Form 10-Q
period 1996-03-31
THORNBURG MORTGAGE ASSET CORP
filed 1996-05-01
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      FORM 10-Q


____X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1996

                                           OR

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _____________

Commission File Number:      001-11914


                         THORNBURG MORTGAGE ASSET CORPORATION
                (Exact name of Registrant as specified in its Charter)

                 MARYLAND                                 85-0404134
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

        119 E. MARCY STREET, SUITE 201
              SANTA FE, NEW MEXICO                              87501
     (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code (505) 989-1900

       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1) Yes _____X_____       No  __________
                            (2) Yes _____X_____       No  __________

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                      15,474,063 as of May 1, 1996

                      THORNBURG MORTGAGE ASSET CORPORATION
                                  FORM 10-Q


                                    INDEX




                                                                           Page
PART I.FINANCIAL INFORMATION                                              ------

 Item 1.Financial Statements

         Balance Sheets at March 31, 1996 and December 31, 1995...........    3

         Statements of Operations for the three months ended March 31,
         1996 and March 31, 1995..........................................    4

         Statement of Stockholders' Equity for the three months ended
         March 31, 1996...................................................    5

         Statements of Cash Flows for the three months ended March 31,
         1996 and March 31, 1995..........................................    6

         Notes to Financial Statements....................................    7

 Item 2.Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................   13



PART II.OTHER INFORMATION

 Item 1. Legal Proceedings................................................   18

 Item 2. Changes in Securities ...........................................   18

 Item 3. Defaults Upon Senior Securities .................................   18

 Item 4. Submission of Matters to a Vote of Security Holders..............   18

 Item 5. Other Information................................................   18

 Item 6. Exhibits and Reports on Form 8-K.................................   18


 SIGNATURES ..............................................................   19

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                          March 31, 1996     December 31, 1995
                                        ------------------ ---------------------
ASSETS

 Adjustable-rate mortgage securities
  (Notes 2, 3 and 4)                          $ 2,012,151           $ 1,995,287
 Cash and cash equivalents                          4,012                 3,660
 Accrued interest receivable                           17                18,778
 Prepaid expenses and other                           377                   260
                                       ------------------  --------------------
                                              $ 2,033,712           $ 2,017,985
                                       ==================  ====================


LIABILITIES

 Reverse repurchase agreements
  (Note 3 and 4)                              $ 1,827,284           $ 1,780,854
 Other borrowings (Note 3 and 4)                   26,250                18,446
 Payable for securities purchased                     -                  42,990
 Accrued interest payable                           8,823                 9,907
 Dividends payable (Note 7)                         4,972                 4,632
 Accrued expenses and other                           970                   679
                                       ------------------  --------------------
                                                1,868,299             1,857,508
                                       ------------------  --------------------


STOCKHOLDERS' EQUITY

 Common stock: par value $.01 per share;
  50,000,000 shares authorized, 12,430,066
  and 12,190,712 shares issued and
  outstanding (Note 6)                               124                    122
 Additional paid-in-capital                      179,303                175,708
 Available-for-sale securities:
  Unrealized gain (loss) (Note 2)                (19,825)               (21,835)
  Realized deferred hedging gain                   6,179                  7,009
 Retained  earnings (deficit)                       (368)                  (527)
                                       ------------------  --------------------
                                                 165,413                160,477
                                       ------------------  --------------------

                                              $ 2,033,712           $ 2,017,985
                                       ==================  ====================




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (In thousands, except share data)


                                                  Three Months Ended March 31,
                                                      1996            1995
                                                   ------------   ------------

Interest income                                    $     32,702   $     25,880
Interest expense                                         26,512         24,722
                                                     ----------     ----------
     Net interest income                                  6,190          1,158
                                                     ----------     ----------

Gain(loss) on sale of adjustable-rate
  mortgage securities                                        13           (659)

General and administrative expenses:
   Management fee (Note 5)                                  947            344
   Other                                                    125            113
                                                     ----------     ----------
                                                          1,072            457
                                                     ----------     ----------

Net income                                          $     5,131    $        42
                                                     ==========     ==========

Net income per share                                $      0.42    $      0.00
                                                     ==========     ==========

Average number of shares outstanding                 12,334,847     11,780,726
                                                     ==========     ==========






See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 1996
(In thousands, except share data)

                                     Available-for-Sale Securities
                                                   Realized
                           Additional              Deferred   Retained
                    Common   Paid-in  Unrealized   Gain From  Earnings
                    Stock    Capital  Gain(Loss)    Hedging   (Deficit)  Total
                    ------ ---------  ----------   ---------  --------- --------
Balance,
 December 31, 1995  $  122  $175,708  $ (21,835)       7,009   $ (527) $160,477

Issuance of common
 stock (Note 5)          2     3,595        -            -         -      3,597

Available-for-Sale
Securities:
 Fair value adj.,
  net of amortization    -        -       2,010          -         -      2,010

 Deferred gain on
 sale of hedges, net
 of amortization         -        -          -           (830)     -       (830)

Net income               -        -          -            -      5,131    5,131

Dividends declared -
   $0.40 per share       -        -          -            -     (4,972)  (4,972)

Balance,            ------ ---------  ----------   ---------  --------- --------
   March 31, 1996   $  124 $ 179,303  $  (19,825)  $   6,179  $   (368 $165,413
                    ====== =========  ==========   =========  ========= ========




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
                                                        Three Months Ended
                                                             March 31,
                                                        1996           1995
                                                     -----------    ----------
Operating Activities:
 Net Income                                          $     5,131    $        42
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization                                            3,293            254
   Net (gain) loss from investing activities                 (13)           659
   Change in assets and liabilities:
    Accrued interest receivable                            1,606            179
    Prepaid expenses and other                              (117)           (94)
    Accrued interest payable                              (1,084)         1,050
    Accrued expenses and other                               291            (32)
                                                      ----------     ----------
    Net cash provided by operating activities              9,107          2,058
                                                      ----------     ----------


Investing Activities:
 Available-for-sale securities:
  Purchase of adj.-rate mortgage securities             (205,970)       (37,352)
  Proceeds on sales of adj.-rate mortgage sec.             6,574         44,071
  Principal payments on adj.-rate mortgage sec.          106,813         27,546
 Held-to-maturity securities:
  Principal payments on adj.-rate mortgage sec.           30,842         15,838
  Purchase of interest rate cap agreements                  (234)           -
                                                      ----------      ---------
   Net cash provided by(used in) invest. activities      (61,975)        50,103
                                                      ----------      ---------


Financing Activities:
 Net borr. from(repayments of) reverse
  repurchase agreements                                   46,430        (47,682)
 Net borr. from(repayments of) other borrowings            7,804           (628)
 Proceeds from common stock issued                         3,618             68
 Dividends paid                                           (4,632)        (1,766)
                                                      ----------      ---------
  Net cash provided by (used in) financing activities     53,220        (50,008)
                                                      ----------      ---------


Net increase (decrease) in cash and cash equivalents         352          2,153

Cash and cash equivalents at beginning of period           3,660         10,848
                                                       ---------      ---------
Cash and cash equivalents at end of period            $    4,012     $   13,001
                                                       =========      =========

Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.



See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

              Cash and cash equivalents

                  Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

              Adjustable-rate mortgage securities

                  The Company's policy is to classify each of its assets as available-for-sale as they are purchased and then monitor each asset for a period of time, generally six to twelve months, prior to making a determination whether the asset will be classified as held-to-maturity. Management has made the determination that certain securities are available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the securities on a quarterly basis. All securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All securities designated available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

                  Premiums and discounts associated with the purchase of the securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.

                  Securities transactions are recorded on the date the securities are purchased or sold. Purchases of new issue securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on securities transactions are determined on the specific identification basis.

              Credit Risk

                  The Company has limited its exposure to credit losses on its portfolio of adjustable-rate mortgage ("ARM") securities by only purchasing securities that are either guaranteed by an agency of the federal government or have an investment grade rating by at least one of two nationally recognized rating agencies, Moody's or S&P. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its ARM securities portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write down reduces earnings.

              Interest rate cap agreements

                  The Company purchases interest rate cap agreements (the "Cap Agreements") to limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements, in effect, reduce the effect of the lifetime cap feature so that the yield on the ARM securities will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. The Company's borrowings do not have a similar interest rate cap limitation.

                  The Cap Agreements classified as a hedge against held-to-maturity securities are initially carried at their fair value as of the time the Cap Agreements and the related securities are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. The Cap Agreements that are classified as a hedge against available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such securities. The carrying value of the Cap Agreements are included in ARM securities on the balance sheet. The amortization of the carrying value of the Cap Agreements is included in interest income as a contra item (i.e. expense) and, as such, reduces interest income over the lives of the Cap Agreements.

                  Realized gains and losses resulting from the termination of the Cap Agreements that are hedging assets classified as held-to-maturity are deferred as an adjustment to the carrying value of the related assets and are amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of such agreements that are hedging assets classified as available-for-sale are initially reported in a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment.

              Interest rate swap agreements

                  The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

              Income taxes

                  The  Company  has  elected  to  be  taxed  as  a  Real  Estate
                  Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

              Net income per share

                  Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents (e.g., stock options), if dilutive, outstanding during the period.

              Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Adjustable-Rate Mortgage Securities and Interest Rate Cap Agreements

              Investments in ARM securities consist of mortgage certificates secured by ARMs primarily on single-family residential housing.

              The following table pertains to the Company's ARM securities classified as available-for-sale as of March 31, 1996 and December 31, 1995, which are carried at their fair value:

                                                 Available-for-Sale
                                       ---------------------------------------
            (In thousands)               March 31, 1996     December 31, 1995
                                       ------------------  -------------------
             Amortized cost basis      $        1,487,094  $         1,440,345
             Gross unrealized gains                 5,036                4,468
             Gross unrealized losses              (23,486)             (24,800)
                                        -----------------   ------------------
             Fair Value                $        1,468,644  $         1,420,013
                                        =================   ==================

              During the quarter ended March 31, 1996, the Company realized $61,000 in gains and $48,000 in losses on the sale of $6.5 million of ARM securities, which were classified as available-for-sale.

              The following table pertains to the Company's ARM securities classified as held-to-maturity as of March 31, 1996 and December 31, 1995, which are carried at their amortized cost basis:

                                                 Held-To-Maturity
                                        --------------------------------------
             (In thousands)              March 31, 1996     December 31, 1995
                                        -----------------  -------------------
              Amortized cost basis      $         543,507  $           575,274
              Gross unrealized gains                4,020                3,746
              Gross unrealized losses              (4,623)              (5,437)
                                         ----------------   --------------------
              Fair Value                $         542,904  $           573,583
                                         ================   ====================

              As of March 31, 1996, the Company had commitments to purchase $94.0 million of ARM securities.

              The average effective yield on the securities owned, including the amortization of the Cap Agreements, was 6.49% as of March 31, 1996 and 6.73% as of December 31, 1995.

              As of March 31, 1996 and December 31, 1995, the Company had purchased Cap Agreements with a remaining notional amount of $1,773,691,000 and $1,461,814,000, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 12.50%. The initial aggregate notional amount of the Cap Agreements declines to approximately
              $1,050,277,000 over the period of the agreements, which expire between 1999 and 2001. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM securities during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and achieve competitive pricing, the Company has entered into Cap Agreements with four different counterparties, two of which are rated AAA and two of which are rated AA.

Note 3.  Reverse Repurchase Agreements and Other Borrowings

              The Company has entered into reverse repurchase agreements to finance most of its mortgage securities. The reverse repurchase agreements are secured by the market value of the Company's mortgage securities and bear interest rates that have historically moved in close relationship to LIBOR.

              As of March 31, 1996, the Company had outstanding $1,827,284,000 of reverse repurchase agreements with a weighted average borrowing cost of 5.57%, which includes the cost of interest rate swaps, and a weighted average remaining maturity of 3.0 months. As of March 31, 1996, $845,221,000 of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six month LIBOR rate and reprice accordingly. The reverse repurchase agreements at March 31, 1996 were collateralized by mortgage securities with a carrying value of $1,925,593,000, including accrued interest.

              The Company has a line of credit agreement which provides for short-term borrowings of up to $25,000,000 collateralized by the Company's principal and interest receivables. At March 31, 1996, the Company had an outstanding balance under this agreement of $8.9 million at a stated interest rate of 5.925%.

              As of March 31, 1996, the Company had financed most of its portfolio of Cap Agreements with $17,308,000 of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 3.8 years. The Cap Agreements at March 31, 1996 were collateralized by mortgage securities with a carrying value of $18,706,000, including accrued interest.

              During the quarter ended March 31, 1996, the total cash paid for interest was $27,535,000.

Note 4.  Fair Value of Financial Instruments

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1996 and December 31, 1995. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                      March 31, 1996         December 31, 1995
                                   --------------------   ----------------------
                                    Carrying    Fair       Carrying      Fair
              (In thousands)         Amount     Value       Amount       Value
                                   ---------- ----------  ---------- -----------
               Assets:
                Adj.-rate mortgage
                 securities        $2,003,806 $2,006,446  $1,988,127  $1,990,217
                Cap agreements          8,395      5,151       7,160       3,379

               Liabilities:
                Other borrowings       26,250     26,838      18,446      19,131
                Swap agreements            32        293         (33)        580

              The above carrying amounts for assets are combined in the balance sheet under the caption "adjustable-rate mortgage securities". The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their unamortized cost.

              The fair values of the Company's ARM securities and Cap Agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.



Note 5.  Common Stock and Stock Option Plan

              On October 9, 1995, the Company entered into a one-year Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell up to
              1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended March 31, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

              During the quarter ended March 31, 1996, the Company issued 31,854 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $479,000.

              On April 23, 1996, the Company completed a public offering of 3,000,000 shares of its common stock pursuant to its Registration Statement on Form S-3 that was declared effective on September 12, 1995. The Company received net proceeds of $42,358,000. The offering was managed by PaineWebber Incorporated, EVEREN Securities, Inc., Principal Financial Securities, Inc., Stifel Nicolaus & Company, Incorporated and Thornburg Securities
              Corporation (the "Underwriters"). On April 29, 1996, the Underwriters notified the Company of their intent to exercise their option to purchase an additional 450,000 shares to cover over-allotments which will provide the Company with additional net proceeds of $6,369,000.

              The Company has adopted a Stock Option Plan which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The exercise price for any options granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. As of March 31, 1996, the Company had granted 491,544 options at exercise prices of $9.375 to $16.125 per share, substantially all of which were exercisable. The weighted average exercise price of the options granted is $15.506 per share. These options become exercisable six months after the date granted and will expire ten years after the date granted.

              In the quarter ended March 31, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement applies to transactions in which an entity grants shares of its common stock, stock options or other equity instruments to its employees and requires the entity to compute a compensation cost based on the fair value of the award on the date of the grant. The entity can either recognize this compensation expense or continue to account for such awards using the intrinsic value method of accounting while providing a pro forma disclosure of net income and earnings per share based on the fair value method. The Company has elected to continue to account for its stock option plan using the intrinsic value method and in the current quarter the compensation expense that would have been recognized under the fair value method was immaterial.

Note 6.  Transactions with Affiliates

              The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the day-to-day operations of the Company and provides personnel and office space. The Agreement provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement.

              The Company pays the Manager an annual base management fee based on Average Net Invested Assets (generally defined as total assets less total debts incurred to finance assets) payable monthly in arrears as follows:

            1% of the first $50 million of Average Net Invested assets, plus
            3/4 of 1% of the portion between $50 million and $100 million, plus 5/8 of 1% of the portion between $100 million and $200 million, plus 1/2 of 1% of the portion between $200 million and $300 million, plus 3/8 of 1% of the portion above $300 million.

              For the quarter ended March 31, 1996, the Company paid the Manager $359,000 in base management fees in accordance with the terms of the Agreement and $344,000 for the quarter ended March 31, 1995.

              The Manager is also entitled to earn incentive compensation in an amount equal to 25% of the Company's annualized net income, before incentive compensation, above an annualized Return on Equity (generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance plus retained earnings), equal to the ten year U.S. Treasury Rate plus 1%. For the quarter ended March 31, 1996, the Manager earned incentive compensation in the amount of $588,000. The Manager did not earn any incentive compensation in the quarter ended March 31, 1995.

Note 7.  Dividends

              On March 15, 1996, the Company declared a first quarter dividend of $4,972,026 or $0.40 per share to be paid on April 10, 1996 to shareholders of record as of March 29, 1996. For federal income tax purposes such dividends are ordinary income to the Company's shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Thornburg  Mortgage  Asset  Corporation  (the  "Company")  is a special  purpose financial institution that primarily invests in ARM securities, thereby indirectly providing capital to the singe-family residential housing market. ARM securities represent interests in pools of adjustable-rate mortgage loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invest in ARM securities and seeks to generate income based on the difference between the yield on its ARM securities portfolio and cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

The Company's mortgage securities portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, Collateralized Mortgage Obligations ("CMOs") or short-term investments that either mature within one year or have an interest rate that reprices within one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality ARM securities and short-term investments. High Quality means:

(1) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies");
(2) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government; or
(3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security.

The remainder of the Company's investment portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets (formerly referred to as Limited Investment assets), which may include:

(1) loans secured by first liens on single-family residential properties acquired for the purpose of securitization into investment grade securities; or
(2) pass-through securities or CMOs backed by loans on single-family residential properties or on multi-family, commercial or other real estate-related properties if they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Financial Condition

At March 31, 1996, the Company held total assets of $2.034 billion, $2.012 billion of which consisted of ARM securities, as compared to $2.018 billion and $1.995 billion, respectively, at December 31, 1995. At March 31, 1996, 93.3% of the assets held by the Company were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality mortgage securities and cash and cash equivalents. All of the mortgage securities currently owned by the Company are either in the form of a pass-through certificates or a class of a multi-class pass-through certificate backed by adjustable-rate mortgages.

The following table presents a schedule of ARM securities owned at March 31, 1996 and December 31, 1995 classified by High Quality and Other Investment assets and further classified by those issued by an agency of the U.S. Government and those privately issued, generally publicly registered mortgage securities, and, lastly, classified according to the rating categories as determined by at least one of the Rating Agencies.

                 MORTGAGE SECURITIES BY ISSUER AND CREDIT RATING
                             (Amounts in thousands)

                          Assets Held as of             Assets Held as of
                            March 31, 1996              December 31, 1995
                       -------------------------    ------------------------
                        Carrying      Portfolio      Carrying     Portfolio
                         Value           Mix          Value          Mix
High Quality:          -----------    ----------    -----------   ----------
 FHLMC/FNMA             $  921,516        45.8%      $  894,433        44.8%
 Privately Issued:
  AAA/Aaa Rating           168,149         8.4          165,196         8.3
  AA/Aa Rating             787,770        39.1          784,633        39.3
                         ---------     -------        ---------     -------
   Total Privately Issued  955,919        47.5          949,829        47.6
                         ---------     -------        ---------     -------
   Total High Quality    1,877,435        93.3        1,844,262        92.4
                         ---------     -------        ---------     -------
Other Investment:
 Privately Issued:
  A Rating                 119,423         5.9          134,970         6.8
  BBB/Baa Rating            15,292         0.8           16,055         0.8
                         ---------     -------       ----------      ------
   Total Other Investment  134,715         6.7          151,025         7.6
                         ---------     -------       ----------      ------
   Total Mortgage Sec.  $2,012,151       100.0%      $1,995,287       100.0%
                         =========     =======        =========      ======

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

                          MORTGAGE SECURITIES BY INDEX
                             (Amounts in thousands)

                            Assets Held as of              Assets Held as of
                              March 31, 1996               December 31, 1995
                        -------------------------     ------------------------
                         Carrying      Portfolio       Carrying      Portfolio
                           Value          Mix            Value          Mix
Index:                  ----------     ---------      -----------    ---------
 One-month LIBOR        $   10,557          0.5%      $    10,229         0.5%
 Six-month LIBOR         1,387,376         69.0         1,494,102        74.9
 Six-month Certificate
   of Deposit               29,327          1.5            32,349         1.6
 One-year Constant
   Maturity Treasury       511,746         25.4           385,066        19.3
 11th District Cost
   of Funds                 73,144          3.6            73,541         3.7
                        ----------      -------         ---------     -------
                       $ 2,012,151        100.0%      $ 1,995,287       100.0%
                        ==========      =======         =========     =======

The portfolio had a current weighted average coupon of 7.48% at March 31, 1996. If the portfolio were "fully indexed", the weighted average coupon would be 7.56%, based upon the current composition of the portfolio and the applicable indices at March 31, 1996.

For the month of March 1996, the current yield of the ARM securities portfolio was 6.49%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging and the amortization of the deferred gains from hedging activity.

During the quarter ended March 31, 1996, the Company purchased $206.0 million of ARM securities, all of which were High Quality assets. The Company also sold $6.5 million of High Quality ARM securities for a net gain of $13,000 during the quarter ended March 31, 1996.

For the quarter ended March 31, 1996, the Company's mortgage securities paid down at an approximate average annualized constant prepayment rate of 32%. The prepayment experience during the quarter was above long term expectations. The Company believes that this was primarily due to the re-pricing of a large portion of the Company's portfolio at a time when the difference between long-term and short-term interest rates were at a historically low level. These conditions generally create attractive opportunities for consumers to refinance ARMs into fixed-rate mortgages. Toward the end of the first quarter, long-term interest rates increased and short-term interest rates remained substantially the same. The Company expects that one of the results of this recent change in interest rates will be a slowing down of prepayments of ARMs, which will then result in a slowing down of the prepayments on the Company's ARM securities. The constant prepayment rate assumption is used to calculate the estimated yield to maturity on the mortgage securities. In the event that actual prepayment experience exceeds the assumption due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM securities. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium as appropriate.

The fair value of the Company's portfolio of ARM securities rose during the quarter ended March 31, 1995. As of March 31, 1995, the Company's portfolio of ARM securities available-for-sale, including the applicable Cap Agreements, had a net unrealized loss of $18,450,000 and shareholders' equity has been adjusted to reflect this valuation amount. At December 31, 1995, the Company's portfolio of ARM securities available-for-sale had an unrealized loss of $20,332,000.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM securities to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At March 31, 1996, the Cap Agreements owned by the Company had a remaining notional balance of $1.774 billion with an average final maturity of 3.9 years, as compared to a remaining notional balance of $1.461 billion with an average final maturity of 4.3 years at December 31, 1994. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three month or six month LIBOR index increases above certain specified levels which range from 7.50% to 12.50% and average approximately 9.44%. The fair market value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the market value of the Company's ARM securities. At March 31, 1996 the fair value of the Cap Agreements was $5.2 million, $13.2 million less than the amortized cost of the agreements.

Results of Operations For the Three Months Ended March 31, 1996

For the quarter ended March 31, 1996, the Company's net income was $5,131,000 or $0.42 per share based on a weighted average of 12,334,847 shares outstanding as compared to $42,000 or $0.00 per share based on a weighted average of 11,780,726 shares outstanding for the quarter ended March 31, 1995. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Net interest income for the quarter totaled $6,190,000 as compared to $1,158,000 for the same period in 1995. The Company incurred operating expenses of $1,072,000 for the quarter, consisting principally of management fees of $947,000, including $588,000 of incentive compensation and other miscellaneous expenses of $125,000 as compared to operating expenses of $457,000 for the same period in 1995, consisting principally of management fees of $344,000 and other miscellaneous expenses of $113,000. The Company also reported a $13,000 gain from the sale of assets during the quarter ended March 31, 1996 as compared to a loss from the sale of assets of $659,000 for the same period in 1995.

The primary reason for the rise in the Company's net interest income in the first quarter of 1996 as compared to the same quarter in 1995 was the combined effect of an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds. As presented in the table below, the Company's ARM securities portfolio generated a yield of 6.46% during the first quarter of 1996 as compared to 5.92% for the first quarter of 1995. This increase of 0.54% is primarily attributable to the increase in the weighted average coupon on the portfolio that rose to 7.48% as of March 31, 1996 from 6.33% as of March 31, 1995. The benefit to net interest income from this increase in the weighted average coupon was partially offset by the acceleration of the amortization of the net premium paid for the ARM securities as a result of the increased prepayment of ARM securities experienced by the Company during the first quarter of 1996 as compared to the same period in 1995.

The Company's cost of funds during the quarter ended March 31, 1996 decreased to 5.73% from 6.28% for the same quarter of 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The combined effect of the higher yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.73% for the first quarter of 1996 from a negative 0.36% for the first quarter of 1995. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.22% for the first quarter of 1996 from 0.26% for the first quarter of 1995.

The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that an incentive fee was earned by the Manager. During the first quarter of 1995, the Manager did not earn an incentive fee as a result of the earnings level of the Company. In order for the Manager to earn an incentive fee payment, the rate of return to the shareholders, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the first quarter of 1996, the Manager did earn an incentive fee of $588,000.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarter ended March 31, 1996 and March 31, 1995:

                             AVERAGE BALANCE AND RATE TABLE
                                 (Amounts in thousands)

                             For the Quarter Ended        For the Quarter Ended
                                 March 31, 1996               March 31, 1995
                             ------------------------     ---------------------
                              Average       Effective      Average    Effective
                              Balance         Rate         Balance      Rate
                             -----------     --------     -----------  --------
 Interest Earning Assets:
  Adj.-rate mortgage sec.    $ 2,012,676        6.46%     $ 1,729,535     5.92%
  Cash and cash equivalents       13,086        5.61           18,936     5.97
                              ----------      ------       ----------   ------
                               2,025,762        6.46        1,748,471     5.92
                              ----------      ------       ----------   ------
 Interest Bearing Liabilities:
  Borrowings                   1,850,508        5.73        1,575,442     6.28

 Net Interest Earning Assets  ----------      ------       ----------   ------
  and Spread                 $   175,254        0.73%     $   172,527    (0.36)%
                              ==========      ======       ==========   ======
 Yield on Net Interest
  Earning Assets (1)                            1.22%                     0.26%
                                              ======                    ======

     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

Liquidity and Capital Resources

The Company's primary source of funds for the quarters ended March 31, 1996 and 1995 consisted of reverse repurchase agreements, which totaled $1.827 billion and $1.554 billion at the respective quarter ends. The Company's other significant sources of funds for the quarters ended March 31, 1996 and 1995 consisted of payments of principal and interest from the ARM securities in the amounts of $175.1 million and $69.4 million, respectively, and the proceeds from the sale of ARM securities in the amounts of $6.5 million and $44.1 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM securities portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM securities, cash and cash equivalents.

The borrowings incurred at March 31, 1996 had a weighted average interest cost of 5.60%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 6.5 months and a weighted average remaining term to maturity of 3.4 months. As of March 31, 1996, $845.2 million of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, two or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-two different investment banking firms and commercial banks and at March 31, 1996 had borrowed funds under reverse repurchase agreements with fifteen of these firms. Because the Company borrows funds based on the fair value of its ARM securities, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended March 31, 1996, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and to purchase additional shares at a 3% discount to the current market price of the common stock, as defined in the Plan. As a result of participation in the Plan, the Company issued 31,854 new shares of common stock and received proceeds of $479,000 of new equity capital during the first quarter of 1996.

On October 9, 1995, the Company entered into a one-year Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell up to 1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended March 31, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

On April 23, 1996, the Company completed a public offering of 3,000,000 shares of its common stock pursuant to its Registration Statement on Form S-3 that was declared effective on September 12, 1995. The Company received net proceeds of $42,358,000. The offering was managed by PaineWebber Incorporated, EVEREN Securities, Inc., Principal Financial Securities, Inc., Stifel Nicolaus & Company, Incorporated and Thornburg Securities Corporation (the "Underwriters"). On April 29, 1996, the Underwriters notified the Company of their intent to exercise their option to purchase an additional 450,000 shares to cover over-allotments which will provide the Company with additional net proceeds of $6,369,000.

Effects of Interest Rate Changes

Changes in interest rates may impact the Company's earnings in various ways. While the Company only invests in ARM securities, rising short-term interest rates may temporarily negatively affect the Company's earnings. The rate of interest on an ARM loan is generally limited in its ability to increase by either 1% or 2% per adjustment period. Mortgage securities owned by the Company are subject to such limitations (known as periodic caps) while the Company's borrowing rates are not subject to such limitations. In periods of rising interest rates, the Company's net interest income could temporarily decline as a result of the existence of these periodic caps on its mortgage securities.

The rate of prepayment on the Company's mortgage securities may increase if interest rates decline, or if the difference between long term and short term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage securities faster than currently anticipated, resulting in a reduced yield on its mortgage securities.
Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage securities, the Company's earnings may be adversely affected.

Lastly, because the Company only invests in adjustable-rate mortgage assets and approximately 10% of such mortgage assets are financed by shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined.

Other Matters

The Company calculates its Qualified REIT Assets, as defined in the Code, to be 99.6% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the quarter ended March 31, 1996, subject to the 30% income limitation under the REIT rules amounted to 0.18% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1996, the Company believed that it was in full compliance with the REIT tax rules and that it would continue to qualify as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain Mortgage Securities represent all the certificates issued with respect to an underlying pool of mortgages, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of March 31, 1996, the Company calculates that it is in compliance with this requirement.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
              At March 31, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                   Not applicable

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  None

         (b)  Reports on Form 8-K
                  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                   THORNBURG MORTGAGE ASSET CORPORATION



Dated:     May 1, 1996              By:   /s/ H. Garrett Thornburg, Jr.
                                          ------------------------------
                                          H. Garrett Thornburg, Jr.,
                                          Chairman of the Board of Directors
                                          authorized officer of registrant)




Dated:     May 1, 1996               By:  /s/ Richard P. Story
                                          --------------------
                                          Richard P. Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)