Form 10-Q/A
period 1996-03-31
THORNBURG MORTGAGE ASSET CORP
filed 1996-05-07
CIK 892535

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                          March 31, 1996     December 31, 1995
                                        ------------------ ---------------------
ASSETS

 Adjustable-rate mortgage securities
  (Notes 2, 3 and 4)                          $ 2,012,151           $ 1,995,287
 Cash and cash equivalents                          4,012                 3,660
 Accrued interest receivable                       17,172                18,778
 Prepaid expenses and other                           377                   260
                                       ------------------  --------------------
                                              $ 2,033,712           $ 2,017,985
                                       ==================  ====================


LIABILITIES

 Reverse repurchase agreements
  (Note 3 and 4)                              $ 1,827,284           $ 1,780,854
 Other borrowings (Note 3 and 4)                   26,250                18,446
 Payable for securities purchased                     -                  42,990
 Accrued interest payable                           8,823                 9,907
 Dividends payable (Note 7)                         4,972                 4,632
 Accrued expenses and other                           970                   679
                                       ------------------  --------------------
                                                1,868,299             1,857,508
                                       ------------------  --------------------


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