Form 10-Q
period 1996-06-30
THORNBURG MORTGAGE ASSET CORP
filed 1996-10-08
CIK 892535

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1996

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:   001-11914


                     THORNBURG MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its Charter)

                 Maryland                   85-0404134
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)  Identification Number)

            119 E. Marcy Street
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

                        (1) Yes     X          No
                        (2) Yes     X          No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                   16,088,507 as of July 24, 1996

                        THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q


                                       INDEX




                                                                          Page
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Balance Sheets at June 30, 1996 and December 31, 1995 ...............  3

     Statements of Operations for the three months and six months ended
     June 30, 1996 and June 30, 1995 .....................................  4

     Statement of Stockholders' Equity for the three months and six months ended June 30, 1996 .................................................  5

     Statements of Cash Flows for the three months and six months ended
     June 30, 1996 and June 30, 1995 .....................................  6

     Notes to Financial Statements .......................................  7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................. 13



PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings ..........................................   20

   Item 2.  Changes in Securities ......................................   20

   Item 3.  Defaults Upon Senior Securities ............................   20

   Item 4.  Submission of Matters to a Vote of Security Holders ........   20

   Item 5.  Other Information ..........................................   20

   Item 6.  Exhibits and Reports on Form 8-K ...........................   20


   SIGNATURES  .........................................................   21

   Exhibit Index........................................................   22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                               June 30, 1996  December 31, 1995
ASSETS

   Adjustable-rate mortgage securities
     (Notes 2, 3 and 4)                           $2,410,280        $1,995,287
   Cash and cash equivalents                           8,533             3,660
   Accrued interest receivable                        19,535            18,778
   Prepaid expenses and other                            458               260
                                                  ----------        ----------
                                                  $2,438,806        $2,017,985
                                                  ==========        ==========


LIABILITIES

   Reverse repurchase agreements
     (Note 3 and 4)                               $2,190,096        $1,780,854
   Other borrowings (Note 3 and 4)                    16,152            18,446
   Payable for securities purchased                     --              42,990
   Accrued interest payable                           11,152             9,907
   Dividends payable (Note 7)                          6,375             4,632
   Accrued expenses and other                            722               679
                                                  ----------        ----------
                                                   2,224,497         1,857,508
                                                  ----------        ----------


STOCKHOLDERS' EQUITY

   Common stock: par value $.01 per share;
     50,000,000 shares authorized, 15,937,494
     and 12,190,712 shares issued and
     outstanding (Note 6)                                159               122
   Additional paid-in-capital                        228,774           175,708
   Available-for-sale securities:
     Unrealized gain (loss) (Note 2)                 (19,496)          (21,835)
     Realized deferred hedging gain                    5,446             7,009
   Retained  earnings (deficit)                         (574)             (527)
                                                  ----------        ----------
                                                     214,309           160,477
                                                  ----------        ----------

                                                  $2,438,806        $2,017,985
                                                  ==========        ==========




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (In thousands, except per share data)


                                     Three  Months  Ended     Six Months Ended
                                           June 30,               June 30,
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------

   Interest income                    $ 35,680   $ 27,998   $ 68,382   $ 53,878
   Interest expense                     28,455     25,541     54,967     50,262
                                        ------     ------     ------     ------
      Net interest income                7,225      2,457     13,415      3,616
                                        ------     ------     ------     ------

   Gain (loss) on sale of
     adjustable-rate
     mortgage securities                  --         --           13       (659)

   General and admin. expenses:
     Management fee (Note 5)               405        344        764        689
     Performance fee (Note 5)              508       --        1,096       --
     Other                                 143        120        268        232
                                         -----      -----      -----      -----
                                         1,056        464      2,128        921
                                         -----      -----      -----      -----

   Net income                         $  6,169   $  1,993   $ 11,300   $  2,036
                                      ========   ========   ========   ========

   Net income per share               $   0.42   $   0.17   $   0.83   $   0.17
                                      ========   ========   ========   ========

   Average number of shares
     outstanding                        14,844     11,873     13,589     11,827
                                      ========   ========   ========   ========






See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Six Months Ended June 30, 1996
(In thousands, except share data)


                                     Available-for-Sale Sec.
                                     -----------------------
                                                   Realized
                    Common Additional              Deferred  Retained
                     Stock   Paid-in  Unrealized  Gain From  Earnings
                  Par Value  Capital  Gain(Loss)    Hedging  (Deficit)    Total
                  ---------  -------  ----------  ---------  ---------  --------
Balance,
 December 31, 1995   $  122 $ 175,708 $ (21,835) $  7,009  $    (527) $ 160,477

Issuance of common
 stock  (Note 5)          2     3,595      --        --         --        3,597

Available-for-Sale
Securities:
 Fair value adj.,
 net of amortization   --        --       2,010      --         --        2,010

 Deferred gain on
 sale of hedges, net
 of amortization       --        --        --        (830)      --         (830)

Net income             --        --        --        --        5,131      5,131

Dividends declared -
 $0.40 per share       --        --        --        --       (4,972)    (4,972)

Balance,
                     ------ --------- ---------- --------  ---------- ---------
  March 31, 1996        124   179,303   (19,825)    6,179       (368)   165,413

Issuance of common
  stock  (Note 5)        35    49,471      --        --         --       49,506

Available-for-Sale
Securities:
 Fair value adj.,
 net of amortization   --        --         329      --         --          329

 Deferred gain on
 sale of hedges, net
 of amortization       --        --        --        (733)      --         (733)

Net income             --        --        --        --        6,169      6,169

Dividends declared -
  $0.40 per share      --        --        --        --       (6,375)    (6,375)

Balance,
                     ------ --------- ---------- --------  ---------- ---------
  June 30, 1996      $  159 $ 228,774 $ (19,496) $  5,446  $    (574) $ 214,309
                     ====== ========= =========  ========  =========  =========




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
                                    Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                     1996       1995         1996        1995
                                  ---------   --------    --------    ---------
Operating Activities:
  Net Income                      $  6,169    $  1,993    $ 11,300    $   2,036
  Adjustments to reconcile
   net income to net cash
   provided by oper
   activities:
    Amortization                     3,480         771       6,778        1,025
    Net (gain) loss from
     investing activities             --          --           (13)         659
    Change in assets and liab.:
      Accrued interest
       receivable                   (2,363)     (2,987)       (757)      (2,808)
      Prepaid expenses and
       other                            (6)        (37)        (73)        (131)
      Accrued interest
       payable                       2,329         465       1,245        1,515
      Accrued expenses and
       other                          (248)        355          43          322
       Net cash provided by
                                   -------     -------     -------      -------
        operating activities         9,361         560      18,523        2,618
                                   -------     -------     -------      -------


Investing Activities:
  Available-for-sale assets:
   Purchase of adj.-rate
    mortgage assets               (552,332)   (150,144)   (758,302)    (187,496)
   Proceeds on sales of
     adj.-rate
     mortgage assets                  --         4,912       6,539       48,983
   Principal payments on
     adj.-rate
     mortgage assets               113,769      29,931     220,582       57,477
  Held-to-maturity assets:
   Principal payments on
    adj.-rate
    mortgage assets                 36,664      10,225      67,506       26,063
  Purchase of interest rate
    cap agreements                    (189)       (218)       (423)        (218)
      Net cash provided by
       (used in) investing         -------     -------     -------      -------
       activities                 (402,088)   (105,294)   (464,098)     (55,191)
                                   -------     -------     -------      -------


Financing Activities:
  Net borrowings from
   (repayments of) reverse
   repurchase agreements           362,812      99,674     409,242       51,992
  Net borrowings from
   (repayments of) other
   borrowings                      (10,098)     (1,168)     (2,294)      (1,796)
  Proceeds from common
   stock issued                     49,506         873      53,104          941
  Dividends paid                    (4,972)     (1,767)     (9,604)      (3,533)
   Net cash provided by
    (used in) financing            -------     -------     -------      -------
    activities                     397,248      97,612     450,448       47,604
                                   -------     -------     -------      -------


Net increase (decrease) in
 cash and cash equivalents           4,521      (7,122)      4,873       (4,969)

Cash and cash equivalents
 at beginning of period              4,012      13,001       3,660       10,848

Cash and cash equivalents         --------    --------    --------    ---------
 at end of period                 $  8,533    $  5,879    $  8,533    $   5,879
                                  ========    ========    ========    =========

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

         Credit Risk

            The Company has limited its exposure to credit losses on its portfolio of adjustable-rate mortgage ("ARM") securities by only purchasing securities that are either guaranteed by an agency of the federal government or have an investment grade rating by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's. The Company monitors the delinquencies and losses on the underlying mortgages and makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential losses in its ARM securities portfolio if the impairment is deemed to be other than temporary. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write down reduces earnings. Provisions for credit losses do not reduce taxable income and therefore do not effect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would effect the dividends paid to shareholders for that tax year.

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

         The following table pertains to the Company's ARM securities classified as available-for-sale as of June 30, 1996 and December 31, 1995, which are carried at their fair value:

                                                Available-for-Sale
                                         --------------------------------------
               (In thousands)             June 30, 1996       December 31, 1995
                                         ---------------      -----------------
               Amortized cost basis      $     1,922,561      $       1,440,345
               Gross unrealized gains              5,526                  4,468
               Gross unrealized losses           (23,761)               (24,800)
                                         ---------------      -----------------
               Fair Value                $     1,904,326      $       1,420,013
                                         ===============      =================


         During the quarter ended June 30, 1996, the Company did not sell any ARM securities. For the six-month period ended June 30, 1996, the Company realized $61,000 in gains and $48,000 in losses on the sale of $6.5 million of ARM securities, which were classified as available-for-sale.

         The following table pertains to the Company's ARM securities classified as held-to-maturity as of June 30, 1996 and December 31, 1995, which are carried at their amortized cost basis:

                                                     Held-To-Maturity
                                         ---------------------------------------
               (In thousands)              June 30, 1996       December 31, 1995
                                         ---------------       -----------------
               Amortized cost basis      $       505,954        $       575,274
               Gross unrealized gains              5,192                  3,746
               Gross unrealized losses            (4,814)                (5,437)
                                         ---------------        ---------------
               Fair Value                $       506,332        $       573,583
                                         ===============        ===============

         As of June 30, 1996, the Company had commitments to purchase $70.0 million of ARM securities.

         The average effective yield on the ARM securities owned, including the amortization of the net premium paid for the ARM securities and the Cap Agreements as well as the impact of providing for potential credit losses, was 6.43% as of June 30, 1996 and 6.73% as of December 31, 1995.

         As of June 30, 1996 and December 31, 1995, the Company had purchased Cap Agreements with a remaining notional amount of $1,935,505,000 and $1,461,814,000, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 12.50%. The initial aggregate notional amount of the Cap Agreements declines to approximately $1,207,457,000 over the period of the agreements, which expire between 1999 and 2001. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM securities during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, three of which are rated AAA and three of which are rated AA.

Note 3.  Reverse Repurchase Agreements and Other Borrowings

         The Company has entered into reverse repurchase agreements to finance most of its mortgage securities. The reverse repurchase agreements are secured by the market value of the Company's mortgage securities and bear interest rates that have historically moved in close relationship to LIBOR.

         As of June 30, 1996, the Company had outstanding $2,190,096,000 of reverse repurchase agreements with a weighted average borrowing cost of 5.57% and a weighted average remaining maturity of 5.8 months and a weighted average remaining term to the next repricing of 52 days. As of June 30, 1996, $1,159,461,000 of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six month LIBOR rate and reprice accordingly. The reverse repurchase agreements at June 30, 1996 were collateralized by mortgage securities with a carrying value of $2,301,012,000, including accrued interest.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25,000,000 collateralized by the Company's principal and interest receivables. At June 30, 1996, there was no balance outstanding under this agreement.

         As of June 30, 1996, the Company had financed most of its portfolio of Cap Agreements with $16,152,000 of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 3.6 years. The Cap Agreements at June 30, 1996 were collateralized by mortgage securities with a carrying value of $17,239,000, including accrued interest.

         During the three-month  and six-month  periods ended June 30, 1996, the
         total  cash  paid  for  interest  was  $25,483,000   and   $53,018,000,
         respectively.

Note 4.  Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1996 and December 31, 1995. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                  June 30, 1996            December 31, 1995
                             ------------------------  -------------------------
                               Carrying      Fair       Carrying        Fair
    (In thousands)              Amount       Value       Amount         Value
    Assets:                  -----------  -----------  -----------   -----------
     Adjustable-rate
      mortgage securities    $ 2,402,087  $ 2,405,454  $ 1,988,127   $ 1,990,217
     Cap agreements                8,193        5,204        7,160         3,379

    Liabilities:
     Other borrowings             16,152       16,739       18,446        19,131
     Swap agreements                --           --            (33)          580

         The above carrying amounts for assets are combined in the balance sheet under the caption "adjustable-rate mortgage securities". The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their unamortized cost.

         The fair values of the Company's ARM securities and Cap Agreements are based on market prices provided by nationally recognized third-party pricing services and certain dealers who make markets in these financial instruments. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Note 5.  Common Stock and Stock Option Plan

         On October 9, 1995, the Company entered into a one-year Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell up to 1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended June 30, 1996, the Company did not sell any shares under this Sales Agency Agreement. During the six-month period ended June 30, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

         During the quarter ended June 30, 1996, the Company issued 43,997 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $626,000. During the six-month period ended June 30, 1996, the Company issued 75,851 shares under this plan and received net proceeds of $1,105,000.

         On April 23, 1996, the Company completed a public offering of 3,000,000 shares of its common stock. The Company received net proceeds of $42,358,000. The offering was managed by PaineWebber Incorporated, EVEREN Securities, Inc., Principal Financial Securities, Inc., Stifel Nicolaus & Company, Incorporated and Thornburg Securities Corporation (the "Underwriters"). On April 29, 1996, the Underwriters notified the Company of their intent to exercise their option to purchase an additional 450,000 shares to cover over-allotments which provided the Company with additional net proceeds of $6,321,000.

         The Company has adopted a Stock Option Plan which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The exercise price for any options granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. As of June 30, 1996, the Company had 624,413 options outstanding at exercise prices of $9.375 to $16.125 per share, 468,647 of which were exercisable. The weighted average exercise price of the options outstanding is $15.442 per share. The options become exercisable six months after the date granted and will expire ten years after the date granted. On June 25, 1996, Mr. Richard H. Keyes, a former director of the Company, exercised 13,382 options at an average exercise price of $14.98 for which the Company received proceeds of $201,000.

         In the quarter ended March 31, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement applies to transactions in which an entity grants shares of its common stock, stock options or other equity instruments to its employees and requires the entity to compute a compensation cost based on the fair value of the award on the date of the grant. The entity can either recognize this compensation expense or continue to account for such awards using the intrinsic value method of accounting while providing a pro forma disclosure of net income and earnings per share based on the fair value method. The Company has elected to continue to account for its stock option plan using the intrinsic value method and in the quarter and six-month period ended June 30, 1996, the compensation expense that would have been recognized under the fair value method was immaterial.

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

         For the quarters ended June 30, 1996 and 1995, the Company paid the Manager $405,000 and $344,000, respectively, in base management fees in accordance with the terms of the Agreement. For the six-month periods ended June 30, 1996 and 1995, the Company paid the Manager $764,000 and $689,000, respectively, in base management fees.

         The Manager is also entitled to earn performance based compensation in an amount equal to 25% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity (generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance plus retained earnings), equal to the ten year U.S. Treasury Rate plus 1%. For the quarter and six-month period ended June 30, 1996, the Manager earned a performance fee in the amount of $508,000 and $1,096,000, respectively. The Manager did not earn any performance fee in the quarter or six-month period ended June 30, 1995.

Note 7.  Dividends

         On June 19, 1996, the Company declared a second quarter dividend of $6,374,998 or $0.40 per share to be paid on July 10, 1996 to shareholders of record as of June 28, 1996. For federal income tax purposes such dividends are ordinary income to the Company's shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Thornburg Mortgage Asset Corporation (the "Company") is a special purpose financial institution that primarily invests in adjustable-rate mortgage (ARM) securities, thereby indirectly providing capital to the single-family residential housing market. ARM securities represent interests in pools of adjustable-rate mortgage loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invest in ARM securities and seeks to generate income based on the difference between the yield on its ARM securities portfolio and cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

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

The remainder of the Company's investment portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

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

Financial Condition

At June 30, 1996, the Company held total assets of $2.439 billion, $2.410 billion of which consisted of ARM securities, as compared to $2.018 billion and $1.995 billion, respectively, at December 31, 1995. This increase in assets, and in particular ARM securities, is primarily related to the successful completion of the Company's public offering of common shares which occurred in April of 1996. The Company received $48.7 million of capital from this latest public offering, enabling the Company to continue its growth. At June 30, 1996, 94.6% of the assets held by the Company were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality mortgage securities and cash and cash equivalents. All of the mortgage securities currently owned by the Company are either in the form of pass-through certificates or a class of a multi-class pass-through certificate backed by adjustable-rate mortgages.

The following table presents a schedule of ARM securities owned at June 30, 1996 and December 31, 1995 classified by High Quality and Other Investment assets and further classified by those issued by an agency of the U.S. Government and those privately issued, generally publicly registered mortgage securities, and, lastly, classified according to the rating categories as determined by at least one of the Rating Agencies.

                   MORTGAGE SECURITIES BY ISSUER AND CREDIT RATING
                               (Amounts in thousands)

                                     Assets Held as of       Assets Held as of
                                       June 30, 1996         December 31, 1995
                                   ---------------------   ---------------------
                                   Carrying    Portfolio   Carrying   Portfolio
                                      Value        Mix        Value       Mix
                                   --------    ---------   --------   ----------
      High Quality:
         FHLMC/FNMA               $1,232,387      51.1%   $  894,433       44.8%
         Privately Issued:
           AAA/Aaa Rating            290,921      12.1       165,196        8.3
           AA/Aa Rating              756,006      31.4       784,633       39.3
             Total Privately      ----------     -----    ----------      ------
              Issued               1,046,927      43.5       949,829       47.6
                                  ----------     -----    ----------      ------
             Total High Quality    2,279,314      94.6     1,844,262       92.4
                                  ----------     -----    ----------      ------

      Other Investment:
         Privately Issued:
           A Rating                  115,929       4.8       134,970        6.8
           BBB/Baa Rating             15,037       0.6        16,055        0.8
             Total Other          ----------     -----    ----------      ------
              Investment             130,966       5.4       151,025        7.6
                                  ----------     -----    ----------      ------
             Total Mortgage
              Securities          $2,410,280     100.0%   $1,995,287      100.0%
                                  ==========     ======   ==========      ======

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

                            MORTGAGE SECURITIES BY INDEX
                               (Amounts in thousands)

                                 Assets Held as of          Assets Held as of
                                   June 30, 1996            December 31, 1995
                                 --------------------     ---------------------
                                 Carrying   Portfolio     Carrying    Portfolio
                                   Value       Mix          Value        Mix
      Index:                   ----------   ---------   ----------    ---------
One-month LIBOR                $   10,462         0.4   $   10,229         0.5%
Six-month LIBOR                 1,330,826        55.2    1,494,102        74.9
Six-month Certificate
  of Deposit                       27,635         1.1       32,349         1.6
One-year Constant
  Maturity Treasury               888,088        36.9      385,066        19.3
11th District Cost
  of Funds                        153,269         6.4       73,541         3.7
                               ----------       ------  ----------       ------
                               $2,410,280       100.0%  $1,995,287       100.0%
                               ==========       ======  ==========       ======

The portfolio had a current weighted average coupon of 7.28% at June 30, 1996. If the portfolio were "fully indexed" the weighted average coupon would be 7.83%, based upon the current composition of the portfolio and the applicable indices at June 30, 1996.

For the month of June 1996, the current yield of the ARM securities portfolio was 6.43%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of credit provisions, the cost of hedging and the amortization of deferred gains from hedging activity.

During the quarter and six month period ended June 30, 1996, the Company purchased $552.3 million and $758.3 million, respectively, of ARM securities, all of which were High Quality assets. As a result of purchasing only High Quality ARM securities thus far in 1996, the Company's High Quality assets as a percent of total assets has reached 94.6%, the highest level reported by the Company since the Company became fully invested after its initial public offering in 1993. Although the Company continues to evaluate the merits of Other Investments and will most likely purchase Other Investments in the future, the Company has purchased only High Quality investments in 1996 based on its evaluation of each available asset's expected total return, taking into consideration price, credit risk, liquidity and other factors deemed appropriate by the Company for asset selection.

Over the six-month period ending June 30, 1996, the composition of the Company's ARM securities by index has changed, reflecting an increased percentage of investments in ARM securities indexed to the one-year constant maturity treasury index and a decreased percentage of investments in six-month LIBOR indexed ARM securities. This change is largely a reflection of the types of ARM securities that have been either produced or available for sale during this six-month period, with new LIBOR ARM production down markedly from prior years. This change is also a reflection of the Company's strategy of acquiring a larger percentage of fully indexed ARM securities with lifetime maximum interest rates above 11%. Most of the LIBOR based ARM securities production does not meet the Company's current maximum lifetime interest rate requirement. As a result of the Company's effort, the average maximum lifetime interest rate cap for the Company's portfolio has increased to 11.24% at June 30, 1996, as compared to 10.71% at December 31, 1995.

For the quarter ended June 30, 1996, the Company's mortgage securities paid down at an approximate average annualized constant prepayment rate of 31%, slightly below the average rate during the first quarter of 1996, but still above long-term expectations. The Company believes that this was primarily due to the lag between the decline in short-term and long-term interest rates and the delay to the next repricing date of the Company's ARM securities which resulted in higher mortgage rates for ARM borrowers relative to fixed-rate mortgage alternatives. These conditions generally create attractive opportunities for consumers to refinance ARMs into fixed-rate mortgages. Toward the end of the first quarter, long-term interest rates increased and short-term interest rates remained substantially the same. The Company expects this change in interest rates will slow down the prepayments of the Company's ARM securities. During May and June the rate of prepayment on the Company's ARM securities portfolio did begin to show signs of slowing down, but because of the apparent pipeline of loans already in the process of being re-financed at the time rates rose late in the first quarter, the full impact of an expected slow down in the prepayment of ARM loans was not realized by the Company in the second quarter. Preliminary prepayment data for July suggests a further slowing of prepayments in the months ahead. The constant prepayment rate assumption is used to calculate the estimated yield to maturity on the mortgage securities. In the event that actual prepayment experience exceeds the assumption due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM securities. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium as appropriate.

The fair value of the Company's portfolio of ARM securities rose during the quarter ended June 30, 1996. As of June 30, 1996, the Company's portfolio of ARM securities available-for-sale, including the applicable Cap Agreements, had a net unrealized loss of $18,235,000. At December 31, 1995, the Company's portfolio of ARM securities available-for-sale had an unrealized loss of $20,332,000.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will, in effect, allow the yield on the ARM securities to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At June 30, 1996, the Cap Agreements owned by the Company had a remaining notional balance of $1.935 billion with an average final maturity of 3.6 years, as compared to a remaining notional balance of $1.461 billion with an average final maturity of 4.3 years at December 31, 1995. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three month or six month LIBOR index increases above certain specified levels which range from 7.50% to 12.50% and average approximately 9.65%. The fair market value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the market value of the Company's ARM securities.

Results of Operations For the Three Months Ended June 30, 1996

For the quarter ended June 30, 1996, the Company's net income was $6,169,000 or $0.42 per share based on a weighted average of 14,844,227 shares outstanding as compared to $1,993,000 or $0.17 per share based on a weighted average of 11,873,557 shares outstanding for the quarter ended June 30, 1995. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Net interest income for the quarter totaled $7,225,000 as compared to $2,457,000 for the same period in 1995. The Company incurred operating expenses of $1,056,000 for the quarter, consisting principally of the base management fee of $405,000, a performance fee of $508,000 and other miscellaneous expenses of $143,000 as compared to operating expenses of $464,000 for the same period in 1995, consisting principally of the base management fees of $344,000 and other miscellaneous expenses of $120,000. There was no performance based fee paid in the comparable period in 1995.

The primary reason for the rise in the Company's net interest income in the second quarter of 1996 as compared to the same quarter in 1995 was the combined effect of an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds. Net interest income increased by $4,768,000 in the second quarter of 1996 as compared to the same period of 1995. Of this increase, $2,621,000 is the result of the lower rate on the Company's cost of funds and $732,000 is the result of the higher yield on the Company's ARM securities portfolio and other interest earning assets for a combined favorable rate variance of $3,352,000. The increased average size of the Company in the second quarter of 1996 as compared to the same period in 1995 also contributed to higher net interest income in the amount of $1,415,000.

As presented in the table below, the Company's ARM securities portfolio generated a yield of 6.36% during the second quarter of 1996 as compared to 6.19% for the second quarter of 1995. This increase of 0.17% is primarily attributable to the increase in the weighted average coupon on the portfolio that rose to 7.28% as of June 30, 1996 from 6.77% as of June 30, 1995. The benefit to net interest income from this 0.51% increase in the weighted average coupon was partially offset by the acceleration of the amortization of the net premium paid for the ARM securities as a result of the increased prepayment of ARM securities experienced by the Company during the second quarter of 1996 as compared to the same period in 1995.

The Company's cost of funds during the quarter ended June 30, 1996 decreased to 5.60% from 6.24% for the same quarter of 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The combined effect of the higher yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.75% for the second quarter of 1996 from a negative 0.05% for the second quarter of 1995. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.29% for the second quarter of 1996 from 0.54% for the second quarter of 1995.

The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that a performance based fee was earned by the Manager. During the second quarter of 1995, the Manager did not earn a performance based fee. In order for the Manager to earn a performance fee, the rate of return to the shareholders, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the second quarter of 1996, the Manager earned a performance fee of $508,000. During the three month period ended June 30, 1996, after paying this performance fee, the Company's return on equity was 11.22%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarter ended June 30, 1996 and June 30, 1995:

                      AVERAGE BALANCE AND RATE TABLE
                          (Amounts in thousands)

                               For the Quarter Ended    For the Quarter Ended
                                   June 30, 1996             June 30, 1995
                               -----------------------  ----------------------
                                   Average   Effective     Average   Effective
                                   Balance      Rate       Balance      Rate
Interest Earning Assets:         ----------  ---------   ----------  ---------
Adjustable-rate mortgage
securities                       $2,232,603     6.36%    $1,799,815     6.19 %
Cash and cash equivalents            15,612     4.83%         9,849     5.76
                                 ----------    ------    ----------    -------
                                  2,248,215     6.35      1,809,664     6.19
                                 ----------    ------    ----------    -------
Interest Bearing Liabilities:
Borrowings                        2,034,159     5.60      1,638,529     6.24
                                 ----------    ------    ----------    -------
Net Interest Earning Assets
and Spread                       $  214,056     0.75%    $  171,135    (0.05)%
                                 ==========    ======    ==========    =======
Yield on Net Interest Earning Assets (1)        1.29%                   0.54%
                                               ======                  =======

   (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

Results of Operations For the Six Months Ended June 30, 1996

For the six month period ended June 30, 1996, the Company's net income was $11,300,000 or $0.83 per share based on a weighted average of 13,589,537 shares outstanding as compared to $2,036,000 or $0.17 per share based on a weighted average of 11,827,398 shares outstanding for the six month period ended June 30, 1995. Net interest income for the first six months of 1996 totaled $13,415,000 as compared to $3,616,000 for the same period in 1995. The Company incurred operating expenses of $2,128,000 for the period, consisting principally of the base management fee of $764,000, a performance fee of $1,096,000 and other miscellaneous expenses of $268,000 as compared to operating expenses of $921,000 for the same period in 1995, consisting principally of the base management fees of $689,000 and other miscellaneous expenses of $232,000. There was no performance based fee paid in the comparable period in 1995.

As discussed above, the primary reason for the rise in the Company's net interest income in the first half of 1996 as compared to the same period in 1995 was the combined effect of an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds. Net interest income increased by $9,800,000 in the first half of 1996 as compared to the same period of 1995. Of this increase, $4,786,000 is the result of the lower rate on the Company's cost of funds and $3,036,000 is the result of the higher yield on the Company's ARM securities portfolio and other interest earning assets for a combined favorable rate variance of $7,822,000. The increased average size of the Company in the first half of 1996 as compared to the same period in 1995 also contributed to higher net interest income in the amount of $1,978,000.

As presented in the table below, the Company's ARM securities portfolio generated a yield of 6.41% during the first half of 1996 as compared to 6.06% for the first half of 1995. This increase of 0.35% is primarily attributable to the increase in the weighted average coupon on the portfolio as discussed earlier. Again, the benefit to net interest income from this 0.51% increase in the weighted average coupon was partially offset by the acceleration of the amortization of the net premium paid for the ARM securities as a result of the increased prepayment of ARM securities experienced by the Company during the first half of 1996 as compared to the same period in 1995.

The Company's cost of funds during the six month period ended June 30, 1996 decreased to 5.66% from 6.26% for the same period of 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The combined effect of the higher yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.74% for the first half of 1996 from a negative 0.20% for the first half of 1995. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.26% for the first half of 1996 from 0.41% for the same period of 1995.

The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that a performance based fee was earned by the Manager. During the first half of 1995, the Manager did not earn a performance based fee as a result of the earnings level of the Company. In order for the Manager to earn a performance fee, the rate of return to the shareholders, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the first half of 1996, the Manager earned a performance fee of $1,096,000. During the six month period ended June 30, 1996, after paying this performance fee, the Company's return on equity was 11.16%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six month periods ended June 30, 1996 and June 30, 1995:

                      AVERAGE BALANCE AND RATE TABLE
                          (Amounts in thousands)

                                  For the Six Month        For the Six Month
                                    Period Ended             Period Ended
                                    June 30, 1996            June 30, 1995
                               -----------------------  ----------------------
                                   Average   Effective     Average   Effective
                                   Balance      Rate       Balance      Rate
Interest Earning Assets:         ----------  ---------   ----------  ---------
  Adjustable-rate mortgage
     securities                  $2,122,639     6.41%    $1,764,675     6.06 %
  Cash and cash equivalents          14,349     5.19         14,393     5.83
                                 ----------    ------    ----------    -------
                                  2,136,988     6.40      1,779,068     6.06
                                 ----------    ------    ----------    -------
Interest Bearing Liabilities:
  Borrowings                      1,942,333     5.66      1,606,985     6.26
                                 ----------    ------    ----------    -------
Net Interest Earning Assets
 and Spread                      $  194,655     0.74%    $  172,083    (0.20)%
                                 ==========    ======    ==========    =======
Yield on Net Interest Earning Assets (1)        1.26%                   0.41 %
                                               ======                  =======

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.




Liquidity and Capital Resources

The Company's primary source of funds for the quarters ended June 30, 1996 and 1995 consisted of reverse repurchase agreements, which totaled $2.190 billion and $1.654 billion at the respective quarter ends. The Company's other significant sources of funds for the quarters ended June 30, 1996 and 1995 consisted of payments of principal and interest from the ARM securities in the amounts of $186.4 million and $67.8 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM securities portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM securities, cash and cash equivalents.

The borrowings incurred at June 30, 1996 had a weighted average interest cost of 5.59%, a weighted average original term to maturity of 8.6 months and a weighted average remaining term to maturity of 6.1 months. As of June 30, 1996, $1.159 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-four different investment banking firms and commercial banks and at June 30, 1996 had borrowed funds under reverse repurchase agreements with fourteen of these firms. Because the Company borrows funds based on the fair value of its ARM securities, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended June 30, 1996, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and to purchase additional shares at a 3% discount to the current market price of the common stock, as defined in the Plan. As a result of participation in the Plan, the Company issued 43,997 new shares of common stock and received proceeds of $626,000 of new equity capital during the second quarter of 1996. During the six-month period ended June 30, 1996, the Company issued 75,851 shares under this plan and received net proceeds of $1,105,000.

On October 9, 1995, the Company entered into a one-year Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell up to 1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended June 30, 1996, the Company did not sell any shares under this Sales Agency Agreement. During the six-month period ended June 30, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

On April 23, 1996, the Company completed a public offering of 3,000,000 shares of its common stock. The Company received net proceeds of $42,358,000. The offering was managed by PaineWebber Incorporated, EVEREN Securities, Inc., Principal Financial Securities, Inc., Stifel Nicolaus & Company, Incorporated and Thornburg Securities Corporation (the "Underwriters"). On April 29, 1996, the Underwriters notified the Company of their intent to exercise their option to purchase an additional 450,000 shares to cover over-allotments which provided the Company with additional net proceeds of $6,321,000.

Effects of Interest Rate Changes

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM securities, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM securities because the weighted average next re-pricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations. Third, the Company's ARM securities lag changes in the indices due to the notice period provided to ARM borrowers when the interest rate on their loan is scheduled to change. The periodic cap only effects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

The rate of prepayment on the Company's mortgage securities may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its mortgage securities slower than otherwise, resulting in an increased yield on its mortgage securities. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM securities portfolio increase to re-establish a spread over the higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Conversely, the rate of prepayment on the Company's mortgage securities may increase if interest rates decline, or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage securities faster than otherwise, resulting in a reduced yield on its mortgage securities. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage securities, the Company's earnings may be adversely affected.

Lastly, because the Company only invests in adjustable-rate mortgage assets and approximately 10% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM securities will, over time, reprice to a spread over the Company's cost of money while the portion of the Company's portfolio of ARM securities that are purchased with shareholder's equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Company calculates its Qualified REIT Assets, as defined in the Code, to be 99.5% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its 1996 revenue qualifies for the 75% source of income test and 100% of its 1996 revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues in 1996, subject to the 30% income limitation under the REIT rules amounted to 0.09% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1996, the Company believed that it was in full compliance with the REIT tax rules and that it would continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain Mortgage Securities represent all the certificates issued with respect to an underlying pool of mortgages, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 1996, the Company calculates that it is in compliance with this requirement.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
         At June 30, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Annual Meeting of Shareholders of the Company was held on May 2,1996.

         (c)   The following matters were voted on at the Annual Meeting:
               (1)   Election of Directors
                                                          Votes
                                                 -----------------------
                            Nominee                 For        Withheld
                        --------------           ----------   ----------
                        James H. Lorie           11,411,651       83,272

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits
               See "Exhibit Index."

         (b)   Reports on Form 8-K
               None

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  July 24, 1996               By:/s/ H. Garrett Thornburg, Jr.
                                       --------------------------------------
                                       H. Garrett Thornburg, Jr.,
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer
                                       (authorized officer of registrant)




Dated:  July 24, 1996               By:/s/ Richard P. Story
                                       -------------------------------------
                                       Richard P. Story,
                                       Chief Financial Officer and Treasurer
                                       (principal accounting officer)

                                   Exhibit Index







                                                                  Sequentially
                                                                    Numbered
   Exhibit Number                        Exhibit Description           Page
   --------------   -----------------------------------------      -----------
         10         Form of 1992 Stock Option Plan as amended
                      May 2, 1996                                       23