Form 10-Q
period 1996-09-30
THORNBURG MORTGAGE ASSET CORP
filed 1996-10-30
CIK 892535

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934


For the quarterly period ended:     September 30, 1996

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1) Yes     X             No
                                            ---------     ----------
                                    (2) Yes     X             No
                                            ---------     ----------
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                  16,219,241 as of October 30, 1996

================================================================================

                       THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q

                                       INDEX

                                                                         Page
                                                                       ---------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets at September 30, 1996 and December 31, 1995...    3

          Statements of Operations for the three months and nine
          months ended September 30, 1996 and September 30, 1995.......    4

          Statement of Stockholders' Equity for the three months
          and nine months ended September 30, 1996.....................    5

          Statements of Cash Flows for the three months and nine
          months ended September 30, 1996 and September 30, 1995.......    6

          Notes to Financial Statements................................    7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   13



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings............................................   21

  Item 2. Changes in Securities .......................................   21

  Item 3. Defaults Upon Senior Securities .............................   21

  Item 4. Submission of Matters to a Vote of Security Holders..........   21

  Item 5. Other Information............................................   21

  Item 6. Exhibits and Reports on Form 8-K.............................   21


  SIGNATURES..............................................................22

  Exhibit Index...........................................................23

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                        September 30, 1996    December 31, 1995
ASSETS                                  ------------------    -----------------

    Adjustable-rate mortgage
        securities (Notes 2, 3 and 4)  $      2,557,903      $      1,995,287
    Cash and cash equivalents                     1,928                 3,660
    Accrued interest receivable                  21,561                18,778
    Prepaid expenses and other                    1,124                   260
                                         --------------       ---------------
                                        $     2,582,516      $      2,017,985
                                         ==============       ===============


LIABILITIES

    Reverse repurchase agreements
       (Note 3 and 4)                   $     2,327,773      $      1,780,854
    Other borrowings (Note 3 and 4)              15,390                18,446
    Payable for securities purchased               -                   42,990
    Accrued interest payable                     12,681                 9,907
    Dividends payable (Note 7)                    6,439                 4,632
    Accrued expenses and other                    1,953                   679
                                          -------------        --------------
                                              2,364,236             1,857,508
                                          -------------        --------------


STOCKHOLDERS' EQUITY

    Common stock: par value $.01 per
       share; 50,000,000 shares
       authorized, 16,098,671 and
       12,190,712 shares issued and
       outstanding (Note 6)                         161                   122
    Additional paid-in-capital                  231,228               175,708
    Available-for-sale securities:
       Unrealized gain (loss) (Note 2)          (18,091)              (21,835)
       Realized deferred hedging gain             4,967                 7,009
    Retained  earnings (deficit)                     15                  (527)
                                          -------------        --------------
                                                218,280               160,477
                                          -------------        --------------

                                         $    2,582,516      $      2,017,985
                                          =============       ===============




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                1996         1995          1996         1995
                            -----------   -----------   -----------   ----------

Interest income           $      40,173  $     30,178   $   108,556  $   84,057
Interest expense                 32,221        25,757        87,188      76,020
                            -----------    ----------     ---------   ---------
     Net interest income          7,952         4,421        21,368       8,037
                            -----------    ----------     ---------   ---------

Gain (loss) on sale of
  ARM securities                    320            42           333        (617)

General and administrative expenses:
   Management fee (Note 5)          430           348         1,194       1,037
   Performance fee (Note 5)         631           151         1,727         151
   Other                            183           131           452         363
                            -----------    ----------     ---------   ---------
                                  1,244           630         3,373       1,551
                            -----------    ----------     ---------   ----------

Net income                $       7,028  $      3,833   $    18,328  $    5,869
                            ===========    ==========     =========   ==========

Net income per share      $        0.44  $       0.32   $      1.27  $     0.50
                            ===========    ==========     =========   ==========

Average number of shares
  outstanding                16,080,363    11,946,970    14,425,873  11,867,693
                            ===========   ===========   ===========  ===========






See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Nine Months Ended September 30, 1996
(In thousands, except share data)
                                        Available-for-Sale Sec
                                        ----------------------
                       Common                        Realized
                        Stock Additional Unrealized  Deferred Retained
                         Par   Paid-in      Gain    Gain From Earnings
                        Value  Capital     (Loss)     Hedging (Deficit)  Total
Balance,               ------ ---------- ---------- --------- --------- --------
 December 31, 1995     $  122 $  175,708 $ (21,835) $   7,009 $  (527) $160,477

Issuance of common
 stock (Note 5)            37     53,066        -         -         -    53,103

Available-for-Sale Sec:
 Fair value adjustment,
  net of amortization       -        -        2,339       -         -     2,339

 Deferred gain on sale
  of hedges, net of
  amortization              -        -          -      (1,563)      -    (1,563)

Net income                  -        -          -         -     11,300   11,300

Dividends declared -
 $0.80 per share            -        -          -         -    (11,347) (11,347)

Balance,               ------ ---------- ------------ -------- ------- --------
 June 30, 1996            159    228,774     (19,496)    5,446    (574) 214,309

Issuance of common
 stock (Note 5)             2      2,454         -         -        -     2,456

Available-for-Sale Sec:
 Fair value adjustment,
  net of amortization       -        -          1,405      -        -     1,405

 Deferred gain on sale
  of hedges, net of
  amortization              -        -            -       (479)     -      (479)

Net income                  -        -            -         -    7,028    7,028

Dividends declared -
 $0.40 per share            -        -            -         -   (6,439)  (6,439)

Balance,              ------- ---------- ----------- --------- ------- --------
 September 30, 1996   $   161 $  231,228 $  (18,091) $   4,967 $    15 $218,280
                      ======= ========== =========== ========= ======= ========


See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    1996        1995         1996        1995
                                 ----------  ----------   ----------  ---------
Operating Activities:
 Net Income                      $    7,028  $    3,833   $   18,328  $   5,869
 Adjs to reconcile net income
  to net cash provided by
  operating activities:
    Amortization                      3,432       1,538       10,210      2,563
    Net (gain) loss from
      investing activities             (320)        (42)        (333)       617
    Change in assets and liab:
      Accrued interest receivable    (2,026)       (649)      (2,783)    (3,457)
      Prepaid expenses and other       (791)        (34)        (864)      (165)
      Accrued interest payable        1,529        (936)       2,774        579
      Accrued expenses and other      1,231        (235)       1,274         87
       Net cash provided by      ----------  ----------   ----------  ---------
         operating activities        10,083       3,475       28,606      6,093
                                 ----------  ----------   ----------  ---------
Investing Activities:
 Available-for-sale assets:
  Purchase of adj-rate
   mortgage assets                 (310,220)   (220,600)  (1,068,522)  (408,096)
  Proceeds on sales of adj-rate
   mortgage assets                   26,047      16,235       32,586     65,218
  Principal payments on adj-rate
   mortgage assets                  107,298      61,258      327,880    118,735
 Held-to-maturity assets:
  Principal payments on adj-rate
   mortgage assets                   27,191      20,867       94,697     46,930
 Purchase of int rate cap agreements    -          (185)        (423)      (403)
    Net cash provided by (used in)---------  -----------  -----------  --------
     investing activities          (149,684)   (122,425)    (613,782)  (177,616)
                                  ----------  ----------  -----------  ---------
Financing Activities:
 Net borrowings from reverse
  repurchase agreements             137,677      118,606     546,919    170,598
  Repayments of other borrowings       (762)        (705)     (3,056)    (2,501)
  Proceeds from common stock issued   2,456          925      55,560      1,866
  Dividends paid                     (6,375)      (1,783)    (15,979)    (5,316)
    Net cash provided by (used in)----------   ----------  ----------  --------
     financing activities           132,996      117,043     583,444    164,647
                                  ----------   ----------  ----------  --------
Net increase (decrease) in cash
  and cash equivalents               (6,605)      (1,907)     (1,732)    (6,876)

Cash and cash equivalents at
  beginning of period                 8,533        5,879       3,660     10,848

Cash and cash equivalents at     ----------   ----------  ----------  ---------
  end of period                  $    1,928   $    3,972  $    1,928  $   3,972
                                 ==========   ==========  ==========  =========

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

              Credit risk

                  The Company has limited its exposure to credit losses on its portfolio of adjustable-rate mortgage ("ARM") securities by only purchasing securities that have some form of credit enhancement and are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's. The Company also limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, or BBB, or equivalent, ("Other Investments") to no more than 30% of the portfolio and currently has less than 5% of its portfolio invested in Other Investments. Other Investments generate a higher yield, believed to be commensurate to the additional credit risk of such investments. The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities and, if the credit performance of the underlying mortgage loans is not as good as expected, makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not effect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would effect the dividends paid to shareholders for that tax year.

               Interest rate cap agreements

                  The Company purchases interest rate cap agreements (the "Cap Agreements") to limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM securities will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. The Company's borrowings do not have a similar interest rate cap limitation.

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

              Interest rate swap agreements

                  The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM securities. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

              Income taxes

                  The  Company  has  elected  to  be  taxed  as  a  Real  Estate
                  Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subject to Federal or state income tax to the extent of its distributions to shareholders and as long as certain asset, income and stock ownership tests are met.

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

Note 2.  Adjustable-Rate Mortgage Securities and Interest Rate Cap Agreements

              Investments in ARM securities consist of mortgage certificates secured by ARM loans, primarily on single-family residential housing.

              The following table pertains to the Company's ARM securities classified as available-for-sale as of September 30, 1996 and December 31, 1995, which are carried at their fair value:

                                                  Available-for-Sale
                                         --------------------------------------
                 (In thousands)          September 30, 1996   December 31, 1995
                                         ------------------   -----------------
                 Amortized cost basis    $        2,096,873   $       1,440,345
                 Allowance for losses                  (200)             -
                                         ------------------   -----------------
                   Amortized cost, net            2,096,673           1,440,345
                                         ------------------   -----------------
                 Gross unrealized gains               6,282               4,468
                 Gross unrealized losses            (23,214)            (24,800)
                                         ------------------   -----------------
                   Fair Value            $        2,079,741   $       1,420,013
                                         ==================   =================

              During the quarter ended September 30, 1996, the Company sold $25.5 million ARM securities for a gain of $520,000. For the nine-month period ended September 30, 1996, the Company realized $581,000 in gains and $48,000 in losses on the sale of $32.1 million of ARM securities, which were classified as available-for-sale.

              As of September 30, 1996, the Company has reduced the cost basis of its ARM securities due to potential future credit losses in the amount of $200,000. Although no losses have been realized on any of the Company's ARM securities, the Company's analysis of losses on loans underlying certain ARM securities owned by the Company relative to the remaining credit support protecting the Company from credit losses indicates that there is the possibility of future losses.

              The following table pertains to the Company's ARM securities classified as held-to-maturity as of September 30, 1996 and December 31, 1995, which are carried at their amortized cost basis:

                                                     Held-To-Maturity
                                         --------------------------------------
                 (In thousands)          September 30, 1996   December 31, 1995
                                         ------------------   -----------------
                 Amortized cost basis    $          478,163   $         575,274
                 Gross unrealized gains               3,790               3,746
                 Gross unrealized losses             (4,546)             (5,437)
                                         ------------------   -----------------
                   Fair Value            $          477,407   $         573,583
                                         ==================   =================

              As of September 30, 1996, the Company had commitments to purchase $14.1 million of ARM securities.

              The average effective yield on the ARM securities owned, including the amortization of the net premium paid for the ARM securities and the Cap Agreements, was 6.51% as of September 30, 1996 and 6.73% as of December 31, 1995.

              As of September 30, 1996 and December 31, 1995, the Company had purchased Cap Agreements with a remaining notional amount of $1,887,788,000 and $1,461,814,000, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 12.50%. The initial aggregate notional amount of the Cap Agreements declines to approximately
              $1,207,457,000 over the period of the agreements, which expire between 1999 and 2001. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM securities during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and achieve competitive pricing, the Company has a policy of entering into these agreements with several different counterparties, each of whom must be rated AA or better. The Company has entered into Cap Agreements with six different counterparties, three of which are rated AAA and three of which are rated AA.

Note 3.  Reverse Repurchase Agreements and Other Borrowings

              The Company has entered into reverse repurchase agreements to finance most of its mortgage securities. The reverse repurchase agreements are collateralized borrowings secured by the market value of the Company's mortgage securities and bear interest rates that have historically moved in close relationship to LIBOR.

              As of September 30, 1996, the Company had outstanding $2,327,773,000 of reverse repurchase agreements with a weighted average borrowing cost of 5.65%, a weighted average remaining maturity of 5.3 months and a weighted average remaining term to the next repricing of 49 days. As of September 30, 1996, $1,147,186,000 of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six month LIBOR rate and reprice accordingly. The reverse repurchase agreements at September 30, 1996 were collateralized by mortgage securities with a carrying value of $2,434,318,000, including accrued interest.

              The Company has a line of credit agreement which provides for short-term borrowings of up to $25,000,000 collateralized by the Company's principal and interest receivables. At September 30, 1996, there was no balance outstanding under this agreement.

              As of September 30, 1996, the Company had financed most of its portfolio of Cap Agreements with $15,390,000 of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 3.3 years. The Cap Agreements at September 30, 1996 were collateralized by mortgage securities with a carrying value of $16,208,000, including accrued interest.

              As of September 30, 1996, the Company has entered into two interest rate swap agreements having an aggregate notional balance of $300 million and a weighted average remaining term of 7.0 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its adjustable-rate mortgage assets by increasing the average period until the next repricing of its borrowings from 57 days to 81 days.

              During the three-month and nine-month periods ended September 30, 1996, the total cash paid for interest was $31,228,000 and $84,247,000, respectively.

Note 4.  Fair Value of Financial Instruments

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and December 31, 1995. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                     September 30, 1996      December 31, 1995
                                    --------------------   ---------------------
                                     Carrying     Fair      Carrying     Fair
               (In thousands)         Amount      Value      Amount      Value
               Assets:              ---------- ----------  ---------- ----------
                 Adj-rate mortgage
                   securities       $2,550,899 $2,553,002  $1,988,127 $1,990,217
                 Cap agreements          7,004      4,145       7,160      3,379

               Liabilities:
                 Other borrowings       15,390     16,023       18,446    19,131
                 Swap agreements            53        339          (33)      580

              The above carrying amounts for assets are combined in the balance sheet under the caption "adjustable-rate mortgage securities". The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their amortized cost.

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

Note 5.  Common Stock and Stock Option Plan

              On October 9, 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended September 30, 1996, the Company did not sell any shares under this Sales Agency Agreement. During the nine-month period ended September 30, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

              During the quarter ended September 30, 1996, the Company issued 151,013 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $2,303,000. During the nine-month period ended September 30, 1996, the Company issued 226,864 shares under this plan and received net proceeds of $3,408,000.

              On April 23, 1996, the Company completed a public offering of 3,000,000 shares of its common stock. The Company received net proceeds of $42,348,000. The offering was managed by PaineWebber Incorporated, EVEREN Securities, Inc., Principal Financial Securities, Inc., Stifel Nicolaus & Company, Incorporated and Thornburg Securities Corporation (the "Underwriters"). On April 29, 1996, the Underwriters notified the Company of their intent to exercise their option to purchase an additional 450,000 shares to cover over-allotments which provided the Company with additional net proceeds of $6,321,000.

              The Company has adopted a Stock Option Plan which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The exercise price for any options granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. As of September 30, 1996, the Company had 613,413 options outstanding at exercise prices of $9.375 to $16.125 per share, 467,113 of which were exercisable. The weighted average exercise price of the options outstanding is $15.434 per share. The options become exercisable six months after the date granted and will expire ten years after the date granted. On August 2, 1996, Mr. Richard H. Keyes, a former director of the Company, exercised 10,164 options at an average exercise price of $16.00 for which the Company received proceeds of $163,000.

              In the quarter ended March 31, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement applies to transactions in which an entity grants shares of its common stock, stock options or other equity instruments to its officers or employees and requires the entity to compute a compensation cost based on the fair value of the award on the date of the grant. The entity can either recognize this compensation expense or continue to account for such awards using the intrinsic value method of accounting while providing a pro forma disclosure of net income and earnings per share based on the fair value method. The Company has elected to continue to account for its stock option plan using the intrinsic value method and in the quarter and nine-month period ended September 30, 1996, the compensation expense that would have been recognized under the fair value method was immaterial.

Note 6.  Transactions with Affiliates

              The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. The Agreement provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement.

              The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows:

             1% of the first $50 million of Average Shareholders' Equity, plus 3/4 of 1% of the portion between $50 million and $100 million, plus 5/8 of 1% of the portion between $100 million and $200 million,plus 1/2 of 1% of the portion between $200 million and $300 million,plus 3/8 of 1% of the portion above $300 million.

              For the quarters ended September 30, 1996 and 1995, the Company paid the Manager $430,000 and $348,000, respectively, in base management fees in accordance with the terms of the Agreement. For the nine-month periods ended September 30, 1996 and 1995, the Company paid the Manager $1,194,000 and $1,037,000, respectively, in base management fees.

              The Manager is also entitled to earn performance based compensation in an amount equal to 25% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as the proceeds from issuance of common stock, before underwriter's discount and other costs of issuance, plus retained earnings. For the quarter and nine-month period ended September 30, 1996, the Manager earned a performance fee in the amount of $631,000 and $1,727,000, respectively. For the quarter and nine-month period ended September 30, 1995, the Manager earned a performance fee in the amount of $151,000.

              On September 18, 1996, the Board of Directors of the Company completed a study of the management fees and expenses of comparable companies. The study indicated that the total management fees and other operating expenses of the Company are below the level of other comparable companies, whether the other companies were self-managed or externally managed. The study also indicated that the Company's base management fee was significantly less than any other externally managed company and that the performance fee was higher. As a result of the study, the unaffiliated directors decreased the formula for the performance based compensation from 25% to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity as described above. Additionally, the unaffiliated directors simplified the formula for the base management fee to 1.10% on the first $300 million of Average Shareholders' Equity and 0.80% on Average Shareholders' Equity above $300 million. These changes take effect October 1, 1996 and are not expected to result in a significant change in the total fee paid to the manager under the present circumstances. Management believes these changes will result in a lower total fee to be paid to the Manager under circumstances when the Company has a higher return on equity and a higher total fee to be paid to the manager when return on equity is lower, but still in line with, and probably lower than other comparable companies.

Note 7.  Dividends

              On September 18, 1996, the Company declared a third quarter dividend of $6,439,468 or $0.40 per share which was paid on October 10, 1996 to shareholders of record as of September 30, 1996. For federal income tax purposes such dividends are ordinary income to the Company's shareholders.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Thornburg Mortgage Asset Corporation (the "Company") is a special purpose financial institution that primarily invests in adjustable-rate mortgage (ARM) securities, thereby indirectly providing capital to the single-family residential housing market. ARM securities represent interests in pools of adjustable-rate mortgage loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM securities and seeks to generate income based on the difference between the yield on its ARM securities portfolio and cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

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


Financial Condition

At September 30, 1996, the Company held total assets of $2.583 billion, $2.558 billion of which consisted of ARM securities, as compared to $2.018 billion and $1.995 billion, respectively, at December 31, 1995. This increase in assets, and in particular ARM securities, is primarily related to the successful completion of the Company's $48.7 million public offering of common shares which occurred in April of 1996. At September 30, 1996, 95.5% of the assets held by the Company were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality mortgage securities and cash and cash equivalents. All of the mortgage securities currently owned by the Company are either in the form of pass-through certificates or a class of a multi-class pass-through certificate backed by adjustable-rate mortgages.

The following table presents a schedule of ARM securities owned at September 30, 1996 and December 31, 1995 classified by High Quality and Other Investment assets and further classified by those issued by an agency of the U.S. Government and those privately issued, generally publicly registered mortgage securities, and, lastly, classified according to the rating categories as determined by at least one of the Rating Agencies.

                             MORTGAGE SECURITIES BY ISSUER AND CREDIT RATING
                                            (Amounts in thousands)

                                   Assets Held as of        Assets Held as of
                                   September 30, 1996       December 31, 1995
                                 ----------------------   ---------------------
                                   Carrying    Portfolio   Carrying   Portfolio
                                    Value         Mix        Value       Mix
      High Quality:              ------------  ---------   ----------  --------
          FHLMC/FNMA             $  1,352,091     52.8%    $  894,433    44.8%
          Privately Issued:
             AAA/Aaa Rating           205,180      8.0        165,196     8.3
             AA/Aa Rating             886,715     34.7        784,633    39.3
                                 ------------  ---------   ----------  --------
             Total Priv. Issued     1,091,895     42.7        949,829    47.6
                                 ------------  ---------   ----------  --------
             Total High Quality     2,443,986     95.5      1,844,262    92.4
                                 ------------  ---------   ----------  --------
      Other Investment:
          Privately Issued:
             A Rating                  89,580      3.5        134,970     6.8
             BBB/Baa Rating            14,291      0.6         16,055     0.8
             BB/Ba Rating              10,046      0.4            -        -
                                 ------------  ---------  -----------  --------
             Total Other Inv.         113,917      4.5        151,025     7.6
                                 ------------  ---------  -----------  --------

             Total Mortgage Sec. $  2,557,903    100.0%   $ 1,995,287   100.0%
                                 ============  =========  ===========  ========

The increased amount of High Quality securities as a percent of the total ARM securities portfolio is in part due to upgrades to the credit rating of certain securities. During the quarter ended September 30, 1996, two of the Company's ARM securities, in the amount of $42.0 million, were upgraded from an A equivalent rating to a AA equivalent rating. At the same time, one security in the amount of $10.0 million was downgraded from an A rating to a Ba rating. The security that was downgraded has been on the Company's watch list along with certain other securities. Management has carefully reviewed certain securities it has identified as having an increased level of credit risk and the potential for downgrade and has discussed these particular investments with the Board of Directors. At this time, the Company believes that the potential credit exposure is minimal and is commensurate with the higher yield the Company receives on the Other Investment segment of the Company's ARM securities portfolio. The Company monitors the credit losses on the underlying loans of all of its privately issued ARM securities and evaluates the adequacy of the remaining credit support on an ongoing basis. Although the Company has not realized any credit losses on any ARM security, the Company has provided $200,000 for possible losses during 1996 and will continue to evaluate potential credit exposure.

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

                                              MORTGAGE SECURITIES BY INDEX
                                                 (Amounts in thousands)

                                          Assets Held as of   Assets Held as of
                                          September 30, 1996  December 31, 1995
                                         -------------------- ------------------
                                          Carrying  Portfolio Carrying Portfolio
                                            Value      Mix     Value       Mix
    Index:                               -----------  ------  ----------  -----
     One-month LIBOR                     $    10,550    0.4%  $   10,229   0.5%
     Six-month LIBOR                       1,250,180   48.9    1,494,102   74.9
     Six-month Certificate of Deposit         28,339    1.1       32,349    1.6
     Six-month Constant Maturity Treasury      8,930    0.4          -       -
     One-year Constant Maturity Treasury   1,109,092   43.3      385,066   19.3
     11th District Cost of Funds             150,812    5.9       73,541    3.7
                                         -----------  ------  ----------  ------
                                         $ 2,557,903   100.0% $1,995,287  100.0%
                                         =========    ======= ==========  ======


The portfolio had a current weighted average coupon of 7.31% at September 30, 1996. If the portfolio were "fully indexed", the weighted average coupon would be 7.80%, based upon the current composition of the portfolio and the applicable indices at September 30, 1996.

For the month of September 1996, the current yield of the ARM securities portfolio was 6.51%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging and the amortization of deferred gains from hedging activity.

During the quarter and nine-month period ended September 30, 1996, the Company purchased $310.2 million and $1.069 billion, respectively, of ARM securities, all but $27.0 million of which were High Quality assets or 97.5% of the year-to-date purchases. As a result of purchasing a high percentage of High Quality ARM securities thus far in 1996, the Company's High Quality assets as a percent of total assets has reached 95.5%, the highest level reported by the Company since the Company became fully invested after its initial public offering in 1993. Although the Company continues to evaluate the merits of Other Investments and will most likely purchase additional Other Investments in the future, the Company has purchased mostly High Quality investments in 1996 based on its evaluation of each available asset's expected total return, taking into consideration price, credit risk, liquidity and other factors deemed appropriate by the Company for asset selection.

During the quarter ended September 30, 1996, the Company sold $25.5 million of adjustable-rate mortgage securities and realized a gain of $520,000. The sale of adjustable-rate mortgage securities during the third quarter reflects the Company's desire to constantly manage the portfolio with a view to enhance the total return of the portfolio. The Company constantly monitors the performance of individual securities and selectively sells an asset when there is an opportunity to replace it with a security that has an expected higher long-term yield or more attractive interest rate sensitivity characteristics. In the case of the third quarter sales, the Company was able to sell ARM securities that had either low lifetime maximum interest rate features or low current coupons and to replace them with ARM securities with higher maximum interest rate features and higher current coupons. The Company is presented with investment opportunities in the ARM securities market on a daily basis and evaluates such opportunities against the performance of its existing securities and at times is able to identify opportunities that the Company believes will improve the total return of its ARM securities portfolio by replacing selected securities. In the management of the portfolio, the Company may at times realize either gains or losses in the process of replacing selected assets when the Company believes it has identified better investment opportunities in order to improve the long-term total return.

Over the nine-month period ending September 30, 1996, the composition of the Company's ARM securities by index has changed, reflecting an increased percentage of investments in ARM securities indexed to the one-year constant maturity treasury index and a decreased percentage of investments in six-month LIBOR indexed ARM securities. This change is largely a reflection of the types of ARM securities that have been either produced or available for sale during this nine-month period, with new LIBOR ARM production down markedly from prior years. This change is also a reflection of the Company's strategy of acquiring a larger percentage of fully indexed ARM securities with lifetime maximum interest rates above 11%. Most of the LIBOR based ARM securities production does not meet the Company's current maximum lifetime interest rate requirement. As a result of the Company's effort, the average maximum lifetime interest rate cap for the Company's portfolio has increased to 11.36% at September 30, 1996, as compared to 10.71% at December 31, 1995.

For the quarter ended September 30, 1996, the Company's mortgage securities paid down at an approximate average annualized constant prepayment rate of 23%, significantly below the average rate of 31% during the second quarter of 1996, and close to long-term expectations. In the event that actual prepayment experience exceeds long-term expectations, due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM securities. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium as appropriate.

The fair value of the Company's portfolio of ARM securities rose during the quarter ended September 30, 1996. As of September 30, 1996, the Company's portfolio of ARM securities available-for-sale, including the applicable Cap Agreements, had a net unrealized loss of $16,932,000 as compared to $18,255,000 as of June 30, 1996. At December 31, 1995, the Company's portfolio of ARM securities available-for-sale had an unrealized loss of $20,332,000.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM securities if interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will, in effect, allow the yield on the ARM securities to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At September 30, 1996, the Cap Agreements owned by the Company had a remaining notional balance of $1.888 billion with an average final maturity of 3.3 years, as compared to a remaining notional balance of $1.461 billion with an average final maturity of 4.3 years at December 31, 1995. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three month or six month LIBOR index increases above certain specified levels which range from 7.50% to 12.50% and average approximately 9.66%. The fair market value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the market value of the Company's ARM securities.

During the quarter ended September 30, 1996, the Company lengthened the average re-pricing period of its borrowings to 81 days. The Company was able to do this by both entering into reverse repurchase agreements with longer re-pricing terms and by entering into interest rate swap agreements. As of September 30, 1996, the Company has entered into two interest rate swap agreements having an aggregate notional balance of $300 million and a weighted average remaining term of 7 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR Index. As of September 30, 1996, the average cost of the Company's borrowings was 5.71%, which includes the impact of the interest rate swap agreements and reflects both the cost of extending the re-pricing term of the Company's borrowings and a slightly higher interest rate environment in the third quarter of 1996 as compared to the second quarter.

Results of Operations For the Three Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Company's net income was $7,028,000 or $0.44 per share based on a weighted average of 16,080,363 shares outstanding as compared to $3,833,000 or $0.32 per share based on a weighted average of 11,946,970 shares outstanding for the quarter ended September 30, 1995. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Net interest income for the quarter totaled $7,952,000 as compared to $4,421,000 for the same period in 1995. The Company recorded a net gain on adjustable-rate mortgage securities for the quarter of $320,000 as compared to a gain of $42,000 for the third quarter of 1995. The Company incurred operating expenses of $1,244,000 for the quarter, consisting principally of the base management fee of $430,000, a performance fee of $631,000 and other miscellaneous expenses of $183,000 as compared to operating expenses of $630,000 for the same period in 1995, consisting principally of the base management fees of $348,000, a performance fee of $151,000 and other miscellaneous expenses of $131,000.

The primary reasons for the rise in the Company's net interest income in the third quarter of 1996 as compared to the same quarter in 1995 was the combined effect of the increased size of the Company's portfolio of ARM securities and a decrease in the interest rate on the Company's borrowed funds. Net interest income increased by $3,531,000 in the third quarter of 1996 as compared to the same period of 1995. Of this increase, the increased average size of the Company's portfolio in the third quarter of 1996 as compared to the same period in 1995 contributed to higher net interest income in the amount of $2,014,000. In addition, $1,809,000 is the result of the lower rate on the Company's cost of funds, offset slightly by a lower yield on the Company's ARM securities portfolio and other interest earning assets for a combined favorable rate variance of $1,518,000.

As presented in the table below, the Company's ARM securities portfolio generated a yield of 6.42% during the third quarter of 1996 as compared to 6.48% for the third quarter of 1995. This decrease of 0.06% is primarily attributable to the increase in premium amortization, a result of prepayment activity, which offset an increase in the weighted average coupon on the portfolio that rose to 7.31% as of September 30, 1996 from 7.24% as of September 30, 1995.

The Company's cost of funds during the quarter ended September 30, 1996 decreased to 5.66% from 6.09% for the same quarter of 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The net effect of the slightly lower yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.75% for the third quarter of 1996 from 0.38% for the third quarter of 1995. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.27% for the third quarter of 1996 from 0.95% for the third quarter of 1995.

The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that a higher performance based fee was earned by the Manager. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the third quarter of 1996, the Manager earned a performance fee of $631,000. During the three month period ended September 30, 1996, after paying this performance fee, the Company's return on equity was 11.86%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarter ended September 30, 1996 and September 30, 1995:

                                AVERAGE BALANCE AND RATE TABLE
                                     (Amounts in thousands)

                                 For the Quarter Ended    For the Quarter Ended
                                   September 30, 1996       September 30, 1995
                                 ---------------------    ----------------------
                                   Average   Effective      Average    Effective
                                   Balance      Rate        Balance       Rate
    Interest Earning Assets:     -----------   -------    -----------   --------
      Adj-rate mortgage sec.     $ 2,489,894    6.42%     $ 1,852,503      6.48%
      Cash and cash equivalents       16,106    5.42           11,833      5.91
                                  ----------   -------      ---------    -------
                                   2,506,000    6.41        1,864,336      6.47
                                  ----------   -------      ---------    -------
    Interest Bearing Liabilities:
      Borrowings                   2,276,228    5.66        1,691,829      6.09
    Net Interest Earning Assets   ----------   -------      ---------    -------
      and Spread                $    229,772    0.75%     $   172,507      0.38%
                                  ==========   =======      =========    =======
    Yield on Net Interest
     Earning Assets (1)                         1.27%                      0.95%
                                               =======                   =======

     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

Results of Operations For the Nine Months Ended September 30, 1996

For the nine month period ended September 30, 1996, the Company's net income was $18,328,000 or $1.27 per share based on a weighted average of 14,425,873 shares outstanding as compared to $5,869,000 or $0.50 per share based on a weighted average of 11,867,693 shares outstanding for the nine month period ended September 30, 1995. Net interest income for the first nine months of 1996 totaled $21,368,000 as compared to $8,037,000 for the same period in 1995. The Company recorded a net gain on adjustable-rate mortgage securities for the nine month period of $333,000 as compared to a loss of $617,000 for the same period in 1995. The Company incurred operating expenses of $3,373,000 for the period, consisting principally of the base management fee of $1,194,000, a performance fee of $1,727,000 and other miscellaneous expenses of $452,000 as compared to operating expenses of $1,551,000 for the same period in 1995, consisting principally of the base management fees of $1,037,000, a performance fee of $151,000 and other miscellaneous expenses of $363,000.

The primary reasons for the rise in the Company's net interest income for the nine month period ended September 30, 1996 as compared to the same period in 1995 was the combined effect of an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds as well as the increased size of the Company's portfolio. Net interest income increased by $13,331,000. Of this increase, $6,594,000 is the result of the lower interest rate on the Company's cost of funds and $2,750,000 is the result of the higher yield on the Company's ARM securities portfolio and other interest earning assets for a combined favorable rate variance of $9,344,000. The increased average size of the Company's portfolio over the nine month period as compared to the same period in 1995 also contributed to higher net interest income in the amount of $3,987,000.

As presented in the table below, the Company's ARM securities portfolio generated a yield of 6.41% during the nine month period of 1996 as compared to 6.20% for the same period of 1995. The Company's cost of funds during the nine month period ended September 30, 1996 decreased to 5.66% from 6.20% for the same period of 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The combined effect of the higher yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.74% for the first nine months of 1996 from no spread for the first nine months of 1995. During the comparable nine month period of 1995, the Company generated net interest income from the excess interest earning assets over interest costing liabilities. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.26% for the first nine months of 1996 from 0.59% for the same period of 1995.

The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that a higher performance based fee was earned by the Manager. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the first nine months of 1996, the Manager earned a performance fee of $1,727,000. During this nine month period ended September 30, 1996, after paying this performance fee, the Company's return on equity was 11.42%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the nine month periods ended September 30, 1996 and 1995:

                                         AVERAGE BALANCE AND RATE TABLE
                                            (Amounts in thousands)

                                    For the Nine Month      For the Nine Month
                                       Period Ended            Period Ended
                                    September 30, 1996      September 30, 1995
                                  ----------------------  ----------------------
                                    Average    Effective    Average    Effective
                                    Balance      Rate       Balance      Rate
    Interest Earning Assets:      -----------  ---------  -----------  ---------
      Adj-rate mortgage sec.      $ 2,245,058    6.41%    $ 1,793,951     6.20%
      Cash and cash equivalents        14,935    5.27          13,540     5.86
                                  -----------  ---------  -----------   --------
                                    2,259,993    6.40       1,807,491     6.20
                                  -----------  ---------  -----------   --------
    Interest Bearing Liabilities:
      Borrowings                    2,053,632    5.66       1,635,266     6.20

    Net Interest Earning Assets   -----------  --------    ----------   --------
      and Spread                  $   206,361    0.74%     $  172,225     0.00%
                                  ===========  ========    ==========   ========
    Yield on Net Interest
      Earning Assets (1)                         1.26%                    0.59%
                                               ========                 ========

     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

Liquidity and Capital Resources

The Company's primary source of funds for the quarters ended September 30, 1996 and 1995 consisted of reverse repurchase agreements, which totaled $2.328 billion and $1.773 billion at the respective quarter ends. The Company's other significant sources of funds for the quarters ended September 30, 1996 and 1995 consisted of payments of principal and interest from the ARM securities in the amounts of $176.4 million and $113.0 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM securities portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM securities, cash and cash equivalents.

The borrowings incurred at September 30, 1996 had a weighted average interest cost of 5.71%, a weighted average original term to maturity of 8.3 months and a weighted average remaining term to maturity of 5.5 months. As of September 30, 1996, $1.147 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-six different investment banking firms and commercial banks and at September 30, 1996 had borrowed funds under reverse repurchase agreements with fourteen of these firms. Because the Company borrows funds based on the fair value of its ARM securities, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended September 30, 1996, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and to purchase additional shares at a 3% discount to the current market price of the common stock, as defined in the Plan. As a result of participation in the Plan, the Company issued 151,013 new shares of common stock and received proceeds of $2,303,000 of new equity capital during the third quarter of 1996. During the nine-month period ended September 30, 1996, the Company issued 226,864 shares under this plan and received net proceeds of $3,408,000.

On October 9, 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock, representing 10% of aggregate market value of the Company's common stock held by non-affiliates. During the quarter ended September 30, 1996, the Company did not sell any shares under this Sales Agency Agreement. During the nine-month period ended September 30, 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3,118,000.

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

Lastly, because the Company only invests in adjustable-rate mortgage assets and approximately 9% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM securities will, over time, reprice to a spread over the Company's cost of money while the portion of the Company's portfolio of ARM securities that are purchased with shareholder's equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Company calculates its Qualified REIT Assets, as defined in the Code, to be 99.8% of its total assets, as compared to the federal tax requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its 1996 revenue qualifies for the 75% source of income test and 100% of its 1996 revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues in 1996, subject to the 30% income limitation under the REIT rules amounted to 0.51% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1996, the Company believed that it was in full compliance with the REIT tax rules and that it would continue to qualify as a REIT under the provisions of the Code.

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain Mortgage Securities represent all the certificates issued with respect to an underlying pool of mortgages, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 1996, the Company calculates that it is in compliance with this requirement.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
              At September 30, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
              Not applicable

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  See "Exhibit Index."

         (b)  Reports on Form 8-K
                  None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:     October 30, 1996         By: /s/ Larry A. Goldstone
                                        -----------------------
                                        Larry A. Goldstone,
                                        President and Chief Operating Officer
                                        (authorized officer of registrant)




Dated:     October 30, 1996         By: /s/ Richard P. Story
                                        --------------------
                                        Richard P. Story,
                                        Chief Financial Officer and Treasurer
                                        (principal accounting officer)

                                   Exhibit Index







                                                                    Sequentially
                                                                        Numbered
 Exhibit Number                  Exhibit Description                      Page
----------------  -----------------------------------------------------  ------
      10          Form of Management Agreement as amended Sep. 18, 1996    24