Form 10-K
period 1996-12-31
THORNBURG MORTGAGE ASSET CORP
filed 1997-03-26
CIK 892535

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(MARK ONE)
   X  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF  THE  SECURITIES
------
      EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED:    DECEMBER 31, 1996

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

         Registrant's telephone number, including area code (505) 989-1900

         Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class               Name of Exchange on Which Registered
----------------------------------------    ------------------------------------
Common Stock ($.01 par value)                      New York Stock Exchange
Series A 9.68% Cumulative Convertible
Preferred Stock ($.01 par value)                   New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X      No
                                           ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 18, 1997, the aggregate market value of the voting stock held by non-affiliates was $347,768,744, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 18, 1997:  16,321,578

DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's definitive Proxy Statement dated March 24, 1997, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 24, 1997, are incorporated by reference into Parts I and III.

==============================================================================

                     THORNBURG MORTGAGE ASSET CORPORATION

                         1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS


                                    PART I
                                                                          Page
                                                                         -------
   ITEM 1.  BUSINESS....................................................    3

   ITEM 2.  PROPERTIES..................................................   13

   ITEM 3.  LEGAL PROCEEDINGS...........................................   13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                   PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED SHAREHOLDER MATTERS..........................   14

   ITEM 6.  SELECTED FINANCIAL DATA.....................................   15

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   16

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE......................   25

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   25

   ITEM 11. EXECUTIVE COMPENSATION......................................   25

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...............................................   25

   ITEM 13. CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS.............   25

                                   PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K......................................   26

   FINANCIAL STATEMENTS.................................................   F-1

   SIGNATURES

   EXHIBIT INDEX

                                       PART I


ITEM 1.  BUSINESS

GENERAL

Thornburg Mortgage Asset Corporation (the "Company") is a specialized financial institution that primarily invests in adjustable-rate mortgage ("ARM") securities, thereby indirectly providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM securities and seeks to generate income based on the difference between the yield on its ARM securities portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT".

OPERATING POLICIES AND STRATEGIES

Investment Strategies

The Company's investment strategy is to purchase ARM securities and, possibly at some future date, ARM loans originated and serviced by other mortgage lending institutions. Increasingly, mortgage lending is being conducted by mortgage lenders who specialize in the origination and servicing of mortgage loans and then sell these loans to other mortgage investment institutions, such as the Company. The Company believes it has a competitive advantage in the acquisition and investment of these mortgage securities and mortgage loans because of the low cost of its operations relative to traditional mortgage investors like banks and savings and loans. Like traditional financial institutions, the Company seeks to generate income for distribution to its shareholders primarily from the difference between the interest income on its ARM assets and the financing costs associated with carrying its ARM assets.

The Company purchases ARM securities from broker-dealers and financial institutions that regularly make markets in these securities. The Company can also purchase ARM securities from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans.

The Company's mortgage securities portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs") or short-term investments that either mature within one year or have an interest rate that reprices within one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

   (1)securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
   (2)securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies"); or
   (3)securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors.

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

   (1)adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
   (2)ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization; or
   (3)a limited amount, currently $20 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

Since inception, the Company has generally invested less than 15%, currently less than 5%, of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company without commensurately higher risk. The Company may increase its investment in Other Investment assets, specifically classes of multiclass pass-throughs, which may benefit from future credit rating upgrades as senior classes of these securities pay off, or have the potential to increase in value as a result of the appreciation of underlying real estate values. The Company may also begin to acquire ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio pursuant to its strategy discussed under "Portfolio of Mortgage Securities - Pass-Through Certificates - Privately Issued ARM Pass-Through Certificates." The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the types of ARM securities originated and held in its investment portfolio. In pursuing this strategy the Company will likely have to accept a higher degree of credit risk than it has in the past. However, the Company remains committed to maintaining a high level of credit quality, consistent with its objectives of avoiding substantial credit risk, and providing an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Financing Strategies

The Company employs a leveraging strategy to increase its assets by borrowing against its ARM securities and then uses the proceeds to acquire additional ARM securities. By leveraging its portfolio in this manner, the Company expects to maintain an equity-to-assets ratio of 10%, and not less than 8%, when measured on a historical cost basis. The Company believes that this level of capital is sufficient to allow the Company to continue to operate in interest rate environments in which the Company's borrowing rates might exceed its portfolio yield. These conditions could occur when the interest rate adjustments on the ARM securities lag the interest rate increases in the Company's variable rate borrowings or when the interest rate of the Company's variable rate borrowings are mismatched with the interest rate indices of the Company's ARM securities. The Company also believes that this capital level is adequate to protect the Company from having to sell assets during periods when the value of its ARM securities are declining. If the ratio of the Company's equity-to-total assets, measured on a historical cost basis, falls below 8%, then, subject to the source of income limitations applicable to the Company as a REIT, the Company will take action to increase its equity-to-assets ratio to 8% of total assets or greater, when measured on a historical cost basis, through normal portfolio amortization, sale of assets or other steps as necessary.

The Company's ARM securities are financed primarily at short-term borrowing rates and can be financed utilizing reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit and other secured or unsecured financings which the Company may establish with approved institutional lenders. To date, reverse repurchase agreements have been the primary source of financing utilized by the Company to finance its ARM securities. Generally, upon repayment of each reverse repurchase agreement the ARM securities used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement. The Company has established lines of credit and collateralized financing agreements with twenty-four different financial institutions.

Reverse repurchase agreements take the form of a simultaneous sale of pledged securities to a lender at an agreed upon price in return for the lender's agreement to resell the same securities back to the borrower at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, provisions of the Federal Bankruptcy Code, if applicable, may permit the lender to consider the agreement to resell the securities to be an executory contract that, at the lender's option, may be either assumed or rejected by the lender. If a bankrupt lender rejects its obligation to resell pledged securities to the Company, the Company's claim against the lender for the damages resulting therefrom may be treated as one of many unsecured claims against the lender's assets. These claims would be subject to significant delay and, if and when payments are received, they may be substantially less than the damages actually suffered by the Company. To mitigate this risk the Company enters into collateralized borrowings with only financially sound institutions approved by the Board of Directors, including a majority of unaffiliated directors, and monitors the financial condition of such institutions on a regular, periodic basis.

The Company mitigates its interest-rate risk from borrowings by selecting maturities that approximately match the interest-rate adjustment periods on its ARM securities. Accordingly, borrowings bear variable or short-term fixed (one year or less) interest rates. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in dramatically rising interest rate markets, could require the Company to sell assets to reduce the borrowings.

The Company's Bylaws limit borrowings, excluding the collateralized borrowings in the form of reverse repurchase agreements, dollar-roll agreements and other forms of collateralized borrowings discussed above, to no more than 300% of the Company's net assets, on a consolidated basis, unless approved by a majority of the unaffiliated directors. This limitation generally applies only to unsecured borrowings of the Company. For this purpose, the term "net assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles. Accordingly, the 300% limitation on unsecured borrowings does not affect the Company's ability to finance its total assets with collateralized borrowings.

Hedging Strategies

The Company makes use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on its net interest income. In general, ARM securities have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM security contains a contractual maximum rate. The borrowings incurred by the Company to finance its ARM securities portfolio are not subject to equivalent interest rate caps. Accordingly, the Company purchases interest rate cap agreements to prevent the Company's borrowing costs from exceeding the lifetime maximum interest rate on its ARM securities. These agreements have the effect of offsetting a portion of the Company's borrowing costs if prevailing interest rates exceed the rate specified in the cap agreement. An interest rate cap agreement is a contractual agreement whereby the Company pays a fee, which may at times be financed, typically to either a commercial bank or investment banking firm, in exchange for the right to receive payments equal to the difference between a contractually specified cap rate level and a periodically determined future interest rate times a contractually specified principal, or notional, amount. These agreements also may appreciate in value as interest rates rise, though not usually by as much as the market value of its ARM securities would decline, which would offset some of the decline in the market value of the Company's portfolio of ARM securities at such a time.

In addition, ARM securities are also generally subject to periodic caps. Periodic caps generally limit the maximum interest rate change on any interest rate adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings incurred by the Company do not have similar periodic caps. The Company generally does not hedge against the risk of its borrowing costs rising above the periodic interest rate cap level on the ARM securities because the contractual future interest rate adjustments on the ARM securities will cause their interest rates to increase over time and reestablish the ARM securities' interest rate to a spread over the then current index rate.

The Company has also entered into interest rate swap agreements. In accordance with the terms of the swap agreements, the Company pays a fixed rate of interest during the term of the agreements and receives a payment that varies monthly with the one month LIBOR Index. These agreements have the effect of fixing the Company's borrowing costs on a similar amount of swaps owned by the Company and, as a result, the Company has reduced the interest rate variability of its borrowings. The Company may also use interest rate swap agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between the Company's interest yielding assets and the financing of such assets.

The ARM securities held by the Company were generally purchased at prices greater than par. The Company is amortizing the respective premiums paid for these securities over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on the Company's ARM securities differs from expectations, the Company's net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans, such as those that back the Company's portfolio. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of the Company's ARM securities, the Company's net income and, therefore, the amount available for dividends could be adversely affected. In an attempt to mitigate the adverse effect of an increase in prepayments on ARM securities acquired above par, the Company has entered into transactions where it purchases ARM securities at prices below par, however the Company's portfolio of ARM securities is currently held at a net premium. The Company may also purchase limited amounts of "principal only" mortgage derivative securities backed by either fixed-rate mortgages or ARM securities as a hedge against the adverse effect of increased prepayments. To date, the Company has chosen not to purchase any "principal only" mortgage derivative securities.

The Company may enter into other hedging-type transactions designed to protect its borrowings costs or portfolio yields from interest rate changes. Such transactions may include the purchase or sale of interest rate futures contracts or options on interest rate futures contracts. The Company may also purchase "interest only" mortgage derivative securities or other derivative products for purposes of mitigating risk from interest rate changes. The Company has not, to date, entered into these types of transactions, but may do so in the future. The Company will not invest in any futures transactions unless the Company and Thornburg Mortgage Advisory Corporation (the "Manager") are exempt from the registration requirements of the Commodities Exchange Act or otherwise comply with the provisions of that Act.

Hedging transactions currently utilized by the Company generally are designed to protect the Company's net interest income during periods when the Company's borrowing costs exceed the maximum lifetime interest rates on its ARM securities. The Company does not intend to hedge for speculative purposes. Further, no hedging strategy can completely insulate the Company from risk, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge, particularly with respect to hedging against periodic cap risk. The Company carefully monitors and may have to limit its hedging strategies to ensure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT".

Securitization of Mortgage Loans

The Company may create, through securitization, ARM securities with substantially all ARM loans it may acquire. The Company intends to purchase ARM loans for securitization when it believes that it can earn a higher yield on these mortgage securities created through securitization than on comparable mortgage securities purchased in the market or in order to facilitate its compliance with its exemption from the Investment Company Act of 1940. See
"Operating Restrictions" below. Following the securitization process, the Company intends to hold the newly created ARM securities in its investment portfolio and will retain a limited amount of the risk of future credit loss as part of its securitization program.

Operating Restrictions

The Board of Directors has established the Company's operating policies and any revisions in the operating policies and strategies require the approval of the Board of Directors, including a majority of the unaffiliated directors. Except as otherwise restricted, the Board of Directors has the power to modify or alter the operating policies without the consent of shareholders. Developments in the market which affect the operating policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Board of Directors (including a majority of the unaffiliated directors) to revise the Company's operating policies and financing strategies.

In the event the rating of an ARM security held by the Company is reduced by the Rating Agencies to below Investment Grade after acquisition by the Company, the asset may be retained in the Company's investment portfolio if the Manager recommends that it be retained and the recommendation is approved by the Board of Directors (including a majority of the unaffiliated directors).

The Company has elected to qualify as a REIT for tax purposes. The Company has adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, the Company determines whether such asset will constitute a Qualified REIT Asset as defined by the Internal Revenue Code of 1986, as amended (the "Code"). Substantially all the assets that the Company has acquired and will acquire for investment are expected to be Qualified REIT Assets. This policy limits the investment strategies that the Company may employ.

The Company closely monitors its purchases of ARM securities and the income from such assets, including from its hedging strategies, so as to ensure at all times that it maintains its qualification as a REIT. The Company developed certain accounting systems and testing procedures with the help of qualified accountants and tax experts to facilitate its ongoing compliance with the REIT provisions of the Code. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT". No changes in the Company's investment policies and operating policies and strategies, including credit criteria for mortgage asset investments, may be made without the approval of the Company's Board of Directors, including a majority of the unaffiliated directors.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company closely monitors its compliance with this requirement and intends to maintain its exempt status. Up to the present, the Company has been able to maintain its exemption through the purchase of whole pool government agency and privately issued ARM securities that qualify for the exemption. See "Portfolio of Mortgage Securities - Pass-Through Certificates - Privately Issued ARM Pass-Through Certificates."

The Company does not purchase any assets from or enter into any servicing or administrative agreements (other than the Management Agreement) with any entities affiliated with the Manager. Any changes in this policy would be subject to approval by the Board of Directors, including a majority of the unaffiliated directors.

                          PORTFOLIO OF MORTGAGE SECURITIES

As of December 31, 1996, ARM securities comprised approximately 99% of the Company's total assets. The Company has invested in the following types of mortgage securities in accordance with the operating policies established by the Board of Directors and described in "Business - Operating Policies and Strategies Operating Restrictions."

PASS-THROUGH CERTIFICATES

The Company's investments in mortgage securities are concentrated in High Quality ARM pass-through certificates which account for approximately 61% of ARM securities held. These High Quality ARM pass-through certificates consist of Agency Certificates and privately issued ARM pass-through certificates that meet the High Quality credit criteria. These High Quality ARM pass-through certificates acquired by the Company represent interests in ARM loans which are secured primarily by first liens on single-family (one-to-four units) residential properties, although the Company may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. The ARM pass-through certificates acquired by the Company are generally subject to periodic interest rate adjustments, as well as periodic and lifetime interest rate caps which limit the amount an ARM security's interest rate can change during any given period.

The following is a discussion of each type of pass-through certificate held by the Company as of December 31, 1996:

FHLMC ARM Programs

FHLMC is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage securities. During 1996, FHLMC issued $6.4 billion of FHLMC ARM certificates and as of December 31, 1996, there was $52.5 billion of all types of FHLMC ARM certificates outstanding, of which FHLMC held $10.6 billion in its own portfolio.


Each FHLMC ARM Certificate issued to date has been issued in the form of a pass-through certificate representing an undivided interest in a pool of ARM loans purchased by FHLMC. The ARM loans included in each pool are fully amortizing, conventional mortgage loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. The interest rate paid on FHLMC ARM Certificates adjust periodically on the first day of the month following the month in which the interest rates on the underlying mortgage loans adjust.

FHLMC guarantees to each holder of its ARM Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related ARM loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the U.S. Government. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of FHLMC ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

FNMA ARM Programs

FNMA is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. FNMA established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of securities through REMICs under the Code. During 1996, FNMA issued $15.3 billion of FNMA ARM certificates and as of December 31, 1996, there was $66.0 billion of all types of FNMA ARM certificates outstanding, of which FNMA held $12.8 billion in its own portfolio.

Each FNMA ARM Certificate issued to date has been issued in the form of a pass-through certificate representing a fractional undivided interest in a pool of ARM loans formed by FNMA. The ARM loans included in each pool are fully amortizing conventional mortgage loans secured by a first lien on either one-to-four family residential properties or multi-family properties. The original terms to maturities of the mortgage loans generally do not exceed 40 years. FNMA has issued several different series of ARM Certificates. Each series bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee.

FNMA guarantees to the registered holder of a FNMA ARM Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the FNMA ARM Certificate) on the mortgage loans in the pool underlying the FNMA ARM Certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the U.S. Government. If FNMA were unable to satisfy such obligations, distributions to holders of FNMA ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of FNMA ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

Privately Issued ARM Pass-Through Certificates

Privately issued ARM Pass-Through Certificates are structured similar to the Agency Certificates discussed above but are issued by originators of, and investors in, mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM pass-through certificates are usually backed by a pool of non-conforming conventional adjustable-rate mortgage loans and are generally structured with one or more types of credit enhancement, including pool insurance, guarantees, or subordination. Accordingly, the privately issued ARM pass-through certificates typically are not guaranteed by an entity having the credit status of FHLMC or FNMA.

Privately issued ARM pass-through certificates credit enhanced by mortgage pool insurance provided the Company with an alternative source of ARM securities (other than Agency ARM securities) that meet the Qualifying Interests test for purposes maintaining the Company's exemption under the Investment Company Act of 1940. Since the inception of the Company in 1993, most of the providers of mortgage pool insurance have stopped providing such insurance. Therefore, in the future the Company will be more reliant on the purchase of Agency ARM securities as its source of Qualifying Interests in real estate and has to amended its operating policies to allow the purchase of ARM loans in order to be able to increase its flexibility when meeting its Investment Company Act requirements.

COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOS") AND MULTICLASS PASS-THROUGH SECURITIES

CMOs are debt obligations, ordinarily issued in series and most commonly backed by a pool of fixed rate mortgage loans or pass-through certificates, each of which consists of several serially maturing classes. Multiclass pass-through securities are equity interests in a trust composed of similar underlying mortgage assets. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs or multiclass pass-through securities are applied to principal and interest due on one or more classes of the CMOs of such series or to pay scheduled distributions of principal and interest on multiclass pass-throughs. Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs or multiclass pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations by their stated maturity.

Multiclass pass-through securities backed by ARM securities or ARM loans owned by the Company are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. The Company does not own any variable rate classes of CMO's which are backed by fixed rate mortgages.

The senior classes in a multiclass pass-through security generally have first priority over all cash flows and consequently have the least amount of credit risk since principal losses are generally covered by mortgage pool insurance policies or are charged against the subordinated classes in order of subordination. As a result of these features, the senior classes receive the highest credit rating from Rating Agencies of the series of classes for each multiclass pass-through security.

The mezzanine classes of a multiclass pass-through security generally have a slightly greater risk of principal loss than the senior classes since they provide some credit enhancement to the senior classes. In most, but not all, instances, mezzanine classes participate on a pro-rata basis with senior classes in their right to receive cash flow and have expected lives similar to the senior classes. In other instances, mezzanine classes are subordinate in their right to receive cash flow and have average lives that are longer than the senior classes. However, in all cases, a mezzanine class generally has a similar or slightly lower credit rating than the senior class from the Rating Agencies. Generally, the mezzanine classes that the Company has acquired are rated High Quality.

Subordinated classes are junior in the right to receive payment from the underlying mortgages to other classes of a multiclass pass-through security. The subordination provides credit enhancement to the senior and mezzanine classes. Subordinated classes may be at risk for some payment failures on the mortgage loans securing or underlying such securities and generally represent a greater level of credit risk as they are responsible for bearing the risk of credit loss on all of the outstanding loans underlying a CMO or multi-class pass-through. As a result of being subject to more credit risk, subordinated classes generally have lower credit ratings relative to the senior and mezzanine classes from the Rating Agencies.

The Subordinated classes which the Company has acquired are all rated at least Investment Grade at the time of purchase by one of the Rating Agencies and in certain cases are High Quality. Also, the Subordinated classes acquired by the Company are limited in amount and bear yields which the Company believes are commensurate with the increased risks involved.

The market for Subordinated classes is not extensive and at times may be illiquid. In addition, the Company's ability to sell Subordinated classes is limited by the REIT Provisions of the Code. The Company has not purchased any Subordinated classes that are not Qualified REIT Assets. The Subordinated classes acquired by the Company, which are not High Quality, together with the Company's other investments in Other Investment assets, may not, in the aggregate, comprise more than 30% of the Company's total assets, in accordance with the Company's investment policy.

                         FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

The Company has elected to be treated as a REIT for tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles.

In the event that the Company does not qualify as a REIT in any year, it would be subject to federal income tax as a domestic corporation and the amount of the Company's after-tax cash available for distribution to its shareholders would be reduced. The Company believes it has satisfied the requirements for qualification as a REIT since commencement of its operations in June 1993. The Company intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

REQUIREMENTS FOR QUALIFICATION AS A REIT

To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests which are described briefly below.

Ownership of Common Stock

For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REIT's shares (as long as the Company has over 200 or more shareholders, only persons holding 1% or more of the Company's outstanding shares of capital stock) regarding their ownership of shares. The Company must keep a list of those shareholders who fail to reply to such a demand.

The Company is required to use and does use the calendar year as its taxable year for income purposes.

Nature of Assets

On the last day of each calendar quarter at least 75% of the value of the Company's assets must consist of Qualified REIT Assets, government securities, cash and cash items. The Company expects that substantially all of its assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the investments in securities not included in the foregoing 75% assets test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities. Pursuant to its compliance guidelines, the Company intends to monitor closely the purchase and holding of its assets in order to comply with the above assets tests.

Sources of Income

The Company must meet the following three separate income-based tests each year:

   1. THE 75% TEST.At least 75% of the Company's gross income for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that the Company has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

   2. THE 95% TEST.In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property. The Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts and other securities, that the Company otherwise might acquire.

   3. THE 30% LIMIT.The Company must also derive less than 30% of its gross income from the sale or other disposition of (i) Qualified REIT Assets held for less than four years, other than foreclosure property or property involuntarily or compulsorily converted through destruction, condemnation or similar events,
(ii) stock or  securities  held for less than one year  (including  hedges)  and
(iii) property in a prohibited transaction. As a result of the Company's having to limit such gains, the Company may have to hold mortgage loans and mortgage assets for four or more years and securities and hedges (other than securities and hedges that are Qualified REIT Assets) for one year or more at times when the Company might otherwise have determined that the disposition of such assets for short-term gains might be advantageous in order to ensure that it maintains compliance with the 30% source of income limit.

Distributions

The Company must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any "excess noncash income". The Company intends to make distributions to its shareholders in sufficient amounts to meet this 95% distribution requirement.

The Service has ruled that if a REIT's dividend reinvestment plan ("DRP") allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 95% distribution test. The Company believes that its DRP complies with this ruling.

TAXATION OF THE COMPANY'S SHAREHOLDERS

For any taxable year in which the Company is treated as a REIT for federal income purposes, amounts distributed by the Company to its shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends.

Distributions of the Company will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any net operating losses or capital losses of the Company.

Any loss on the sale or exchange of shares of the common stock of the Company held by a shareholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the common stock held by such shareholders.

If the Company makes distributions to its shareholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's shares. The Company will withhold 30% of dividend distributions to shareholders that the Company knows to be foreign persons unless the shareholder provides the Company with a properly completed IRS form for claiming the reduced withholding rate under an applicable income tax treaty.

Under the Code, if a portion of the Company's assets were treated as a taxable mortgage pool or if the Company were to hold REMIC residual interests, a portion of the Company's dividends would be treated as unrelated business taxable income ("UBTI") for pension plans and other tax exempt entities. The Company believes that it does not engage in activities that would cause any portion of the Company's income to be taxable as UBTI for pension plans and similar tax exempt shareholders. The Company believes that its shares of stock will be treated as publicly offered securities under the plan asset rules of the Employment Retirement Income Security Act ("ERISA") for Qualified Plans.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. The Company has not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to its organization or operation, or to an acquisition of its common stock. This summary is not intended to be a substitute for prudent tax planning, and each shareholder of the Company is urged to consult its own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of stock of the Company and any potential changes in applicable law.

                                    COMPETITION

In acquiring ARM assets, the Company competes with other mortgage REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, FNMA, FHLMC and other entities purchasing ARM assets, many of which have greater financial resources than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of ARM assets resulting in higher prices and lower yields on such mortgage assets.

                                     EMPLOYEES

As of December 31, 1996, the Company had no employees. The Manager carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of a Management Agreement discussed below.




THE MANAGEMENT AGREEMENT

On June 17, 1994, the Company renewed its Management Agreement with Thornburg Mortgage Advisory Corporation, the Manager, for a term of five years, with an annual review required each year. On December 15, 1995, the Agreement was amended to provide that in the event a person or entity obtains more than 20% of the Company's common stock, if the Company is combined with another entity, or if the Company terminates the Agreement other than for cause, the Company is obligated to acquire substantially all of the assets of the Manager through an exchange of shares with a value based on a formula tied to the Manager's net profits. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate.

The Manager receives a per annum base management fee on a declining scale based on the Average Net Invested Assets (generally defined as the difference between assets and liabilities financing such assets) of the Company and its subsidiaries for such year, payable monthly in arrears. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 1% over the Ten Year U.S. Treasury Rate. For further information regarding the base management fee, incentive compensation and applicable definitions, see the Company's Proxy Statement dated March 24, 1997 under the caption "Certain Relationships and Related Transactions".

On September 18, 1996, the Board of Directors of the Company completed a study of the management fees and expenses of comparable companies. The study indicated that the total management fees and other operating expenses of the Company are below the level of other comparable companies, whether the other companies were self-managed or externally managed. The study also indicated that the Company's base management fee was significantly less than any other externally managed company and that the performance fee was higher. As a result of the study, the unaffiliated directors modified the Manager's compensation formula by lowering the performance based compensation from 25% to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity as described above and by simplifying the formula for the base management fee. These changes took effect October 1, 1996. The combined fees paid to the Manager for the period from October 1, 1996 to December 31, 1996 was virtually the same under the new management fee formulas as they would have been under the prior formula.

Subject to the limitations set forth below, the Company pays all operating expenses except those specifically required to be paid by the Manager under the Management Agreement. The operating expenses required to be paid by the Manager include the compensation of the Company's officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that will be paid by the Company will include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of the Company's custodian and transfer agent, if any, and reimbursement of any obligation of the Manager for any New Mexico Gross Receipts Tax liability. The expenses required to be paid by the Company which are attributable to the operations of the Company shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Assets of the Company or 25% of the Company's Net Income for that year. The determination of Net Income for purposes of calculating the expense limitation will be the same as for calculating the Manager's incentive compensation except that it will include any incentive compensation payable for such period. Expenses in excess of such amount will be paid by the Manager, unless the unaffiliated directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, such expenses may be recovered by the Manager in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. The Company, rather than the Manager, will also be required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursement will be made monthly, subject to adjustment at the end of each year.

The transaction costs incident to the acquisition and disposition of investments, the incentive compensation and the New Mexico Gross Receipts Tax liability will not be subject to the 2% limitation on operating expenses. Expenses excluded from the expense limitation are those incurred in connection with the servicing of mortgage loans, the raising of capital, the acquisition of assets, interest expenses, taxes and license fees, non-cash costs and the incentive management fee.

ITEM 2. PROPERTIES

        The Company's principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement.

ITEM 3. LEGAL PROCEEDINGS

        At December 31, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock began trading on June 25, 1993 and is traded on the New York Stock Exchange under the trading symbol TMA. As of January 31, 1997, the Company had 16,321,578 shares of common stock issued and outstanding which was held by 1,123 holders of record and approximately 12,500 beneficial owners.

 The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

                                                                                  Cash
                                                        Stock Prices            Dividends
                                               -----------------------------    Declared
      1996                                       High      Low       Close      Per Share
      ----                                     --------  --------   --------    ---------
      Fourth Quarter ended December 31, 1996    21 1/2    16 1/8     21 3/8       $0.45
      Third Quarter ended September 30, 1996    17 5/8    14 7/8     16 1/4       $0.40
      Second Quarter ended June 30, 1996        17        14 1/8     16 1/4       $0.40
      First Quarter ended March 31, 1996        16 5/8    14 1/8     14 3/8       $0.40

      1995
      ----
      Fourth Quarter ended December 31, 1995    15 7/8    14 1/8     15 3/4       $0.38
      Third Quarter ended September 30, 1995    15 1/2    13         14 1/2       $0.25
      Second Quarter ended June 30, 1995        14 7/8     8 1/4     13 5/8       $0.15
      First Quarter ended March 31, 1995        10         7 3/8      9           $0.15

      1994
      ----
      Fourth Quarter ended December 31, 1994    12 1/4     6 3/4      7 3/8       $0.15
      Third Quarter ended September 30, 1994    14 5/8    11 1/8     12 1/2       $0.25
      Second Quarter ended June 30, 1994        16 1/8    13 3/8     14           $0.30
      First Quarter ended March 31, 1994        17 1/4    15 3/8     15 3/8       $0.30

The Company intends to pay quarterly dividends and to make such distributions to its shareholders in amounts such that all or substantially all of its taxable income in each year (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") that allows both common and preferred shareholders to have their dividends reinvested in additional shares of common stock and to purchase additional shares. The common stock to be acquired for distribution under the DRP may be purchased at the Company's direction from the Company at a 3% discount from the then prevailing market price or in the open market. The additional purchases of stock are subject to a minimum of $50 and a maximum of $15,000 for each dividend payment date. State Street Bank & Trust Company (the "Agent"), the Company's transfer agent, is the Trustee and administrator of the DRP. Shareholders who own stock that is registered in their own name desiring to participate must deliver a completed enrollment form to the Agent which is available from the Agent or the Company. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) desiring to participate must either request the broker or nominee to participate on their behalf or request that the broker or nominee reregister the stock in the shareholder's name and deliver a completed enrollment form to the Agent.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements of the Company for the years ended December 31, 1996, 1995 and 1994. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (dollars in thousands, except per share data).

OPERATIONS STATEMENT HIGHLIGHTS
                                                      1996          1995          1994          1993
                                                    ---------     ---------     ---------     ---------
   Net interest income                              $  30,345     $  13,496     $  13,055     $  3,157

   Net income                                       $  25,737     $  10,452     $  11,946     $  2,572

   Net income per share                             $     1.73    $    0.88     $    1.02     $   0.36

   Average number of shares outstanding             14,873,700   11,926,996    11,758,810    7,173,745

   Distributable income per share                   $     1.76    $    0.92     $    1.02     $   0.36

   Dividends declared per share                     $     1.65     $   0.93     $    1.00     $   0.29

   Noninterest expense as percent of average assets       0.21%        0.13%         0.11%        0.18% (1)

BALANCE SHEET HIGHLIGHTS
                                                                As of December 31
                                                -----------------------------------------------------
                                                   1996          1995          1994          1993
                                                -----------   -----------   -----------   -----------

   Adjustable-rate mortgage securities          $ 2,727,875   $ 1,995,287   $ 1,727,469   $ 1,320,169

   Total assets                                 $ 2,755,358   $ 2,017,985   $ 1,751,832   $ 1,364,429

   Shareholders' equity  (2)                    $   238,005   $   182,312   $   180,035   $   170,326

   Number of shares outstanding                  16,219,241    12,190,712    11,772,951    11,748,331

   Yield on adjustable-rate mortgage assets            6.64%         6.73%         5.66%         4.03%

   Effective spread on net interest earning assets     1.34%         1.11%         0.17%         0.90% (1)

   Return on average assets                            1.09%         0.56%         0.66%         0.82% (1)

   (1)  Annualized; the Company commenced operations on June 25, 1993.
   (2)  Shareholders' equity before mark-to-market adjustment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At December 31, 1996, the Company held total assets of $2.755 billion, $2.728 billion of which consisted of ARM securities, as compared to $2.018 billion and $1.995 billion, respectively, at December 31, 1995. Since commencing operations, the Company has purchased only ARM securities which have been either backed by agencies of the U.S. government or privately-issued (generally publicly registered) mortgage securities, most of which are rated AA or higher by at least one of the Rating Agencies. At December 31, 1996, 95.0% of the assets held by the Company were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality ARM securities and cash and cash equivalents. All of the ARM securities currently owned by the Company are in the form of adjustable-rate pass-through certificates. The Company does not currently own any floating rate classes of CMO's.

The following table presents a schedule of ARM securities owned at December 31, 1996 and December 31, 1995 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                         ARM SECURITIES BY ISSUER AND CREDIT RATING
                                  (amounts in thousands)

                                       December 31, 1996     December 31, 1995
                                      -------------------   -------------------
                                      Carrying  Portfolio   Carrying  Portfolio
                                        Value      Mix        Value      Mix
                                      ----------  ------   ----------  ------
      HIGH QUALITY:
         FHLMC/FNMA                   $1,474,842   54.1%   $  894,433   44.8%
         Privately Issued:
            AAA/Aaa Rating               260,031    9.5       165,196    8.3
            AA/Aa Rating                 862,727   31.6       784,633   39.3
                                       ---------  ------    ---------  ------
               Total Privately Issued  1,122,758   41.1       949,829   47.6
                                       ---------  ------    ---------  ------

                                       ---------  ------    ---------  ------
               Total High Quality      2,597,600   95.2     1,844,262   92.4
                                       ---------  ------    ---------  ------

      OTHER INVESTMENT:
         Privately Issued:
            A Rating                     106,531    3.9       134,970    6.8
            BBB/Baa Rating                14,017    0.5        16,055    0.8
            BB/Ba Rating                   9,727    0.4          -        -
                                       ---------  ------    ---------  ------
               Total Other Investment    130,275    4.8       151,025    7.6
                                       ---------  ------    ---------  ------

               Total ARM Securities   $2,727,875  100.0%    $1,995,287  100.0%
                                      ==========  ======    ==========  ======

Over the course of 1996, High Quality ARM securities increased as a percent of the total ARM securities portfolio. This was in part due to upgrades to the credit rating of certain securities. During the year ended December 31, 1996, two of the Company's ARM securities, in the amount of $42.0 million, were upgraded from an A equivalent rating to a Aa equivalent rating. At the same time, one security with a carrying value of $9.7 million was downgraded from an A rating to a Ba rating. Management has carefully reviewed certain securities it has identified as having an increased level of credit risk and the potential for downgrade and has discussed these particular investments with the Board of Directors. The security that was downgraded was one of the securities identified by management as having an increased level of credit risk. At this time, the Company believes that the potential credit exposure of the Other Investment segment of the Company's ARM securities portfolio is minimal and is commensurate with the higher yield the Company receives on this segment of the portfolio. The Company monitors the credit losses on the underlying loans of all of its privately issued ARM securities and evaluates the adequacy of the remaining credit support on an ongoing basis. Although the Company has not realized any credit losses on any ARM security, as of December 31, 1996, the Company has reserved $990,000 for possible losses on its existing portfolio and will continue to evaluate potential credit exposure in the future.

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

                               ARM SECURITIES BY INDEX
                               (amounts in thousands)
                                          December 31, 1996     December 31, 1995
                                        ---------------------  --------------------
                                          Carrying  Portfolio   Carrying  Portfolio
                                           Value      Mix        Value        Mix
                                        ----------  ---------  ----------  --------
 INDEX:
   One-month LIBOR                      $   10,646     0.4%    $   10,229     0.5%
   Six-month LIBOR                       1,252,884    45.9      1,494,102    74.9
   Six-month Certificate of Deposit         69,348     2.6         32,349     1.6
   Six-month Constant Maturity Treasury      8,841     0.3            -        -
   One-year Constant Maturity Treasury   1,238,892    45.4        385,066    19.3
   11th District Cost of Funds             147,264     5.4         73,541     3.7
                                         ---------   ------     ---------   ------
                                        $2,727,875   100.0%    $1,995,287   100.0%
                                         =========   ======     =========   ======

The portfolio had a current weighted average coupon of 7.57% at December 31, 1996 and if the portfolio had been "fully indexed", the weighted average coupon would have been approximately 7.61%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1995 the portfolio had a weighted average coupon of 7.42% and if the portfolio had been "fully indexed", the weighted average coupon would have been approximately 7.51%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 1996, the current yield of the ARM securities portfolio was 6.64% as compared to 6.73% as of December 31, 1995 with an average term to the next repricing date of 105 days as of December 31, 1996 as compared to 90 days as of December 31, 1995. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

During 1996, the Company purchased $1.584 billion of ARM securities, $1.540 billion of which were High Quality ARM securities. The Company sold ARM securities in the amount of $276.4 million at a net gain of $1,362,000 during 1996. Of special note, during the fourth quarter of 1996, the Company had an opportunity to purchase a significant amount of fully-indexed, seasoned ARM securities that could be purchased at a higher current yield than the yield the Company was receiving on a group of it's recently originated low coupon ARM securities which were prepaying faster than the Company had expected at the time of acquisition. The Company took advantage of this opportunity and sold $245.0 million of its ARM securities and realized a net gain of $829,000 and replaced them with the higher yielding fully-indexed, seasoned securities.

The sale of ARM securities during 1996 reflects the Company's desire to manage the portfolio with a view to enhance the total return of the portfolio. The
Company monitors the performance of its individual ARM securities and selectively sells an asset when there is an opportunity to replace it with an ARM security that has an expected higher long-term yield or more attractive interest rate sensitivity characteristics. In the case of the 1996 sales, the Company was able to sell ARM securities that had either low lifetime maximum interest rate caps or low current coupons that were prepaying faster than expected and replaced them with ARM securities with higher maximum interest rate caps and/or higher current coupons and, in many instances, better prepayment performance. The Company is presented with investment opportunities in the ARM securities market on a daily basis and management evaluates such opportunities against the performance of its existing ARM securities. At times, the Company is able to identify opportunities that it believes will improve the total return of its ARM securities portfolio by replacing selected securities. In managing the portfolio, the Company may at times realize either gains or losses in the process of replacing selected assets when the Company believes it has identified better investment opportunities in order to improve the long-term total return.

During 1996, the composition of the Company's ARM securities by index has changed, reflecting an increased percentage of investments in ARM securities indexed to the one-year constant maturity treasury index and a decreased percentage of investments in six-month LIBOR indexed ARM securities. This change is largely a reflection of the types of ARM securities that were produced or available for sale during 1996, with new LIBOR ARM production down markedly from prior years. This change also reflects the Company's strategy of acquiring a larger percentage of fully indexed ARM securities with lifetime maximum interest rates above 11%. Most of the LIBOR based ARM securities production does not meet the Company's current maximum lifetime interest rate requirement. As a result of the Company's effort, the average maximum lifetime interest rate cap for the Company's portfolio has increased to 11.42% at December 31, 1996, as compared to 10.73% at December 31, 1995.

For the quarter ended December 31, 1996, the Company's mortgage securities paid down at an approximate average annualized constant prepayment rate of 21%, close to long-term expectations. The annualized constant prepayment rate averaged approximately 26% during the full year of 1996, having averaged approximately 32% during the first half of the year and 22% during the second half of the year. In the event that actual prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM securities. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium as appropriate.

The fair value of the Company's portfolio of ARM securities classified as available-for-sale improved by $5.6 million during 1996, generally as a result of: (i) the upward repricing of the interest rates on the Company's ARM securities relative to their respective indexes; and (ii) an increased demand for ARM securities as reflected in the price at which similar ARM securities traded in the open market during the year. As of December 31, 1996, the Company's portfolio of ARM securities available-for-sale, including the applicable cap agreements, had a net unrealized loss of $14.7 million, or 0.65% of the securities available-for-sale, as compared to a net unrealized loss of $20.3 million or 1.41% of the securities available-for-sale, as of December 31, 1995.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM securities to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At December 31, 1996, the Cap Agreements owned by the Company had a remaining notional balance of $2.266 billion with an average final maturity of 3.0 years, as compared to a remaining notional balance of $1.461 billion with an average final maturity of 4.3 years at December 31, 1995. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three-month or six-month LIBOR index increases above certain specified levels which range from 7.50% to 12.50% and average approximately 9.93%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM securities. At December 31, 1996 the fair value of the Cap Agreements was $2.5 million, $12.1 million less than the amortized cost of the Cap Agreements.

As of December 31, 1996, the Company had entered into two interest rate swap agreements having an aggregate notional balance of $300 million and a weighted average remaining term of 4 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR Index. As of December 31, 1996, the average cost of the Company's borrowings was 5.72%, which includes the impact of the interest rate swap agreements. As a result of entering into these agreements the Company extended the weighted average term to the next re-pricing date of its borrowing from 50 days to 62 days.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

For the year ended December 31, 1996, the Company's net income was $25,737,000 or $1.73 per share based on a weighted average of 14,873,700 shares outstanding as compared to $10,452,000 or $0.88 per share based on a weighted average of 11,926,996 shares outstanding for the year ended December 31, 1995. This 146% increase in earnings, a 97% increase on a per share basis, was achieved despite a 25% increase in the average number of shares outstanding during the two periods. Net interest income for the year totaled $30,345,000 as compared to $13,496,000 for the same period in 1995, an increase of 125%. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. The Company recorded a net gain from the sale of ARM securities in the amount of $372,000 during 1996 as compared to a net loss of $568,000 during 1995. During 1996 the Company incurred operating expenses of $4,980,000 consisting of a base management fee of $1,872,000, a performance based fee of $2,462,000 and other operating expenses of $646,000. During 1995 the Company incurred operating expenses of $2,476,000 consisting of a base management fee of $1,390,000, a performance based fee of $596,000 and other operating expenses of $490,000. Total operating expenses decreased to 16.4% of net interest income for 1996 as compared to 18.3% for 1995, also contributing to the Company's improved net earnings.

The table below highlights the historical trend and the components of return on average equity (annualized):

                     COMPONENTS OF RETURN ON AVERAGE EQUITY (1)
                    Net
                  Interest     Provision    Gain (Loss)      G & A      Performance       Net
      For The      Income/    For Losses/  on ARM Sales/  Expense(2)/      Fee/        Income/
   Quarter Ended   Equity       Equity        Equity         Equity       Equity     Equity (ROE)
   -------------  --------    -----------  -------------  -----------   -----------  ------------
   Mar 31, 1995     2.58%          -           -1.47%         1.02%          -           0.09%
   Jun 30, 1995     5.51%          -             -            1.04%          -           4.47%
   Sep 30, 1995     9.85%          -            0.09%         1.07%         0.34%        8.54%
   Dec 31, 1995    11.94%          -            0.11%         1.05%         0.97%       10.03%
   Mar 31, 1996    13.37%          -            0.03%         1.04%         1.27%       11.08%
   Jun 30, 1996    13.14%          -             -            1.00%         0.92%       11.22%
   Sep 30, 1996    13.42%         0.34%         0.88%         1.03%         1.07%       11.86%
   Dec 31, 1996    14.99%         1.32%         1.38%         1.46%         1.23%       12.37%

   (1) Average equity excludes unrealized gain (loss) on available-for-sale ARM securities.
   (2) Excludes performance fees.

For the year ended December 31, 1996, the Company's taxable income was $26,159,000 or $1.76 per weighted average share outstanding. Taxable income in 1996 includes the carry forward of the $568,000 net capital loss on the sale of ARM securities from 1995 and excludes loss provisions of $990,000 recorded in 1996. For the year ended December 31, 1995, the Company's taxable income was $11,020,000 or $0.92 per weighted average share outstanding. Taxable income in 1995 excluded the $568,000 net capital loss on the sale of ARM securities. As a REIT, the Company is required to declare dividends amounting to 85% of each years taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

The following table highlights the quarterly dividend history of the Company:

                                  DIVIDEND SUMMARY
                     ($ in thousands, except per share amounts)
                                                                      Cumulative
                    Taxable       Taxable     Dividend    Dividend   Undistributed
      For The         Net        Net Income   Declared     Pay-out      Taxable
   Quarter Ended     Income      Per Share    Per Share    Ratio(1)    Net Income
   -------------   ----------   -----------   ----------   --------   -----------
   Mar 31, 1995    $     701    $    0.06     $    0.15       252%         (874)
   Jun 30, 1995        1,993         0.17          0.15        89%         (634)
   Sep 30, 1995        3,791         0.32          0.25        79%          139
   Dec 31, 1995        4,535         0.37          0.38       102%           41
   Mar 31, 1996        5,118         0.41          0.40        97%          188
   Jun 30, 1996        6,169         0.42          0.40       103%          (18)
   Sep 30, 1996        6,708         0.42          0.40        96%          250
   Dec 31, 1996        8,164         0.50          0.45        89%        1,115

   (1)      Dividend declared divided into applicable quarter's taxable income.

The primary reasons for the rise in the Company's net interest income for 1996 as compared to 1995 was the combined effect of an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds as well as the increased size of the Company's portfolio. Net interest income increased by $16,849,000. Of this increase, $8,092,000 is the result of the lower interest rate on the Company's cost of funds and $2,545,000 is the result of the higher yield on the Company's ARM securities portfolio and other interest earning assets for a combined favorable rate variance of $10,637,000. The increased average size of the Company's portfolio during 1996 as compared to 1995 also contributed to higher net interest income in the amount of $6,212,000. The average balance of the Company's interest earning assets was $2.351 billion during 1996 as compared to $1.850 billion during 1995, an increase of 27%.

The following table highlights the components of net interest spread and the annualized yield on net interest earning assets (dollars in millions):

   COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                           ARM Securities
                      Average    ----------------------------------   Yield on                         Yield on
                      Interest   Wgt. Avg.       Weighted             Interest               Net     Net Interest
     For The          Earning    Fully Indexed   Average     Yield    Earning    Cost of   Interest    Earning
   Quarter Ended       Assets       Coupon        Coupon    Adj.(2)    Assets     Funds     Spread      Assets
   -------------   ----------    -------------   --------   -------   --------   -------   --------  ------------
   Mar 31, 1995    $  1,748.7        8.46%         6.33%     0.26%      6.07%     6.33%     -0.26%       0.49%
   Jun 30, 1995       1,809.7        7.94%         6.77%     0.40%      6.37%     6.21%      0.16%       0.55%
   Sep 30, 1995       1,864.3        7.93%         7.24%     0.58%      6.66%     6.04%      0.62%       1.04%
   Dec 31, 1995       1,975.6        7.51%         7.42%     0.69%      6.73%     6.05%      0.68%       1.11%
   Mar 31, 1996       2,025.8        7.56%         7.48%     0.99%      6.49%     5.60%      0.89%       1.32%
   Jun 30, 1996       2,248.2        7.83%         7.28%     0.85%      6.43%     5.59%      0.84%       1.32%
   Sep 30, 1996       2,506.0        7.80%         7.31%     0.80%      6.51%     5.71%      0.80%       1.32%
   Dec 31, 1996       2,624.4        7.61%         7.57%     0.93%      6.64%     5.72%      0.92%       1.34%

   (1)Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.
   (2)Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables.

The Company's ARM securities portfolio generated a yield of 6.45% during 1996 as compared to 6.31% during 1995. The Company's cost of funds during 1996 was 5.67% as compared to 6.15% during 1995, primarily as a result of lower short-term interest rates available to the Company for financing purposes. The combined effect of the higher yield on the Company's ARM securities portfolio and the lower cost of funds increased the Company's net spread to 0.78% for 1996 from a spread of 0.16% for 1995, an increase of 0.62%. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.29% for 1996 from 0.73% for 1995.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities with the corresponding effective rate of interest annualized for the year ended December 31, 1996 and December 31, 1995:

                      AVERAGE BALANCE AND RATE TABLE
                          (amounts in thousands)
                                               For the Year Ended       For the Year Ended
                                                December 31, 1996        December 31, 1995
                                             ----------------------    ---------------------
                                               Average    Effective      Average    Effective
                                               Balance       Rate        Balance      Rate
                                             -----------  ---------    ----------   ---------
      Interest Earning Assets:
         ARM securities                       $2,336,900     6.45%     $1,836,154    6.31%
         Cash and cash equivalents                14,200     5.29          13,352    5.89
                                               ---------    -----       ---------   -----
                                               2,351,100     6.44       1,849,506    6.31
                                               ---------    -----       ---------   -----
      Interest Bearing Liabilities:
         Borrowings                            2,138,236     5.67       1,676,981    6.15
                                               ---------    -----       ---------   -----
      Net Interest Earning Assets and Spread  $  212,864     0.78%     $  172,525    0.16%
                                               =========    =====       =========   =====
      Yield on Net Interest Earning Assets (1)               1.29%                   0.73%
                                                            =====                   =====

   (1) Yield on Net  Interest  Earning  Assets is computed by dividing  annualized net interest income by the average daily balance of interest earning assets.


As of the end of 1996, the Company's yield on its ARM securities portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.64% as compared to 6.73% as of the end of 1995, a decrease of 0.09%. The Company's cost of funds as of December 31, 1996 was 5.72% as compared to 6.05% as of December 31, 1995, a decrease of 0.33%. As a result of these changes, the Company's net interest spread as of the end of 1996 was 0.92% as compared to 0.68% as of the end of 1995, an increase of 0.24%.

During 1996 the Company realized a net gain from the sale of ARM securities in the amount of $372,000. The Company's net gain includes $1,362,000 from the sale of ARM securities and a provision for losses of $990,000. The Company has not realized any actual losses on any ARM security to date, but the Company's review of the underlying ARM collateral has indicated the potential of loss on two ARM securities and, as a result, the Company has provided for such potential losses. During 1995 the Company realized a loss of $568,000 on the sale of ARM securities.

For the year ended December 31, 1996, the Company's ratio of operating expenses to average assets was 0.21% as compared to 0.13% for 1995. The Company's operating expense ratio is well below the average of other more traditional mortgage portfolio lending institutions such as banks and savings and loans. The increase in the Company's operating expenses is primarily the result of achieving sufficient earnings for the Company's shareholders such that a higher performance based fee was earned by the Manager. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During 1996, the Manager earned a performance fee of $2,462,000. During 1996, after paying this performance fee, the Company's return on equity was 11.68%. See Note 7 to the Financial Statements for a discussion of the management fee formulas.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                    Management Fee &                          Total
      For The       Other Expenses/    Performance Fee/   G & A Expense/
   Quarter Ended     Average Assets    Average Assets     Average Assets
   -------------    ----------------   ----------------   --------------
   Mar 31, 1995          0.10%               0.00%              0.10%
   Jun 30, 1995          0.10%               0.00%              0.10%
   Sep 30, 1995          0.10%               0.03%              0.13%
   Dec 31, 1995          0.10%               0.09%              0.19%
   Mar 31, 1996          0.09%               0.12%              0.21%
   Jun 30, 1996          0.10%               0.09%              0.19%
   Sep 30, 1996          0.10%               0.10%              0.20%
   Dec 31, 1996          0.13%               0.11%              0.24%

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

For the year ended December 31, 1995, the Company's net income was $10,452,000 or $0.88 per share based on a weighted average of 11,926,996 shares outstanding as compared to $11,946,000 or $1.02 per share based on a weighted average of 11,758,810 shares outstanding for the year ended December 31, 1994. Net interest income for the year totaled $13,496,000 as compared to $13,055,000 for the same period in 1994. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. The Company recorded a net loss from the sale of ARM securities in the amount of $568,000 during 1995 as compared to a net gain of $863,000 during 1994. During 1995 the Company incurred operating expenses of $2,476,000 consisting of a base management fee of $1,390,000, a performance based fee of $596,000 and other operating expenses of $490,000. During 1994 the Company incurred operating expenses of $1,972,000 consisting of a base management fee of $1,342,000, a performance based fee of $121,000 and other operating expenses of $509,000.

For the year ended December 31, 1995, the Company's taxable income was $11,020,000 or $0.92 per weighted average share outstanding. Taxable income excludes the $568,000 net capital loss on the sale of ARM securities. As a REIT, the Company is required to declare dividends amounting to 85% of each years taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return.

The improvement in the Company's net interest income during 1995 as compared to 1994 was $441,000. As presented in the table below, the Company had, on average, $172.5 million more interest earning assets than interest bearing liabilities during 1995. The improvement in the Company's net interest income was primarily the result of the higher yield on the $172.5 million of net interest earning assets in 1995 as compared to 1994 and in part due to the higher average balances of total interest earning assets and interest bearing liabilities at a positive spread.

The weighted average coupon of the ARM securities portfolio (the rate actually received before the impact of yield adjustments such as hedging cost and amortization of premiums and discounts) was 7.42% as of December 31, 1995 as compared to 5.79% as of December 31, 1994, a rise of 1.63%. This improvement in the weighted average portfolio coupon was partially offset by additional premium amortization resulting from increased prepayment activity during the year. As a result, the yield on the Company's ARM securities portfolio was 6.73% at December 31, 1995, a rise of 1.07% from 5.66% as of December 31, 1994. Also, during the year ended December 31, 1995, the Company's cost of money declined by 0.20%. As of December 31, 1995 the interest rate on the Company's borrowings was 6.05% as compared to 6.25% as of December 31, 1994. As a result of both the improved yield on ARM securities and a lower cost of money the Company's net interest spread as of December 31, 1995 was a positive 0.68% as compared to a negative 0.59% as of December 31, 1994.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the year ended December 31, 1995 and December 31, 1994:

                      AVERAGE BALANCE AND RATE TABLE
                          (amounts in thousands)
                                              For the Year Ended    For the Year Ended
                                               December 31, 1995     December 31, 1994
                                             --------------------  --------------------
                                              Average   Effective    Average   Effective
                                              Balance     Rate       Balance      Rate
                                             ----------  ------    -----------  --------
   Interest Earning Assets:
      ARM securities                         $1,836,154    6.31%    $1,778,578    4.74%
      Cash and cash equivalents                  13,352    5.89         13,069    4.28
                                              ---------   -----      ---------   -----
                                              1,849,506    6.31      1,791,647    4.73
                                              ---------   -----      ---------   -----
   Interest Bearing Liabilities:
      Borrowings                              1,676,981    6.15      1,619,978    4.43
                                              ---------   -----      ---------   -----
   Net Interest Earning Assets and Spread    $  172,525    0.16%    $  171,669    0.30%
                                              =========   =====      =========   =====
   Yield on Net Interest Earning Assets (1)                0.73%                  0.73%
                                                          =====                  =====

   (1)   Yield on Net  Interest  Earning  Assets is computed by dividing  annualized net interest income by the average daily balance of interest earning assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the years ended December 31, 1996 and 1995 consisted of reverse repurchase agreements, which totaled $2.459 billion and $1.781 billion at the respective year ends. The Company's other significant sources of funds for the years ended December 31, 1996 and 1995 consisted of payments of principal and interest from the ARM securities in the amounts of $713.7 million and $395.7 million, respectively, and the proceeds from the sale of ARM securities in the amounts of $277.6 million and $75.4 million, respectively. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities, of monthly payments of principal and interest on its ARM securities portfolio and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM securities, cash and cash equivalents.

Total borrowings incurred at December 31, 1996 had a weighted average interest rate of 5.72% and a weighted average remaining term to maturity of 4.2 months. As of December 31, 1996, $1.104 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to two years. The interest rates on these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-four different financial institutions and at December 31, 1996 had borrowed funds under reverse repurchase agreements with thirteen of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase. Additionally, certain of the Company's ARM securities are rated less than AA by the Rating Agencies and have less liquidity than securities that are rated AA or higher. Other mortgage securities which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage securities in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. For the year ended December 31, 1996, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during such periods. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

In October 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock. During 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3.1 million. During 1995, the Company sold 148,300 shares under this Sales Agency Agreement and received net proceeds of $2.1 million.

In April 1996, the Company completed a public offering of 3,450,000 shares of its common stock. The Company received net proceeds of $48.7 million.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. When combined with the Registration Statement which was declared effective September 12, 1995, the Company had $242 million of its securities registered for future sale as of December 31, 1996.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.9 million.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and to purchase additional shares at a 3% discount to the current market price of the common stock, as defined in the Plan. As a result of 1996 participation in the Plan, the Company issued 347,434 new shares of common stock and received $5.4 million of new equity capital.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM securities, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM securities because the weighted average next re-pricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations. Third, the Company's ARM securities lag changes in the indices due to the notice period provided to ARM borrowers when the interest rate on their loans are scheduled to change. The periodic cap only affects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

The rate of prepayment on the Company's mortgage securities may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its ARM securities over a longer time period than otherwise, resulting in an increased yield on its mortgage securities. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM securities portfolio increase to re-establish a spread over the higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

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

Lastly, because the Company only invests in ARM assets and approximately 9% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM securities will, over time, re-price to a spread over the Company's cost of funds while the portion of the Company's portfolio of ARM securities that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the year ended December 31, 1996 subject to the 30% income limitation under the REIT rules amount to 0.90% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1996, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1996, the Company calculates that it is in compliance with this requirement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-3 through F-15 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                      PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 24, 1997 pursuant to General Instruction G(3).

ITEM 11.EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 24, 1997 pursuant to General Instruction G(3).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 24, 1997 pursuant to General Instruction G(3).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 24, 1997 pursuant to General Instruction G(3).

                                      PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

            1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

                 Independent Auditors' Report;
                 Balance Sheets as of December 31, 1996 and 1995;
                 Statements of Operations for the years ended December 31, 1996,
                    1995 and 1994;
                 Statements of Shareholders' Equity for the years ended December
                    31, 1996, 1995 and  1994;
                 Statements of Cash Flows for the years ended December 31, 1996,
                    1995 and 1994 and
                 Notes to Financial Statements.

            2.   Schedules to Financial Statements:

                 All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

            3.   Exhibits:

                 See "Exhibit Index".

        (b) Reports on Form 8-K:

                 None

                        THORNBURG MORTGAGE ASSET CORPORATION


                                FINANCIAL STATEMENTS

                                        AND

                            INDEPENDENT AUDITORS' REPORT



                             For Inclusion in Form 10-K

                                     Filed with

                         Securities and Exchange Commission

                                 December 31, 1996

                        THORNBURG MORTGAGE ASSET CORPORATION

                           INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE
FINANCIAL STATEMENTS:                                               ----

Independent Auditor's Report                                         F-3

Balance sheets                                                       F-4

Statements of operations                                             F-5

Statement of shareholders' equity                                    F-6

Statements of cash flows                                             F-7

Notes to financial statements                                        F-8

                            INDEPENDENT AUDITOR'S REPORT










To the Board of Directors
Thornburg Mortgage Asset Corporation
Santa Fe, New Mexico

   We have audited the accompanying balance sheets of Thornburg Mortgage Asset Corporation as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage Asset Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                    /s/ McGLADREY & PULLEN, LLP


                                                    McGLADREY & PULLEN, LLP

New York, New York
January 14, 1997, except for the last paragraph of Note 5, as to which the date is January 24, 1997

                        THORNBURG MORTGAGE ASSET CORPORATION

                                   BALANCE SHEETS
                         (In thousands, except share data)

                                                        December 31
                                             ---------------------------------
                                                   1996              1995
                                             ---------------   ---------------
ASSETS

   ARM securities (Notes 2 and 3)              $   2,727,875   $     1,995,287
   Cash and cash equivalents                           3,693             3,660
   Accrued interest receivable                        23,563            18,778
   Prepaid expenses and other                            227               260
                                               -------------     -------------
                                             $     2,755,358   $     2,017,985
                                               =============     =============


LIABILITIES

   Reverse repurchase agreements (Note 3)    $     2,459,132   $     1,780,854
   Other borrowings (Note 3)                          14,187            18,446
   Payable for securities purchased                   32,683            42,990
   Accrued interest payable                           18,747             9,907
   Dividends payable (Note 5)                          7,299             4,632
   Accrued expenses and other                          1,112               679
                                               -------------     -------------
                                                   2,533,160         1,857,508
                                               -------------     -------------
SHAREHOLDERS' EQUITY (Note 5)

   Common stock: par value $.01 per share;
     50,000,000 shares authorized, 16,219,241
     and 12,190,712 shares issued
     and outstanding                                     162               122
   Additional paid-in-capital                        233,177           175,708
   Available-for-sale securities:
     Unrealized gain (loss) (Note 2)                 (15,807)          (21,835)
     Realized deferred hedging gain                    4,541             7,009
   Retained  earnings (deficit)                          125              (527)
                                               -------------     --------------
                                                     222,198           160,477
                                               -------------     --------------

                                             $     2,755,358   $     2,017,985
                                               =============     =============


See Notes to Financial Statements.

                        THORNBURG MORTGAGE ASSET CORPORATION

                              STATEMENTS OF OPERATIONS
                          (In thousands, except share data)


                                                        Year ended December 31
                                              -------------------------------------------
                                                  1996           1995           1994
                                              ------------   ------------   -------------
Interest income from ARM securities and cash  $   151,511    $   116,617    $    84,798
Interest expense on borrowed funds                121,166        103,121         71,743
                                               ----------     ----------     ----------
   Net interest income                             30,345         13,496         13,055
                                               ----------     ----------     ----------

Gain (loss) on sale of ARM securities                 372           (568)           863

General and administrative expenses:
  Management fee (Note 7)                           1,872          1,390          1,342
  Performance fee (Note 7)                          2,462            596            121
  Other                                               646            490            509
                                               ----------     ----------     ----------
                                                    4,980          2,476          1,972
                                               ----------     ----------     ----------

Net income                                    $    25,737    $    10,452    $    11,946
                                               ==========     ==========     ==========

Net income per share                          $      1.73    $      0.88    $      1.02
                                               ==========     ==========     ==========

Average number of shares outstanding           14,873,700     11,926,996     11,758,810
                                               ==========     ==========     ==========


See Notes to Financial Statements.

                      THORNBURG MORTGAGE ASSET CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 1996
                           (In thousands, except share data)

                                                      Available-for-Sale Securities
                                                      -----------------------------
                                 Common   Additional                    Realized        Retained
                                  Stock     Paid-in    Unrealized     Deferred Gain    Earnings
                                Par Value   Capital    Gain (Loss)     From Hedging    (Deficit)     Total
                                ---------  ----------  ------------  --------------  ------------  ----------
Balance,
  December 31, 1993             $     117  $  170,206   $     -      $       -       $          3  $  170,326

Issuance of common
  stock (Note 5)                        1         260         -              -                -           261

Available-for-sale securities:
  Fair value adjustment, net
   of amortization                      -          -        (60,052)         -                -       (60,052)

  Deferred gain on sale of
   hedges, net of amortization          -          -           -             9,259            -         9,259

Net income                              -          -           -              -            11,946      11,946
Dividends declared -
  $1.00 per share                       -          -           -              -           (11,757)    (11,757)
                                 --------   ---------     ---------     ----------     ----------   ---------
Balance, December 31, 1994            118     170,466       (60,052)         9,259            192     119,983

Issuance of common
  stock (Note 5)                        4       5,242          -              -               -         5,246

Available-for-sale securities:
  Fair value adjustment, net
   of amortization                      -          -         38,217           -               -        38,217

  Amortization of deferred
   hedging gain                         -          -           -            (2,250)           -        (2,250)

Net income                              -          -           -              -            10,452      10,452
Dividends declared -
  $0.93 per share                       -          -           -              -           (11,171)    (11,171)
                                 --------   ---------     ---------     ----------     ----------   ---------
Balance, December 31, 1995            122    175,708       (21,835)          7,009           (527)    160,477

Issuance of common
  stock (Note 5)                       40     57,469           -              -               -        57,509

Available-for-sale securities:
  Fair value adjustment, net
   of amortization                      -         -          6,028            -               -         6,028

  Amortization of deferred
   hedging gain                         -         -            -            (2,468)           -        (2,468)

Net income                              -         -            -              -            25,737      25,737
Dividends declared -
  $1.65 per share                       -         -            -              -           (25,085)    (25,085)
                                 --------   ---------     ---------     ----------     ----------   ---------
Balance, December 31, 1996      $     162  $  233,177    $  (15,807)   $     4,541    $       125  $  222,198
                                 ========   =========     =========     ==========     ==========   =========

See Notes to Financial Statements.

                        THORNBURG MORTGAGE ASSET CORPORATION

                              STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                            Year ended December 31
                                                      ----------------------------------
                                                         1996        1995        1994
                                                      ----------  ----------  ----------
Operating Activities:
  Net income                                          $   25,737  $   10,452  $   11,946
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization                                          14,346       4,699       3,186
    Net (gain) loss from investing activities               (372)        568        (863)
    Decrease (increase) in accrued interest receivable    (4,785)     (5,329)     (7,270)
    Decrease (increase) in prepaid expenses and other         33        (193)         11
    Increase (decrease) in accrued interest payable        8,840       3,349         442
    Increase (decrease) in accrued expenses and other        433         463          13
                                                       ---------   ---------   ---------
 Net cash provided by operating activities                44,232      14,009       7,465
                                                       ---------   ---------   ---------
Investing Activities:
  Available-for-sale assets:
   Purchase of ARM assets                             (1,583,678)   (548,672)   (767,892)
   Proceeds on sales of ARM assets                       277,594      75,374     145,796
   Principal payments on ARM assets                      441,722     201,583     139,431
  Held-to-maturity assets:
   Principal payments on ARM assets                      111,684      78,268      55,027
  Purchase of interest rate cap agreements                  (631)       (403)     (3,436)
                                                       ---------   ---------   ---------
 Net cash (used in) investing activities                (753,309)   (193,850)   (431,074)
                                                       ---------   ---------   ---------

Financing Activities:
  Net borrowings from reverse repurchase agreements      678,278     178,920     407,828
  Repayments of other borrowings                          (4,259)     (3,208)        -
  Proceeds from common stock issued                       57,509       5,246         261
  Dividends paid                                         (22,418)     (8,305)    (11,636)
                                                       ---------   ---------   ---------
   Net cash provided by financing activities             709,110     172,653     396,453
                                                       ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents          33      (7,188)    (27,156)

Cash and cash equivalents at beginning of period           3,660      10,848      38,004
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of period            $    3,693  $    3,660  $   10,848
                                                       =========   =========   =========

Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.



See Notes to Financial Statements

                         THORNBURG MORTGAGE ASSET CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Thornburg Mortgage Asset Corporation (the "Company") was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of adjustable-rate mortgage securities on June 25, 1993, upon receipt of the net proceeds from the initial public offering of the Company's common stock.

         A summary of the Company's significant accounting policies follows:

         CASH AND CASH EQUIVALENTS

            Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

         ADJUSTABLE-RATE MORTGAGE SECURITIES

            The Company's policy is to classify each of its assets as available-for-sale as they are purchased and then monitor each asset for a period of time, generally six to twelve months, prior to making a determination whether the asset will be classified as held-to-maturity. Management has made the determination that certain adjustable-rate mortgage ("ARM") securities are available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the ARM securities on a quarterly basis. All ARM securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All ARM securities designated available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

            Premiums and discounts associated with the purchase of the ARM securities are amortized into interest income over the lives of the securities using the effective yield method adjusted for the effects of estimated prepayments.

            ARM securities transactions are recorded on the date the ARM securities are purchased or sold. Purchases of new issue ARM securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on ARM securities transactions are determined on the specific identification basis.

         CREDIT RISK

            The Company has limited its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have some form of credit enhancement and are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). The Company also limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, or BBB, or equivalent, ("Other Investments") to no more than 30% of the portfolio and currently has less than 5% of its portfolio invested in Other Investments. Other Investments generate a higher yield, believed to be commensurate with the additional credit risk of such investments. The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities and, if the credit performance of the underlying mortgage loans is not as good as expected, makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

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

            Realized gains and losses resulting from the termination of the Cap Agreements that are hedging assets classified as held-to-maturity are deferred as an adjustment to the carrying value of the related assets and are amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of such agreements that are hedging assets classified as available-for-sale are initially reported in a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment. Cash flows from hedging transactions are included with the items hedged in the Statement of Cash Flows.

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

         USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ADJUSTABLE-RATE MORTGAGE SECURITIES AND INTEREST RATE CAP AGREEMENTS

         Investments in ARM securities consist of mortgage certificates secured by ARM loans primarily on single-family residential housing.

         The following table pertains to the Company's ARM securities classified as available-for-sale as of December 31, 1996 and 1995, which are carried at their fair value (dollars in thousands):

                                             Available-for-Sale
                                       -----------------------------
                                             1996           1995
                                       -------------- --------------
               Amortized cost basis    $    2,282,991 $    1,440,345
               Allowance for losses              (990)           -
                                         -------------   ---------
                 Amortized cost, net        2,282,001      1,440,345
                                         ------------   ------------
               Gross unrealized gains           7,686          4,468
               Gross unrealized losses        (22,408)       (24,800)
                                         -------------  ------------
                 Fair value            $    2,267,279 $    1,420,013
                                         =============  ============

         During 1996, the Company realized $1,427,000 in gains and $65,000 in losses on the sale of $276.4 million of ARM securities. During 1995, the Company realized $91,000 in gains and $659,000 in losses on the sale of $75.9 million of ARM securities and, during 1994, the Company realized $983,000 in gains and $120,000 in losses on the sale of $145.8 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

         As of December 31, 1996, the Company had reduced the cost basis of its ARM securities due to potential future credit losses in the amount of $990,000. Although no credit losses have been realized on any of the Company's ARM securities, the Company's analysis of losses on loans underlying certain ARM securities owned by the Company relative to the remaining credit support protecting the Company from credit losses indicates that there is the possibility of future losses.

         The following table pertains to the Company's ARM securities classified as held-to-maturity as of December 31, 1996 and 1995, which are carried at their amortized cost basis (dollars in thousands):

                                              Held-to-Maturity
                                       -----------------------------
                                             1996           1995
                                       -------------- --------------
               Amortized cost basis    $      460,596 $      575,274
               Gross unrealized gains           4,169          3,746
               Gross unrealized losses         (4,306)        (5,437)
                                         ------------- -------------
                 Fair value            $      460,459 $      573,583
                                         ============   ============

         As of December 31, 1996, the Company had no commitments to purchase ARM securities.

         The average effective yield on the ARM securities owned, including the amortization of the net premium paid for the ARM securities and the Cap Agreements, was 6.64% as of December 31, 1996 and 6.73% as of December 31, 1995.

         As of December 31, 1996 and December 31, 1995, the Company had purchased Cap Agreements with a remaining notional amount of $2.266 billion and $1.462 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 12.50% and average approximately 9.93%. The Company's ARM securities portfolio had an average lifetime interest rate cap of 11.42% as of December 31, 1996. The initial aggregate notional amount of the Cap Agreements declines to approximately $1.547 billion over the period of the agreements, which expire between 1999 and 2001. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM securities during the period of amortization. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with five different counterparties, three of which are rated AAA, two of which are rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

         As of December 31, 1996, the Company had outstanding $2.459 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.68% and a weighted average remaining maturity of 4.0 months. As of December 31, 1996, $1.104 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at December 31, 1996 were collateralized by ARM securities with a carrying value of $2.581 billion, including accrued interest.

         At December 31, 1996, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                             Within 30 days     $    619,066
                             30 to 90 days           816,081
                             90 days to one year     760,525
                             Over one year           263,460
                                                 -----------
                                                $  2,459,132
                                                 ===========

         As of December 31, 1996, the Company had entered into two interest rate swap agreements having an aggregate notional balance of $300 million and a weighted average remaining term of 4.0 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its adjustable-rate mortgage assets by increasing the average period until the next repricing of its borrowings from 50 days to 62 days.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of December 31, 1996, there was no balance outstanding under this agreement.

         As of December 31, 1996, the Company had financed most of its portfolio of interest rate cap agreements with $14.2 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 3.0 years. The other borrowings financing cap agreements at December 31, 1996 were collateralized by ARM securities with a carrying value of $17.6 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                             1997         $      4,169
                             1998                4,509
                             1999                4,877
                             2000                  632
                                            ----------
                                         $      14,187
                                            ==========

         The total cash paid for interest was $112.2 million, $100.4 million and $71.3 million for 1996, 1995 and 1994 respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and December 31, 1995. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                     December 31, 1996       December 31, 1995
                                   ----------------------  ---------------------
                                     Carrying    Fair      Carrying     Fair
                                      Amount     Value      Amount      Value
            Assets:                ----------  ----------  ---------- ----------
              ARM securities       $2,689,727  $2,692,521  $1,988,127 $1,990,217
              Cap agreements            5,465       2,535       7,160      3,379

            Liabilities:
              Other borrowings         14,187     14,744      18,446      19,131
              Swap agreements              (7)       440         (33)        580

         The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage securities. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their amortized cost.

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

NOTE 5.  COMMON AND PREFERRED STOCK

         In October 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock. During 1996, the Company sold 207,500 shares under this Sales Agency Agreement and received net proceeds of $3.1 million and during 1995, the Company sold 148,300 shares under this Sales Agency Agreement and received net proceeds of $2.1 million.

         During 1996, the Company issued 347,434 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $5.4 million and during 1995, the Company issued 269,461 shares of common stock under this plan and received net proceeds of $3.1 million. During 1994, the Company issued 24,620 shares of common stock under this plan and received net proceeds of $261,000.

         In April 1996, the Company completed a public offering of 3,450,000 shares of its common stock. The Company received net proceeds of $48.7 million.

         During 1996, stock options for 23,595 shares of common stock were exercised at an average exercise price of $15.41 for which the Company received proceeds of $364,000.

         During the Company's 1996 fiscal year, the Company declared dividends to shareholders totaling $1.65 per share, of which $1.20 was paid during 1996 and $0.45 was paid on January 10, 1997. During the Company's 1995 fiscal year, the Company declared dividends to shareholders totaling $0.93 per share. During the Company's 1994 fiscal year, the Company declared dividends to shareholders totaling $1.00 per share. For Federal income tax purposes, $0.03 of the 1996 dividend was long-term capital gains and all other dividends paid for fiscal years 1996, 1995 and 1994 are ordinary income to the Company's shareholders.

         In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. When combined with the Registration Statement which was declared effective September 12, 1995, the Company had $242 million of its securities registered for future sale as of December 31, 1996.

         In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.9 million.

NOTE 6.  STOCK OPTION PLAN

         The Company has a Stock Option Plan which authorizes the granting of options to purchase an aggregate of up to 1,000,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The exercise price for any options granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. Options become exercisable six months after the date granted and will expire ten years after the date granted.

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1996
                                                ------------
         Net earnings - as reported             $ 25,737,000
         Net earnings - pro forma               $ 25,551,000
         Earnings per share - as reported            $  1.73
         Earnings per share - pro forma              $  1.72

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 10%; expected volatility of 23.3%; risk-free interest rate of 6.52%; and expected lives of 7 years.

         Information regarding options is as follows:

                                                 1996              1995              1994
                                         ----------------  ----------------  ------------------
                                                 Weighted          Weighted          Weighted
                                                  Average           Average           Average
                                                 Exercise          Exercise          Exercise
                                         Shares    Price   Shares    Price    Shares   Price
                                         -------  -------  -------  -------  -------  --------
         Outstanding, beginning of year  482,078  $15.529  488,284  $15.538  414,300  $15.455
         Granted                         169,099   15.439   23,791   15.358   73,984   16.000
         Exercised                       (23,595)  15.407      -        -        -        -
         Expired                            (836)  14.375  (29,997)  15.556      -        -
                                         -------   ------  --------  ------  -------   ------
         Outstanding, end of year        626,746  $15.510  482,078  $15.529  488,284  $15.538
                                         =======  =======  =======  =======  =======   ======

         Weighted average fair value of
         options granted during the year $186,577
                                          =======

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 1996:

                                           Options Outstanding       Options Exercisable
                                         -----------------------  ------------------------
                                            Weighted
                                             Average    Weighted                 Weighted
                                            Remaining    Average                  Average
                                Options    Contractual  Exercise    Exercisable  Exercise
    Range of Exercise Prices  Outstanding   Life (Yrs)   Price      At 12/31/96    Price
    ------------------------  -----------  -----------  --------   ------------  ---------
               $9.375                196          8.2   $  9.375           196   $   9.375
          $14.375 - $16.125      613,217          7.3     15.436       613,217      15.436
               $19.000            13,333         10.0     19.000           -           -
    ------------------------  -----------  -----------  --------   -----------    --------
          $9.375 - $16.125       626,746          7.4   $ 15.510       613,413   $  15.434
    ========================  ===========  ===========  ========   ===========    ========

NOTE 7.  TRANSACTIONS WITH AFFILIATES

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

         The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million.

         For the years ended December 31, 1996, 1995 and 1994, the Company paid the Manager $1,872,000, $1,390,000 and $1,342,000, respectively, in base management fees in accordance with the terms of the Agreement.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the years ended December 31, 1996, 1995 and 1994, the Company paid the Manager $2,462,000,
         $596,000 and $121,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

         On September 18, 1996, the Board of Directors of the Company completed a study of the management fees and expenses of comparable companies. The study indicated that the total management fees and other operating expenses of the Company are below the level of other comparable companies, whether the other companies were self-managed or externally managed. The study also indicated that the Company's base management fee was significantly less than any other externally managed company and that the performance fee was higher. As a result of the study, the unaffiliated directors decreased the formula for the performance based compensation from 25% to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity as described above. Additionally, the unaffiliated directors simplified the formula described above for the base management fee.

         These changes took effect October 1, 1996. The combined fees paid to the Manager for the period from October 1, 1996 to December 31, 1996 was virtually the same under the new management fee formulas as they would have been under the prior formula.

NOTE 8.  NET INTEREST INCOME ANALYSIS

         The following table summarizes the amount of interest income and interest expense and the average effective interest rate for the periods ended December 31, 1996, 1995 and 1994 (dollars in thousands):

                                                        1996            1995             1994
                                                   ---------------- ---------------- ----------------
                                                            Average          Average          Average
                                                    Amount   Rate    Amount   Rate    Amount   Rate
                                                   -------- ------- -------- ------- -------- -------
        Interest Earning Assets:
           ARM securities                          $150,759   6.45% $115,830   6.31% $84,238   4.74%
           Cash and cash equivalents                    752   5.29       787   5.98      560   4.28
                                                    -------- ------  -------  ------  ------- ------
                                                    151,511   6.44   116,617   6.31   84,798   4.73
                                                    -------- ------  -------  ------  ------- ------
        Interest Bearing Liabilities:
           Borrowings                               121,166   5.67   103,121   6.15   71,743   4.43
                                                    -------  ------  -------  ------  ------- ------
        Net Interest Earning Assets and Spread     $ 30,345   0.78% $ 13,497   0.16% $13,055   0.30%
                                                    =======  ======  =======  ======  ======  ======

        Yield on Net Interest Earning Assets (1)              1.29%            0.73%           0.73%
                                                             ======           ======          ======

        (1)  Yield  on  Net  Interest   Earning   Assets  is  computed  by  dividing
           annualized  net interest  income by the average daily balance of interest earning assets.

         The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollars in thousands):

                                              1996 versus 1995              1995 versus 1994
                                        ----------------------------  ---------------------------
                                          Rate     Volume    Total      Rate     Volume     Total
                                        --------  --------  --------  --------  --------  --------
         Interest Income:
           ARM securities               $  2,625  $ 32,304  $ 34,930  $ 27,959  $  3,632  $ 31,591
           Cash and cash equivalents         (80)       45       (35)      211        17       227
                                         -------   -------   -------   -------   -------   -------
                                           2,545    32,349    34,894    28,170     3,649    31,818
                                         -------   -------   -------   -------   -------   -------
         Interest Expense:
           Borrowings                     (8,092)   26,138    18,045    27,872     3,505    31,377
                                         -------   -------   -------   -------   -------   -------
         Net interest income            $ 10,637  $  6,212  $ 16,849  $    298  $    144  $    441
                                         =======   =======   =======   =======   =======   =======

NOTE 9.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

      The following is a presentation of the quarterly results of operations (dollars in thousands, except per share amounts):

                                                           Year Ended December 31, 1996

                                                     Fourth      Third     Second      First
                                                     Quarter    Quarter    Quarter    Quarter
                                                    ---------  ---------  ---------  ---------
      Interest income from ARM securities and cash  $  42,955  $  40,173  $  35,680  $  32,702
      Interest expense on borrowed funds               33,978     32,221     28,455     26,512
                                                     --------   --------   --------   --------
         Net interest income                            8,977      7,952      7,225      6,190
                                                     --------   --------   --------   --------

      Gain (loss) on sale of ARM securities                39        320        -           13

      General and administrative expenses               1,607      1,244      1,056      1,072
                                                     --------   --------   --------   --------
         Net income                                 $   7,409  $   7,028  $   6,169  $   5,131
                                                     ========   ========   ========   ========

      Net income per share                          $    0.46  $    0.44  $    0.42  $    0.41
                                                     ========   ========   ========   ========

      Average number of shares outstanding         16,207,446 16,080,363 14,844,227 12,334,847
                                                   ========== ========== ========== ==========

                                                           Year Ended December 31, 1995

                                                     Fourth      Third     Second      First
                                                     Quarter    Quarter    Quarter    Quarter
                                                    ---------  ---------  ---------  ---------
      Interest income from ARM securities and cash  $  32,561  $  30,178  $  27,988  $  25,880
      Interest expense on borrowed funds               27,101     25,757     25,541     24,722
                                                     --------   --------   --------   --------
         Net interest income                            5,460      4,421      2,457      1,158
                                                     --------   --------   --------   --------

      Gain (loss) on sale of ARM securities                49         42        -         (659)

      General and administrative expenses                 925        630        464        457
                                                     --------   --------   --------   --------
         Net income                                 $   4,584  $   3,833  $   1,993  $      42
                                                     ========   ========   ========   ========

      Net income per share                          $    0.38  $    0.33  $    0.17  $    0.00
                                                     ========   ========   ========   ========

      Average number of shares outstanding         12,102,969 11,946,970 11,873,557 11,780,726
                                                   ========== ========== ========== ==========

                                                           Year Ended December 31, 1994

                                                     Fourth      Third     Second      First
                                                     Quarter    Quarter    Quarter    Quarter
                                                    ---------  ---------  ---------  ---------
      Interest income from ARM securities and cash  $  25,457  $  23,137  $  19,673  $  16,531
      Interest expense on borrowed funds               23,474     19,834     15,918     12,517
                                                     --------   --------   --------   --------
         Net interest income                            1,983      3,303      3,755      4,014
                                                     --------   --------   --------   --------

      Gain (loss) on sale of ARM securities               (59)       388        398        136

      General and administrative expenses                 472        480        462        558
                                                     --------   --------   --------   --------
         Net income                                 $   1,452  $   3,211  $   3,691  $   3,592
                                                     ========   ========   ========   ========

      Net income per share                          $    0.12  $    0.27  $    0.32  $    0.31
                                                     ========   ========   ========   ========

      Average number of shares outstanding         11,771,717 11,760,854 11,754,059 11,748,331
                                                   ========== ========== ========== ==========

================================================================================
                                     SIGNATURES
================================================================================


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THORNBURG MORTGAGE ASSET CORPORATION
                                    (Registrant)


Dated: March 26, 1997               /s/ H. Garrett Thornburg, Jr.
                                    -----------------------------
                                    H. Garrett Thornburg, Jr.
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Dated: March 26, 1997               /s/ Richard P. Story
                                    --------------------
                                    Richard P. Story
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Capacity                     Date
-----------------------------  -----------------------    ----------------

/s/ H. Garrett Thornburg, Jr.  Chairman of the Board,      March 26, 1997
-----------------------------  Director and Chief
H. Garrett Thornburg, Jr.      Executive Officer


/s/ Larry A. Goldstone         President, Director and     March 26, 1997
-----------------------------  Chief Operating Officer
Larry A. Goldstone

/s/ David A. Ater              Director                    March 26, 1997
-----------------------------
David A. Ater

/s/ Joseph H. Badal            Director                    March 26, 1997
-----------------------------
Joseph H. Badal

/s/ Owen M. Lopez              Director                    March 26, 1997
-----------------------------
Owen M. Lopez

/s/ James H. Lorie             Director                    March 26, 1997
-----------------------------
James H. Lorie

/s/ Stuart C. Sherman          Director                    March 26, 1997
-----------------------------
Stuart C. Sherman

================================================================================
                                   Exhibit Index
================================================================================

                                                                    Sequentially
                                                                      Numbered
Exhibit Number                  Exhibit Description                     Page
--------------  --------------------------------------------------  ------------
     1.1        Sales Agency Agreement (a)

     3.1        Articles of Incorporation of the Registrant (b)

     3.1.1 Articles of Amendment to Articles of Incorporation dated June 29, 1995 (c)

     3.1.2      Articles Supplementary dated January 21, 1997 (d)

     3.2        Amended and Restated Bylaws of the Registrant (e)

     4.1        Specimen Common Stock Certificates (b)

     4.2        Specimen Preferred Stock Certificates (d)

    10.1        Management Agreement between the Registrant and
                Thornburg Mortgage Advisory Corporation dated
                June 17, 1994 (e)

    10.1.1      Amendment to Management Agreement dated
                June 16, 1995 (a)

    10.1.2      Amendment to Management Agreement dated
                December 15, 1995 (f)

    10.1.3      Amendment to Management Agreement dated
                September 18, 1996 (g)

    10.2        Form of Servicing Agreement (b)

    10.3        Form of 1992 Stock Option and Incentive Plan
                as amended and restated March 14, 1997 * ..........     45

    10.4        Form of Dividend Reinvestment and Stock
                Purchase Plan (h)

    10.4.1      Amendment dated January 8, 1997 to the Company's
                Dividend Reinvestment and Stock Purchase Plan (i)

    22.         Notice and Proxy Statement for the Annual Meeting
                of Shareholders to be held on April 24, 1997 (j)
-----------------------
*  Being filed herewith.
(a)Previously filed with Registrant's Form 8-K dated October 10, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(b)Previously filed as part of Form S-11 which went effective on June 18, 1993 and incorporated herein by reference pursuant to Rule 12b-32.
(c)Previously filed with Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(d)Previously filed as part of Form 8-A dated January 17, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(e)Previously filed as part of Form S-8 dated July 1, 1994 and incorporated herein by reference pursuant to Rule 12b-32.
(f)Previously filed with Registrant's Form 10-K dated December 31, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(g)Previously filed with Registrant's Form 10-Q dated September 30, 1996 and incorporated herein by reference pursuant to Rule 12b-32.
(h)Previously filed as Exhibit 4 to Registrant's registration statement on Form S-3 dated August 31, 1994 and incorporated herein by reference pursuant to Rule 12b-32.
(i)Previously filed as Exhibit 4 to Registrant's registration statement on Form S-3 dated March 14, 1997 and incorporated by reference pursuant to Rule 12-b32.
(j)Previously filed on March 24, 1997 and incorporated by reference pursuant to Rule 12-b32.