Form 10-Q
period 1997-03-31
THORNBURG MORTGAGE ASSET CORP
filed 1997-05-06
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


   X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
------
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 1997

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

Common Stock ($.01 par value)                     16,435,079 as of May 5, 1997

                      THORNBURG MORTGAGE ASSET CORPORATION
                                    FORM 10-Q


                                      INDEX




                                                                        Page
PART I.     FINANCIAL INFORMATION                                      ------

   Item 1. Financial Statements

            Balance Sheets at March 31, 1997 and December 31, 1996...    3

            Statements of Operations for the three months ended
            March 31, 1997 and March 31, 1996.........................   4

            Statement of Shareholders' Equity for the three months
            ended March 31, 1997......................................   5

            Statements of Cash Flows for the three months ended
            March 31, 1997 and March 31, 1996.........................   6

            Notes to Financial Statements.............................   7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............  13



PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................  23

   Item 2.  Changes in Securities ....................................  23

   Item 3.  Defaults Upon Senior Securities ..........................  23

   Item 4.  Submission of Matters to a Vote of Security Holders.......  23

   Item 5.  Other Information.........................................  23

   Item 6.  Exhibits and Reports on Form 8-K..........................  23


   SIGNATURES  .......................................................  24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                           March 31, 1997    December 31, 1996
                                          ----------------   -----------------
ASSETS

   ARM securities (Notes 2 and 3)         $      3,217,621    $      2,727,875
   Cash and cash equivalents                        25,996               3,693
   Accrued interest receivable                      29,716              23,563
   Prepaid expenses and other                          512                 227
                                             -------------       -------------
                                          $      3,273,845    $      2,755,358
                                             =============       =============


LIABILITIES

   Reverse repurchase agreements (Note 3) $     2,936,179     $      2,459,132
   Other borrowings (Note 3)                       13,394               14,187
   Payable for securities purchased                  -                  32,683
   Accrued interest payable                        21,531               18,747
   Dividends payable (Note 6)                       9,076                7,299
   Accrued expenses and other                       1,572                1,112
                                            -------------        -------------
                                                2,981,752            2,533,160


SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock: par value $.01 per
     share; 2,760,000 shares authorized;
     9.68% Cumulative Convertible Series A,
     2,760,000 and none issued and
     outstanding, respectively                     65,809                -
   Common stock: par value $.01 per share;
     47,240,000 shares authorized,
     16,321,578 and 16,219,241 shares issued
     and outstanding, respectively                    163                  162
   Additional paid-in-capital                     235,205              233,177
   Available-for-sale securities:
     Unrealized gain (loss) (Note 2)              (13,564)             (15,807)
     Realized deferred hedging gain                 4,137                4,541
   Retained  earnings                                 343                  125
                                            -------------        -------------
                                                  292,093              222,198
                                            -------------        -------------

                                           $    3,273,845      $     2,755,358
                                            =============        =============




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except share data)


                                                  Three  Months  Ended
                                                        March 31,
                                                ------------------------
                                                    1997         1996
                                                -----------   ----------
Interest income from ARM securities and cash    $    49,000   $   32,702
Interest expense on borrowed funds                  (37,668)     (26,512)
                                                  ---------    ---------
   Net interest income                               11,332        6,190
                                                  ---------    ---------

Realized gain (loss) on:
  Sale of ARM securities (Note 2)                         4           13
  Provision for credit losses on
    ARM securities (Note 2)                            (190)          -
Management fee (Note 7)                                (811)        (359)
Performance fee (Note 7)                               (857)        (588)
Other operating expenses                               (184)        (125)
                                                  ----------   ----------

   NET INCOME                                   $     9,294   $    5,131
                                                  =========    =========


Net income                                      $     9,294   $    5,131
Dividend on preferred stock                          (1,242)          -
                                                  ---------    --------

Net income available to common shareholders     $     8,052   $    5,131
                                                  =========    =========

Net income per common share                     $      0.49   $     0.42
                                                  =========    =========

Average number of common shares outstanding      16,311,344   12,334,847
                                                 ==========   ==========





See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 1997
(In thousands, except share data)


                                                           Available-for-Sale Securities
                                                           -----------------------------
                                               Additional                    Realized
                          Preferred  Common     Paid-in     Unrealized     Deferred Gain  Retained
                            Stock     Stock     Capital     Gain (Loss)     From Hedging  Earnings    Total
Balance,                  ---------  --------  ----------  -------------  --------------  --------  ---------
  December 31, 1996       $    -     $    162  $  233,177  $    (15,807)  $        4,541  $    125  $ 222,198

Series A preferred stock
  issued, net of issuance
  cost  (Note 5)             65,809       -          -              -                -          -      65,809

Issuance of common
  stock  (Note 5)              -           1        2,028           -                -          -       2,029

Available-for-Sale Sec:
  Fair value adjustment,
    net of amortization        -           -         -           2,243               -          -       2,243

  Deferred gain on sale
    of hedges, net of
    amortization               -           -         -             -                (404)       -        (404)

Net income                     -           -         -             -                 -       9,294      9,294

Dividends declared on
   preferred stock -
   $0.45 per share             -           -         -             -                 -      (1,242)    (1,242)

Dividends declared on
   common stock -
   $0.48 per share             -           -         -             -                 -      (7,834)    (7,834)

Balance,                   -------    -------   ---------   -----------    ------------    -------   --------
  March 31, 1997          $ 65,809   $    163  $  235,205  $    (13,564)  $        4,137  $    343  $ 292,093
                           =======    =======   =========   ===========    =============   =======   ========



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                    1997         1996
                                                -----------  -----------
Operating Activities:
  Net Income                                    $     9,294   $    5,131
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization                                      4,359        3,293
    Net (gain) loss from investing activities           186          (13)
    Change in assets and liabilities:
      Accrued interest receivable                    (6,152)       1,606
      Prepaid expenses and other                       (285)        (117)
      Accrued interest payable                        2,784       (1,084)
      Accrued expenses and other                        460          291
                                                  ---------    ---------
      Net cash provided by operating activities      10,646        9,107
                                                  ---------    ---------


Investing Activities:
  Available-for-sale securities:
   Purchase of ARM securities                      (670,565)    (205,970)
   Proceeds on sales of ARM securities                  633        6,574
   Principal payments on ARM securities             127,054      106,813
  Held-to-maturity securities:
   Principal payments on ARM securities              18,140       30,842
  Purchase of interest rate cap agreements             (398)        (234)
                                                  ----------   ----------
      Net cash provided by (used in)
      investing activities                         (525,136)     (61,975)
                                                  ----------   ----------

Financing Activities:
  Net borrowings from reverse
     repurchase agreements                          477,047       46,430
  Net borrowings from (repayments of)
     other borrowings                                  (793)       7,804
  Proceeds from preferred stock issued               65,809         -
  Proceeds from common stock issued                   2,029        3,618
  Dividends paid                                     (7,299)      (4,632)
                                                  ----------   ----------
   Net cash provided by (used in)
     financing activities                           536,793       53,220
                                                 -----------   ----------


Net increase (decrease) in cash and
     cash equivalents                                22,303         352

Cash and cash equivalents at beginning of period      3,693        3,660
                                                  ---------    ---------
Cash and cash equivalents at end of period      $    25,996   $    4,012
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

         CREDIT RISK

            The Company has limited its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have some form of credit enhancement and are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). The Company also limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, or BBB, or equivalent, ("Other Investments") to no more than 30% of the portfolio and currently has less than 5% of its portfolio invested in Other Investments. Other Investments generate a higher yield, believed to be commensurate with the additional credit risk of such investments. The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities and, if the credit performance of the underlying mortgage loans is not as good as expected, makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

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

         The following table pertains to the Company's ARM securities classified as available-for-sale as of March 31, 1997 and December 31, 1996, which are carried at their fair value (dollars in thousands):

                                              Available-for-Sale
                                       ---------------------------------
                                       March 31, 1997  December 31, 1996
                                       --------------  -----------------
               Amortized cost basis    $    2,789,424  $       2,282,991
               Allowance for losses            (1,162)              (990)
                                         -------------      ------------
                 Amortized cost, net        2,788,262          2,282,001
                                         ------------       ------------
               Gross unrealized gains           9,023              7,686
               Gross unrealized losses        (21,571)           (22,408)
                                         -------------      ------------
                 Fair value            $    2,775,714  $       2,267,279
                                         ============       ============

         During the quarter ended March 31, 1997, the Company realized $4,000 in gains on the sale of $629,000 of ARM securities which were classified as available-for-sale.

         As of March 31, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,162,000, including a provision for credit losses of $190,000 during the quarter ended March 31, 1997. At this time, the Company is providing for potential future credit losses on three securities that have an aggregate carrying value of $17.9 million, which represent less than 0.6% of the Company's total portfolio of ARM securities. All three of these securities are performing and have varying degrees of remaining credit support that mitigates the Company's exposure to potential future credit losses.

         The following table pertains to the Company's ARM securities classified as held-to-maturity as of March 31, 1997 and December 31, 1996, which are carried at their amortized cost basis (dollars in thousands):

                                               Held-to-Maturity
                                       -------------------------------------
                                        March 31, 1997    December 31, 1996
                                       ----------------  -------------------
               Amortized cost basis    $      441,907      $         460,596
               Gross unrealized gains           5,617                  4,169
               Gross unrealized losses         (3,722)                (4,306)
                                         ------------           ------------
                 Fair value            $      443,802      $         460,459
                                         ============           ============

         As of March 31, 1997, the Company had $19.5 million of commitments to purchase ARM securities.

         The average effective yield on the ARM securities owned, including the amortization of the net premium paid for the ARM securities and the Cap Agreements, was 6.65% as of March 31, 1997 and 6.64% as of December 31, 1996.

         As of March 31, 1997 and December 31, 1996, the Company had purchased Cap Agreements with a remaining notional amount of $2.538 billion and $2.266 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.17%. The Company's ARM securities portfolio had an average lifetime interest rate cap of 11.60% as of March 31, 1997. The initial aggregate notional amount of the Cap Agreements will decline to approximately $1.760 billion over the period of the agreements, which expire between 1999 and 2001. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and reduces the interest income on the Company's ARM securities during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with five different counterparties, three of which are rated AAA, two of which are rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

         As of March 31, 1997, the Company had outstanding $2.936 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.61% and a weighted average remaining maturity of 3.6 months. As of March 31, 1997, $1.261 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at March 31, 1997 were collateralized by ARM securities with a carrying value of $3.086 billion, including accrued interest.

         At March 31, 1997, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                             Within 30 days     $  1,121,132
                             30 to 90 days           818,483
                             90 days to one year     824,604
                             Over one year           171,960
                                                 -----------
                                                $  2,936,179
                                                 ===========

         As of March 31, 1997, the Company had entered into eight interest rate swap agreements having an aggregate notional balance of $1.040 billion and a weighted average remaining term of 6.0 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 44 days to 103 days.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of March 31, 1997, there was no balance outstanding under this agreement.

         As of March 31, 1997, the Company had financed a portion of its portfolio of interest rate cap agreements with $13.4 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 2.8 years. The other borrowings financing cap agreements at March 31, 1997 were collateralized by ARM securities with a carrying value of $17.0 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                             1997         $      3,376
                             1998                4,509
                             1999                4,877
                             2000                  632
                                            ----------
                                          $     13,394
                                            ==========

         During the quarter ended March 31, 1997, the total cash paid for interest was $36.9 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1997 and December 31, 1996. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                         March 31, 1997           December 31, 1996
                                    ------------------------  ------------------------
                                     Carrying       Fair       Carrying       Fair
                                      Amount        Value       Amount        Value
                                    -----------  -----------  -----------  -----------
            Assets:
              ARM securities        $ 3,211,632  $ 3,216,165  $ 2,689,727  $ 2,692,521
              Cap agreements              5,989        3,351        5,465        2,535

            Liabilities:
              Other borrowings           13,394       13,637       14,187       14,744
              Swap agreements                57         (571)          (7)         440

         The above carrying amounts for assets are combined in the balance sheet under the caption ARM securities. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their amortized cost.

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

NOTE 5.  COMMON AND PREFERRED STOCK


         In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $65.8 million. Upon completion of this issuance of preferred stock, the Company had $173 million of its securities registered for future sale under this registration statement.

         During the quarter ended March 31, 1997, the Company issued 102,337 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $2.0 million.

         In October 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock. During 1997, the Company has not sold any shares under this Sales Agency Agreement.

         On March 14, 1997, the Company declared a first quarter dividend of $0.48 per common share which was paid on April 10, 1997 to common shareholders of record as of March 31, 1997. Additionally, the Company declared a dividend of $0.45 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock for the partial period of January 24, 1997 (date of issuance) through March 31, 1997 which was also paid on April 10, 1997 to preferred shareholders of record as of March 31, 1997. For federal income tax purposes such dividends are ordinary income to the Company's common and preferred shareholders.

NOTE 6.  STOCK OPTION PLAN

         The Company has a Stock Option Plan and Incentive Plan (the "Plan") which authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs"). The exercise price for any options granted under the Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. Options become exercisable six months after the date granted and will expire ten years after the date granted, except options granted in connection with an offering of convertible preferred stock, in which case such options become exercisable if and when the convertible preferred stock is converted into common stock.

         During the quarter ended March 31, 1997, there were 115,920 options granted to buy common shares at an exercise price of $20 in conjunction with the issuance of the Series A 9.68% Cumulative Convertible Preferred Stock along with 28,980 DERs. In that these options and DERs were granted in conjunction with the issuance of convertible preferred stock, neither the options nor the DERs will be vested by the recipients until the convertible preferred shares are converted into common shares. As of March 31, 1997, the Company had 742,666 options outstanding at exercise prices of $9.375 to $20 per share, 613,413 of which were exercisable. The weighted average exercise price of the options outstanding is $16.21 per share. There were no options exercised during the first quarter of 1997.

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

         For the quarters ended March 31, 1997 and 1996, the Company paid the Manager $811,000 and $359,000, respectively, in base management fees in accordance with the terms of the Agreement.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended March 31, 1997 and 1996, the Company paid the Manager $857,000 and $588,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

         Thornburg Securities Corporation, an affiliate of the Manager, was an underwriter in the January 1997 public offering of the Company's Preferred Stock. Thornburg Securities Corporation was not the lead underwriter and did not participate in any negotiations of the underwriters' compensation or the terms of either offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, risks related to future interest rates, prepayment rates and the timing of new programs. For additional information regarding these and other risks, reference is made to the Company's Prospectus Supplement dated January 20, 1997.

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

Since inception, the Company has generally invested less than 15% of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the Company's overall high quality portfolio. The Company's ARM securities portfolio is currently comprised of less than 5% of Other Investment assets and, therefore, the Company may increase its investment in Other Investment assets, specifically classes of multiclass pass-throughs, which may benefit from future credit rating upgrades as senior classes of these securities pay off, or have the potential to increase in value as a result of the appreciation of underlying real estate values. The Company may also begin to acquire ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the types of ARM securities originated and held in its investment portfolio. In pursuing this strategy the Company will likely have to accept a higher degree of credit risk than it has in the past. However, the Company remains committed to maintaining a high level of credit quality, consistent with its objectives of avoiding substantial credit risk, and providing an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At March 31, 1997, the Company held total assets of $3.274 billion, $3.218 billion of which consisted of ARM securities, as compared to $2.755 billion and $2.728 billion, respectively, at December 31, 1996. Since commencing operations, the Company has purchased only ARM securities which have been either backed by agencies of the U.S. government or privately-issued (generally publicly registered) mortgage securities, most of which are rated AA or higher by at least one of the Rating Agencies. At March 31, 1997, 95.2% of the assets held by the Company were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality ARM securities and cash and cash equivalents. All of the ARM securities currently owned by the Company are in the form of adjustable-rate pass-through certificates.

The following table presents a schedule of ARM securities owned at March 31, 1997 and December 31, 1996 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                   ARM SECURITIES BY ISSUER AND CREDIT RATING
                             (amounts in thousands)

                                      March 31, 1997         December 31, 1996
                                   ----------------------  ----------------------
                                    Carrying    Portfolio   Carrying    Portfolio
                                      Value        Mix        Value        Mix
                                   ----------  ----------  ----------  ----------
     HIGH QUALITY:
       FHLMC/FNMA                  $1,956,986      60.8%    $1,474,842     54.1%
       Privately Issued:
         AAA/Aaa Rating               262,962       8.2        260,031      9.5
         AA/Aa Rating                 847,394      26.3        862,727     31.6
                                    ---------   --------     ---------  --------
           Total Privately Issued   1,110,356      34.5      1,122,758     41.1
                                    ---------   --------     ---------  --------

           Total High Quality       3,067,342      95.3      2,597,600     95.2
                                    ---------   --------     ---------  --------

      OTHER INVESTMENT:
        Privately Issued:
          A Rating                    127,051       4.0        106,531      3.9
          BBB/Baa Rating               13,808       0.4         14,017      0.5
          BB/Ba Rating                  9,420       0.3          9,727      0.4
                                    ---------   --------     ---------  --------
           Total Other Investment     150,279       4.7        130,275      4.8
                                    ---------   --------     ---------  --------


           Total ARM Securities    $3,217,621     100.0%    $2,727,875    100.0%
                                    =========   ========     =========   =======


As of March 31, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,162,000, including a provision for credit losses of $190,000 recorded during the quarter ended March 31, 1997. During the first quarter of 1997, the Company realized actual credit losses of $18,000 on one senior class of a multi-class pass-through security that is secured by single family loans. However, it is possible that these losses will be reimbursed at some future date if future deposits to a reserve fund credit enhancement account exceed future loss experience. Although the Company limits its exposure to credit losses by acquiring primarily securities that are rated AA or better, the Company also invests in Other Investments that generally have a higher yield than securities rated AA or better, currently less than 5% of the Company's total assets, which are more likely to experience credit losses from time to time. The Company believes that the total return on the Other Investments purchased by the Company provides a yield that is commensurate with the added credit exposure. The Company's analysis of losses on loans underlying certain ARM securities owned by the Company relative to the remaining credit support protecting the Company from credit losses indicates that there is the possibility of future losses. At this time, the Company is providing for potential future losses on three securities that have an aggregate carrying value of $17.9 million, which is less than 0.6% of the Company's total portfolio of ARM securities. All three of these securities are performing and have varying degrees of remaining credit support that mitigates the Company's exposure to potential future credit losses.

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

                             ARM SECURITIES BY INDEX
                             (amounts in thousands)

                                                 March 31, 1997           December 31, 1996
                                            -----------------------  -----------------------
                                              Carrying    Portfolio    Carrying    Portfolio
                                                Value        Mix         Value        Mix
                                            ------------- ---------  ------------  ---------
      INDEX:
        One-month LIBOR                      $     10,902     0.3%   $     10,646     0.4%
        Six-month LIBOR                         1,219,121    37.9       1,252,884    45.9
        Six-month Certificate of Deposit           70,027     2.2          69,348     2.6
        Six-month Constant Maturity Treasury       44,840     1.4           8,841     0.3
        One-year Constant Maturity Treasury     1,645,794    51.1       1,238,892    45.4
        11th District Cost of Funds               226,937     7.1         147,264     5.4
                                              -----------  -------    -----------  -------
                                             $  3,217,621   100.0%   $  2,727,875   100.0%
                                              ===========  =======    ===========  =======

The portfolio had a current weighted average coupon of 7.53% at March 31, 1997. If the portfolio were "fully indexed," the weighted average coupon would be 7.93%, based upon the current composition of the portfolio and the applicable indices at March 31, 1997.

At March 31, 1997, the current yield of the ARM securities portfolio was 6.64%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

As a result of  issuing  the  Series A 9.68%  Cumulative  Convertible  Preferred
Stock, which provided the Company with net proceeds of $65.8 million of additional shareholders' equity during the quarter ended March 31, 1997, the Company purchased $670.6 million of ARM securities, 97% of which were High Quality assets. The Company also sold $629,000 of High Quality ARM securities for a net gain of $4,000 during the quarter ended March 31, 1997.

For the quarter ended March 31, 1997, the Company's mortgage securities paid down at an approximate average annualized constant prepayment rate of 22%, which was close to long-term expectations. In the event that actual prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM securities. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM securities increased during the quarter ended March 31, 1997. As of March 31, 1997, the Company's portfolio of ARM securities available-for-sale, including the applicable Cap Agreements, had a net unrealized loss of $12.5 million, or 0.45% of the securities available-for-sale, as compared to a net unrealized loss of $14.7 million or 0.65% of the securities available-for-sale, as of December 31, 1996.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM securities should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM securities to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At March 31, 1997, the Cap Agreements owned by the Company had a remaining notional balance of $2.538 billion with an average final maturity of 2.9 years, as compared to a remaining notional balance of $2.266 billion with an average final maturity of 3.0 years at December 31, 1996. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three-month or six-month LIBOR index increases above certain specified levels which range from 7.50% to 13.00% and average approximately 10.17%. The expense of the Company's hedging activity amounted to $754,000 and decreased the yield on the ARM securities portfolio by 0.14% during the quarter ended March 31, 1997. In general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM securities. At March 31, 1997 the fair value of the Cap Agreements was $3.4 million, $10.3 million less than the amortized cost of the Cap Agreements. The following table presents information about the Company's Cap Agreement portfolio as of March 31, 1997:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE

         Hedged         Weighted     Cap Agreement         Weighted
     ARM Securities     Average         Notional           Average
       Balance (1)      Life Cap       Balance (2)       Strike Price    Remaining Term
    ----------------   ----------    --------------    ---------------   --------------
    $    395,510,000     9.57%       $  398,547,000         7.50%             3.0 Years
         130,116,000    10.36           139,212,000         8.50              2.9
         273,676,000    10.13           365,126,000         9.00              2.8
         128,385,000    10.83           114,866,000         9.50              2.7
         254,113,000    11.04           175,000,000        10.00              4.9
         410,127,000    11.51           363,810,000        10.50              3.0
         224,278,000    12.00           221,826,000        11.00              2.0
         316,076,000    12.57            50,000,000        11.50              2.9
         437,640,000    12.93           467,831,000        12.00              2.6
         182,187,000    13.54           141,697,000        12.50              3.3
         130,594,000    14.11           100,000,000        13.00              2.9
        ------------   -------         ------------      --------           ------
    $  2,882,702,000    11.60%       $2,538,015,000        10.17%             2.9 Years
       =============   =======        =============      =========          ======

      (1)  90% of the ARM securities' balance which approximates the financed portion.
      (2)  Subsequent  to March 31, 1997,  the Company  purchased  additional
           Cap  Agreements  in order  to hedge  ARM  securities  purchased  in the quarter ended March 31, 1997. The Company  purchased $35 million with a strike price of 10.50%,  $250 million with a strike price of 11.50% and
           $60 million with a strike price of 12.50%

As of March 31, 1997, the Company had entered into eight interest rate swap agreements having an aggregate notional balance of $1.040 billion and a weighted average remaining term of six months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR Index. As of March 31, 1997, the average cost of the Company's borrowings was 5.67%, which includes the impact of the interest rate swap agreements. As a result of entering into these agreements the Company extended the weighted average term to the next re-pricing date of its borrowing from 44 days to 103 days.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to an effective Registration Statement. Net proceeds from this issuance totaled $65.8 million. Primarily as a result of the issuance of the preferred stock, the Company's shareholders' equity, excluding the fair value adjustment for assets held as available-for sale, has grown to $305.7 million as of March 31, 1997 from $238.0 million as of December 31, 1996. As of March 31, 1997, the Company's ratio of shareholders' equity to assets, excluding the fair value adjustment for assets held as available-for sale, was 9.30% as compared to 8.59% as of December 31, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

For the quarter ended March 31, 1997, the Company's net income was $9,294,000 as compared to $5,131,000 for the quarter ended March 31, 1996. Net income available to common shareholders, after the 9.68% dividend to preferred shareholders, increased to $8,052,000 or $0.49 per common share based on weighted average common shares of 16,311,344 from $5,131,000 or $0.42 per common share based on weighted average common shares of 12,334,847 for the quarter ended March 31, 1996. This is an increase in net income available to common shareholders per common share of 17% despite an increase in the weighted average common shares outstanding of 32%. Net interest income for the quarter totaled $11,332,000 as compared to $6,190,000 for the same period in 1995, an increase of 83%. Net interest income is comprised of the interest income earned on mortgage investments and cash less interest expense from borrowings. During the first quarter of 1997, the Company recorded a gain on the sale of ARM securities of $4,000 as compared to $13,000 during the first quarter of 1996. Additionally, during the first quarter of 1997, the Company reduced earnings and the carrying value of its ARM securities by $190,000 for projected credit losses. For the quarter ended March 31, 1997, the Company incurred operating expenses of $1,852,000 consisting of a base management fee of $811,000, a performance based fee of $857,000 and other operating expenses of $184,000. During the same period of 1996, the Company incurred operating expenses of $1,072,000 consisting of a base management fee of $359,000, a performance based fee of $588,000 and other operating expenses of $125,000. Total operating expenses decreased to 16.3% of net interest income for the first quarter of 1997 as compared to 17.3% for the same period of 1996, also contributing to the Company's improved net earnings.

Additionally, for the quarter ended March 31, 1997, the Company declared a dividend of $1,242,000 or $0.45 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock for the partial period of January 24, 1997 (date of issuance) through March 31, 1997.

The Company's return on average common equity reached 13.4%, it's highest quarterly level ever, for the quarter ended March 31, 1997. The table below highlights the historical trend and the components of return on average common equity (annualized):

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                     Net                    Gain (Loss)
                   Interest    Provision      on ARM       G & A        Performance   Preferred        Net
      For The      Income/    For Losses/    Sales/      Expense (2)/     Fee/        Dividend/      Income/
   Quarter Ended    Equity       Equity       Equity       Equity         Equity       Equity      Equity (ROE)
   -------------   --------   -----------   -----------  ------------   -----------   ---------    ------------
   Mar 31, 1995      2.58%         -           -1.47%       1.02%            -            -            0.09%
   Jun 30, 1995      5.51%         -             -          1.04%            -            -            4.47%
   Sep 30, 1995      9.85%         -            0.09%       1.07%          0.34%          -            8.54%
   Dec 31, 1995     11.94%         -            0.11%       1.05%          0.97%          -           10.03%
   Mar 31, 1996     13.37%         -            0.03%       1.04%          1.27%          -           11.08%
   Jun 30, 1996     13.14%         -             -          1.00%          0.92%          -           11.22%
   Sep 30, 1996     13.42%       0.34%          0.88%       1.03%          1.07%          -           11.86%
   Dec 31, 1996     14.99%       1.32%          1.38%       1.46%          1.23%          -           12.37%
   Mar 31, 1997     18.85%       0.32%          0.01%       1.65%          1.43%        2.07%         13.40%

   (1)  Average common equity excludes unrealized gain(loss) on available-for-sale ARM securities.
   (2)  Excludes performance fees.

For the quarter ended March 31, 1997, the Company's taxable income was $8,224,000 or $0.50 per weighted average share outstanding. Taxable income in the first quarter of 1997 excludes the loss provisions of $190,000 but includes actual credit losses of $18,000. For the quarter ended March 31, 1996, the Company's taxable income was $5,118,000 or $0.41 per weighted average share outstanding. As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

The following table highlights the quarterly dividend history of the Company's common shares:

                             COMMON DIVIDEND SUMMARY
                ($ in thousands, except per common share amounts)

                                                     Common        Common
                     Taxable         Taxable        Dividend      Dividend         Cumulative
      For The          Net         Net Income       Declared      Pay-out         Undistributed
   Quarter Ended    Income (1)    Per Share (2)   Per Share (2)   Ratio (3)     Taxable Net Income
   --------------- ------------  --------------   -------------   --------      ------------------
   Mar 31, 1995   $      701     $     0.06       $      0.15         252%             (874)
   Jun 30, 1995        1,993           0.17              0.15          89%             (634)
   Sep 30, 1995        3,791           0.32              0.25          79%              139
   Dec 31, 1995        4,535           0.37              0.38         102%               41
   Mar 31, 1996        5,118           0.41              0.40          97%              188
   Jun 30, 1996        6,169           0.42              0.40         103%              (18)
   Sep 30, 1996        6,708           0.42              0.40          96%              250
   Dec 31, 1996        8,164           0.50              0.45          89%            1,115
   Mar 31, 1997        8,224           0.50              0.48          95%            1,505

   (1) Taxable net income after preferred dividends.
   (2) Weighted average common shares outstanding.
   (3) Common dividend declared divided into applicable quarter's taxable income available to common shareholders.

The primary reasons for the rise in the Company's net interest income for the first quarter of 1997 as compared to the same period of 1996 was the combined effect of the increased size of the Company as well as an increase in the yield on the Company's portfolio of ARM securities and a decrease in the Company's cost of funds. Net interest income increased by $5,142,000. Of this increase, the increased average size of the Company during the first quarter of 1997 as compared to 1996 contributed to higher net interest income in the amount of $3,808,000. The average balance of the Company's interest earning assets was $2.951 billion during the first quarter of 1997 as compared to $2.026 billion during the same period of 1996, an increase of 46%. Additionally, $927,000 is the result of the higher yield on the Company's ARM securities portfolio and other interest earning assets and $406,000 is the result of the lower interest rate on the Company's cost of funds for a combined favorable rate variance of $1,333,000. The yield on the Company's interest earning assets during the quarter ended March 31, 1997 was 6.64% as compared to 6.46% during the same period of 1996. Also, during these same periods, the Company's cost of funds decreased to 5.64% in 1997 from 5.73% in 1996. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.54% for the first quarter of 1997 from 1.22% for the same period of 1996.

The following table highlights the components of net interest spread and the annualized yield on net interest earning assets as of each applicable quarter end (dollars in millions):

   COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)

                                            ARM Securities
                     Average    -----------------------------------   Yield on                         Yield on
                    Interest      Wgt. Avg.     Weighted              Interest               Net     Net Interest
     As of the       Earning    Fully Indexed   Average     Yield      Earning   Cost of   Interest     Earning
   Quarter Ended     Assets        Coupon        Coupon     Adj.(2)    Assets     Funds     Spread      Assets
   -------------   ----------   -------------   ---------  --------   ---------  -------   --------  ------------
   Mar 31, 1995    $  1,748.7       8.46%         6.33%      0.26%      6.07%     6.33%     -0.26%       0.49%
   Jun 30, 1995       1,809.7       7.94%         6.77%      0.40%      6.37%     6.21%      0.16%       0.55%
   Sep 30, 1995       1,864.3       7.93%         7.24%      0.58%      6.66%     6.04%      0.62%       1.04%
   Dec 31, 1995       1,975.6       7.51%         7.42%      0.69%      6.73%     6.05%      0.68%       1.11%
   Mar 31, 1996       2,025.8       7.56%         7.48%      0.99%      6.49%     5.60%      0.89%       1.32%
   Jun 30, 1996       2,248.2       7.83%         7.28%      0.85%      6.43%     5.59%      0.84%       1.32%
   Sep 30, 1996       2,506.0       7.80%         7.31%      0.80%      6.51%     5.71%      0.80%       1.32%
   Dec 31, 1996       2,624.4       7.61%         7.57%      0.93%      6.64%     5.72%      0.92%       1.34%
   Mar 31, 1997       2,950.6       7.93%         7.53%      0.89%      6.65%     5.67%      0.98%       1.54%

   (1)Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.
   (2)Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above:

               COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM SECURITIES

                                Impact of               Amort. of
                      Premium/  Principal             Deferred Gain     Total
        As of the     Discount  Payments    Hedging    from Hedging     Yield
      Quarter Ended    Amort.   Receivable  Activity     Activity     Adjustment
      -------------  ---------  ----------  --------  -------------  -----------
      Mar 31, 1995     0.22%      0.02%      0.21%        (0.19)%       0.26%
      Jun 30, 1995     0.26%      0.03%      0.28%        (0.17)%       0.40%
      Sep 30, 1995     0.37%      0.06%      0.31%        (0.16)%       0.58%
      Dec 31, 1995     0.43%      0.10%      0.32%        (0.16)%       0.69%
      Mar 31, 1996     0.77%      0.11%      0.31%        (0.20)%       0.99%
      Jun 30, 1996     0.67%      0.07%      0.27%        (0.16)%       0.85%
      Sep 30, 1996     0.57%      0.08%      0.25%        (0.10)%       0.80%
      Dec 31, 1996     0.69%      0.09%      0.23%        (0.08)%       0.93%
      Mar 31, 1997     0.63%      0.13%      0.19%        (0.07)%       0.89%


As of the end of the quarter ended March 31, 1997, the Company's yield on its ARM securities portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.65% as compared to 6.64% as of the end of 1996, an increase of 0.01%. The Company's cost of funds as of March 31, 1997 was 5.67% as compared to 5.72% as of December 31, 1996, a decrease of 0.05%. As a result of these changes, the Company's net interest spread as of March 31, 1997 was 0.98% as compared to 0.92% as of December 31, 1996, an increase of 0.06%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended March 31, 1997 and 1996:

                      AVERAGE BALANCE AND RATE TABLE
                          (Amounts in thousands)

                                            For the Quarter Ended       For the Quarter Ended
                                               March 31, 1997               March 31, 1996
                                            ----------------------    ------------------------
                                              Average    Effective        Average    Effective
                                              Balance      Rate           Balance       Rate
                                            ------------ ---------    -------------  ---------
      Interest Earning Assets:
         ARM securities                      $ 2,936,247    6.65%     $   2,012,676    6.46%
         Cash and cash equivalents                14,348    5.27             13,086    5.61
                                              ----------   ------       -----------   ------
                                               2,950,595    6.64          2,025,762    6.46
                                              ----------   ------       -----------   ------
      Interest Bearing Liabilities:
         Borrowings                            2,670,033    5.64          1,850,508    5.73
                                              ----------  -------      ------------   ------
      Net Interest Earning Assets and Spread $   280,562    1.00%     $     175,254    0.73%
                                              ==========  =======      ============   ======

      Yield on Net Interest Earning Assets (1)              1.54%                      1.22%
                                                          =======                     ======

   (1)   Yield on Net  Interest  Earning  Assets is computed by dividing  annualized net interest income by the average daily balance of interest earning assets.

During the first quarter of 1997, the Company realized a net gain from the sale of ARM securities in the amount of $4,000 as compared to $13,000 during the first quarter of 1996. Additionally, the Company recorded an expense for credit losses in the amount of $190,000 during the quarter ended March 31, 1997. Although the Company has only incurred actual credit losses of $18,000 to date, the Company's review of the underlying ARM collateral indicates the potential of some loss on three ARM securities that have an aggregate carrying value of $17.9 million, or 0.6% of the Company's ARM securities portfolio.

For the quarter ended March 31, 1997, the Company's ratio of operating expenses to average assets was 0.25% as compared to 0.21% for the same quarter of 1996 and as compared to 0.24% for the previous quarter ended December 31, 1996. The
Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans, enabling the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive return on equity when compared to these more traditional mortgage portfolio lending institutions. The typical expense ratios of such lending institutions range between 2.50% and 3.50%.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                    Management Fee &                            Total
      For The       Other Expenses/    Performance Fee/   G & A Expense/
   Quarter Ended    Average Assets      Average Assets    Average Assets
   -------------    ----------------   ----------------   --------------
   Mar 31, 1995          0.10%              0.00%              0.10%
   Jun 30, 1995          0.10%              0.00%              0.10%
   Sep 30, 1995          0.10%              0.03%              0.13%
   Dec 31, 1995          0.10%              0.09%              0.19%
   Mar 31, 1996          0.09%              0.12%              0.21%
   Jun 30, 1996          0.10%              0.09%              0.19%
   Sep 30, 1996          0.10%              0.10%              0.20%
   Dec 31, 1996          0.13%              0.11%              0.24%
   Mar 31, 1997          0.14%              0.11%              0.25%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended March 31, 1997 and 1996 consisted of reverse repurchase agreements, which totaled $2.936 billion and $1.827 billion at the respective quarter ends. The Company's other significant source of funds for the quarters ended March 31, 1997 and 1996 consisted of payments of principal and interest from its ARM securities portfolio in the amounts of $194.2 million and $175.1 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM securities portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM securities, cash and cash equivalents.

The borrowings incurred at March 31, 1997 had a weighted average interest cost of 5.67%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 7.9 months and a weighted average remaining term to maturity of 3.8 months. As of March 31, 1997, $1.261 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-two different investment banking firms and commercial banks and at March 31, 1997 had borrowed funds under reverse repurchase agreements with fourteen of these firms. Because the Company borrows funds based on the fair value of its ARM securities, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended March 31, 1997, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to its effective Registration Statement. Net proceeds from this issuance totaled $65.8 million. Upon completion of this issuance of preferred stock, the Company had $173 million of its securities registered for future sale under this registration statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing common and preferred shareholders to automatically invest their dividends into shares of common stock and to purchase common shares at a 3% discount from the current market price, as defined in the Plan. As a result of first quarter 1997 participation in the Plan, the Company issued 102,337 new shares of common stock and received $2.0 million of new equity capital.

In October 1995, the Company entered into a Sales Agency Agreement with PaineWebber Incorporated. In accordance with the Sales Agency Agreement, PaineWebber agreed to sell, at the direction and discretion of the Company, up to 1,174,969 additional shares of the Company's common stock. During 1997, the Company has not sold any shares under this Sales Agency Agreement.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM securities, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM securities because the weighted average next re-pricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations. Third, the Company's ARM securities lag behind changes in the indices due to the notice period provided to ARM borrowers when the interest rate on their loans are scheduled to change. The periodic cap only affects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

The rate of prepayment on the Company's mortgage securities may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its ARM securities over a longer time period than otherwise, resulting in an increased yield on its mortgage securities. Therefore, in rising short-term interest rate environments where prepayments are declining, the interest rate on the ARM securities portfolio will likely increase to re-establish a spread over the higher interest rates and the yield would also rise due to slower prepayments. This combined effect could significantly mitigate the negative effects that rising short-term interest rates might have on earnings.

Conversely, the rate of prepayment on the Company's mortgage securities may increase if interest rates decline, or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage securities faster, resulting in a reduced yield on its mortgage securities. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage securities, the Company's earnings may be adversely affected.

Lastly, because the Company only invests in ARM assets and approximately 9% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This results because the financed portion of the Company's portfolio of ARM securities will, over time, re-price to a spread over the Company's cost of funds while the portion of the Company's portfolio of ARM securities that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Changes in interest rates also affect the fair value of the Company's ARM securities and certain liabilities. In general, when interest rates rise the Company's ARM securities will likely decrease in value initially, and then recover a portion of their value as their interest rate coupons adjust to market interest rates, but may not recover all of the decline in value because the adjusted interest rate coupons will be closer to the life time caps on the ARM securities. Because the Company borrows funds based on the fair value of its ARM securities, the Company's borrowing ability could be adversely affected as a result of a significant increase in short-term interest rates. A substantial decrease in the fair value of the Company's ARM securities could require the Company to sell assets in order to maintain liquidity. Additionally, when interest rates rise, the Company's hedging instruments and other borrowings will likely increase in value. The converse impact on the fair value of the Company's ARM securities and certain liabilities will likely occur when interest rates decline. Changes in interest rates have little if any effect on the fair value of the Company's cash, cash equivalents or reverse repurchase agreements due to the short term nature of these financial instruments.

OTHER MATTERS

As of March 31, 1997, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.3% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.6% of its 1997 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the quarter ended March 31, 1997 subject to the 30% income limitation under the REIT rules amount to 0.01% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1997, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of March 31, 1997, the Company calculates that it is in compliance with this requirement.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
         At March 31, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.     Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                   Not applicable

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits
            None

      (b)   Reports on Form 8-K

         The Registrant has filed the following Current Report on Form 8-K during the period covered by this Form: 10-Q:

         (i)Current Report on Form 8-K, dated January 22, 1997 regarding the Underwriting Agreement entered into by the Registrant on January 20, 1997. The Underwriting Agreement, Articles Supplementary and an Amendment to the 1992 Stock Option Plan dated December 19, 1996 were included as Exhibits to this Current Report on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  May 5, 1997                 By:/s/ Larry A. Goldstone
                                       -----------------------
                                       Larry A. Goldstone
                                       President and Chief Operating Officer
                                       (authorized officer of registrant)




Dated:  May 5, 1997                 By:/s/ Richard P. Story
                                       --------------------
                                       Richard P. Story,
                                       Chief Financial Officer and Treasurer
                                       (principal accounting officer)