Form 10-Q
period 1997-06-30
THORNBURG MORTGAGE ASSET CORP
filed 1997-07-31
CIK 892535

1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


   X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
------ EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     JUNE 30, 1997

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

Common Stock ($.01 par value)                   19,548,892 as of July 31, 1997

                      THORNBURG MORTGAGE ASSET CORPORATION
                                    FORM 10-Q


                                      INDEX




                                                                        Page
PART I.     FINANCIAL INFORMATION                                      ------

   Item 1. Financial Statements

               Balance Sheets at June 30, 1997 and December 31, 1996....   3

               Statements of Operations for the three months and six
               months ended June 30, 1997 and June 30, 1996.............   4

               Statement of Stockholders' Equity for the three months
               and six months ended June 30, 1997.......................   5

               Statements of Cash Flows for the three months and six
               months ended June 30, 1997 and June 30, 1996.............   6

               Notes to Financial Statements............................   7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............  13



PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................  25

   Item 2.  Changes in Securities ......................................  25

   Item 3.  Defaults Upon Senior Securities ............................  25

   Item 4.  Submission of Matters to a Vote of Security Holders.........  25

   Item 5.  Other Information...........................................  25

   Item 6.  Exhibits and Reports on Form 8-K............................  25


   SIGNATURES  .........................................................  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                               June 30, 1997      December 31, 1996
                                             -----------------    -----------------
ASSETS

   ARM assets (Notes 2 and 3)                $     3,825,748       $     2,727,875
   Cash and cash equivalents                          11,564                 3,693
   Accrued interest receivable                        34,897                23,563
   Prepaid expenses and other                            387                   227
                                               -------------         -------------
                                             $     3,872,596       $     2,755,358
                                               =============         =============


LIABILITIES

   Reverse repurchase agreements (Note 3)    $     3,511,572       $     2,459,132
   Other borrowings (Note 3)                          12,144                14,187
   Payable for securities purchased                     -                   32,683
   Accrued interest payable                           19,273                18,747
   Dividends payable (Note 6)                         10,145                 7,299
   Accrued expenses and other                          5,879                 1,112
                                               -------------         -------------
                                                   3,559,013             2,533,160


SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock: par value $.01 per share;
     2,760,000 shares authorized; 9.68%
     Cumulative Convertible Series A, 2,760,000
     and none issued and outstanding, respectively    65,805                 -
   Common stock: par value $.01 per share;
     47,240,000 shares authorized, 17,296,929
     and 16,219,241 shares issued and outstanding,
     respectively                                        173                   162
   Additional paid-in-capital                        253,584               233,177
   Available-for-sale securities:
     Unrealized gain (loss) (Note 2)                 (10,051)              (15,807)
     Realized deferred hedging gain                    3,799                 4,541
   Retained  earnings                                    273                   125
                                               -------------         -------------
                                                     313,583               222,198
                                               -------------         -------------

                                             $     3,872,596       $     2,755,358
                                               =============         =============




See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (In thousands, except share data)
                                           Three  Months  Ended    Six Months Ended
                                                 June 30,              June 30,
                                          ---------------------  ---------------------
                                             1997      1996        1997         1996
                                          ---------  ----------  ---------   ---------
Interest income from ARM assets and cash  $  57,623  $  35,680   $ 106,622   $  68,382
Interest expense on borrowed funds          (45,448)   (28,455)    (83,115)    (54,967
                                            --------  ---------   ---------  ---------
   Net interest income                       12,175      7,225      23,507      13,415
                                            --------   --------   ---------  ---------

Gain (loss) on sale of ARM assets                21       -             25          13
Provision for credit losses                    (210)      -           (400)        -
Management fee (Note 5)                        (876)      (405)     (1,687)       (764)
Performance fee (Note 5)                       (781)      (508)     (1,638)     (1,096)
Other operating expenses                       (254)      (143)       (437)       (268)
                                            --------  ---------   ---------  ---------

   NET INCOME                             $  10,075  $   6,169   $  19,370   $  11,300
                                            =======   ========    ========    ========


Net income                                $  10,075  $   6,169   $  19,370   $  11,300
Dividend on preferred stock                  (1,670)       -        (2,912)         -
                                            --------  --------    ---------   --------
Net income available to
common shareholders                       $   8,405  $   6,169   $  16,458   $  11,300
                                            =======   ========    ========    ========

Net income per common share               $    0.50  $    0.42   $    0.99   $    0.83
                                            =======   ========    ========    ========
Average number of common shares
outstanding                              16,816,873 14,844,227  16,565,505  13,589,537
                                         ========== ==========  ==========  ==========





See Notes to Financial Statements.


THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Six Months Ended June 30, 1997 (In thousands, except share data)

                                                          Available-for-Sale Securities
                                                          -----------------------------
                                               Additional                  Realized
                         Preferred   Common      Paid-in    Unrealized   Deferred Gain  Retained
                           Stock      Stock      Capital    Gain (Loss)  From Hedging   Earnings      Total
                         ---------   -------   ----------  ------------  -------------  --------   ----------
Balance,
  December 31, 1996        $   -      $  162   $  233,177  $   (15,807)  $       4,541  $    125   $  222,198

Series A preferred stock
  issued, net of issuance
  cost  (Note 5)            65,809        -           -            -               -          -        65,809

Issuance of common
  stock  (Note 5)              -           1        2,028          -               -          -         2,029

Available-for-Sale Sec.:
  Fair value adj., net
     of amortization           -          -           -          2,243             -          -         2,243

  Deferred gain on
     sale of hedges,
     net of amortization       -          -           -            -              (404)        -         (404)

Net income                     -          -           -            -               -       9,294        9,294

Dividends declared on
  preferred stock -
  $0.45 per share              -          -           -            -               -      (1,242)      (1,242)

Dividends declared on
  common stock -
  $0.48 per share                -        -           -            -               -      (7,834)      (7,834)
                             -------   -----     --------    ---------         -------    -------   ---------
Balance, March 31, 1997       65,809     163      235,205      (13,564)          4,137       343      292,093

Series A preferred stock,
  adjustment to issuance
  cost  (Note 5)                  (4)     -           -            -               -          -            (4)

Issuance of common
  stock  (Note 5)                -        10       18,379          -               -          -        18,389

Available-for-Sale Sec.:
  Fair value adj., net
     of amortization             -        -           -          3,513             -          -         3,513

  Deferred gain on sale of
   hedges, net of amort.         -        -           -            -              (338)        -         (338)

Net income                       -        -           -            -               -      10,075       10,075

Dividends declared on
  preferred stock -
  $0.605 per share               -        -           -            -               -      (1,670)      (1,670)

Dividends declared on
  common stock -
  $0.49 per share                -        -           -            -               -      (8,475)      (8,475)
                             -------   -----     --------    ---------         -------   -------    ---------
Balance, June 30, 1997     $  65,805  $  173   $  253,584  $   (10,051)       $  3,799  $    273   $  313,583
                             =======   =====     ========    =========         =======   =======    =========


See Notes to Financial Statements.


THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)
                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                          --------------------   --------------------
                                             1997      1996        1997       1995
                                          ---------  ---------   ---------  ---------
Operating Activities:
  Net Income                              $  10,075  $   6,169   $  19,370  $  11,300
  Adj to reconcile net income to
    net cash provided by operating
    activities:
      Amortization                            4,813      3,480       9,172      6,778
      Net(gain)loss from investing
        activities                              189        -           375        (13)
    Change in assets and liabilities:
      Accrued interest receivable            (5,182)    (2,363)    (11,334)      (757)
      Prepaid expenses and other                127         (6)       (158)       (73)
      Accrued interest payable               (2,258)     2,329         526      1,245
      Accrued expenses and other              4,306       (248)      4,766         43
                                            -------   --------    --------   --------
        Net cash provided by operating
          activities                         12,070      9,361      22,717     18,523
                                            -------   --------    --------   --------

Investing Activities:
  Available-for-sale assets:
   Purchase of ARM assets                  (813,493)  (552,332) (1,484,058)  (758,302)
   Proceeds on sales of ARM assets           33,669       -         34,302      6,539
   Principal payments on ARM assets         158,981    113,769     286,035    220,582
  Held-to-maturity assets:
   Principal payments on ARM assets          12,385     36,664      30,525     67,506
  Purchase of int. rate cap agreements       (1,496)      (189)     (1,894)      (423)
                                           --------   --------    --------   --------
      Net cash provided by (used in)
        investing activities               (609,954)  (402,088) (1,135,090)  (464,098)
                                           --------   --------  ----------   --------

Financing Activities:
  Net borrowings from reverse
    repurchase agreements                   575,393    362,812   1,052,440    409,242
  Net borrowings from (repayments of)
    other borrowings                         (1,250)   (10,098)     (2,044)    (2,294)
  Proceeds from preferred stock issued           (4)       -        65,805        -
  Proceeds from common stock issued          18,389     49,506      20,418     53,104
  Dividends paid                             (9,076)    (4,972)    (16,375)    (9,604)
                                           ---------  --------   ---------   --------
   Net cash provided by (used in)
     financing activities                   583,452    397,248   1,120,244    450,448
                                           --------   --------   ---------   --------

Net increase (decrease) in cash and
  cash equivalents                          (14,432)     4,521       7,871      4,873

Cash and cash equivalents at beginning
   of period                                 25,996      4,012       3,693      3,660
                                           --------   --------    --------   --------
Cash and cash equivalents at end
   of period                              $  11,564  $   8,533   $  11,564  $   8,533
                                           ========   ========    ========   ========


Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.



See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

            Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

         ADJUSTABLE-RATE MORTGAGE ASSETS

            The  Company's   adjustable-rate  mortgage  ("ARM")  assets  may  be
            comprised of both ARM securities and ARM loans.

            The Company's policy is to classify each of its ARM securities as available-for-sale as they are purchased and then monitor each ARM security for a period of time, generally six to twelve months, prior to making a determination as to whether the ARM security will be classified as held-to-maturity. Management has made the determination that certain ARM securities are available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the ARM securities on a quarterly basis. All ARM securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All ARM securities designated available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

            ARM loans that management has the intent and ability to hold for the foreseeable future and until maturity or payoff are carried at their unpaid principle balances, net of unamortized premium or discount and allowance for loan losses.

            Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments.

            ARM asset transactions are recorded on the date the ARM assets are purchased or sold. Purchases of new issue ARM securities and ARM loans are recorded when all significant uncertainties regarding the characteristics of the assets are removed, generally shortly before settlement date. Realized gains and losses on ARM asset transactions are determined on the specific identification basis.

         CREDIT RISK

            The Company has limited its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have some form of credit enhancement and are either guaranteed by an agency of the federal government or have an investment grade rating at the time of purchase, or the equivalent, by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). The Company also limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio and currently has less than 5% of its portfolio invested in Other Investments. Other Investments generate a higher yield, believed to be commensurate with the additional credit risk of such investments. The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities and, if the credit performance of the underlying mortgage loans is not as good as expected, makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Provisions for credit losses do not reduce taxable income and therefore do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

         INTEREST RATE CAP AGREEMENTS

            The  Company  purchases  interest  rate  cap  agreements  (the  "Cap
            Agreements") to limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements, in effect, reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise.

            The Cap Agreements classified as a hedge against held-to-maturity securities are initially carried at their fair value as of the time the Cap Agreements and the related securities are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. The Cap Agreements that are classified as a hedge against available-for-sale securities are carried at fair value  with  unrealized  gains and  losses  reported  as a  separate component of equity, consistent with the reporting of such securities. The carrying value of the Cap Agreements are included in ARM assets on the balance sheet. The amortization of the carrying value of the Cap Agreements is included in interest income as a contra item (i.e. expense) and, as such, reduces interest income over the lives of the Cap Agreements.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

         Investments in ARM assets consists of ARM loans and ARM securities backed by ARM loans, primarily on single-family residential housing.

         The following tables present the Company's ARM assets as of June 30, 1997 and December 31, 1996. The ARM securities classified as available-for-sale are carried at their fair value, the ARM securities classified as held-to-maturity and the ARM loans are carried at their amortized cost basis (dollars in thousands):

            June 30, 1997:
                                        ARM Securities
                                   ------------------------
                                   Available-     Held-to-
                                    for-Sale      Maturity    ARM Loans       Total
                                   ------------  ----------  -----------   -----------
            Amortized cost basis   $  3,393,255  $  429,184   $   13,749   $ 3,836,188
            Allowance for losses         (1,330)       -            -           (1,330)
                                    -----------   ---------    ---------     ---------
              Amortized cost, net     3,391,925     429,184       13,749     3,834,858
                                    -----------   ---------    ---------     ---------

            Gross unrealized gains       12,619       6,934         -           19,553
            Gross unrealized losses     (21,729)     (3,387)        -          (25,116)
                                    -----------   ---------    ---------     ---------

              Fair value           $  3,382,815  $  432,731   $   13,749   $ 3,829,295
                                    ===========   =========    =========     =========

            December 31, 1996:
                                        ARM Securities
                                   ------------------------
                                   Available-     Held-to-
                                    for-Sale      Maturity    ARM Loans       Total
                                   ------------  ----------  -----------   -----------
            Amortized cost basis   $  2,282,991  $  460,596   $     -      $ 2,743,587
            Allowance for losses           (990)       -            -             (990)
                                    -----------   ---------    ---------     ---------
              Amortized cost, net     2,282,001     460,596         -        2,742,597
                                    -----------   ---------    ---------     ---------

            Gross unrealized gains        7,686       4,169         -           11,855
            Gross unrealized losses     (22,408)     (4,306)        -          (26,714)
                                    -----------   ---------    ---------     ---------

              Fair value           $  2,267,279  $  460,459   $     -      $ 2,727,738
                                    ===========   =========    =========     =========

         During the quarter ended June 30, 1997, the Company realized $21,000 in gains on the sale of $33.6 million of ARM securities which were classified as available-for-sale.

         As of June 30, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,330,000, including a provision for credit losses of $210,000 during the quarter ended June 30, 1997. At this time, the Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $14.7 million, which represent less than 0.4% of the Company's total portfolio of ARM assets. Both of these securities are performing and have varying degrees of remaining credit support that mitigates the Company's exposure to potential future credit losses.

         As of June 30, 1997, the Company had $76.0 million of commitments to purchase ARM securities.

         The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 6.67% as of June 30, 1997 and 6.64% as of December 31, 1996.

         As of June 30, 1997 and December 31, 1996, the Company had purchased Cap Agreements with a remaining notional amount of $3.447 billion and $2.266 billion, respectively. The notional amount of the Cap Agreements purchased generally decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.44%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.68% as of June 30, 1997. The initial aggregate notional amount of the Cap Agreements will decline to approximately $2.552 billion over the period of the agreements, which expire between 1999 and 2004. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and reduces the interest income on the Company's ARM assets during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, four of which are rated AAA and two of which are rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

         As of June 30, 1997, the Company had outstanding $3.512 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.76% and a weighted average remaining maturity of 3.1 months. As of June 30, 1997, $1.244 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at June 30, 1997 were collateralized by ARM securities with a carrying value of $3.705 billion, including accrued interest.

         At June 30, 1997, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                             Within 30 days        $  1,149,124
                             30 to 90 days            1,527,868
                             90 days to one year        834,580
                                                    -----------
                                                   $  3,511,572
                                                    ===========

         As of June 30, 1997, the Company had entered into nine interest rate swap agreements having an aggregate notional balance of $1.090 billion and a weighted average remaining term of 3.1 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 37 days to 61 days.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of June 30, 1997, there was no balance outstanding under this agreement.

         As of June 30, 1997, the Company had financed a portion of its portfolio of interest rate cap agreements with $12.1 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 2.5 years. The other borrowings financing cap agreements at June 30, 1997 were collateralized by ARM securities with a carrying value of $15.9 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                             1997         $      2,126
                             1998                4,509
                             1999                4,877
                             2000                  632
                                            ----------
                                          $     12,144

         During the quarter ended June 30, 1997, the total cash paid for interest was $47.3 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1997 and December 31, 1996. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                        June 30, 1997          December 31, 1996
                                   ------------------------  ------------------------
                                     Carrying      Fair       Carrying       Fair
                                      Amount       Value       Amount        Value
                                   -----------  -----------  -----------  -----------
            Assets:
              ARM assets           $ 3,820,702  $ 3,826,870  $ 2,689,727  $ 2,692,521
              Cap agreements             5,046        2,425        5,465        2,535

            Liabilities:
              Other borrowings          12,144       12,403       14,187       14,744
              Swap agreements              (33)          93           (7)         440

         The above carrying amounts for assets are combined in the balance sheet under the caption ARM assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their amortized cost.

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

NOTE 5.  COMMON AND PREFERRED STOCK


         In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $65.8 million. The dividends are cumulative commencing on the issue date and are payable quarterly, in arrears. The dividends per share are equal to the greater of (i) $0.605 per quarter, or (ii) the quarterly dividend declared on the Company's common stock. Each share is convertible at the option of the holder at any time into one share of common stock. The preferred shares are redeemable by the Company on and after December 31, 1999, in whole or in part, as follows: (i) for one share of common stock plus accumulated, accrued but unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the conversion price of $25, or (ii) for cash at the issue price of $25, plus any accumulated, accrued but unpaid dividends through the redemption date. In the event of liquidation, the holders of the preferred shares will be entitled to receive out of the assets of the Company, prior to any distribution to the common shareholders, the issue price of $25 per share in cash, plus any accumulated, accrued and unpaid dividends.

         In May 1997, the Company issued 861,850 shares of common stock at a price of $19.50 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $16.2 million.

         In July 1997, the Company issued 2,100,000 shares of common stock at a price of $22.625 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $45.0 million. Upon completion of this issuance of common stock, the Company had $109 million of its securities registered for future sale under this Registration Statement.

         During the quarter ended June 30, 1997, the Company issued 113,501 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $2.2 million. For the six month period ended June 30, 1997, the Company issued 215,838 shares of common stock under this plan and received net proceeds of $4.2 million.

         On June 18, 1997, the Company declared a second quarter dividend of $0.49 per common share which was paid on July 10, 1997 to common shareholders of record as of June 30, 1997. Additionally, the Company declared a dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock for the second quarter which was also paid on July 10, 1997 to preferred shareholders of record as of June 30, 1997. For federal income tax purposes such dividends are ordinary income to the Company's common and preferred shareholders.

NOTE 6.  STOCK OPTION PLAN

         The Company has a Stock Option and Incentive Plan (the "Plan") which authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs"). The exercise price for any options granted under the Plan may not be less than 100% of the fair market value of the shares of the common stock at the time the option is granted. Options become exercisable six months after the date granted and will expire ten years after the date granted, except options granted in connection with an offering of convertible preferred stock, in which case such options become exercisable if and when the convertible preferred stock is converted into common stock.

         During the quarter ended June 30, 1997, there were 36,200 options granted to buy common shares at an exercise price of $19.50 along with 9,051 DERs. As of June 30, 1997, the Company had 778,866 options outstanding at exercise prices of $9.375 to $20 per share, 626,746 of which were exercisable. The weighted average exercise price of the options outstanding is $16.36 per share. There have been no options exercised during 1997.

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

         For the quarters ended June 30, 1997 and 1996, the Company paid the Manager $876,000 and $405,000, respectively, in base management fees in accordance with the terms of the Agreement. For the six month periods ended June 30, 1997 and 1996, the Company paid the Manager base management fees of $1,687,000 and $764,000, respectively.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended June 30, 1997 and 1996, the Company paid the Manager $781,000 and $508,000, respectively, in performance based compensation in accordance with the terms of the Agreement. For the six month periods ended June 30, 1997 and 1996, the Company paid the Manager performance based compensation in the amounts of $1,638,000 and $1,096,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, risks related to future interest rates, prepayment rates and the timing of new programs. For additional information regarding these and other risks, reference is made to the Company's Prospectus Supplement dated July 14, 1997.

GENERAL

Thornburg Mortgage Asset Corporation (the "Company") is a specialized financial institution that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level.

The Company's mortgage assets portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), ARM loans or short-term investments that either mature within one year or have an interest rate that reprices within one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

   (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
   (2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies"); or
   (3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors.

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

   (1)   adjustable or variable rate pass-through   certificates,   multi-class
         pass-through certificates or CMOs backed by loans on single-family, multi-family,commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
   (2) ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization; or
   (3) a limited amount, currently $20 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

Since inception, the Company has generally invested less than 15% of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the ARM portfolio's overall high credit quality. The Company's ARM portfolio is currently comprised of less than 4% of Other Investment assets. The Company may increase its investment in Other Investment assets, specifically classes of multi-class pass-through certificates, which may benefit from future credit rating upgrades as senior classes of these securities pay off or have the potential to increase in value as a result of the appreciation of underlying real estate values. The Company also expects to acquire additional ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the characteristics of the ARM securities originated and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market because the Company believes this strategy will increase the portfolio's total return and result in a higher net spread when considering the cost of financing and credit provisions. In pursuing this strategy the Company will likely have a higher degree of credit risk than when acquiring securities directly from the market. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with a high level of credit quality that provides an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At June 30, 1997, the Company held total assets of $3.873 billion, $3.826 billion of which consisted of ARM assets, as compared to $2.755 billion and $2.728 billion, respectively, at December 31, 1996. Since commencing operations, the Company has purchased only ARM securities which have been either backed by agencies of the U.S. government, privately-issued (generally publicly registered) mortgage securities, most of which are rated AA or higher by at least one of the Rating Agencies or ARM loans originated to "A" quality underwriting standards. At June 30, 1997, 96.1% of the Company's assets were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality ARM securities and cash and cash equivalents. All of the ARM securities currently owned by the Company are in the form of adjustable-rate pass-through certificates.

The following table presents a schedule of ARM assets owned at June 30, 1997 and December 31, 1996 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                    ARM PORTFOLIO BY ISSUER AND CREDIT RATING
                             (amounts in thousands)

                                       June 30, 1997          December 31, 1996
                                   ----------------------  ----------------------
                                    Carrying    Portfolio   Carrying    Portfolio
                                      Value        Mix        Value        Mix
                                   ----------   ---------  ----------   ---------
    HIGH QUALITY:
       FHLMC/FNMA                  $2,481,097      64.9%   $1,474,842      54.1%
       Privately Issued Sec.:
          AAA/Aaa Rating              332,658       8.7       260,031       9.5
          AA/Aa Rating                866,650      22.6       862,727      31.6
                                    ---------   --------    ---------   --------
             Total Privately Issued 1,199,308      31.3     1,122,758      41.1
                                    ---------   --------    ---------   --------

             Total High Quality     3,680,405      96.2     2,597,600      95.2
                                    ---------   --------    ---------   --------

      OTHER INVESTMENT:
         Privately Issued Sec.:
            A Rating                  115,197       3.0       106,531       3.9
            BBB/Baa Rating              6,664       0.2        14,017       0.5
            BB/Ba rating                9,723       0.2         9,727       0.4
         Whole loans                   13,759       0.4           -          -
                                    ---------   --------    ---------   --------
            Total Other Investment    145,343       3.8       130,275       4.8
                                    ---------   --------    ---------   --------

            Total ARM Portfolio    $3,825,748     100.0%   $2,727,875     100.0%
                                    =========   ========    =========   ========

As of June 30, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,330,000, including a provision for credit losses of $210,000 recorded during the quarter ended June 30, 1997. During the second quarter of 1997, the Company realized actual credit losses of $42,000 on one senior class of a multi-class pass-through security that is secured by single family loans. However, it is possible that these losses will be reimbursed at some future date if future deposits to a reserve fund credit enhancement account exceed future loss experience. At this time, the Company is providing for potential future losses on two securities that have an aggregate carrying value of $14.7 million, which is less than 0.4% of the Company's total portfolio of ARM securities. Both of these securities are performing and have varying degrees of remaining credit support that mitigates the Company's exposure to potential future credit losses.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                             ARM PORTFOLIO BY INDEX
                             (amounts in thousands)
                                                 June 30, 1997           December 31, 1996
                                              --------------------     ---------------------
                                              Carrying   Portfolio     Carrying    Portfolio
                                                 Value       Mix          Value        Mix
                                              ----------  ---------    ----------   --------
      INDEX:
        One-month LIBOR                       $     -           -  %   $   10,646       0.4%
        Six-month LIBOR                        1,301,198       34.0     1,252,884      45.9
        Six-month Certificate of Deposit         205,991        5.4        69,348       2.6
        Six-month Constant Maturity Treasury      42,956        1.1         8,841       0.3
        One-year Constant Maturity Treasury    2,000,043       52.3     1,238,892      45.4
        11th District Cost of Funds              275,560        7.2       147,264       5.4
                                              ----------   ---------   ----------   --------
                                              $3,825,748      100.0%   $2,727,875     100.0%
                                               =========   =========    =========   ========

The ARM portfolio had a current weighted average coupon of 7.57% at June 30, 1997. If the ARM portfolio were "fully indexed," the weighted average coupon would be 7.75%, based upon the current composition of the ARM portfolio and the applicable indices at June 30, 1997.

At June 30, 1997, the current yield of the ARM portfolio was 6.67%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

As presented in the table below, the interest rate coupon on each of the Company's ARM assets is scheduled to reprice at least once a year. As of June 30, 1997, the weighted average repricing frequency of the ARM portfolio was 8.5 months as compared to 8.0 months as of December 31, 1996. The lengthening of the repricing frequency reflects the fact that the predominant ARM loan product currently being originated for sale by mortgage loan originators is tied to the one-year Constant Maturity Treasury Index and reprices once a year.

                      ARM PORTFOLIO BY REPRICING FREQUENCY
                             (amounts in thousands)

                                       June 30, 1997          December 31, 1996
                                   ---------------------   ----------------------
                                    Carrying   Portfolio     Carrying   Portfolio
                                      Value       Mix          Value       Mix
                                   ----------  ----------  ----------   ---------
      FREQUENCY:
        Every month                $  216,095        5.7%  $  157,910        5.8%
        Every six months            1,866,995       48.8    1,528,042       56.0
        Every twelve months         1,742,658       45.6    1,041,923       38.2
                                    ---------   ---------   ---------   ---------
                                   $3,825,748      100.0%  $2,727,875      100.0%
                                    =========   =========   =========   =========

During the quarter ended June 30, 1997, the Company purchased $799.8 million of ARM securities, 100% of which were High Quality assets and $13.7 million of ARM loans originated to "A" quality underwriting standards. The Company also sold $33.6 million of ARM securities, $16.2 million of High Quality ARM securities and $17.4 million of Other Investments, all of which were classified as available-for-sale for a net gain of $21,000 during the quarter ended June 30, 1997.

During the six month period ended June 30, 1997, the Company purchased $1,470.4 million of ARM securities, 98.5% of which were High Quality assets and $13.7 million of ARM loans originated to "A" quality underwriting standards. The Company also sold $34.3 million of ARM securities, $16.2 million of High Quality ARM securities and $18.1 million of Other Investments, all of which were classified as available-for-sale for a net gain of $25,000 during the six month period ended June 30, 1997.

For the quarter and six month period ended June 30, 1997, the Company's mortgage assets continued to pay down at an approximate average annualized constant prepayment rate of 22%, which approximates long-term expectations. In the event that actual prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM securities increased during the quarter ended June 30, 1997. As of June 30, 1997, the Company's portfolio of ARM securities available-for-sale, including the applicable Cap Agreements, had a net unrealized loss of $9.1 million, or 0.27% of the securities available-for-sale, as compared to a net unrealized loss of $14.7 million or 0.65% of the securities available-for-sale, as of December 31, 1996.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM portfolio should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM portfolio to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At June 30, 1997, the Cap Agreements owned by the Company had a remaining notional balance of $3.447 billion with an average final maturity of 3.2 years, as compared to a remaining notional balance of $2.266 billion with an average final maturity of 3.0 years at December 31, 1996. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three-month or six-month LIBOR index increases above certain specified levels which range from 7.50% to 13.00% and average approximately 10.44%. The expense of the Company's hedging activity amounted to $836,000 and decreased the yield on the ARM portfolio by 0.10% during the quarter ended June 30, 1997. In general, the fair value of Cap Agreements increase when market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM portfolio. At June 30, 1997 the fair value of the Cap Agreements was $2.4 million, $11.5 million less than the amortized cost of the Cap Agreements. The following table presents information about the Company's Cap Agreement portfolio as of June 30, 1997:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
        Hedged        Weighted     Cap Agreement                    Weighted
     ARM Securities    Average        Notional                       Average
      Balance (1)     Life Cap        Balance       Strike Price  Remaining Term
   ----------------   --------    ---------------   ------------  --------------
   $   375,169,000      9.57%     $   380,798,000       7.50%         2.7 Years
       219,661,000     10.31          219,312,000       8.50          2.1
       261,490,000     10.13          350,190,000       9.00          2.5
       148,186,000     10.83          112,118,000       9.50          2.4
       297,947,000     11.03          254,172,000      10.00          4.8
       464,530,000     11.50          482,498,000      10.50          3.3
       349,578,000     11.96          342,725,000      11.00          3.7
       406,267,000     12.57          399,763,000      11.50          3.9
       525,510,000     12.94          610,063,000      12.00          3.5
       194,813,000     13.53          195,379,000      12.50          3.0
       176,012,000     14.15           99,527,000      13.00          2.6
     -------------   -------         ------------    --------      ------
   $ 3,419,163,000    11.68%       $ 3,446,545,000     10.44%        3.2 Years
     =============   =======        ==============   ========      ======

      (1) 90% of the ARM securities' balance which approximates the financed portion.

As of June 30, 1997, the Company had entered into nine interest rate swap agreements having an aggregate notional balance of $1.090 billion and a weighted average remaining term of three months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR Index. As of June 30, 1997, the average cost of the Company's borrowings was 5.77%, which includes the impact of the interest rate swap agreements. As a result of entering into these agreements the Company extended the weighted average term to the next re-pricing date of its borrowing from 37 days to 61 days.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to an effective Registration Statement. Net proceeds from this issuance totaled $65.4 million. In May 1997, the Company issued 861,850 shares of common stock at a price of $19.50 per shares, also pursuant to an effective Registration Statement. Net proceeds from this issuance totaled $16.2 million. Primarily as a result of these issuances of common and preferred stock, the Company's shareholders' equity, excluding the fair value adjustment for assets held as available-for sale, has grown to $323.6 million as of June 30, 1997 from $238.0 million as of December 31, 1996. As of June 30, 1997, the Company's ratio of shareholders' equity to assets, excluding the fair value adjustment for assets held as available-for sale, was 8.34% as compared to 8.59% as of December 31, 1996. The ratio of shareholders' equity to assets as of June 30, 1997 reflects the high level of asset acquisition opportunities that the Company was able to take advantage of during the second quarter of 1997 and is at the low end of the range of 8% to 10% that the Company plans to operate at, in accordance with its investment policies. In July 1997, the Company issued 2,100,000 new shares of common stock at a price of $22.625 per share and received net proceeds of $45.0 million, which was fully invested and leveraged at the time of receipt as a result of the second quarter acquisitions and was applied to the outstanding commitments to purchase ARM securities as of June 30, 1997. In general, the Company expects to continue to acquire additional ARM assets in advance of raising new capital in order to maximize shareholder value and return by minimizing the length of the investment period normally associated with raising new capital, without exceeding any of its investment policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997

For the quarter ended June 30, 1997, the Company's net income was $10,075,000 as compared to $6,169,000 for the quarter ended June 30, 1996. Net income available to common shareholders, after the $0.65 per share dividend to preferred shareholders, increased to $8,405,000 or $0.50 per common share based on weighted average common shares of 16,816,873 from $6,169,000 or $0.42 per common share based on weighted average common shares of 14,844,227 for the quarter ended June 30, 1996. This is an increase in net income per common share available to common shareholders of 19%. Net interest income for the quarter totaled $12,175,000 as compared to $7,225,000 for the same period in 1996, an increase of 69%. Net interest income is comprised of the interest income earned on mortgage investments and cash less interest expense from borrowings. During the second quarter of 1997, the Company recorded a gain on the sale of ARM securities of $21,000 as compared to no gain or loss during the second quarter of 1996. Additionally, during the second quarter of 1997, the Company reduced earnings and the carrying value of its ARM securities by $210,000 for projected credit losses. For the quarter ended June 30, 1997, the Company incurred operating expenses of $1,911,000 consisting of a base management fee of $876,000, a performance based fee of $781,000 and other operating expenses of $254,000. During the same period of 1996, the Company incurred operating expenses of $1,056,000 consisting of a base management fee of $405,000, a performance based fee of $508,000 and other operating expenses of $143,000.

The Company's return on average common equity reached 13.45%, it's highest quarterly level ever, for the quarter ended June 30, 1997 as compared to 11.22% for the same period in 1996. The table below highlights the historical trend and the components of return on average common equity (annualized):

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                     Net                 Gain (Loss)
                   Interest   Provision     on ARM       G & A      Performance   Preferred      Net
     For The       Income/   For Losses/    Sales/    Expense (2)/     Fee/       Dividend/     Income/
   Quarter Ended   Equity      Equity       Equity       Equity       Equity        Equity    Equity (ROE)
   -------------  ---------  -----------  ----------  ------------  -----------   ---------   ------------
   Mar 31, 1995     2.58%        -          -1.47%        1.02%          -            -           0.09%
   Jun 30, 1995     5.51%        -            -           1.04%          -            -           4.47%
   Sep 30, 1995     9.85%        -           0.09%        1.07%        0.34%          -           8.54%
   Dec 31, 1995    11.94%        -           0.11%        1.05%        0.97%          -          10.03%
   Mar 31, 1996    13.37%        -           0.03%        1.04%        1.27%          -          11.08%
   Jun 30, 1996    13.14%        -            -           1.00%        0.92%          -          11.22%
   Sep 30, 1996    13.42%      0.34%         0.88%        1.03%        1.07%          -          11.86%
   Dec 31, 1996    14.99%      1.32%         1.38%        1.46%        1.23%          -          12.37%
   Mar 31, 1997    18.85%      0.32%         0.01%        1.65%        1.43%         2.07%       13.40%
   Jun 30, 1997    19.48%      0.34%         0.03%        1.81%        1.25%         2.67%       13.45%

   (1) Average common equity excludes unrealized gain (loss)on available-for-sale ARM securities.
   (2)   Excludes performance fees.

For the quarter ended June 30, 1997, the Company's taxable income was $8,573,000 or $0.51 per weighted average share outstanding. Taxable income in the second quarter of 1997 excludes the loss provisions of $210,000 but includes actual credit losses of $42,000. For the quarter ended June 30, 1996, the Company's taxable income was $6,169,000 or $0.42 per weighted average share outstanding. As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level.

The following table highlights the quarterly dividend history of the Company's common shares:

                             COMMON DIVIDEND SUMMARY
                ($ in thousands, except per common share amounts)

                                                   Common        Common     Cumulative
                     Taxable       Taxable        Dividend      Dividend   Undistributed
      For The          Net        Net Income      Declared       Pay-out      Taxable
   Quarter Ended    Income (1)   Per Share (2)  Per Share (2)   Ratio (3)    Net Income
   -------------    ----------   -------------  -------------  ----------  -------------
   Mar 31, 1995     $    701    $    0.06         $    0.15        252%          (874)
   Jun 30, 1995        1,993         0.17              0.15         89%          (634)
   Sep 30, 1995        3,791         0.32              0.25         79%           139
   Dec 31, 1995        4,535         0.37              0.38        102%            41
   Mar 31, 1996        5,118         0.41              0.40         97%           188
   Jun 30, 1996        6,169         0.42              0.40        103%           (18)
   Sep 30, 1996        6,708         0.42              0.40         96%           250
   Dec 31, 1996        8,164         0.50              0.45         89%         1,115
   Mar 31, 1997        8,224         0.50              0.48         95%         1,505
   Jun 30, 1997        8,573         0.51              0.49         99%         1,603

   (1) Taxable net income after preferred dividends.
   (2) Weighted average common shares outstanding.
   (3) Common dividend declared divided into applicable quarter's taxable income available to common shareholders.

The primary reasons for the rise in the Company's net interest income for the second quarter of 1997 as compared to the same period of 1996 was the combined effect of the increased size of the Company's balance sheet as well as an increase in the yield on the Company's portfolio of ARM assets, partially offset by an increase in the Company's cost of funds. Net interest income increased by $4,950,000. Of this increase, the increased average size of the Company during the second quarter of 1997 as compared to 1996 contributed to higher net interest income in the amount of $4,079,000. The average balance of the Company's interest earning assets was $3.464 billion during the second quarter of 1997 as compared to $2.248 billion during the same period of 1996, an increase of 54%. Additionally, $1,711,000 is the result of the higher yield on the Company's ARM assets portfolio and other interest earning assets. This was partially offset by an increase to the Company's cost of funds which had an impact of $841,000 for a combined favorable rate variance of $870,000. The yield on the Company's interest earning assets during the quarter ended June 30, 1997 was 6.65% as compared to 6.35% during the same period of 1996. Also, during these same periods, the Company's cost of funds increased to 5.76% in 1997 from 5.60% in 1996. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.41% for the second quarter of 1997 from 1.29% for the same period of 1996.

The following table highlights the components of net interest spread and the annualized yield on net interest earning assets as of each applicable quarter end (dollars in millions):

   COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)

                                        ARM Assets
                    Average   ----------------------------------    Yield on                        Yield on
                    Interest      Wgt. Avg.    Weighted             Interest             Net Net    Interest
     As of the      Earning    Fully Indexed    Average   Yield     Earning   Cost of   Interest    Earning
   Quarter Ended     Assets        Coupon       Coupon   Adj. (2)    Assets    Funds     Spread      Assets
   -------------   ----------  -------------   --------  --------   --------  -------   --------    --------
   Mar 31, 1995    $  1,748.7       8.46%        6.33%    0.26%       6.07%    6.33%     -0.26%       0.49%
   Jun 30, 1995       1,809.7       7.94%        6.77%    0.40%       6.37%    6.21%      0.16%       0.55%
   Sep 30, 1995       1,864.3       7.93%        7.24%    0.58%       6.66%    6.04%      0.62%       1.04%
   Dec 31, 1995       1,975.6       7.51%        7.42%    0.69%       6.73%    6.05%      0.68%       1.11%
   Mar 31, 1996       2,025.8       7.56%        7.48%    0.99%       6.49%    5.60%      0.89%       1.32%
   Jun 30, 1996       2,248.2       7.83%        7.28%    0.85%       6.43%    5.59%      0.84%       1.32%
   Sep 30, 1996       2,506.0       7.80%        7.31%    0.80%       6.51%    5.71%      0.80%       1.32%
   Dec 31, 1996       2,624.4       7.61%        7.57%    0.93%       6.64%    5.72%      0.92%       1.34%
   Mar 31, 1997       2,950.6       7.93%        7.53%    0.89%       6.65%    5.67%      0.98%       1.54%
   Jun 30, 1997       3,464.1       7.75%        7.57%    0.90%       6.67%    5.77%      0.90%       1.39%

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

                 COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                 Impact of                Amort. of
                       Premium/  Principal              Deferred Gain     Total
        As of the      Discount  Payments     Hedging   from Hedging      Yield
      Quarter Ended     Amort.   Receivable  Activity     Activity      Adjustment
      -------------   ---------  ----------  --------   -------------   ----------
      Mar 31, 1995      0.22%       0.02%      0.21%       (0.19)%         0.26%
      Jun 30, 1995      0.26%       0.03%      0.28%       (0.17)%         0.40%
      Sep 30, 1995      0.37%       0.06%      0.31%       (0.16)%         0.58%
      Dec 31, 1995      0.43%       0.10%      0.32%       (0.16)%         0.69%
      Mar 31, 1996      0.77%       0.11%      0.31%       (0.20)%         0.99%
      Jun 30, 1996      0.67%       0.07%      0.27%       (0.16)%         0.85%
      Sep 30, 1996      0.57%       0.08%      0.25%       (0.10)%         0.80%
      Dec 31, 1996      0.69%       0.09%      0.23%       (0.08)%         0.93%
      Mar 31, 1997      0.63%       0.13%      0.19%       (0.07)%         0.89%
      Jun 30, 1997      0.66%       0.13%      0.16%       (0.05)%         0.90%

As of the end of the quarter ended June 30, 1997, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.67% as compared to 6.65% as of March 31, 1997, an increase of 0.02%. The Company's cost of funds as of June 30, 1997 was 5.77% as compared to 5.67% as of March 31, 1997, an increase of 0.10%. As a result of these changes, the Company's net interest spread as of June 30, 1997 was 0.90% as compared to 0.98% as of March 31, 1997, a decrease of 0.08%. This decrease in the net interest spread was offset by the continued growth of the Company and more efficient use of capital enabling the Company to actually increase its return on equity despite an increase in short term interest rates by the Federal Reserve Bank of 0.25% in March of 1997. During the second quarter of 1997 the Company's average equity to average total assets ratio was 9.03% as compared to 9.72% during the first quarter of 1997.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended June 30, 1997 and 1996:

                      AVERAGE BALANCE AND RATE TABLE
                          (Amounts in thousands)

                                      For the Quarter Ended     For the Quarter Ended
                                          June 30, 1997              June 30, 1996
                                      ----------------------    ---------------------
                                         Average   Effective      Average    Effective
                                         Balance      Rate        Balance       Rate
                                      ------------ ---------    -----------  ---------
      Interest Earning Assets:
         ARM assets                   $ 3,444,058     6.66%     $ 2,232,603    6.36%
         Cash and cash equivalents         20,059     5.78           15,612    4.83
                                       ----------    ------      ----------   ------
                                        3,464,117     6.65        2,248,215    6.35
                                       ----------    ------      ----------   ------
      Interest Bearing Liabilities:
         Borrowings                     3,155,664     5.76        2,034,159    5.60
                                       ----------    ------      ----------   ------
      Net Interest Earning Assets
         and Spread                   $   308,453     0.89%     $   214,056    0.75%
                                       ==========    ======      ==========   ======
      Yield on Net Interest
        Earning Assets (1)                            1.41%                    1.29%
                                                     ======                   ======

   (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

During the second quarter of 1997, the Company realized a net gain from the sale of ARM securities in the amount of $21,000 as compared to no gain or loss during the second quarter of 1996. Additionally, the Company recorded an expense for credit losses in the amount of $210,000 during the quarter ended June 30, 1997, although the Company only incurred actual credit losses of $42,000 during the quarter. The Company provided for additional credit losses because its review of underlying ARM collateral indicates potential for some loss on two ARM securities, which are being carried at their current market value of $14.7 million, or 0.4% of the Company's ARM portfolio.

For the quarter ended June 30, 1997, the Company's ratio of operating expenses to average assets was 0.22% as compared to 0.19% for the same quarter of 1996 and as compared to 0.25% for the previous quarter ended March 31, 1997. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans, enabling the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive return on equity when compared to these more traditional mortgage portfolio lending institutions.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                    Management Fee &                          Total
      For The       Other Expenses/   Performance Fee/   G & A Expense/
   Quarter Ended    Average Assets     Average Assets    Average Assets
   -------------    ----------------  ----------------   --------------
   Mar 31, 1995          0.10%             0.00%             0.10%
   Jun 30, 1995          0.10%             0.00%             0.10%
   Sep 30, 1995          0.10%             0.03%             0.13%
   Dec 31, 1995          0.10%             0.09%             0.19%
   Mar 31, 1996          0.09%             0.12%             0.21%
   Jun 30, 1996          0.10%             0.09%             0.19%
   Sep 30, 1996          0.10%             0.10%             0.20%
   Dec 31, 1996          0.13%             0.11%             0.24%
   Mar 31, 1997          0.14%             0.11%             0.25%
   Jun 30, 1997          0.13%             0.09%             0.22%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

For the six month period ended June 30, 1997, the Company's net income was $19,370,000 as compared to $11,300,000 for the first half of 1996. Net income available to common shareholders, after the $1.05 per share dividend to preferred shareholders for the period from January 24, 1997 (date of issuance) through June 30, 1997, increased to $16,458,000 or $0.99 per common share based on weighted average common shares of 16,565,505 from $11,300,000 or $0.83 per common share based on weighted average common shares of 13,589,537 for the six month period ended June 30, 1996. This is an increase in net income available to common shareholders per common share of 19%. Net interest income for the first half of 1997 totaled $23,507,000 as compared to $13,415,000 for the same period in 1996, an increase of 75%. Net interest income is comprised of the interest income earned on mortgage investments and cash less interest expense from borrowings. During the first half of 1997, the Company recorded a gain on the sale of ARM securities of $25,000 as compared to a net gain of $13,000 during the first half of 1996. Additionally, during the first half of 1997, the Company reduced earnings and the carrying value of its ARM securities by $400,000 for projected credit losses. The Company incurred operating expenses of $3,762,000 for the six month period, consisting principally of the base management fee of $1,687,000, a performance fee of $1,638,000 and other miscellaneous expenses of $437,000 as compared to operating expenses of $2,128,000 for the same period in 1996, consisting principally of the base management fees of $764,000, a performance fee of $1,096,000 and other miscellaneous expenses of $268,000.

As discussed above, the primary reasons for the rise in the Company's net interest income for the six month period ended June 30, 1997 as compared to the same period of 1996 was the combined effect of the increased size of the Company as well as an increase in the yield on the Company's portfolio of ARM assets, partially offset by an increase in the Company's cost of funds. Net interest income increased by $10,092,000. Of this increase, the increased average size of the Company during the second quarter of 1997 as compared to 1996 contributed to higher net interest income in the amount of $7,905,000. The average balance of the Company's interest earning assets was $3.207 billion during the first half of 1997 as compared to $2.137 billion during the same period of 1996, an increase of 50%. Additionally, $2,643,000 is the result of the higher yield on the Company's ARM assets portfolio and other interest earning assets. This was partially offset by an increase to the Company's cost of funds which had an impact of $456,000 for a combined favorable rate variance of $2,186,000. The yield on the Company's interest earning assets during the six month period ended June 30, 1997 was 6.65% as compared to 6.40% during the same period of 1996. Also, during these same periods, the Company's cost of funds increased to 5.71% in 1997 from 5.66% in 1996. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.47% for the first half of 1997 from 1.26% for the same period of 1996.

As of the end of the quarter ended June 30, 1997, the Company's yield on its ARM portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.67% as compared to 6.64% as of December 31, 1996, an increase of 0.03%. The Company's cost of funds as of June 30, 1997 was 5.77% as compared to 5.72% as of December 31, 1996, an increase of 0.05%. As a result of these changes, the Company's net interest spread as of June 30, 1997 was 0.90% as compared to 0.92% as of December 31, 1996, a decrease of 0.02%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six month periods ended June 30, 1997 and June 30, 1996:

                      AVERAGE BALANCE AND RATE TABLE
                          (Amounts in thousands)

                                       For the Six Month        For the Six Month
                                         Period Ended             Period Ended
                                         June 30, 1997            June 30, 1996
                                     ---------------------    ---------------------
                                       Average   Effective      Average   Effective
                                       Balance      Rate        Balance      Rate
                                     ----------- ---------     ---------- ---------
      Interest Earning Assets:
         ARM assets                  $ 3,190,153     6.65%    $ 2,122,639     6.41%
         Cash and cash equivalents        17,203     5.57          14,349     5.19
                                       3,207,356     6.65       2,136,988     6.40
                                       ---------    ------      ---------    ------
      Interest Bearing Liabilities:
         Borrowings                    2,912,848     5.71       1,942,333     5.66

      Net Interest Earning Assets
          and Spread                 $   294,508    0.94%     $   194,655     0.74%
                                       =========   ======       =========    ======
      Yield on Net Interest
           Earning Assets (1)                       1.47%                     1.26%
                                                   ======                    ======

   (1)   Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The increase in the Company's operating expenses is primarily the result of increased management and performance fees paid to the Manager which are commensurate with the increased equity base of the Company and the increase in the Company's return on equity. In order for the Manager to earn a performance fee, the rate of return to the shareholders, as defined in the Management Agreement, must exceed the average ten-year US Treasury rate during the quarter plus 1%. During the first half of 1997, the Manager earned a performance fee of $1,638,000 as compared to $1,096,000 during the same period of 1996. During the six month period ended June 30, 1997, after paying this performance fee, the Company's return on average common equity reached 13.42% as compared to 11.16% during the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended June 30, 1997 and 1996 consisted of reverse repurchase agreements, which totaled $3.512 billion and $2.190 billion at the respective quarter ends. The Company's other significant source of funds for the quarters ended June 30, 1997 and 1996 consisted of payments of principal and interest from its ARM portfolio in the amounts of $228.2 million and $186.4 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at June 30, 1997 had a weighted average interest cost of 5.77%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 6.2 months and a weighted average remaining term to maturity of 3.3 months. As of June 30, 1997, $1.244 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-three different investment banking firms and commercial banks and at June 30, 1997 had borrowed funds under reverse repurchase agreements with fifteen of these firms. Because the Company borrows funds based on the fair value of its ARM assets, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended June 30, 1997, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $65.8 million.

In May 1997, the Company issued 861,850 shares of common stock at a price of $19.50 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $16.2 million.

In July 1997, the Company issued 2,100,000 shares of common stock at a price of $22.625 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $45.0 million. Upon completion of this issuance of common stock, the Company had $109 million of its securities registered for future sale under this registration statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing common and preferred shareholders to automatically invest their dividends into shares of common stock and to purchase common shares at a 3% discount from the current market price, as defined in the Plan. As a result of second quarter 1997 participation in the Plan, the Company issued 113,501 new shares of common stock and received $2.2 million of new equity capital. During the six month period ended June 30, 1997, the Company issued 215,838 new shares of common stock and received $4.2 million of new equity capital.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM assets, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM assets because the weighted average next re-pricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations.
Third, the Company's ARM assets lag behind changes in the indices due to the notice period provided to ARM borrowers when the interest rate on their loans are scheduled to change. The periodic cap only affects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

The rate of prepayment on the Company's mortgage assets may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its ARM assets over a longer time period than otherwise, resulting in an increased yield on its mortgage assets. Therefore, in rising short-term interest rate environments where prepayments are declining, the interest rate on the ARM portfolio will likely increase to re-establish a spread over the higher interest rates and the yield would also rise due to slower prepayments. This combined effect could significantly mitigate the negative effects that rising short-term interest rates might have on earnings.

Conversely, the rate of prepayment on the Company's mortgage assets may increase if interest rates decline, or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage securities faster, resulting in a reduced yield on its mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, the Company's earnings may be adversely affected.

Lastly, because the Company only invests in ARM assets and approximately 9% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This results because the financed portion of the Company's portfolio of ARM assets will, over time, re-price to a spread over the Company's cost of funds while the portion of the Company's portfolio of ARM assets that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Changes in interest rates also affect the fair value of the Company's ARM assets and certain liabilities. In general, when interest rates rise the Company's ARM assets will likely decrease in value initially, and then recover a portion of their value as their interest rate coupons adjust to market interest rates, but may not recover all of the decline in value because the adjusted interest rate coupons will be closer to the life time caps on the ARM assets. Because the Company borrows funds based on the fair value of its ARM assets, the Company's borrowing ability could be adversely affected as a result of a significant increase in short-term interest rates. A substantial decrease in the fair value of the Company's ARM assets could require the Company to sell assets in order to maintain liquidity. Additionally, when interest rates rise, the Company's hedging instruments and other borrowings will likely increase in value. The converse impact on the fair value of the Company's ARM assets and certain liabilities will likely occur when interest rates decline. Changes in interest rates have little if any effect on the fair value of the Company's cash, cash equivalents or reverse repurchase agreements due to the short term nature of these financial instruments.

OTHER MATTERS

As of June 30, 1997, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.8% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.6% of its 1997 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the six month period ended June 30, 1997 subject to the 30% income limitation under the REIT rules amounted to 0.78% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1997, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 1997, the Company calculates that it is in compliance with this requirement.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
         At June 30, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
           Not applicable

Item 3.  Defaults Upon Senior Securities
           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
      (a) The Annual Meeting of Shareholders of the Company was held on May 2, 1996.

      (c)   The following matters were voted on at the Annual Meeting:
         (1)   Election of Directors
                                                           Votes
                                                   -----------------------
                              Nominee                For          Withheld
                        -------------------------  ----------     --------
                        H. Garrett Thornburg, Jr.  14,415,980       85,620
                        Joseph H. Badal            14,414,680       86,920
                        Owen M. Lopez              14,409,574       92,026
                        Stuart C. Sherman          14,412,649       88,951

         (2) Amendments to the registrant's amended and restated 1992 Stock Option Plan
                                                 Votes
                               ----------------------------------------
                                   For          Against        Abstain
                               ----------       --------       --------
                               13,176,394        818,206        158,168


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits
            None

      (b)   Reports on Form 8-K
            None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  July 31, 1997               By:    /s/ Larry A. Goldstone
                                          -----------------------
                                       Larry A. Goldstone,
                                       President and Chief Operating Officer
                                       (authorized officer of registrant)




Dated:  July 31, 1997               By:   /s/ Richard P. Story
                                          --------------------
                                       Richard P. Story,
                                       Chief Financial Officer and Treasurer
                                       (principal accounting officer)