Form 10-Q
period 1997-09-30
THORNBURG MORTGAGE ASSET CORP
filed 1997-10-30
CIK 892535

______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
Commission File Number:   001-11914


                     THORNBURG MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its Charter)

                 Maryland                   85-0404134
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)  Identification Number)

            119 E. Marcy Street
           Santa Fe, New Mexico                87501
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

Common Stock ($.01 par value)                19,752,188 as of October 30, 1997

                        THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q


                                       INDEX




                                                                           Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Balance Sheets at September 30, 1997 and December 31, 1996     3

               Statements of Operations for the three months and nine
               months ended September 30, 1997 and September 30, 1996         4

               Statement of Stockholders' Equity for the three months and
               nine months ended September 30, 1997                           5

               Statements of Cash Flows for the three months and nine
               months ended September 30, 1997 and September 30, 1996         6

               Notes to Financial Statements                                  7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    15



PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                28

   Item 2.  Changes in Securities                                            28

   Item 3.  Defaults Upon Senior Securities                                  28

   Item 4.  Submission of Matters to a Vote of Security Holders              28

   Item 5.  Other Information                                                28

   Item 6.  Exhibits and Reports on Form 8-K                                 28


   SIGNATURES                                                                29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(In thousands, except share data)

                                                  September 30,       December 31,
                                                      1997                1997
                                                ------------------  -----------------
ASSETS

   ARM assets (Notes 2 and 3)                   $      4,463,002    $     2,727,875
   Cash and cash equivalents                              20,427              3,693
   Accrued interest receivable                            37,274             23,563
   Prepaid expenses and other                                478                227
                                                ------------------  -----------------
                                                $      4,521,181    $     2,755,358
                                                ==================  =================


LIABILITIES

   Reverse repurchase agreements (Note 3)       $      3,980,910    $     2,459,132
   Other borrowings (Note 3)                              11,319             14,187
   Payable for securities purchased                      120,557             32,683
   Accrued interest payable                               24,571             18,747
   Dividends payable (Note 6)                             11,450              7,299
   Accrued expenses and other                              9,019              1,112
                                                ------------------  -----------------
                                                       4,157,826          2,533,160
                                                ------------------  -----------------


SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock: par value $.01 per share;
      2,760,000 shares authorized; 9.68%
      Cumulative Convertible Series A, 2,760,000
      and none issued and outstanding,
      respectively                                        65,805                -
   Common stock: par value $.01 per share;
      47,240,000 shares authorized, 19,560,892
      and 16,219,241 shares issued and
      outstanding, respectively                              196                162
   Additional paid-in-capital                            301,911            233,177
   Available-for-sale securities:
      Unrealized gain (loss) (Note 2)                     (8,003)           (15,807)
      Realized deferred hedging gain                       3,441              4,541
   Retained  earnings                                          5                125
                                                ------------------  -----------------
                                                         363,355            222,198
                                                ------------------  -----------------

                                                $      4,521,181    $     2,755,358
                                                ==================  =================

See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (In thousands, except share data)


                                       Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                        1997        1996          1997        1996
                                    ----------- ------------  ----------- -----------
Interest income from ARM assets
  and cash                          $    68,088  $   40,173   $  174,710  $  108,556
Interest expense on borrowed funds      (54,862)    (32,221)    (137,977)    (87,188)
                                    ------------ -----------  ----------- -----------
   Net interest income                   13,226       7,952       36,733      21,368
                                    ------------ -----------  ----------- -----------

Gain (loss) on sale of ARM assets           335         520          360         533
Provision for credit losses                (223)       (200)        (623)       (200)
Management fee (Note 5)                    (974)       (430)      (2,661)     (1,194)
Performance fee (Note 5)                   (931)       (631)      (2,569)     (1,727)
Other operating expenses                   (251)       (183)        (689)       (452)
                                    ------------ -----------  ----------- -----------

   NET INCOME                       $    11,182  $    7,028   $   30,551  $   18,328
                                    ============ ===========  =========== ===========



Net income                          $    11,182  $    7,028   $   30,551  $   18,328
Dividend on preferred stock              (1,670)        -         (4,581)        -
                                    ------------ -----------  ----------- -----------

Net income available to common
  shareholders                      $     9,512  $    7,028   $   25,970  $   18,328
                                    ============ ===========  =========== ===========

Net income per common share         $       0.50 $      0.44  $      1.49 $      1.27
                                    ============ ===========  =========== ===========

Average number of common shares
  outstanding                         19,152,374  16,080,363   17,437,270  14,425,873
                                    ============ ===========  =========== ===========

See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Nine Months Ended September 30, 1997
(In thousands, except share data)

                                                              Available-for-Sale
                                                                  Securities
                                                           -------------------------
                                                                          Realized
                                              Additional    Unrealized    Deferred
                       Preferred    Common     Paid-in         Gain       Gain From    Retained
                         Stock       Stock     Capital        (Loss)       Hedging     Earnings     Total
                      -----------  --------  ------------  ------------  -----------  ----------  ---------
Balance,
  December 31, 1996   $      -     $   162   $   233,177   $   (15,807)  $    4,541   $     125   $222,198

Series A preferred
  stock issued, net
  of issuance
  cost (Note 5)           65,805       -             -             -            -           -       65,805

Issuance of common
  stock (Note 5)             -          11        20,407           -            -           -       20,418

Available-for-Sale
  Securities:  Fair
  value adjustment,
  net of amortization        -         -             -           5,756          -           -        5,756

  Deferred gain on
    sale of hedges,
    net of
    amortization             -         -             -             -           (742)        -         (742)

Net income                   -         -             -             -            -        19,369     19,369

Dividends declared on
  preferred stock -
  $1.055 per share           -         -             -             -            -        (2,912)    (2,912)

Dividends declared on
  common stock -
  $0.97 per share            -         -             -             -            -       (16,309)   (16,309)
                      -----------  --------  ------------  ------------  -----------  ----------  ---------
Balance,
  June 30, 1997           65,805       173       253,584       (10,051)       3,799         273    313,583

Issuance of common
  stock (Note 5)             -          23        48,327           -            -           -       48,350

Available-for-Sale
  Securities:  Fair
  value adjustment,
  net of amortization        -         -             -           2,048          -           -        2,048

  Deferred gain on
    sale of hedges,
    net of
    amortization             -         -             -             -           (358)        -         (358)

Net income                   -         -             -             -            -        11,182     11,182

Dividends declared on
  preferred stock -
  $0.605 per share           -         -             -             -            -        (1,670)    (1,670)

Dividends declared on
  common stock -
  $0.50 per share            -         -             -             -            -        (9,780)    (9,780)
                      -----------  --------  ------------  ------------  -----------  ----------  ---------
Balance,
  September 30, 1997  $   65,805   $   196   $   301,911   $    (8,003)  $    3,441   $       5   $363,355
                      ===========  ========  ============  ============  ===========  ==========  =========


See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                  1997          1996           1997          1996
                                              ------------  ------------   ------------  ------------
Operating Activities:
  Net Income                                  $    11,182   $     7,028    $    30,551   $    18,328
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Amortization                                  6,962         3,432         16,134        10,210
      Net (gain) loss from investing
      activities                                     (112)         (320)           263          (333)
      Change in assets and liabilities:
        Accrued interest receivable                 2,377)       (2,026)       (13,711)       (2,783)
        Prepaid expenses and other                    (91)         (791)          (249)         (864)
        Accrued interest payable                    5,298         1,529          5,824         2,774
        Accrued expenses and other                  3,140         1,231          7,907         1,274
                                              ------------  ------------  -------------  ------------
          Net cash provided by operating
          activities                               24,002        10,083         46,719        28,606
                                              ------------  ------------  -------------  ------------


Investing Activities:
  Available-for-sale assets:
    Purchase of ARM assets                       (786,268)     (310,220)    (2,256,576)   (1,068,522)
    Proceeds on sales of ARM assets                73,915        26,047        108,217        32,586
    Principal payments on ARM assets              208,511       107,298        494,546       327,880
  Held-to-maturity assets:
    Principal payments on adjustable-rate
    mortgage assets                                14,207        27,191         44,732        94,697
  ARM Loans:
    Purchase of ARM loans                         (31,325)          -          (45,075)          -
    Principal payments on ARM loans                   337           -              337           -
  Purchase of interest rate cap agreements         (1,234)          -           (3,128)         (423)
                                              ------------  ------------  -------------  ------------
          Net cash provided by (used in)
          investing activities                   (521,857)     (149,684)    (1,656,947)     (613,782)
                                              ------------  ------------  -------------  ------------


Financing Activities:
  Net borrowings from reverse repurchase
  agreements                                      469,338       137,677      1,521,778       546,919
  Net borrowings from (repayments of)
  other borrowings                                   (825)         (762)        (2,869)       (3,056)
  Proceeds from preferred stock issued                -             -           65,805           -
  Proceeds from common stock issued                48,350         2,456         68,768        55,560
  Dividends paid                                  (10,145)       (6,375)       (26,520)      (15,979)
                                              ------------  ------------  -------------  ------------
          Net cash provided by (used in)
          financing activities                    506,718       132,996      1,626,962       583,444
                                              ------------  ------------  -------------  ------------


Net increase (decrease) in cash and cash
equivalents                                         8,863        (6,605)        16,734        (1,732)

Cash and cash equivalents at beginning of
period                                             11,564         8,533          3,693         3,660

                                              ------------  ------------  -------------  ------------
Cash and cash equivalents at end of period    $    20,427   $     1,928   $     20,427   $     1,928
                                              ============  ============  =============  ============

Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

   ADJUSTABLE-RATE MORTGAGE ASSETS

     The Company's adjustable-rate mortgage ("ARM") assets are comprised of both ARM securities and ARM loans. The Company's policy is to classify each of its ARM securities as available-for-sale as they are purchased and then monitor each ARM security for a period of time, generally six to twelve months, prior to making a determination as to whether the ARM security will be classified as held-to-maturity. Management has made the determination that certain ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the ARM securities on a quarterly basis. All ARM securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All ARM securities designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

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

   CREDIT RISK

     The Company limits its exposure to credit losses on its portfolio of ARM assets by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Moody's or Standard & Poor's (the "Rating Agencies"). Additionally, the Company may purchase ARM loans and limit its exposure to credit losses by restricting its whole loan purchases to ARM loans originated to "A" quality underwriting standards. The Company further limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio, and currently has less than 5% of its portfolio invested in Other Investments. Other Investments generate a higher yield, believed to be commensurate with the additional credit risk of such investments. The majority of the Company's portfolio is comprised of ARM assets that are either guaranteed by an agency of the federal government or are rated within one of the two highest rating categories by at least one of the Rating Agencies.

     The Company monitors the delinquencies and losses on the underlying mortgages of its ARM securities. If the credit performance of the underlying mortgage loans is not as good as expected, the Company makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM securities including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. The Company also makes a monthly provision for possible credit losses on its portfolio of whole loans which is an increase to the reserve for possible loan losses. The provision for possible credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current and projected economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

   DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Cap Agreements classified as a hedge against held-to-maturity securities are initially carried at their fair value as of the time the Cap Agreements and the related securities are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. The Cap Agreements that are classified as a hedge against available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such securities. The carrying value of the Cap Agreements are included in ARM assets on the balance sheet. The amortization of the carrying value of the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

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

   NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents (e.g., convertible preferred stock and stock options), if dilutive, outstanding during the period.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
     128). SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 will replace Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS No. 128 will require dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also will require a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of the Diluted EPS computation. SFAS No. 128 will be effective for financial statements for periods ending after December 15, 1997.

     In February 1997,  the FASB issued SFAS No. 129,  Disclosure of Information
     about  Capital  Structure.   This  statement   establishes   standards  for
     disclosing information about an entity's capital structure.

     On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     The Company intends to comply with the requirements of these statements which are effective for periods ending after December 15, 1997. The Company has determined that these statements will not result in material changes to the Company's financial position and results of operations.

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

     Investments in ARM assets consists of ARM loans and ARM securities backed by ARM loans, primarily on single-family residential housing.

     The following tables present the Company's ARM assets as of September 30, 1997 and December 31, 1996. The ARM securities classified as available-for-sale are carried at their fair value, the ARM securities classified as held-to-maturity and the ARM loans are carried at their amortized cost basis (dollars in thousands):

            September 30, 1997:
                                             ARM Securities
                                       -------------------------
                                        Available-    Held-to-
                                         for-Sale     Maturity     ARM Loans       Total
                                       ------------ ------------  -----------  ------------
            Amortized cost basis       $ 4,012,390  $   414,576   $   44,712   $ 4,471,678
            Allowance for losses            (1,521)         -            (13)       (1,534)
                                       ------------ ------------  -----------  ------------
              Amortized cost, net        4,010,869      414,576       44,699     4,470,144
                                       ------------ ------------  -----------  ------------
            Gross unrealized gains          15,427        8,342          -          23,769
            Gross unrealized losses        (22,569)      (3,118)         -         (25,687)
                                       ------------ ------------  -----------  ------------
              Fair value               $ 4,003,727  $   419,800   $   44,699   $ 4,468,226
                                       ============ ============  ===========  ============


            December 31, 1996:
                                             ARM Securities
                                       -------------------------
                                        Available-    Held-to-
                                         for-Sale     Maturity     ARM Loans       Total
                                       ------------ ------------  -----------  ------------
            Amortized cost basis       $ 2,282,991  $   460,596   $      -     $ 2,743,587
            Allowance for losses              (990)         -            -            (990)
                                       ------------ ------------  -----------  ------------
              Amortized cost, net        2,282,001      460,596          -       2,742,597
                                       ------------ ------------  -----------  ------------
            Gross unrealized gains           7,686        4,169          -          11,855
            Gross unrealized losses        (22,408)      (4,306)         -         (26,714)
                                       ------------ ------------  -----------  ------------
              Fair value               $ 2,267,279  $   460,459   $      -     $ 2,727,738
                                       ============ ============  ===========  ============

     During the quarter ended September 30, 1997, the Company realized $446,000 in gains and $111,000 in losses on the sale of $73.6 million of ARM securities which were classified as available-for-sale.

     As of September 30, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,521,000, including a provision for credit losses of $210,000 during the quarter ended September 30, 1997. At this time, the Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $14.5 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these securities are performing and have varying degrees of remaining credit support that mitigate the Company's exposure to potential future credit losses. Additionally, during the third quarter, the Company, in accordance with its credit policies, recorded a $13,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

     As of September 30, 1997, the Company had $99.4 million of commitments to purchase ARM securities.

     The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 6.58% as of September 30, 1997 and 6.64% as of December 31, 1996.

     As of September 30, 1997 and December 31, 1996, the Company had purchased Cap Agreements with a remaining notional amount of $3.922 billion and $2.266 billion, respectively. The notional amount of the Cap Agreements purchased generally decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should either the three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates specified in the Cap Agreements, which range from 7.50% to 13.00% and average approximately 10.04%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.71% as of September 30, 1997. The initial aggregate notional amount of the Cap Agreements will decline to approximately $2.945 billion over the period of the agreements, which expire between 1999 and 2004. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and reduces the interest income on the Company's ARM assets during the period of amortization. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one of which is rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

     As of September 30, 1997, the Company had outstanding $3.981 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.76% and a weighted average remaining maturity of 3.7 months. As of September 30, 1997, $1.220 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one-, two-, three- or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at September 30, 1997 were collateralized by ARM securities with a carrying value of $4.189 billion, including accrued interest.

     At September 30, 1997, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                         Within 30 days           $     847,781
                         30 to 90 days                  870,617
                         90 days to one year          2,262,512
                                                  -------------
                                                  $   3,980,910
                                                  =============

     As of September 30, 1997, the Company had entered into two interest rate swap agreements having an aggregate notional balance of $250 million and a weighted average remaining term of 2.6 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 63 days to 68 days.

     Additionally, during the quarter ended September 30, 1997, the Company entered into three interest rate swap agreements that substantially offset the terms of three other outstanding interest rate swap agreements. These offsetting agreements have identical repricing dates and variable rates that negate each other and partially offsetting fixed rates that, on aggregate, generate an immaterial amount of net income to the Company over their remaining terms. The three previously outstanding swap agreements upon which the Company pays the fixed rate and receives the variable rate are cancelable each month by the counterparty. The offsetting agreements entered into during the third quarter are cancelable by the Company each month beginning in February of 1998. All six of these swap agreements mature during the first quarter of 1999.

     The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of September 30, 1997, there was no balance outstanding under this agreement.

     As of September 30, 1997, the Company had financed a portion of its portfolio of interest rate cap agreements with $11.3 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 2.3 years. The other borrowings financing cap agreements at September 30, 1997 were collateralized by ARM securities with a carrying value of $15.2 million, including accrued interest, and $500,000 of cash and cash equivalents. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                              1997        $      1,301
                              1998               4,509
                              1999               4,877
                              2000                 632
                                          ------------
                                          $     11,319
                                          ============

     During the quarter ended September 30, 1997, the total cash paid for interest was $59.5 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997 and December
     31, 1996. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollars in thousands):

                                    September 30, 1997            December 31, 1996
                                --------------------------   --------------------------
                                  Carrying        Fair         Carrying        Fair
                                   Amount        Value          Amount        Value
                                ------------  ------------   ------------  ------------
            Assets:
              ARM assets        $ 4,458,317   $ 4,465,956    $ 2,689,727   $ 2,692,521
              Cap agreements          4,685         2,270          5,465         2,535

            Liabilities:
              Other borrowings       11,319        11,560         14,187        14,744
              Swap agreements            32           428             (7)          440

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

     During the quarter ended September 30, 1997, the Company issued 151,963 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $3.2 million. For the nine month period ended September 30, 1997, the Company issued 367,801 shares of common stock under this plan and received net proceeds of $7.4 million.

     On September 17, 1997, the Company declared a third quarter dividend of $0.50 per common share which was paid on October 10, 1997 to common shareholders of record as of September 30, 1997. Additionally, the Company declared a dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock for the third quarter which was also paid on October 10, 1997 to preferred shareholders of record as of September 30, 1997. For federal income tax purposes such dividends are ordinary income to the Company's common and preferred shareholders.

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

     During the quarter ended September 30, 1997, there were 88,200 options granted to buy common shares at an exercise price of $22.625 along with 22,050 DERs. As of September 30, 1997, the Company had 855,066 options outstanding at exercise prices of $9.375 to $22.625 per share, 614,746 of which were exercisable. The weighted average exercise price of the options outstanding is $17.03 per share. There were 12,000 options exercised during the quarter ended September 30, 1997 by Mr. Stuart Sherman, a member of the Company's Board of Directors, at an exercise price of $15 for which the Company received proceeds of $180,000. As of the quarter ended September 30, 1997, there were 60,081 DERs granted, of which 31,101 were vested, and 199 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $20,000 for both the three- and nine-month periods ending September 30, 1997.

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

     For the quarters ended September 30, 1997 and 1996, the Company paid the Manager $974,000 and $430,000, respectively, in base management fees in accordance with the terms of the Agreement. For the nine month periods ended September 30, 1997 and 1996, the Company paid the Manager base management fees of $2,661,000 and $1,194,000, respectively.

     The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended September 30, 1997 and 1996, the Company paid the Manager $931,000 and $631,000, respectively, in performance based compensation in accordance with the terms of the Agreement. For the nine month periods ended September 30, 1997 and 1996, the Company paid the Manager performance based compensation in the amounts of $2,569,000 and $1,727,000, respectively.

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

GENERAL

Thornburg Mortgage Asset Corporation (the "Company") is a mortgage portfolio lending institution that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level.

The Company's ARM assets portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), ARM loans or short-term investments that either mature within one year or have an interest rate that reprices within one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

     (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
     (2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies"); or
     (3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors.

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

Since inception, the Company has generally invested less than 15% of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the ARM portfolio's overall high credit quality. The Company's ARM portfolio is currently comprised of approximately 4% of Other Investment assets. The Company may increase its investment in Other Investment assets, specifically classes of multi-class pass-through certificates, which may benefit from future credit rating upgrades as senior classes of these securities pay off or have the potential to increase in value as a result of the appreciation of underlying real estate values. The Company has also acquired ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the characteristics of the ARM securities originated and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market because the Company believes this strategy will increase the portfolio's total return and result in a higher net spread when considering the cost of financing and credit provisions. In pursuing this strategy the Company will likely have a higher degree of credit risk than when acquiring securities directly from the market. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with a high level of credit quality that provides an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At September 30, 1997, the Company held total assets of $4.521 billion, $4.463 billion of which consisted of ARM assets, as compared to $2.755 billion and $2.728 billion, respectively, at December 31, 1996. Since commencing operations, the Company has purchased either ARM securities which have been either backed by agencies of the U.S. government, privately-issued (generally publicly registered) mortgage securities, most of which are rated AA or higher by at least one of the Rating Agencies or ARM loans originated to "A" quality underwriting standards. At September 30, 1997, 95.7% of the Company's assets were High Quality assets as compared with the Company's investment policy of investing at least 70% of its total assets in High Quality ARM securities and cash and cash equivalents. All of the ARM securities currently owned by the Company are in the form of ARM pass-through certificates.

The following table presents a schedule of ARM assets owned at September 30, 1997 and December 31, 1996 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                          ARM PORTFOLIO BY ISSUER AND CREDIT RATING
                                   (amounts in thousands)

                                    September 30, 1997        December 31, 1996
                                 -------------------------  -------------------------
                                  Carrying     Portfolio     Carrying     Portfolio
                                    Value         Mix          Value         Mix
                                 ------------  -----------  ------------  -----------
HIGH QUALITY:
  FHLMC/FNMA                     $ 3,089,614         69.2%  $ 1,474,842         54.1%
  Privately Issued Securities:
    AAA/Aaa Rating                   344,046          7.7       260,031          9.5
    AA/Aa Rating                     843,858         18.9       862,727         31.6
                                 ------------  -----------  ------------  -----------
      Total Privately Issued       1,187,904         26.6     1,122,758         41.1
                                 ------------  -----------  ------------  -----------

                                 ------------  -----------  ------------  -----------
      Total High Quality           4,277,518         95.8     2,597,600         95.2
                                 ------------  -----------  ------------  -----------

OTHER INVESTMENT:
  Privately Issued Securities:
    A Rating                         113,014          2.6       106,531          3.9
    BBB/Baa Rating                    18,012          0.4        14,017          0.5
    BB/Ba rating                       9,721          0.2         9,727          0.4
  Whole loans                         44,737          1.0           -            -
                                 ------------  -----------  ------------  -----------
      Total Other Investment         185,484          4.2       130,275          4.8
                                 ------------  -----------  ------------  -----------

      Total ARM Portfolio        $ 4,463,002        100.0%  $ 2,727,875        100.0%
                                 ============  ===========  ============  ===========

As of September 30, 1997, the Company had reduced the cost basis of its ARM assets due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,521,000, including provisions for credit losses of $210,000 for ARM securities and $13,000 for ARM loans recorded during the quarter ended September 30, 1997. During the third quarter of 1997, the Company realized actual credit losses of $18,000 on one senior class of a multi-class pass-through security that is secured by single family loans. However, it is possible that these losses will be reimbursed at some future date if future deposits to a reserve fund credit enhancement account exceed future loss experience. At this time, the Company is providing for potential future losses on two securities, the aforementioned senior class of a multi-class pass-through security and one other, that have an aggregate carrying value of $14.5 million, which is less than 0.3% of the Company's total portfolio of ARM securities. Both of these securities are performing and have varying degrees of remaining credit support that mitigate the Company's exposure to potential future credit losses.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                  ARM PORTFOLIO BY INDEX
                                  (amounts in thousands)

                                           September 30, 1997          December 31, 1996
                                       --------------------------  -------------------------
                                         Carrying      Portfolio     Carrying     Portfolio
                                           Value          Mix         Value          Mix
                                       -------------  -----------  ------------  -----------
INDEX:
  One-month LIBOR                      $        -           -   %  $    10,646          0.4%
  Six-month LIBOR                         1,538,130         34.5     1,252,884         45.9
  Six-month Certificate of Deposit          232,643          5.2        69,348          2.6
  Six-month Constant Maturity Treasury       67,881          1.5         8,841          0.3
  One-year Constant Maturity Treasury     2,263,010         50.7     1,238,892         45.4
  Cost of Funds                             361,338          8.1       147,264          5.4
                                        ------------  -----------  ------------  -----------
                                        $ 4,463,002        100.0%  $ 2,727,875        100.0%
                                        ============  ===========  ============  ===========

The ARM portfolio had a current weighted average coupon of 7.65% at September 30, 1997. If the ARM portfolio were "fully indexed," the weighted average coupon would be 7.63%, based upon the current composition of the ARM portfolio and the applicable indices at September 30, 1997.

At September 30, 1997, the current yield of the ARM portfolio was 6.58%. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

During the quarter ended September 30, 1997, the Company purchased $786.3 million of ARM securities, 98.5% of which were High Quality assets, and $31.3 million of ARM loans originated to "A" quality underwriting standards. Of the ARM assets acquired during the third quarter, approximately 50% are indexed to US Treasury rates, 33% are indexed to LIBOR, 12% are indexed to a Cost of Funds Index and the remaining 5% to other miscellaneous indices. Although a larger proportion of fixed rate loans as compared to ARM loans are being originated in the current market, the Company has continued to find sufficient attractive ARM asset acquisition opportunities to continue its asset and earnings growth while maintaining the high credit quality profile of the ARM portfolio. The Company has placed particular emphasis on acquiring seasoned ARM assets, which are loans that were originated over five years ago. These ARM assets are expected to prepay at a slower rate than newly originated ARM assets. The Company believes, partially as a result of this strategy, that it has been experiencing lower prepayment activity in its ARM portfolio than it otherwise would have, which contributes to a higher and more stable ARM portfolio yield.

The Company also sold $73.6 million of ARM securities during the third quarter, all of which were High Quality ARM securities and were classified as available-for-sale, for a net gain of $335,000. The Company tracks the total return performance of each ARM asset on a monthly basis and regularly selects assets to be sold based on the overall performance of individual assets. In general, the assets selected for sale during the third quarter were primarily selected based on their prepayment characteristics.

During the nine month period ended September 30, 1997, the Company purchased $2,256.6 million of ARM securities, 98.5% of which were High Quality assets, and $45.1 million of ARM loans originated to "A" quality underwriting standards. The Company also sold $107.9 million of ARM securities during the nine month period ended September 30, 1997, $89.8 million of High Quality ARM securities and $18.1 million of Other Investments, all of which were classified as available-for-sale, at a net gain of $360,000.

For both the three month and nine month periods ended September 30, 1997, the Company's mortgage assets continued to pay down at an approximate average annualized constant prepayment rate of 22%, which approximates long-term expectations. In the event that actual prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company would have to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's ARM securities portfolio increased by $7.6 million during the quarter ended September 30, 1997. As of September 30, 1997, the Company's ARM securities portfolio available-for-sale, including the applicable Cap Agreements, had a net unrealized market value loss of $7.1 million, or 0.18% of the securities available-for-sale, as compared to a net unrealized market value loss of $14.7 million or 0.65% of the securities available-for-sale, as of December 31, 1996.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM portfolio should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM portfolio to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At September 30, 1997, the Cap Agreements owned by the Company had a remaining notional balance of $3.922 billion with an average final maturity of 3.3 years, as compared to a remaining notional balance of $2.266 billion with an average final maturity of 3.0 years at December 31, 1996. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the three-month or six-month LIBOR index increases above certain specified levels which range from 7.50% to 13.00% and average approximately 10.04%. The expense of the Company's hedging activity amounted to $885,000 and decreased the yield on the ARM portfolio by 0.09% during the quarter ended September 30, 1997. In general, the fair value of Cap Agreements increases when market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM portfolio. At September 30, 1997 the fair value of the Cap Agreements was $2.3 million, $11.2 million less than the amortized cost of the Cap Agreements. The following table presents information about the Company's Cap Agreement portfolio as of September 30, 1997:

                     CAP AGREEMENTS STRATIFIED BY STRIKE PRICE

                                                                    Weighted
     Hedged          Weighted     Cap Agreement                      Average
 ARM Securities       Average        Notional        Strike         Remaining
  Balance (1)        Life Cap        Balance          Price           Term
----------------   -----------   ---------------   -----------   ---------------
$   367,445,000         9.56%    $  366,786,000         7.50%          2.5 Years
    357,915,000        10.09        170,000,000         8.00           3.8
    103,173,000        10.54        207,821,000         8.50           1.9
    247,461,000        10.13        337,651,000         9.00           2.2
    155,353,000        10.84        159,482,000         9.50           3.0
    321,281,000        11.03        332,309,000        10.00           4.6
    463,351,000        11.48        478,318,000        10.50           3.1
    435,698,000        11.99        397,884,000        11.00           4.0
    437,863,000        12.54        578,154,000        11.50           4.7
    594,190,000        12.95        600,965,000        12.00           3.3
    242,283,000        13.53        193,575,000        12.50           2.7
    257,847,000        14.40         98,679,000        13.00           2.4
----------------   -----------   ---------------   -----------   ---------------
$ 3,983,860,000        11.71%    $3,921,624,000        10.04%          3.3 Years
================   ===========   ===============   ===========   ===============

----------------
(1) 90% of the ARM securities' balance which approximates the financed portion.

As of September 30, 1997, the Company had entered into two interest rate swap agreements having an aggregate notional balance of $250 million and a weighted average remaining term of 2.6 months. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR Index. As of September 30, 1997, the average cost of the Company's borrowings was 5.79%, which includes the impact of the interest rate swap agreements. As a result of entering into these agreements the Company extended the weighted average term to the next re-pricing date of its borrowing from 63 days to 68 days.

Additionally, during the quarter ended September 30, 1997, the Company entered into three interest rate swap agreements that substantially offset the terms of three other outstanding interest rate swap agreements. These offsetting agreements have identical repricing dates and variable rates that negate each other and partially offsetting fixed rates that, on aggregate, generate an immaterial amount of net income to the Company over their remaining terms. The three previously outstanding swap agreements upon which the Company pays the fixed rate and receives the variable rate are cancelable each month by the counterparty. The offsetting agreements entered into during the third quarter are cancelable by the Company each month beginning in February of 1998. All six of these swap agreements mature during the first quarter of 1999.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.4 million. In May 1997, the Company issued 861,850 shares of common stock at a price of $19.50 per share. Net proceeds from this issuance totaled $16.2 million. In July 1997, the Company issued 2,100,000 shares of common stock at a price of $22.625 per share and received net proceeds of $45.0 million. Primarily as a result of these issuances of common and preferred stock, the Company's shareholders' equity, excluding the fair value adjustment for assets held as available-for sale, has grown to $371.4 million as of September 30, 1997 from $238.0 million as of December 31, 1996. As of September 30, 1997, the Company's ratio of shareholders' equity to assets, excluding the fair value adjustment for assets held as available-for sale, was 8.20% as compared to 8.59% as of December 31, 1996. The ratio of shareholders' equity to assets as of September 30, 1997 reflects the high level of asset acquisition opportunities that the Company has been able to take advantage of during 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

For the quarter ended September 30, 1997, the Company's net income was $11,182,000 as compared to $7,028,000 for the quarter ended September 30, 1996. Net income available to common shareholders, after the $0.605 per share dividend to preferred shareholders, increased to $9,512,000 or $0.50 per common share based on weighted average common shares of 19,152,374 from $7,028,000 or $0.44 per common share based on weighted average common shares of 16,080,363 for the quarter ended September 30, 1996. This is an increase in net income per common share available to common shareholders of 14%. Net interest income for the quarter totaled $13,226,000 as compared to $7,952,000 for the same period in 1996, an increase of 66%. Net interest income is comprised of the interest income earned on mortgage investments and cash less interest expense from borrowings. During the third quarter of 1997, the Company recorded a gain on the sale of ARM securities of $335,000 as compared to a gain of $520,000 during the third quarter of 1996. Additionally, during the third quarter of 1997, the Company reduced its earnings and the carrying value of its ARM securities by reserving $223,000 for potential credit losses as compared to $200,000 for this same time period in 1996. For the quarter ended September 30, 1997, the Company incurred operating expenses of $2,156,000 consisting of a base management fee of $974,000, a performance based fee of $931,000 and other operating expenses of $251,000. During the same period of 1996, the Company incurred operating expenses of $1,244,000 consisting of a base management fee of $430,000, a performance based fee of $631,000 and other operating expenses of $183,000.

The Company's return on average common equity was 12.70% for the quarter ended September 30, 1997 as compared to 11.86% for the same period in 1996. The
Company's return on average common equity for the nine month period ended September 30, 1997 was 13.15% as compared to 11.42% for the same period in 1996. The table below highlights the historical trend and the components of return on average common equity (annualized):

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                   Net    Provision     Gain                                                Net
                Interest     For       (Loss)          G & A     Permformance  Preferred  Income/
   For The      Income/    Losses/     on ARM      Expense (2)/      Fee/      Dividend/  Equity
Quarter Ended   Equity     Equity    Sales/Equity     Equity        Equity      Equity     (ROE)
-------------  ---------  ---------  ------------  ------------  ------------  ---------  -------
Mar 31, 1995      2.58%      -         -1.47%          1.02%         -           -          0.09%
Jun 30, 1995      5.51%      -          -              1.04%         -           -          4.47%
Sep 30, 1995      9.85%      -          0.09%          1.07%         0.34%       -          8.54%
Dec 31, 1995     11.94%      -          0.11%          1.05%         0.97%       -         10.03%
Mar 31, 1996     13.37%      -          0.03%          1.04%         1.27%       -         11.08%
Jun 30, 1996     13.14%      -          -              1.00%         0.92%       -         11.22%
Sep 30, 1996     13.42%      0.34%      0.88%          1.03%         1.07%       -         11.86%
Dec 31, 1996     14.99%      1.32%      1.38%          1.46%         1.23%       -         12.37%
Mar 31, 1997     18.85%      0.32%      0.01%          1.65%         1.43%       2.07%     13.40%
Jun 30, 1997     19.48%      0.34%      0.03%          1.81%         1.25%       2.67%     13.45%
Sep 30, 1997     17.66%      0.30%      0.45%          1.64%         1.24%       2.23%     12.70%

-------------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2)  Excludes performance fees.

The decline in the Company's return on common equity from the second quarter of 1997 to the third quarter of 1997 is due to the decline in the net interest spread between the Company's interest earning assets and interest bearing liabilities from 0.90% as of June 30, 1997 to 0.79% as of September 30, 1997. The primary reason for this decline in the net interest spread has to do with the current relationship between the one-year U. S. Treasury rate and LIBOR. During the third quarter, the one-year U. S. Treasury rate declined by approximately 0.20% whereas LIBOR rates remained substantially the same throughout the quarter. Approximately 50% of the Company's ARM assets are indexed to the one-year U. S. Treasury rate and, therefore, the yield on such assets declined with the index. Conversely, the interest rate on the Company's borrowings is generally LIBOR based and, thus, did not change significantly during the third quarter. To put this in perspective, the one-year U. S. Treasury rate had a spread of -0.24% to the average of the one- and three-month LIBOR rate as of September 30, 1997 as compared to having a spread of -0.06% at June 30, 1997, -0.02% at December 31, 1996, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1992 to 1996, the average spread was 0.20%. The Company does not know when or if the current relationship between the one-year U. S. Treasury rate and LIBOR will revert back to these historical norms, but the Company's spreads are expected to rebound when and if the relationship does revert.

For the quarter ended September 30, 1997, the Company's taxable income was $9,737,000 or $0.51 per weighted average share outstanding. Taxable income in the third quarter of 1997 excludes the loss provisions of $223,000 and an expense of $20,000 for DERs and PSRs but includes actual credit losses of $18,000. For the quarter ended September 30, 1996, the Company's taxable income was $6,708,000 or $0.42 per weighted average share outstanding. Taxable income in the third quarter of 1996 included the effect of $520,000 of capital loss carry forwards from 1995 and excluded the loss provisions of $200,000 recorded during the third quarter of 1996. The Company generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level, and as a REIT, is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return.

The following table highlights the quarterly dividend history of the Company's common shares:

                              COMMON DIVIDEND SUMMARY
                 ($ in thousands, except per common share amounts)

                                                 Common         Common        Cumulative
                  Taxable      Taxable Net      Dividend       Dividend     Undistributed
  For The           Net         Income Per      Declared        Pay-out        Taxable
Quarter Ended    Income (1)      Share (2)    Per Share (2)    Ratio (3)      Net Income
-------------  -------------  --------------  -------------  -------------  -------------
Mar 31, 1995   $     701      $     0.06      $    0.15            252%          (874)
Jun 30, 1995       1,993            0.17           0.15             89%          (634)
Sep 30, 1995       3,791            0.32           0.25             79%           139
Dec 31, 1995       4,535            0.37           0.38            102%            41
Mar 31, 1996       5,118            0.41           0.40             97%           188
Jun 30, 1996       6,169            0.42           0.40            103%           (18)
Sep 30, 1996       6,708            0.42           0.40             96%           250
Dec 31, 1996       8,164            0.50           0.45             89%         1,115
Mar 31, 1997       8,224            0.50           0.48             95%         1,505
Jun 30, 1997       8,573            0.51           0.49             99%         1,603
Sep 30, 1997       9,737            0.51           0.50            100%         1,560

-------------
(1)  Taxable net income after preferred dividends.
(2)  Weighted average common shares outstanding.
(3) Common dividend declared divided by applicable quarter's taxable income available to common shareholders.

The primary reasons for the rise in the Company's net interest income for the third quarter of 1997 as compared to the same period of 1996 was the combined effect of the increased size of the Company's balance sheet as well as an increase in the yield on the Company's portfolio of ARM assets, partially offset by an increase in the Company's cost of funds. Net interest income increased by $5,274,000. Of this increase, the increased average size of the Company during the third quarter of 1997 as compared to 1996 contributed to higher net interest income in the amount of $5,006,000. The average balance of the Company's interest earning assets was $4.144 billion during the third quarter of 1997 as compared to $2.506 billion during the same period of 1996, an increase of 65%. Additionally, $1,006,000 is the result of the higher yield on the Company's ARM assets portfolio and other interest earning assets. This was partially offset by an increase to the Company's cost of funds which had an impact of $738,000 for a combined favorable rate variance of $268,000. The yield on the Company's interest earning assets during the quarter ended September 30, 1997 was 6.57% as compared to 6.41% during the same period of 1996. During these same periods, the Company's cost of funds increased to 5.79% in 1997 from 5.66% in 1996. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, was 1.28% for the third quarter of 1997 as compared to 1.27% for the same period of 1996.

The following table highlights the components of net interest spread and the annualized yield on net interest earning assets as of each applicable quarter end (dollars in millions):

     COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)

                                ARM Assets
                         --------------------------                             Yield on
               Average   Wgt. Avg.                   Yield on                      Net
               Interest   Fully     Weighted  Yield  Interest  Cost      Net    Interest
  As of the    Earning   Indexed    Average    Adj.  Earning    of    Interest  Earning
Quarter Ended   Assets    Coupon     Coupon    (2)    Assets   Funds   Spread    Assets
-------------  --------  ---------  --------  -----  --------  -----  --------  --------
Mar 31, 1995   $1,748.7    8.46%      6.33%   0.26%    6.07%   6.33%   -0.26%     0.49%
Jun 30, 1995    1,809.7    7.94%      6.77%   0.40%    6.37%   6.21%    0.16%     0.55%
Sep 30, 1995    1,864.3    7.93%      7.24%   0.58%    6.66%   6.04%    0.62%     1.04%
Dec 31, 1995    1,975.6    7.51%      7.42%   0.69%    6.73%   6.05%    0.68%     1.11%
Mar 31, 1996    2,025.8    7.56%      7.48%   0.99%    6.49%   5.60%    0.89%     1.32%
Jun 30, 1996    2,248.2    7.83%      7.28%   0.85%    6.43%   5.59%    0.84%     1.32%
Sep 30, 1996    2,506.0    7.80%      7.31%   0.80%    6.51%   5.71%    0.80%     1.32%
Dec 31, 1996    2,624.4    7.61%      7.57%   0.93%    6.64%   5.72%    0.92%     1.34%
Mar 31, 1997    2,950.6    7.93%      7.53%   0.89%    6.65%   5.67%    0.98%     1.54%
Jun 30, 1997    3,464.1    7.75%      7.57%   0.90%    6.67%   5.77%    0.90%     1.39%
Sep 30, 1997    4,143.7    7.63%      7.65%   1.07%    6.58%   5.79%    0.79%     1.22%

------------
(1)  Yield on Net Interest  Earning  Assets is computed by dividing  annualized net interest income by the average daily balance of interest earning assets.
(2)  Yield  adjustments  include the impact of amortizing  premiums and  discounts, the cost of  hedging  activities,  the  amortization  of  deferred  gains from hedging  activities  and the  impact of  principal  payment  receivables.  The following  table presents these  components of the yield  adjustments  for the dates presented in the table above:

          COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                 Amort. of
                          Impact of               Deferred
               Premium/   Principal              Gain from    Total
  As of the    Discount    Payments    Hedging    Hedging     Yield
Quarter Ended    Amort.   Receivable   Activity   Activity  Adjustment
-------------  ---------  ----------   --------  ---------  ----------
Mar 31, 1995     0.22%      0.02%        0.21%     -0.19%      0.26%
Jun 30, 1995     0.26%      0.03%        0.28%     -0.17%      0.40%
Sep 30, 1995     0.37%      0.06%        0.31%     -0.16%      0.58%
Dec 31, 1995     0.43%      0.10%        0.32%     -0.16%      0.69%
Mar 31, 1996     0.77%      0.11%        0.31%     -0.20%      0.99%
Jun 30, 1996     0.67%      0.07%        0.27%     -0.16%      0.85%
Sep 30, 1996     0.57%      0.08%        0.25%     -0.10%      0.80%
Dec 31, 1996     0.69%      0.09%        0.23%     -0.08%      0.93%
Mar 31, 1997     0.63%      0.13%        0.19%     -0.07%      0.89%
Jun 30, 1997     0.66%      0.13%        0.16%     -0.05%      0.90%
Sep 30, 1997     0.85%      0.12%        0.15%     -0.05%      1.07%

As of September 30, 1997, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.58% as compared to 6.67% as of June 30, 1997, a decrease of 0.09%. The Company's cost of funds as of September 30, 1997 was 5.79% as compared to 5.77% as of June 30, 1997, an increase of 0.02%. As a result of these changes, the Company's net interest spread as of September 30, 1997 was 0.79% as compared to 0.90% as of June 30, 1997, a decrease of 0.11%. This reduction in the net interest spread is primarily due to the relationship between the one-year U. S. Treasury rate and LIBOR as discussed above.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended September 30, 1997 and 1996:

                              AVERAGE BALANCE AND RATE TABLE
                                  (Amounts in thousands)

                                              For the Quarter       For the Quarter
                                              Ended September       Ended September
                                                  30, 1997              30, 1996
                                          ---------------------  ---------------------
                                           Average    Effective   Average    Effective
                                           Balance      Rate      Balance      Rate
                                          ----------  ---------  ----------  ---------
Interest Earning Assets:
  Adjustable-rate mortgage assets         $4,116,223     6.58%   $2,489,894     6.42%
  Cash and cash equivalents                   27,524     5.66        16,106     5.42
                                          ----------  ---------  ----------  ---------
                                           4,143,747     6.57     2,506,000     6.41
                                          ----------  ---------  ----------  ---------
Interest Bearing Liabilities:
  Borrowings                               3,788,879     5.79     2,276,228     5.66

                                          ----------  ---------  ----------  ---------
Net Interest Earning Assets and Spread    $  354,868     0.78%   $  229,772     0.75%
                                          ==========  =========  ==========  =========

Yield on Net Interest Earning Assets (1)                 1.28%                  1.27%
                                                      =========              =========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

During the third quarter of 1997, the Company realized a net gain from the sale of ARM securities in the amount of $335,000 as compared to a gain of $520,000 during the third quarter of 1996. Additionally, the Company recorded an expense for credit losses in the amount of $223,000 during the quarter ended September 30, 1997, although the Company only incurred actual credit losses of $18,000 during the quarter, as compared to an expense for credit losses in the amount of $200,000 during the same period in 1996. The Company provided for additional credit losses because its review of underlying ARM collateral indicates potential for some loss on two ARM securities, which are being carried at their current market value of $14.5 million, or 0.3% of the Company's ARM portfolio. The Company also has a policy to regularly record a provision for possible credit losses on its portfolio of ARM loans.

For the quarter ended September 30, 1997, the Company's ratio of operating expenses to average assets was 0.21% as compared to 0.20% for the same quarter of 1996 and as compared to 0.22% for the previous quarter ended June 30, 1997. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans, enabling the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive return on equity when compared to these more traditional mortgage portfolio lending institutions.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee
                          & Other            Performance             Total
    For The              Expenses/              Fee/            G & A Expense/
 Quarter Ended        Average Assets       Average Assets       Average Assets
----------------     ----------------     ----------------     ----------------
Mar 31, 1995               0.10%                0.00%                0.10%
Jun 30, 1995               0.10%                0.00%                0.10%
Sep 30, 1995               0.10%                0.03%                0.13%
Dec 31, 1995               0.10%                0.09%                0.19%
Mar 31, 1996               0.09%                0.12%                0.21%
Jun 30, 1996               0.10%                0.09%                0.19%
Sep 30, 1996               0.10%                0.10%                0.20%
Dec 31, 1996               0.13%                0.11%                0.24%
Mar 31, 1997               0.14%                0.11%                0.25%
Jun 30, 1997               0.13%                0.09%                0.22%
Sep 30, 1997               0.12%                0.09%                0.21%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine month period ended September 30, 1997, the Company's net income was $30,551,000 as compared to $18,328,000 for the same period of 1996. Net income available to common shareholders, after the $1.66 per share dividend to preferred shareholders for the period from January 24, 1997 (date of issuance) through September 30, 1997, increased to $25,970,000 or $1.49 per common share based on weighted average common shares of 17,437,270 from $18,328,000 or $1.27 per common share based on weighted average common shares of 14,425,873 for the nine month period ended September 30, 1996. This is an increase in net income available to common shareholders per common share of 17%. Net interest income for the first nine months of 1997 totaled $36,733,000 as compared to $21,368,000 for the same period in 1996, an increase of 72%. Net interest income is comprised of the interest income earned on mortgage investments and cash, less interest expense from borrowings. During the first nine months of 1997, the Company recorded a gain on the sale of ARM securities of $360,000 as compared to a net gain of $533,000 during the same period of 1996. Additionally, during the first nine months of 1997, the Company reduced earnings and the carrying value of its ARM assets by $623,000 for projected credit losses as compared to $200,000 during the same period of 1996. The Company incurred operating expenses of $5,919,000 for the nine month period, consisting principally of the base management fee of $2,661,000, a performance fee of $2,569,000 and other miscellaneous expenses of $689,000 as compared to operating expenses of $3,373,000 for the same period in 1996, consisting principally of the base management fees of $1,194,000, a performance fee of $1,727,000 and other miscellaneous expenses of $452,000.

As discussed above, the primary reasons for the rise in the Company's net interest income for the nine month period ended September 30, 1997 as compared to the same period of 1996 was the combined effect of the increased size of the Company as well as an increase in the yield on the Company's portfolio of ARM assets, partially offset by an increase in the Company's cost of funds. Net interest income increased by $15,365,000. Of this increase, the increased average size of the Company's investment portfolio during the first nine months of 1997 as compared to 1996 contributed to higher net interest income in the amount of $12,972,000. The average balance of the Company's interest earning assets was $3.519 billion during the first nine months of 1997 as compared to $2.260 billion during the same period of 1996, an increase of 56%. Additionally, $3,620,000 is the result of the higher yield on the Company's ARM assets portfolio and other interest earning assets. This was partially offset by an increase to the Company's cost of funds which had an impact of $1,227,000 for a combined favorable rate variance of $2,393,000. The yield on the Company's interest earning assets during the nine month period ended September 30, 1997 was 6.62% as compared to 6.40% during the same period of 1996. Also, during these same periods, the Company's cost of funds increased to 5.74% in 1997 from 5.66% in 1996. The Company's yield on net interest earning assets, which includes the impact of shareholders' equity, rose to 1.39% for the first nine months of 1997 from 1.26% for the same period of 1996.

As of the end of the quarter ended September 30, 1997, the Company's yield on its ARM portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.58% as compared to 6.64% as of December 31, 1996, a decrease of 0.06%. The Company's cost of funds as of September 30, 1997 was 5.79% as compared to 5.72% as of December 31, 1996, an increase of 0.07%. As a result of these changes, the Company's net interest spread as of September 30, 1997 was 0.79% as compared to 0.92% as of December 31, 1996, a decrease of 0.13%.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the nine month periods ended September 30, 1997 and September 30, 1996:

                              AVERAGE BALANCE AND RATE TABLE
                                  (Amounts in thousands)

                                             For the Nine Month   For the Nine Month
                                               Period Ended         Period Ended
                                             September 30, 1997   September 30, 1996
                                          ---------------------  --------------------
                                           Average    Effective   Average    Effective
                                           Balance       Rate     Balance       Rate
                                          ----------  ---------  ----------  ---------
Interest Earning Assets:
  Adjustable-rate mortgage assets         $3,498,843     6.62%   $2,245,058     6.41%
  Cash and cash equivalents                   20,643     5.61        14,935     5.27
                                          ----------  ---------  ----------  ---------
                                           3,519,486     6.62     2,259,993     6.40
                                          ----------  ---------  ----------  ---------
Interest Bearing Liabilities:
  Borrowings                               3,204,859     5.74     2,053,632     5.66

                                          ----------  ---------  ----------  ---------
Net Interest Earning Assets and Spread    $  314,627     0.88%   $  206,361     0.74%
                                          ==========  =========  ==========  =========

Yield on Net Interest Earning Assets (1)                 1.39%                  1.26%
                                                      =========              =========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The increase in the Company's operating expenses is primarily the result of increased management and performance fees paid to the Manager which are commensurate with the increased equity base of the Company and the increase in the Company's return on equity. In order for the Manager to earn a performance fee, the rate of return to the shareholders, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first nine months of 1997, the Manager earned a performance fee of $2,569,000 as compared to $1,727,000 during the same period of 1996. During the nine month period ended September 30, 1997, after paying this performance fee, the Company's return on average common equity reached 13.15% as compared to 11.42% during the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended September 30, 1997 and 1996 consisted of reverse repurchase agreements, which totaled $3.981 billion and $2.328 billion at the respective quarter ends. The Company's other significant source of funds for the quarters ended September 30, 1997 and 1996 consisted of payments of principal and interest from its ARM portfolio in the amounts of $294.9 million and $176.4 million, respectively. In the future, the Company expects its primary sources of funds will continue to consist of monthly payments of principal and interest on its ARM portfolio and of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities and possibly from asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at September 30, 1997 had a weighted average interest cost of 5.79%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 6.8 months and a weighted average remaining term to maturity of 3.7 months. As of September 30, 1997, $1.220 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one-, two-, three- or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with twenty-four different investment banking firms and commercial banks and at September 30, 1997 had borrowed funds under reverse repurchase agreements with fifteen of these firms. Because the Company borrows funds based on the fair value of its ARM assets, the Company's borrowing ability could be adversely affected as a result of either a significant increase in short-term interest rates or a credit downgrade of a mortgage pool or a mortgage pool insurer, either of which would reduce the fair value of the Company's ARM securities. If such a decrease in fair value was significant enough, it could require the Company to sell assets in order to maintain liquidity. For the quarter ended September 30, 1997, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements. Further, the Company has always maintained sufficient liquidity to meet its cash requirements from its primary sources of funds and believes it will be able to do so in the future.

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

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "Plan") designed to provide a convenient and economical way for existing common and preferred shareholders to automatically invest their dividends into shares of common stock and to purchase common shares at a 3% discount from the current market price, as defined in the Plan. As a result of third quarter 1997 participation in the Plan, the Company issued 151,963 new shares of common stock and received $3.2 million of new equity capital. During the nine month period ended September 30, 1997, the Company issued 367,801 new shares of common stock and received $7.4 million of new equity capital.

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

The Company's earnings can also be affected by variations in the amount and direction of change among the various indices upon which the interest income from the Company's ARM asset portfolio is generated and the similar, but not identical, effect on the Company's cost of borrowing. In general, the Company has chosen to invest in diverse assets that are affected by a variety of indices whereas the cost of the Company's borrowings most closely corresponds to LIBOR. This contributes to fluctuations in the spread between the Company's asset yield and its cost of borrowed money which can cause both favorable and unfavorable fluctuations in the Company's earnings depending upon the current relationship between the indices.

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

OTHER MATTERS

As of September 30, 1997, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.6% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its 1997 revenue for the first nine months of 1997 qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the nine month period ended September 30, 1997 subject to the 30% income limitation under the REIT rules amounted to 0.72% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1997, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 1997, the Company calculates that it is in compliance with this requirement.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          At September 30, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
          Not applicable

Item 3.  Defaults Upon Senior Securities
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits
            None

      (b)   Reports on Form 8-K

            The Registrant has filed the following three Current Reports on Form 8-K during the period covered by the Form 10-Q:

            (i) Current Report on Form 8-K, dated July 3, 1997 regarding the Registrant's press release dated July 3, 1997 announcing the filing of a prospectus supplement with the Securities and Exchange Commission for the public offering of 2,000,000 shares of common stock. The press release was included as an Exhibit to the Current Report on Form 8-K.

           (ii) Current Report on Form 8-K, dated July 10, 1997 regarding the Registrant's press release dated July 10, 1997 announcing the Registrant's earnings for the quarter ending June 30, 1997. The press release was included as an Exhibit to the Current Report on Form 8-K.

          (iii) Current Report on Form 8-K, dated July 14, 1997 regarding the Underwriting Agreement entered into by the Registrant on July 14, 1997. The Underwriting Agreement was included as an Exhibit to the Current Report on Form 8-K.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  October 30, 1997            By:  /s/ Larry A. Goldstone
                                         -------------------------------
                                         Larry A. Goldstone,
                                         President and Chief Operating Officer
                                         (authorized officer of registrant)




Dated:  October 30, 1997            By:  /s/ Richard P. Story
                                         -------------------------------
                                         Richard P. Story,
                                         Chief Financial Officer and Treasurer
                                         (principal accounting officer)