Form 10-K
period 1997-12-31
THORNBURG MORTGAGE ASSET CORP
filed 1998-03-30
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(MARK ONE)
   X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF  THE  SECURITIES
------ EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED:    DECEMBER 31, 1997

                                      OR

------ TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM       TO
                                      -----    -----

                      COMMISSION FILE NUMBER: 001-11914

                     THORNBURG MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its Charter)

                           MARYLAND                    85-0404134
               (State or other jurisdiction of      (I.R.S. Employer
                incorporation or organization)    Identification Number)

                              119 E. MARCY STREET
                              SANTA FE, NEW MEXICO                 87501
                     (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code (505) 989-1900

         Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                     Name of Exchange on Which Registered
-------------------------------------      ------------------------------------
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
        Yes     X      No
            --------      --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 16, 1998, the aggregate market value of the voting stock held by non-affiliates was $340,084,062, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 16, 1998:  21,107,131

DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's definitive Proxy Statement dated March 30, 1998, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 30, 1998, are incorporated by reference into Parts I and III.

                     THORNBURG MORTGAGE ASSET CORPORATION

                         1997 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS


                                    PART I
                                                                          Page

   ITEM 1.  BUSINESS....................................................    3

   ITEM 2.  PROPERTIES..................................................   14

   ITEM 3.  LEGAL PROCEEDINGS...........................................   14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14

                                   PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED SHAREHOLDER MATTERS..........................   15

   ITEM 6.  SELECTED FINANCIAL DATA.....................................   16

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   17

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   28

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE......................   28

                                   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   29

   ITEM 11. EXECUTIVE COMPENSATION......................................   29

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...............................................   29

   ITEM 13. CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS.............   29

                                   PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K......................................   29

   FINANCIAL STATEMENTS.................................................   F-1

   SIGNATURES

   EXHIBIT INDEX

                                       PART I

ITEM 1.  BUSINESS

GENERAL

Thornburg Mortgage Asset Corporation (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT".

OPERATING POLICIES AND STRATEGIES

Investment Strategies

The Company's investment strategy is to purchase ARM securities and ARM loans originated and serviced by other mortgage lending institutions. Increasingly, mortgage lending is being conducted by mortgage lenders who specialize in the origination and servicing of mortgage loans and then sell these loans to other mortgage investment institutions, such as the Company. The Company believes it has a competitive advantage in the acquisition and investment of these mortgage securities and mortgage loans because of the low cost of its operations relative to traditional mortgage investors like banks and savings and loans. Like traditional financial institutions, the Company seeks to generate income for distribution to its shareholders primarily from the difference between the interest income on its ARM assets and the financing costs associated with carrying its ARM assets.

The Company purchases ARM assets from broker-dealers and financial institutions that regularly make markets in these assets. The Company can also purchase ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), ARM loans or short-term investments that either mature within one year or have an interest rate that reprices within one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

   (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
   (2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's Investors Service, Inc. (the "Rating Agencies"); or
   (3)securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors.

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

Since inception, the Company has generally invested less than 15%, currently approximately 6%, of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the ARM portfolio's overall high credit quality. By increasing its investment in Other Investment assets, specifically classes of multi-class pass-through certificates, the Company may benefit from future credit rating upgrades as senior classes of these securities pay off or have the potential to increase in value as a result of the appreciation of underlying real estate values.

The Company also acquires ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the characteristics of the ARM securities originated and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market because the Company believes this strategy will increase the portfolio's total return and result in a higher net spread when considering the cost of financing and credit provisions. In pursuing this strategy the Company will likely have a higher degree of credit risk than when acquiring securities directly from the market. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with a high level of credit quality that provides an attractive return on equity.

On March 23, 1998, the Board of directors approved an expansion of the Company's investment strategies to include portfolio investments in "Hybrid ARMs", which are loans or securities backed by Hybrid ARM loans. Hybrid ARM loans have an interest rate that is fixed for an initial period of time, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the loan. The Company will not invest more than 20% of its ARM assets in Hybrid ARMs and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to approximately one year.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Financing Strategies

The Company employs a leveraging strategy to increase its assets by borrowing against its ARM assets and then uses the proceeds to acquire additional ARM assets. By leveraging its portfolio in this manner, the Company expects to maintain an equity-to-assets ratio between 8% to 10%, when measured on a historical cost basis. The Company believes that this level of capital is sufficient to allow the Company to continue to operate in interest rate environments in which the Company's borrowing rates might exceed its portfolio yield. These conditions could occur when the interest rate adjustments on the ARM assets lag the interest rate increases in the Company's variable rate borrowings or when the interest rate of the Company's variable rate borrowings are mismatched with the interest rate indices of the Company's ARM assets. The Company also believes that this capital level is adequate to protect the Company from having to sell assets during periods when the value of its ARM assets are declining. If the ratio of the Company's equity-to-total assets, measured on a historical cost basis, falls below 8%, then, the Company will take action to increase its equity-to-assets ratio to 8% of total assets or greater, when measured on a historical cost basis, through normal portfolio amortization, raising equity capital, sale of assets or other steps as necessary.

The Company's ARM assets are financed primarily at short-term borrowing rates and can be financed utilizing reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit and other secured or unsecured financings which the Company may establish with approved institutional lenders. To date, reverse repurchase agreements have been the primary source of financing utilized by the Company to finance its ARM assets. Generally, upon repayment of each reverse repurchase agreement the ARM assets used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement. The Company has established lines of credit and collateralized financing agreements with twenty-four different financial institutions.

Reverse repurchase agreements take the form of a simultaneous sale of pledged assets to a lender at an agreed upon price in return for the lender's agreement to resell the same assets back to the borrower at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, provisions of the Federal Bankruptcy Code, if applicable, may permit the lender to consider the agreement to resell the assets to be an executory contract that, at the lender's option, may be either assumed or rejected by the lender. If a bankrupt lender rejects its obligation to resell pledged assets to the Company, the Company's claim against the lender for the damages resulting therefrom may be treated as one of many unsecured claims against the lender's assets. These claims would be subject to significant delay and, if and when payments are received, they may be substantially less than the damages actually suffered by the Company. To mitigate this risk the Company enters into collateralized borrowings with only financially sound institutions approved by the Board of Directors, including a majority of unaffiliated directors, and monitors the financial condition of such institutions on a regular, periodic basis.

The Company mitigates its interest-rate risk from borrowings by selecting maturities that approximately match the interest-rate adjustment periods on its ARM assets. Accordingly, borrowings bear variable or short-term fixed (one year or less) interest rates. Generally, the borrowing agreements require the Company to deposit additional collateral in the event the market value of existing collateral declines, which, in dramatically rising interest rate markets, could require the Company to sell assets to reduce the borrowings.

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

Hedging Strategies

The Company makes use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on its net interest income. In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM security contains a contractual maximum rate. The borrowings incurred by the Company to finance its ARM assets portfolio are not subject to equivalent interest rate caps. Accordingly, the Company purchases interest rate cap agreements to prevent the Company's borrowing costs from exceeding the lifetime maximum interest rate on its ARM assets. These agreements have the effect of offsetting a portion of the Company's borrowing costs if prevailing interest rates exceed the rate specified in the cap agreement. An interest rate cap agreement is a contractual agreement whereby the Company pays a fee, which may at times be financed, typically to either a commercial bank or investment banking firm, in exchange for the right to receive payments equal to the difference between a contractually specified cap rate level and a periodically determined future interest rate times a contractually specified principal, or notional, amount. These agreements also may appreciate in value as interest rates rise, though not usually by as much as the market value of its ARM assets would decline, which would thereby offset some of the decline in the market value of the Company's portfolio of ARM assets.

In addition, ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate change on any interest rate adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings incurred by the Company do not have similar periodic caps. The Company generally does not hedge against the risk of its borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate.

The Company has also entered into interest rate swap agreements. In accordance with the terms of the swap agreements, the Company pays a fixed rate of interest during the term of the agreements and receives a payment that varies monthly with the one month LIBOR Index. These agreements have the effect of fixing the Company's borrowing costs on a similar amount of swaps owned by the Company and, as a result, the Company reduces the interest rate variability of its borrowings. The Company may also use interest rate swap agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between the Company's interest yielding assets and the financing of such assets.

The ARM assets held by the Company were generally purchased at prices greater than par. The Company is amortizing the premiums paid for these assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on the Company's ARM assets differs from expectations, the Company's net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of the Company's ARM assets, the Company's net income and, therefore, the amount available for dividends could be adversely affected. To mitigate the adverse effect of an increase in prepayments on the Company's ARM assets, the Company has purchased ARM assets at prices at or below par, however the Company's portfolio of ARM assets is currently held at a net premium. The Company may also purchase limited amounts of "principal only" mortgage derivative assets backed by either fixed-rate mortgages or ARM assets as a hedge against the adverse effect of increased prepayments. To date, the Company has chosen not to purchase any "principal only" mortgage derivative assets.

The Company may enter into other hedging-type transactions designed to protect its borrowings costs or portfolio yields from interest rate changes. Such transactions may include the purchase or sale of interest rate futures contracts or options on interest rate futures contracts. The Company may also purchase "interest only" mortgage derivative assets or other derivative products for purposes of mitigating risk from interest rate changes. The Company has not, to date, entered into these types of transactions, but may do so in the future. The Company will not invest in any futures transactions unless the Company and Thornburg Mortgage Advisory Corporation (the "Manager") are exempt from the registration requirements of the Commodities Exchange Act or otherwise comply with the provisions of that Act.

Hedging transactions currently utilized by the Company generally are designed to protect the Company's net interest income during periods when the Company's borrowing costs exceed the maximum lifetime interest rates on its ARM assets. The Company does not intend to hedge for speculative purposes. Further, no hedging strategy can completely insulate the Company from risk, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge, particularly with respect to hedging against periodic cap risk. The Company carefully monitors and may have to limit its hedging strategies to ensure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT".

Acquisition of ARM Loans

The Company has established relationships with mortgage originators who are originating and, in certain cases, securitizing ARM loans for the Company's investment portfolio, based on the Company's specific pricing and underwriting criteria. The Company has also acquired existing pools of ARM loans for future securitization. Acquiring ARM loans for future securitization is expected to benefit the Company by providing: (i) additional sources of new whole-pool ARM assets; (ii) greater control over the types of ARM loans originated; (iii) the ability to acquire ARM loans at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; and (iv) potentially higher yielding investments in its portfolio.

The Company either performs due diligence itself, or hires specialized due diligence companies to review packages of ARM loans offered by loan originators based upon agreed upon underwriting criteria. The Company carefully reviews the ARM loans offered for sale or the work of the contracted underwriting companies and makes the final decision as to which ARM loans will be ultimately accepted or rejected in a pool of ARM loans being acquired.

The sellers of the ARM loan packages purchased by the Company usually retain the servicing rights to the ARM loans in the packages but in cases where they do not, the Company has contracted with outside loan servicing companies to perform loan servicing functions for an agreed upon fee as a more cost effective method for servicing the Company's loans rather than starting a loan servicing business. The Company views loan servicing as a mature business that has reached an efficient level of operation through technology and accumulation of sizable servicing portfolios and does not believe, at this time, that it would be cost effective for the Company to develop an internal loan servicing capability.

Securitization of ARM Loans

The Company creates, through securitization, ARM securities with substantially all ARM loans that it acquires. The Company purchases ARM loans for securitization when it believes that it can earn a higher yield on these mortgage assets created through securitization than on comparable mortgage securities purchased in the market or in order to facilitate its compliance with its exemption from the Investment Company Act of 1940. See "Operating Restrictions" below. Following the securitization process, the Company intends to hold the newly created ARM securities in its investment portfolio and will retain a limited amount of the risk of future credit loss as part of its securitization program.

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

The Company closely monitors its purchases of ARM assets and the income from such assets, including from its hedging strategies, so as to ensure at all times that it maintains its qualification as a REIT. The Company developed certain accounting systems and testing procedures with the help of qualified accountants and tax experts to facilitate its ongoing compliance with the REIT provisions of the Code. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT". No changes in the Company's investment policies and operating policies and strategies, including credit criteria for mortgage asset investments, may be made without the approval of the Company's Board of Directors, including a majority of the unaffiliated directors.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company closely monitors its compliance with this requirement and intends to maintain its exempt status. Up to the present, the Company has been able to maintain its exemption through the purchase of whole pool government agency and privately issued ARM assets that qualify for the exemption. See "Portfolio of Mortgage Assets - Pass-Through Certificates - Privately Issued ARM Pass-Through Certificates".

The Company does not purchase any assets from or enter into any servicing or administrative agreements (other than the Management Agreement) with any entities affiliated with the Manager. Any changes in this policy would be subject to approval by the Board of Directors, including a majority of the unaffiliated directors.



                            PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 1997, ARM assets comprised approximately 99% of the Company's total assets. The Company has invested in the following types of mortgage assets in accordance with the operating policies established by the Board of Directors and described in "Business - Operating Policies and Strategies - Operating Restrictions".

PASS-THROUGH CERTIFICATES

The Company's investments in mortgage assets are concentrated in High Quality ARM pass-through certificates which account for approximately 95% of ARM assets held. These High Quality ARM pass-through certificates consist of Agency Certificates and privately issued ARM pass-through certificates that meet the High Quality credit criteria. These High Quality ARM pass-through certificates acquired by the Company represent interests in ARM loans which are secured primarily by first liens on single-family (one-to-four units) residential properties, although the Company may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. The ARM pass-through certificates acquired by the Company are generally subject to periodic interest rate adjustments, as well as periodic and lifetime interest rate caps which limit the amount an ARM security's interest rate can change during any given period.

The following is a discussion of each type of pass-through certificate held by the Company as of December 31, 1997:

FHLMC ARM Programs

FHLMC is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. During 1997, FHLMC issued $9.0 billion of FHLMC ARM certificates and as of December 31, 1997, there was $49.0 billion of all types of FHLMC ARM certificates outstanding, of which FHLMC held $10.4 billion in its own portfolio.

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

FNMA ARM Programs

FNMA is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. FNMA established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of assets through REMICs under the Code. During 1997, FNMA issued $20.8 billion of FNMA ARM certificates and as of December 31, 1997, there was $71.0 billion of all types of FNMA ARM certificates outstanding, of which FNMA held $11.4 billion in its own portfolio.

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

Privately issued ARM pass-through certificates credit enhanced by mortgage pool insurance provided the Company with an alternative source of ARM assets (other than Agency ARM assets) that meet the Qualifying Interests test for purposes maintaining the Company's exemption under the Investment Company Act of 1940. Since the inception of the Company in 1993, most of the providers of mortgage pool insurance have stopped providing such insurance. Therefore, the Company has become more reliant on the purchase of Agency ARM securities as its source of Qualifying Interests in real estate and acquires ARM loans in order to be able to increase its flexibility when meeting its Investment Company Act requirements.

COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOS") AND MULTICLASS PASS-THROUGH ASSETS

CMOs are debt obligations, ordinarily issued in series and most commonly backed by a pool of fixed rate mortgage loans or pass-through certificates, each of which consists of several serially maturing classes. Multiclass pass-through securities are equity interests in a trust composed of similar underlying mortgage assets. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs or multiclass pass-through securities are applied to principal and interest due on one or more classes of the CMOs of such series or to pay scheduled distributions of principal and interest on multiclass pass-throughs. Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs or multiclass pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

Multiclass pass-through securities backed by ARM assets or ARM loans owned by the Company are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. The Company also owns variable rate classes of CMO's which are backed by both fixed- and adjustable-rate mortgages.

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

Subordinated classes are junior in the right to receive payment from the underlying mortgages to other classes of a multiclass pass-through security. The subordination provides credit enhancement to the senior and mezzanine classes. Subordinated classes may be at risk for some payment failures on the mortgage loans securing or underlying such assets and generally represent a greater level of credit risk as they are responsible for bearing the risk of credit loss on all of the outstanding loans underlying a CMO or multi-class pass-through. As a result of being subject to more credit risk, subordinated classes generally have lower credit ratings relative to the senior and mezzanine classes from the Rating Agencies.

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

The variable rate classes of CMOs owned by the Company generally float at a spread to the one-month LIBOR index and are backed by mortgages that are either fixed-rate or are adjustable-rate mortgages indexed to the one-year U. S. Treasury yield or a Cost of Funds index.

ARM LOANS

The ARM loans the Company has acquired are all first mortgages on single-family residential homes. Some have additional collateral in the form of pledged financial assets that provides the Company with additional credit protection in exchange for a simpler application and approval process. The loans are originated to "A" quality underwriting guidelines or are seasoned loans with over five years or more of good payment history and/or low loan to property value ratios.

Going forward, when acquiring ARM loans originated specifically for the Company, the Company is focusing its attention on key aspects of a borrower's profile and the characteristics of a mortgage loan product that the Company believes are most important in insuring excellent loan performance and minimal credit exposure. As such, the Company's loan programs focus on larger down payments, excellent borrower credit history (as measured by a credit report and a credit score) and a conservative appraisal process. If an ARM loan acquired has a loan to property value that is above 80%, then the borrower is required to pay for private mortgage insurance providing additional protection to the Company against credit risk. The ARM loans acquired have original maturities of forty years or less. The ARM loans are either fully amortizing or are interest only for up to ten years and fully amortizing thereafter. As an ARM loan, the ARM loans acquired all bear an interest rate that is tied to an interest rate index with both periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The indices the ARM loans are tied to are generally a U.S. Treasury Bill index, LIBOR, Certificate of Deposit, a Cost of Funds index or Prime.

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


                                     EMPLOYEES

As of December 31, 1997, the Company had no employees. The Manager carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of a Management Agreement discussed below.

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

The Manager receives a per annum base management fee on a declining scale based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement), payable monthly in arrears. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 1% over the Ten Year U.S. Treasury Rate. For further information regarding the base management fee, incentive compensation and applicable definitions, see the Company's Proxy Statement dated March 23, 1998 under the caption "Certain Relationships and Related Transactions".

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




                         FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

The Company has elected to be treated as a REIT for federal income tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles.

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

The Company is required to use the calendar year as its taxable year for income purposes.

Nature of Assets

On the last day of each calendar quarter at least 75% of the value of the Company's assets must consist of Qualified REIT Assets, government assets, cash and cash items. The Company expects that substantially all of its assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the investments in assets not included in the foregoing 75% assets test, the value of securities issued by any one issuer may not exceed 5% in value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities. Pursuant to its compliance guidelines, the Company intends to monitor closely the purchase and holding of its assets in order to comply with the above assets tests.

Sources of Income

The Company must meet the following separate income-based tests each year:

   1. THE 75% TEST. At least 75% of the Company's gross income for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that the Company has made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

   2. THE 95% TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. The Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts and other assets, that the Company otherwise might acquire.

   3. THE 30% LIMIT. For 1997 and prior years, the Company was required to derive less than 30% of its gross income from the sale or other disposition of
(i) Qualified REIT Assets held for less than four years, other than foreclosure property or property involuntarily or compulsorily converted through destruction, condemnation or similar events, (ii) stock or assets held for less than one year (including hedges) and (iii) property in a prohibited transaction. As a result of the Company's having to limit such gains, the Company may have had to hold mortgage loans and mortgage assets for four or more years and assets and hedges (other than assets and hedges that are Qualified REIT Assets) for one year or more at times when the Company might otherwise have determined that the disposition of such assets for short-term gains might be advantageous in order to ensure that it maintains compliance with the 30% source of income limit. The
U. S. Congress repealed the 30% limit effective for 1998 and thereafter.

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

The Service has ruled that if a REIT's dividend reinvestment plan (the "DRP") allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 95% distribution test. The Company believes that its DRP complies with this ruling.

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

ITEM 3. LEGAL PROCEEDINGS

        At December 31, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock began trading on June 25, 1993, and is traded on the New York Stock Exchange under the trading symbol TMA. As of January 31, 1998, the Company had 20,742,325 shares of common stock issued and outstanding which were held by 1,348 holders of record and approximately 19,600 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.




                                                        Stock Prices            Cash
                                            ---------------------------------   Dividends
                                                                                Declared
                                              High        Low        Close      Per Share
                                            ---------   ---------   ---------  ----------
1997

Fourth  Quarter ended December 31, 1997       22 1/4      15 7/8      16 1/2       $0.50
Third Quarter ended  September 30, 1997       24 9/16     20          21           $0.50
Second  Quarter ended June 30, 1997           22 1/8      17 3/4      21 1/2       $0.49
First  Quarter ended March 31, 1997           22 7/8      18 3/4      19           $0.48

1996

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

The Company intends to pay quarterly dividends and to make such distributions to its shareholders in such amounts that all or substantially all of its taxable income each year (subject to certain adjustments) is distributed, so as to
qualify  for  the  tax  benefits   accorded  to  a  REIT  under  the  Code.  All
distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings and financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") that allows both common and preferred shareholders to have their dividends reinvested in additional shares of common stock and to purchase additional shares. The common stock to be acquired for distribution under the DRP may be purchased at the Company's discretion from the Company at a discount from the then prevailing market price or in the open market. Shareholders and non-shareholders also can make additional purchases of stock monthly , subject to a minimum of $100 ($500 for non-shareholders) and a maximum of $5,000 for each optional cash purchase. Continental Stock Transfer & Trust Company (the "Agent"), the Company's transfer agent, is the Trustee and administrator of the DRP. Additional information about the details of the DRP and a prospectus are available from the Agent or the Company. Shareholders who own stock that is registered in their own name and want to participate must deliver a completed enrollment form to the Agent. Forms are available from the Agent or the Company. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder's name and deliver a completed enrollment form to the Agent.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from audited financial statements of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (Amounts in thousands, except per share data).


OPERATIONS STATEMENT HIGHLIGHTS
                                                    1997         1996          1995         1994         1993
                                                 ----------   -----------  -----------   ----------   ----------

Net interest income                              $   49,064    $   30,345   $   13,496    $  13,055    $   3,157
Net income                                       $   41,402    $   25,737   $   10,452    $  11,946    $   2,572
Basic earnings per common share                  $     1.95    $     1.73   $     0.88    $    1.02    $    0.36
Diluted earnings per common share                $     1.94    $     1.73   $     0.88    $    1.02    $    0.36
Average number of common shares outstanding          18,048        14,874       11,927       11,759        7,174
Distributable income per common share            $     1.98    $     1.76   $     0.92    $    1.02    $    0.36
Dividends declared per common share              $     1.97    $     1.65   $     0.93    $    1.00    $    0.29
Noninterest expense as percent of average assets       0.21%         0.21%        0.13%        0.11%        0.18%(1)


BALANCE SHEET HIGHLIGHTS
                                                                As of December 31
                                                 ---------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                 -----------  -----------  -----------  -----------  -----------
Adjustable-rate mortgage assets                  $ 4,638,694  $ 2,727,875  $ 1,995,287  $ 1,727,469  $ 1,320,169
Total assets                                     $ 4,691,115  $ 2,755,358  $ 2,017,985  $ 1,751,832  $ 1,364,429
Shareholders' equity  (2)                        $  380,658   $   238,005  $   182,312  $   180,035  $   170,326
Number of common shares outstanding                  20,280        16,219       12,191       11,773       11,748
Yield on adjustable-rate mortgage assets               6.38%         6.64%        6.73%        5.66%        4.03%
Effective spread on net  interest-earning assets       0.96%         1.34%        1.11%        0.17%        0.90%(1)
Return on average assets                               0.92%         1.09%        0.56%        0.66%        0.82%(1)
-----------------------------------

(1)  Annualized; the Company commenced operations on June 25, 1993.
(2)  Shareholders' equity before mark-to-market adjustment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Annual Report constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" of the Company's Prospectus Supplement dated July 14, 1997 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

FINANCIAL CONDITION

At December 31, 1997, the Company held total assets of $4.691 billion, $4.639 billion of which consisted of ARM assets. That compares to $2.755 billion in total assets and $2.728 billion of ARM assets at December 31, 1996. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At December 31, 1997, 94.3% of the assets held by the Company were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 97.4% are in the form of adjustable-rate pass-through certificates. The remainder are floating rate classes of CMOs, investments in floating rate classes of trusts backed by mortgaged-backed assets or ARM loans.

The following table presents a schedule of ARM assets owned at December 31, 1997 and December 31, 1996 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                       ARM ASSETS BY ISSUER AND CREDIT RATING
                            (Dollar amounts in thousands)

                               December 31, 1997         December 31, 1996
                            ------------------------- -------------------------
                             Carrying     Portfolio    Carrying     Portfolio
                               Value         Mix         Value         Mix
                            ------------  ----------- ------------  -----------
HIGH QUALITY:
  FHLMC/FNMA                $ 3,117,937         67.2% $ 1,474,842         54.1%
  Privately Issued:
   AAA/Aaa Rating               476,615         10.3      260,031          9.5
   AA/Aa Rating                 782,206         16.8      862,727         31.6
                             -----------  -----------  -----------  -----------
     Total Privately Issued   1,258,821         27.1    1,122,758         41.1
                             -----------  -----------  -----------  -----------

                             -----------  -----------  -----------  -----------
     Total High Quality       4,376,758         94.3    2,597,600         95.2
                             -----------  -----------  -----------  -----------

OTHER INVESTMENT:
  Privately Issued:
   A Rating                     115,055          2.5      106,531          3.9
   BBB/Baa Rating                17,625          0.4       14,017          0.5
   BB/Ba Rating and Other        10,269          0.2        9,727          0.4
  Whole loans                   118,987          2.6            -          0.0
                             -----------  -----------  -----------  -----------
     Total Other Investment     261,936          5.7      130,275          4.8
                             -----------  -----------  -----------  -----------
      Total ARM Portfolio    $ 4,638,694        100.0% $ 2,727,875        100.0%
                             ===========  ===========  ===========  ===========

As of December 31, 1997, the Company had reduced the cost basis of its ARM securities in the amount of $1,739,000 due to potential future credit losses (other than temporary declines in fair value). At this time, the Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $13.1 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and have some minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during 1997, the Company recorded a $42,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                 ARM ASSETS BY INDEX
                            (Dollar amounts in thousands)

                               December 31, 1997         December 31, 1996
                            ------------------------- -------------------------
                             Carrying     Portfolio    Carrying     Portfolio
                               Value         Mix         Value         Mix
                            ------------  ----------- ------------  -----------
INDEX:
  One-month LIBOR           $   115,198          2.5% $    10,646          0.4%
  Three-month LIBOR              31,215          0.7            -          0.0
  Six-month LIBOR             1,489,802         32.1    1,252,884         46.0
  Six-month Certificate of      278,386          6.0       69,348          2.5
     Deposit
  Six-month Constant             66,669          1.4        8,841          0.3
     Maturity Treasury
  One-year Constant           2,271,914         49.0    1,238,892         45.4
     Maturity Treasury
  Cost of Funds                 385,510          8.3      147,264          5.4
                             ===========  ===========  ===========  ===========
                            $ 4,638,694        100.0% $ 2,727,875        100.0%
                             ===========  ===========  ===========  ===========

The portfolio had a current weighted average coupon of 7.56% at December 31, 1997. If the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.64%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1996, the portfolio had a weighted average coupon of 7.57%. If the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.61%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 1997, the current yield of the ARM assets portfolio was 6.38%, compared to 6.64% as of December 31, 1996, with an average term to the next repricing date of 110 days as of December 31, 1997, compared to 105 days as of December 31, 1996. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield as of December 31, 1997, compared to December 31, 1996, is primarily because of the higher rate of ARM portfolio prepayments which occurred during 1997. The higher level of prepayments increased the amount of premium amortization expense and increased the impact of non-interest earning assets in the form of principal payment receivables. Higher premium amortization and a higher balance of principal payment receivables decreased the ARM portfolio yield by 0.30% as of the end of 1997 compared to the end of 1996, which was partially offset by a 0.05% decrease in the net cost of hedging.

During the year ended December 31, 1997, the Company purchased $2.930 billion of ARM securities, 99.8% of which were High Quality assets, and $123.2 million of ARM loans generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Included in the $2.930 billion of ARM securities purchased during 1997, $103.1 million were ARM loans that the Company securitized in connection with their purchase. Of the ARM assets acquired during 1997, approximately 50% were indexed to U.S. Treasury bill rates, 35% were indexed to LIBOR, 8% were indexed to a Cost of Funds Index and the remaining 7% to other indices. Although a larger proportion of fixed-rate loans compared to ARM loans are being originated in the current market, the Company has continued to find sufficient attractive ARM asset acquisition opportunities to reinvest its cash flows and to continue its asset growth while maintaining the high credit quality profile of the ARM portfolio. During 1997, the Company placed particular emphasis on acquiring seasoned ARM assets, which are ARM assets comprised of loans that were originated over five years ago. These ARM assets have been prepaying at a slower rate than newly originated ARM assets. The Company believes, partially as a result of this strategy, that it has been experiencing lower prepayment activity in its ARM portfolio than it otherwise would have, which contributes to a higher and more stable ARM portfolio yield.

The Company sold ARM assets in the amount of $189.0 million at a net gain of $1,189,000 during 1997. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. Most of the ARM assets sold in 1997 were prepaying faster than expected and had yields at the time of sale approximately 0.50% below the portfolio average yield at the time. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing ARM assets. At times, the Company is able to identify opportunities that it believes will improve the total return of its ARM assets portfolio by replacing selected assets. In managing the portfolio, the Company may at times realize either gains or losses in the process of replacing selected assets when it believes it has identified better investment opportunities in order to improve long-term total return.

For the quarter ended December 31, 1997, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 24%. The annualized constant prepayment rate averaged approximately 22% during the full year of 1997, having averaged approximately 22% during the first half of the year and 23% during the second half of the year. When prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value price of the Company's portfolio of ARM assets classified as available-for-sale improved by 0.13% from a negative adjustment of 0.65% of the portfolio as of December 31, 1996, to a negative adjustment of 0.52% as of December 31, 1997. Despite this relative price improvement, because of the increased size of the portfolio, the amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $14.7 million as of December 31, 1996, to $21.7 million as of December 31, 1997. The improvement in the fair value price relative to the amortized cost basis of the assets is generally a result of: (i) the upward repricing of the interest rates on the Company's ARM assets relative to their respective indexes; and (ii) an increased demand for ARM assets as reflected in the price at which similar ARM assets traded in the open market during the year. During the fourth quarter of 1997, the fair value price of the Company's ARM assets did decline from a negative price adjustment of 0.18% as of September 30, 1997, to a negative adjustment of 0.52% as of December 31, 1997. This price decline was primarily because of increased future prepayment expectations which have the effect of shortening the average life of the Company's ARM assets and decreasing their market value.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At December 31, 1997, the Cap Agreements owned by the Company had a remaining notional balance of $4.156 billion with an average final maturity of 3.1 years, compared to a remaining notional balance of $2.266 billion with an average final maturity of 3.0 years at December 31, 1996. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately 10.19%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At December 31, 1997, the fair value of the Cap Agreements was $1.9 million, $11.2 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio as of December 31, 1997:

                     CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                            (Dollar amounts in thousands)

              Hedged     Weighted          Cap                         Weighted
             ARM          Average       Agreement                       Average
          Securities      Life Cap       Notional      Strike          Remaining
         Balance (1)                     Balance         Price           Term
         -------------   -----------   -------------   -----------   --------------
         $   446,484          9.31%    $   487,551          7.50%          2.4 Years
             385,396         10.06         344,195          8.00           3.7
             157,392         10.50         207,143          8.50           2.2
             222,507         10.12         323,607          9.00           2.0
             148,278         10.84         156,717          9.50           2.8
             324,637         11.03         329,131         10.00           4.4
             514,472         11.41         464,992         10.50           2.8
             467,179         12.01         392,071         11.00           3.8
             381,791         12.53         575,431         11.50           4.4
             591,189         12.95         590,605         12.00           3.0
             232,371         13.54         186,617         12.50           2.4
             253,911         14.39          97,466         13.00           2.1
              28,080         None             N/A          N/A             N/A
           -----------   ===========     ===========   ===========   ==============
         $ 4,153,687         11.60%    $ 4,155,526         10.19%          3.1 Years
           ===========   ===========     ===========   ===========   ==============

         (1)   90% of the ARM securities' balance, which approximates the financed portion.

As of December 31, 1997, the Company was a counterparty to six different interest rate swap agreements that substantially offset each other with an aggregate net notional balance of $30 million. Due to the offsetting and short remaining term of these agreements, they had no effect on the average period to the next repricing of the Company's borrowings. The average period to the next repricing of the Company's borrowings was 33 days as of December 31, 1997. Five of the agreements are cancelable beginning in the first quarter of 1998 and have a final maturity during the first quarter of 1999. The remaining agreement matures during the first quarter of 1998.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

For the year ended December 31, 1997, the Company's net income was $41,402,000, or $1.95 per share (Basic EPS), based on a weighted average of 18,047,955 shares outstanding. That compares to $25,737,000, or $1.73 per share (Basic EPS), based on a weighted average of 14,873,700 shares outstanding for the year ended December 31, 1996. This 61% increase in earnings -- a 13% increase on a per-share basis -- was achieved despite a 21% increase in the average number of shares outstanding during the two periods. Net interest income for the year totaled $49,064,000, compared to $30,345,000 for the same period in 1996, an increase of 62%. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During 1997, the Company recorded a gain on the sale of ARM securities of $1,189,000 as compared to a gain of $1,362,000 during 1996. Additionally, during 1997, the Company reduced its earnings and the carrying value of its ARM assets by reserving $886,000 for potential credit losses, compared to $990,000 during 1996. During 1997, the Company incurred operating expenses of $7,965,000, consisting of a base management fee of $3,664,000, a performance-based fee of $3,363,000 and other operating expenses of $938,000. During 1996, the Company incurred operating expenses of $4,980,000, consisting of a base management fee of $1,872,000, a performance-based fee of $2,462,000 and other operating expenses of $646,000. Total operating expenses decreased as a percentage of net interest income to 16.2% for 1997, compared to 16.4% for 1996, thereby contributing to the Company's improved net earnings.

The Company's return on average common equity for the year ended December 31, 1997 was 12.72%, compared to 11.68% for the same period in 1996. The Company's return on average common equity was 11.63% for the quarter ended December 31, 1997, compared to 12.37% for the same period in 1996.

The table below highlights the historical trend and the components of return on average common equity (annualized):

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


              Net Interest    Provision      Gain(Loss)       G & A       Performance    Preferred        Net
  For The       Income/      For Losses/      on ARM       Expense (2)/       Fee/       Dividend/      Income/
Quarter Ended   Equity         Equity       Sales/Equity      Equity         Equity        Equity     Equity (ROE)
------------------------------------------------------------------------------------------------------------------
Mar 31, 1995     2.58%            -           -1.47%           1.02%           -             -           0.09%
Jun 30, 1995     5.51%            -              -             1.04%           -             -           4.47%
Sep 30, 1995     9.85%            -            0.09%           1.07%          0.34%          -           8.54%
Dec 31, 1995    11.94%            -            0.11%           1.05%          0.97%          -          10.03%
Mar 31, 1996    13.37%            -            0.03%           1.04%          1.27%          -          11.08%
Jun 30, 1996    13.14%            -               -            1.00%          0.92%          -          11.22%
Sep 30, 1996    13.42%           0.34%         0.88%           1.03%          1.07%          -          11.86%
Dec 31, 1996    14.99%           1.32%         1.38%           1.46%          1.23%          -          12.37%
Mar 31, 1997    18.85%           0.32%         0.01%           1.65%          1.43%        2.07%        13.40%
Jun 30, 1997    19.48%           0.34%         0.03%           1.81%          1.25%        2.67%        13.45%
Sep 30, 1997    17.66%           0.30%         0.45%           1.64%          1.24%        2.23%        12.70%
Dec 31, 1997    15.62%           0.33%         1.06%           1.59%          1.01%        2.12%        11.63%

------------
(1)     Average common equity excludes unrealized gain (loss) on available-for-sale ARM assets.
(2)     Excludes performance fees.

The decline in the Company's return on common equity from the fourth quarter of 1996 to the fourth quarter of 1997 is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities from 0.92% as of December 31, 1996, to 0.47% as of December 31, 1997. The primary reasons for this decline were the change in the relationship between the one-year U. S. Treasury yield and LIBOR, the impact of increased ARM prepayment speeds and an increase in the Company's cost of funds during the fourth quarter of 1997. From March 31, 1997, to December 31, 1997, the one-year U.S. Treasury yield declined by approximately 0.51% while LIBOR rates remained substantially the same. During the entire year, LIBOR rates increased by 0.23%. Approximately 50% of the Company's ARM assets are indexed to the one-year U. S. Treasury bill yield and, therefore, the yield on such assets declined with the index. Conversely, the interest rate on the Company's borrowings is generally LIBOR-based and, thus, increased by 0.19% during 1997. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one-and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to these historical norms, but the Company's spreads would be expected to improve if that occurs. The Company's ARM portfolio yield also was lower during the fourth quarter of 1997 compared to the fourth quarter of 1996 because of an increase in the prepayment rate of ARM assets. During the fourth quarter of 1997, the average prepayment rate was 24%, compared to 21% during the comparable period in 1996. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio.

For the year ended December 31, 1997, the Company's taxable income after preferred dividends was $35,741,000, or $1.98 per weighted average common share outstanding. Taxable income in 1997 excludes loss provisions of $886,000 and an expense of $32,000 for Dividend Equivalent Rights and Phantom Stock Right grants, but includes actual credit losses of $96,000 and a compensation expense of $232,000 related to the exercise of Non-Incentive Stock Options. For the year ended December 31, 1996, the Company's taxable income was $26,159,000, or $1.76 per weighted average common share outstanding. Taxable income in 1996 was reduced by the net capital loss carryforward of $568,000 on the sale of ARM assets during 1995 and excludes loss provisions of $990,000 recorded in 1996. As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return. Therefore, the Company generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. As of December 31, 1997, the Company had a retained deficit of $951,000 because its dividends, which consisted entirely of taxable income, were higher than its reported earnings, principally because of loss provisions recorded that are not deductible for tax purposes until actually realized.

The following table highlights the quarterly dividend history of the Company's common shares:

                              COMMON DIVIDEND SUMMARY
              (Dollar amounts in thousands, except per share amounts)


                                               Common       Common      Cumulative
                 Taxable      Taxable Net     Dividend      Dividend   Undistributed
   For The         Net        Income Per    Declared Per    Pay-out       Taxable
Quarter Ended   Income (1)     Share (2)     Share (2)      Ratio (3)   Net Income
------------- ------------- -------------- ------------- ------------- ------------
Mar 31, 1995  $     701     $      0.06    $     0.15        252%          (874)
Jun 30, 1995      1,993            0.17          0.15         89%          (634)
Sep 30, 1995      3,791            0.32          0.25         79%           139
Dec 31, 1995      4,535            0.37          0.38        102%            41
Mar 31, 1996      5,118            0.41          0.40         97%           188
Jun 30, 1996      6,169            0.42          0.40        103%           (18)
Sep 30, 1996      6,708            0.42          0.40         96%           250
Dec 31, 1996      8,164            0.50          0.45         89%         1,115
Mar 31, 1997      8,224            0.50          0.48         95%         1,505
Jun 30, 1997      8,573            0.51          0.49         99%         1,603
Sep 30, 1997      9,737            0.51          0.50        100%         1,560
Dec 31, 1997      9,207            0.46          0.50        110%           629

-------------
(1) Taxable net income after preferred dividends.
(2) Weighted average common shares outstanding.
(3) Common dividend declared divided by applicable quarter's taxable income available to common shareholders.

Despite the fact that the Company's cost of funds increased from 5.67% in 1996 to 5.76% in 1997, its net interest income increased during this same time period, primarily due to the increased size of the Company's portfolio. Net interest income increased by $18,719,000, which is a combination of rate and volume variances. There was a combined favorable rate variance of $623,000, which consisted of a favorable variance of $2,691,000 resulting from the higher yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $2,068,000 resulting from an increase in the Company's cost of funds. The increased average size of the Company's portfolio during 1997 compared to 1996 contributed to higher net interest income in the amount of $18,096,000. The average balance of the Company's interest-earning assets was $3.777 billion during 1997 compared to $2.351 billion during 1996 -- an increase of 61%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets:

COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST-EARNING ASSETS (1)
                            (Dollar amounts in millions)

                                    ARM Assets
                          ------------------------------
                Average   Wgt. Avg.                       Yield on                              Yield on
               Interest-    Fully    Weighted             Interest-                   Net     Net Interest-
  As of the     Earning    Indexed    Average    Yield     Earning    Cost of       Interest    Earning
Quarter Ended   Assets      Coupon    Coupon     Adj.(2)    Assets     Funds         Spread      Assets
-----------------------------------------------------------------------------------------------------------
Mar 31, 1995  $ 1,748.7      8.46%     6.33%     0.26%       6.07%      6.33%        -0.26%       0.49%
Jun 30, 1995    1,809.7      7.94%     6.77%     0.40%       6.37%      6.21%         0.16%       0.55%
Sep 30, 1995    1,864.3      7.93%     7.24%     0.58%       6.66%      6.04%         0.62%       1.04%
Dec 31, 1995    1,975.6      7.51%     7.42%     0.69%       6.73%      6.05%         0.68%       1.11%
Mar 31, 1996    2,025.8      7.56%     7.48%     0.99%       6.49%      5.60%         0.89%       1.32%
Jun 30, 1996    2,248.2      7.83%     7.28%     0.85%       6.43%      5.59%         0.84%       1.32%
Sep 30, 1996    2,506.0      7.80%     7.31%     0.80%       6.51%      5.71%         0.80%       1.32%
Dec 31, 1996    2,624.4      7.61%     7.57%     0.93%       6.64%      5.72%         0.92%       1.34%
Mar 31, 1997    2,950.6      7.93%     7.53%     0.89%       6.65%      5.67%         0.98%       1.54%
Jun 30, 1997    3,464.1      7.75%     7.57%     0.90%       6.67%      5.77%         0.90%       1.39%
Sep 30, 1997    4,143.7      7.63%     7.65%     1.07%       6.58%      5.79%         0.79%       1.22%
Dec 31, 1997    4,548.9      7.64%     7.56%     1.18%       6.38%      5.91%         0.47%       0.96%

------------
   (1)Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.
   (2)Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above:

                 COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                   Amort. of
                          Impact of                Deferred
                Premium/  Principal                Gain from        Total
  As of the     Discount   Payments   Hedging       Hedging         Yield
Quarter Ended    Amort.   Receivable  Activity      Activity      Adjustment
-------------  ---------  ----------  ----------  -------------  -----------
Mar 31, 1995      0.22%      0.02%      0.21%        -0.19%         0.26%
Jun 30, 1995      0.26%      0.03%      0.28%        -0.17%         0.40%
Sep 30, 1995      0.37%      0.06%      0.31%        -0.16%         0.58%
Dec 31, 1995      0.43%      0.10%      0.32%        -0.16%         0.69%
Mar 31, 1996      0.77%      0.11%      0.31%        -0.20%         0.99%
Jun 30, 1996      0.67%      0.07%      0.27%        -0.16%         0.85%
Sep 30, 1996      0.57%      0.08%      0.25%        -0.10%         0.80%
Dec 31, 1996      0.69%      0.09%      0.23%        -0.08%         0.93%
Mar 31, 1997      0.63%      0.13%      0.19%        -0.07%         0.89%
Jun 30, 1997      0.66%      0.13%      0.16%        -0.05%         0.90%
Sep 30, 1997      0.85%      0.12%      0.15%        -0.05%         1.07%
Dec 31, 1997      0.94%      0.14%      0.14%        -0.04%         1.18%


The Company's ARM assets portfolio generated a yield of 6.56% during 1997, compared to 6.45% during 1996. The Company's cost of funds during 1997 was 5.76%, compared to 5.67% during 1996, primarily as a result of higher short-term interest rates available to the Company for financing purposes. Despite the fact that the Company's cost of funds increased, the Company's net spread increased to 0.80% for 1997 from a spread of 0.78% for 1996 -- an increase of 0.02%. The Company's yield on net interest-earning assets, which includes the impact of shareholders' equity, rose to 1.30% for 1997 from 1.29% for 1996. The following table reflects the average balances for each category of the Company's interest-earning assets as well as the Company's interest-bearing liabilities with the corresponding effective rate of interest annualized for the years ended December 31, 1997, and December 31, 1996:

                           AVERAGE BALANCE AND RATE TABLE
                           (Dollar amounts in thousands)

                             For the Year Ended      For the Year Ended
                              December 31, 1997       December 31, 1996
                            ---------------------   --------------------
                             Average    Effective   Average    Effective
                             Balance       Rate     Balance       Rate
                            ---------------------   --------------------
Interest-Earning Assets:
  ARM assets                $ 3,755,064     6.56%   $ 2,336,900    6.45%
  Cash and cash equivalents      21,774     5.57         14,200    5.29
                             -------------------     -------------------
                              3,776,838     6.56      2,351,100    6.45
                             -------------------     -------------------
Interest-Bearing Liabilities:
  Borrowings                  3,446,913     5.76      2,138,236    5.67
                             -------------------     -------------------
Net Interest-Earning Assets $   329,925    0.80%    $   212,864    0.78%
and Spread                   ===================     ===================

Yield on Net                               1.30%                   1.29%
Interest-Earning Assets (1)            =========               =========

-----------------------------
(1) Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

As of the end of 1997, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.38%, compared to 6.64% as of the end of 1996 -- a decrease of 0.26%. The Company's cost of funds as of December 31, 1997, was 5.91%, compared to 5.72% as of December 31, 1996 -- an increase of 0.19%. This increase was primarily the result of financing a portion of the ARM portfolio over 1997 year-end at a time when LIBOR interest rates increased suddenly late in November due to year-end pressures. Fortunately the Company, expecting this to occur, already had financed most of its portfolio over year-end before the LIBOR increase and, thus, was able to avoid the full potential impact. Subsequent to year-end, LIBOR interest rates have generally returned to their previous level, which will be reflected in first quarter 1998 interest rate spreads. As a result of these changes, the Company's net interest spread as of the end of 1997 was 0.47%, compared to 0.92% as of the end of 1996 -- a decrease of 0.45%.

During 1997, the Company realized a net gain from the sale of ARM securities in the amount of $1,189,000, compared to a gain of $1,362,000 during 1996. Additionally, the Company recorded a provision for credit losses in the amount of $886,000 during the year ended December 31, 1997, although the Company only incurred actual credit losses of $96,000 during the year, compared to a provision for credit losses in the amount of $990,000 during 1996 with no actual credit losses. The Company provided for additional credit losses because its review of underlying ARM collateral indicates potential for some loss on two ARM securities, which are being carried at their current market value of $13.1 million, or 0.3% of the Company's ARM portfolio. The Company also has a policy to regularly record a provision for possible credit losses on its portfolio of ARM loans.

For both years ended December 31, 1997 and 1996, the Company's ratio of operating expenses to average assets was 0.21%. The Company's operating expense ratio is well below the average of other more traditional mortgage portfolio lending institutions such as banks and savings and loans. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During 1997, the Manager earned a performance fee of $3,363,000. During 1997, after paying this performance fee, the Company's return on common equity was 12.72%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate. As the Company's return on shareholders' equity declined during the fourth quarter of 1997, the performance fee also declined, to an annualized 0.05% of average assets during the fourth quarter. See Note 7 to the Financial Statements for a discussion of the management fee formulas.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee
                         & Other            Performance             Total
   For The               Expenses/              Fee/            G & A Expense/
 Quarter Ended        Average Assets       Average Assets       Average Assets
----------------     ----------------     ----------------     ----------------
Mar 31, 1995               0.10%                0.00%                0.10%
Jun 30, 1995               0.10%                0.00%                0.10%
Sep 30, 1995               0.10%                0.03%                0.13%
Dec 31, 1995               0.10%                0.09%                0.19%
Mar 31, 1996               0.09%                0.12%                0.21%
Jun 30, 1996               0.10%                0.09%                0.19%
Sep 30, 1996               0.10%                0.10%                0.20%
Dec 31, 1996               0.13%                0.11%                0.24%
Mar 31, 1997               0.14%                0.11%                0.25%
Jun 30, 1997               0.13%                0.09%                0.22%
Sep 30, 1997               0.12%                0.09%                0.21%
Dec 31, 1997               0.12%                0.05%                0.17%

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

For the year ended December 31, 1996, the Company's net income was $25,737,000, or $1.73 per share (Basic EPS), based on a weighted average of 14,873,700 shares outstanding, compared to $10,452,000, or $0.88 per share (Basic EPS), based on a weighted average of 11,926,996 shares outstanding for the year ended December 31, 1995. Net interest income for 1996 totaled $30,345,000, compared to $13,496,000 for the same period in 1995. Net interest income includes the interest income earned on mortgage investments less interest expense from borrowings. The Company recorded a net gain from the sale of ARM assets in the amount of $1,362,000 during 1996, compared to a net loss of $568,000 during 1995. Additionally, during 1996, the Company reduced its earnings and the carrying value of its ARM assets by reserving $990,000 for potential credit losses. During 1996, the Company incurred operating expenses of $4,980,000, consisting of a base management fee of $1,872,000, a performance-based fee of $2,462,000 and other operating expenses of $646,000. During 1995, the Company incurred operating expenses of $2,476,000, consisting of a base management fee of $1,390,000, a performance-based fee of $596,000 and other operating expenses of $490,000.

For the year ended December 31, 1996, the Company's taxable income was $26,159,000, or $1.76 per weighted average share outstanding.

The improvement in the Company's net interest income during 1996 compared to 1995 was $16,849,000. As presented in the table below, the Company had, on average, $212.9 million more interest-earning assets than interest-bearing liabilities during 1996. The improvement in the Company's net interest income was primarily the result of the higher yield on the $212.9 million of net interest-earning assets in 1996 compared to 1995 and in part due to the higher average balances of total interest-earning assets and interest-bearing liabilities at a positive spread.

The weighted average coupon of the ARM assets portfolio (the rate of interest actually received before the impact of yield adjustments such as hedging cost and amortization of premiums and discounts) was 7.57% as of December 31, 1996, compared to 7.42% as of December 31, 1995 -- a rise of 0.15%. This improvement in the weighted average portfolio coupon was more than offset by additional premium amortization resulting from increased prepayment activity during 1996. The Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 26% during 1996, whereas the constant prepayment rate averaged approximately 18% during the full year of 1995. As a result, the yield on the Company's ARM assets portfolio was 6.64% at December 31, 1996, a decline of 0.09% from 6.73% at December 31, 1995. Also, during the year ended December 31, 1996, the Company's cost of funds declined by 0.33%. As of December 31, 1996, the interest rate on the Company's borrowings was 5.72%, compared to 6.05% as of December 31, 1995. As a result of these changes, the Company's net interest spread as of December 31, 1996 was 0.92%, compared to a 0.68% as of December 31, 1995.

The following table reflects the average balances for each category of the Company's interest-earning assets as well as the Company's interest-bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 1996, and December 31, 1995:

                           AVERAGE BALANCE AND RATE TABLE
                           (Dollar amounts in thousands)

                             For the Year Ended      For the Year Ended
                              December 31, 1996       December 31, 1995
                            ---------------------   --------------------
                             Average    Effective   Average    Effective
                             Balance       Rate     Balance       Rate
                            ---------------------   --------------------
Interest-Earning Assets:
  ARM assets                $ 2,336,900     6.45%   $ 1,836,154    6.31%
  Cash and cash equivalents      14,200     5.29         13,352    5.89
                             -------------------     -------------------
                              2,351,100     6.45      1,849,506    6.31
                             -------------------     -------------------
Interest-Bearing Liabilities:
  Borrowings                  2,138,236     5.67      1,676,981    6.15
                             -------------------     -------------------
Net Interest-Earning Assets $   212,864    0.78%    $   172,525    0.16%
and Spread                   ===================     ===================

Yield on Net                               1.29%                   0.73%
Interest-Earning Assets (1)            =========               =========

-----------------------------
(1) Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the years ended December 31, 1997 and 1996 consisted of reverse repurchase agreements, which totaled $4.270 billion and $2.459 billion at the respective year ends. The Company's other significant sources of funds for the years ended December 31, 1997 and 1996 consisted of payments of principal and interest from the ARM assets in the amounts of $1.1 billion and $713.7 million, respectively, and the proceeds from the sale of ARM assets in the amounts of $190.2 million and $277.6 million, respectively. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, of monthly payments of principal and interest on its ARM assets portfolio and possibly asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings incurred at December 31, 1997, had a weighted average interest rate of 5.92% and a weighted average remaining term to maturity of 2.2 months. As of December 31, 1997, $1.687 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to two years. The interest rates on these term reverse repurchase agreements are indexed to either the one-, three- or six-month LIBOR rate and reprice accordingly.

The Company has borrowing arrangements with 24 different financial institutions and on December 31, 1997, had borrowed funds under reverse repurchase agreements with 16 of these firms. Because the Company borrows money based on the fair value of its ARM assets and because increases in short-term interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM assets declines for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. For the year ended December 31, 1997, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during such periods. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional assets, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights.

In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.8 million.

In May 1997, the Company issued 861,850 shares of common stock at a price of $19.50 per share. Net proceeds from this issuance totaled $16.2 million.

In July 1997, the Company issued 2,100,000 shares of common stock at a price of $22.625 per share. Net proceeds from this issuance totaled $45.0 million. Upon completion of this issuance of common stock, the Company had $109 million of its securities registered for future sale under the Company's Registration Statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of 1997 participation in the DRP, the Company issued 912,590 new shares of common stock and received $18.0 million of new equity capital.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM assets, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM assets because the weighted average next repricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations. Third, the Company's ARM assets lag changes in the indices due to the notice period provided to ARM borrowers when the interest rate on their loans are scheduled to change. The periodic cap only affects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

The rate of prepayment on the Company's mortgage assets may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its ARM assets over a longer time period, resulting in an increased yield on its mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Conversely, the rate of prepayment on the Company's mortgage assets may increase if interest rates decline, or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause the Company to amortize the premiums paid for its mortgage assets faster, resulting in a reduced yield on its mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, the Company's earnings may be adversely affected.

Lastly, because the Company only invests in ARM assets and approximately 8% to 9% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM assets will, over time, reprice to a spread over the Company's cost of funds, while the portion of the Company's portfolio of ARM assets that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.7% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. Furthermore, the Company's revenues during the year ended December 31, 1997, subject to the 30% income limitation under the REIT rules amount to 0.85% of total revenue. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1997, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1997, the Company calculates that it is in compliance with this requirement.

The Company has reviewed its computer systems and has determined that they are in compliance with the requirements of the year 2000. The Company also believes that because of its internal systems and controls and the nature of its financial contracts, it is not likely to incur any material disruptions, expenses or losses in connection with any external relationship related to the year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company, the related notes and schedules to the financial statements, together with the Independent Auditor's Report thereon are set forth on pages F-3 through F-21 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 30, 1998 pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 30, 1998 pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 30, 1998 pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 30, 1998 pursuant to General Instruction G(3).

                                      PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

            1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

                 Independent Auditors' Report; Balance Sheets as of December 31, 1997 and 1996; Statements of Operations for the years ended December 31, 1997, 1996 and 1995; Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995; Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 and Notes to Financial Statements.

            2.   Schedules to Financial Statements:

                 All financial statement schedules are included in Part II, Item 8 of this Annual Report on Form-K.

            3.   Exhibits:

                 See "Exhibit Index".

        (b) Reports on Form 8-K:

                 None

                        THORNBURG MORTGAGE ASSET CORPORATION


                                FINANCIAL STATEMENTS

                                        AND

                            INDEPENDENT AUDITOR'S REPORT



                             For Inclusion in Form 10-K

                                     Filed with

                         Securities and Exchange Commission

                                 December 31, 1997

                        THORNBURG MORTGAGE ASSET CORPORATION

                           INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE
FINANCIAL STATEMENTS:

Independent Auditor's Report                                         F-3

Balance sheets                                                       F-4

Statements of operations                                             F-5

Statement of shareholders' equity                                    F-6

Statements of cash flows                                             F-7

Notes to financial statements                                        F-8

FINANCIAL STATEMENT SCHEDULE:

Schedule IV - mortgage loans on real estate                          F-20

                            INDEPENDENT AUDITOR'S REPORT










To the Board of Directors
Thornburg Mortgage Asset Corporation
Santa Fe, New Mexico

   We have audited the accompanying balance sheets of Thornburg Mortgage Asset Corporation as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage Asset Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule IV is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                 /s/  McGLADREY & PULLEN, LLP

                                                      McGLADREY & PULLEN, LLP

New York, New York
January 15, 1998

===============================================================================
                        THORNBURG MORTGAGE ASSET CORPORATION
===============================================================================

                                   BALANCE SHEETS
                               (Amounts in thousands)

                                                                           December 31
                                                               -------------------------------------
                                                                     1997                1996
                                                               ------------------  -----------------
ASSETS

   Adjustable-rate mortgage ("ARM") assets (Notes 2 and 3)
      ARM securities                                           $      4,519,707    $     2,727,875
      ARM loans held for securitization                                 118,987                  -
                                                                 ----------------   ----------------
                                                                      4,638,694          2,727,875
   Cash and cash equivalents                                             13,780              3,693
   Accrued interest receivable                                           38,353             23,563
   Prepaid expenses and other                                               289                227
                                                                 ----------------   ----------------
                                                               $      4,691,116    $     2,755,358
                                                                 ================   ================


LIABILITIES

   Reverse repurchase agreements (Note 3)                      $      4,270,170    $     2,459,132
   Other borrowings (Note 3)                                             10,018             14,187
   Payable for assets purchased                                               -             32,683
   Accrued interest payable                                              39,749             18,747
   Dividends payable (Note 5)                                            11,810              7,299
   Accrued expenses and other                                             1,215              1,112
                                                                 ----------------   ----------------
                                                                      4,332,962          2,533,160
                                                                 ----------------   ----------------


COMMITMENTS (Note 2)


SHAREHOLDERS' EQUITY (Note 5)

   Preferred stock: par value $.01 per share;
      2,760 shares authorized; 9.68% Cumulative
      Convertible Series A, 2,760 and none issued
      and outstanding, respectively; aggregate
      preference in liquidation $69,000                                  65,805                  -
   Common stock: par value $.01 per share;
      47,240 shares authorized, 20,280 and 16,219
      shares issued and outstanding, respectively                           203                162
   Additional paid-in-capital                                           315,240            233,177
   Available-for-sale assets:
      Unrealized gain (loss) (Note 2)                                   (22,504)           (15,807)
      Realized deferred hedging gain                                      3,059              4,541
   Notes receivable from stock sales                                     (2,698)                 -
   Retained earnings (deficit)                                             (951)               125
                                                                 ----------------   ----------------
                                                                        358,154            222,198
                                                                 ----------------   ----------------
                                                               $      4,691,116    $     2,755,358
                                                                 ================   ================

See Notes to Financial Statements.

===============================================================================
                        THORNBURG MORTGAGE ASSET CORPORATION
===============================================================================

                              STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)


                                                        Year ended December 31
                                              -------------------------------------------
                                                  1997           1996           1995
                                              -------------  -------------  -------------
Interest income from ARM assets and cash      $    247,721   $    151,511   $    116,617
Interest expense on borrowed funds                (198,657)      (121,166)      (103,121)
                                                -----------    -----------    -----------
   Net interest income                              49,064         30,345         13,496
                                                -----------    -----------    -----------

Gain (loss) on sale of ARM assets                    1,189          1,362           (568)
Provision for credit losses                           (886)          (990)             -
Management fee (Note 7)                             (3,664)        (1,872)        (1,390)
Performance fee (Note 7)                            (3,363)        (2,462)          (596)
Other operating expenses                              (938)          (646)          (490)
                                                -----------    -----------    -----------
   NET INCOME                                 $     41,402   $     25,737   $     10,452
                                                ===========    ===========    ===========



Net income                                    $     41,402   $     25,737   $     10,452
Dividend on preferred stock                         (6,251)             -              -
                                                -----------    -----------    -----------
Net income available to common shareholders   $     35,151   $     25,737   $     10,452
                                                ===========    ===========    ===========

Basic earnings per share                      $       1.95   $       1.73   $       0.88
                                                ===========    ===========    ===========

Diluted earnings per share                    $       1.94   $       1.73   $       0.88
                                                ===========    ===========    ===========

Average number of common shares outstanding         18,048         14,874         11,927
                                                ===========    ===========    ===========






See Notes to Financial Statements.

================================================================================
                      THORNBURG MORTGAGE ASSET CORPORATION
================================================================================

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three  Years  Ended   December  31,  1997
               (Dollar amounts in thousands, except per share data)

                                                                 Available-for-Sale Assets
                                                                 -------------------------
                                                                                 Realized     Notes
                                                     Additional                  Deferred   Receivable
                               Preferred   Common     Paid-in     Unrealized     Gain From  From Stock   Retained
                                 Stock     Stock      Capital     Gain (Loss)     Hedging     Sales      Earnings     Total
                               ---------  --------  -----------  ------------  -----------  ----------  ----------  ---------
Balance, December 31, 1994     $      -  $     118  $   170,466  $   (60,052)  $     9,259  $        -  $      192  $ 119,983

Issuance of common
  stock   (Note 5)                    -          4        5,242            -             -           -           -      5,246

Available-for-Sale
Assets:
  Fair value
   adjustment, net
   of amortization                    -          -            -       38,217             -           -           -     38,217

  Deferred gain on
   sale of hedges,
   net of amortization                -          -            -            -        (2,250)          -           -     (2,250)


Net income                            -          -            -            -             -           -      10,452     10,452

Dividends declared on
 common stock - $0.93 per
 share                                -          -            -            -             -           -     (11,171)   (11,171)
                               --------   --------   ----------   ----------    ----------   ---------   ---------   --------
Balance, December 31, 1995            -        122      175,708      (21,835)        7,009           -        (527)   160,477

Issuance of common
  stock   (Note 5)                    -         40       57,469            -             -           -           -     57,509

Available-for-Sale
Assets:
  Fair value
   adjustment, net
   of amortization                    -          -            -        6,028             -           -           -      6,028

  Deferred gain on
   sale of hedges,
   net of  amortization               -          -            -            -        (2,468)          -           -     (2,468)

Net income                            -          -            -            -             -           -      25,737     25,737

Dividends declared on
  common stock -
  $1.65 per share                     -          -            -            -             -           -     (25,085)   (25,085)
                               --------   --------   ----------   ----------    ----------   ---------   ---------   --------
Balance, December 31, 1996            -        162      233,177      (15,807)        4,541           -         125    222,198

Series A preferred
 stock issued, net of
 issuance cost (Note 5)          65,805          -            -            -             -           -           -     65,805

Issuance of common
  stock   (Note 5)                    -         41       82,063            -             -      (2,698)          -     79,406

Available-for-Sale
Assets:
  Fair value
   adjustment, net
   of amortization                    -          -            -       (6,697)            -           -           -     (6,697)

  Deferred gain on
    sale of hedges, net of
    amortization                      -          -            -            -        (1,482)          -           -     (1,482)

Net income                            -          -            -            -             -           -      41,402     41,402

Dividends declared on
 preferred stock -
 $2.265 per share                     -          -            -            -             -           -      (6,251)    (6,251)

Dividends declared on
  common stock -
  $1.97 per share                     -          -            -            -             -           -     (36,227)   (36,227)
                               --------   --------   ----------   ----------    ----------   ---------   ---------   --------
Balance, December 31, 1997    $  65,805  $    203   $   315,240  $   (22,504)  $     3,059  $ (  2,698) $     (951) $ 358,154
                               ========   ========   ==========   ==========    ==========   =========   =========   ========

See Notes to Financial Statements.

===============================================================================
                        THORNBURG MORTGAGE ASSET CORPORATION
===============================================================================

                              STATEMENTS OF CASH FLOWS
                           (Dollar amounts in thousands)

                                              Year ended December 31
                                    -------------------------------------------
                                        1997           1996           1995
                                    -------------  -------------  -------------
Operating Activities:
  Net income                        $     41,402   $     25,737   $     10,452
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
   Amortization                           24,665         14,346          4,699
   Net realized (gain) loss from
     investing activities                   (303)          (372)           568
   Decrease (increase) in accrued
     interest receivable                 (14,789)        (4,785)        (5,329)
   Decrease (increase) in prepaid
     expenses and other                      (62)            33           (193)
   Increase (decrease) in accrued
     interest payable                     21,002          8,840          3,349
   Increase (decrease) in accrued
     expenses and other                      101            433            463
                                      -----------    -----------    -----------
     Net cash provided by operating
       activities                         72,016         44,232         14,009
                                      -----------    -----------    -----------

Investing Activities:
  Available-for-sale securities:
   Purchases                          (2,929,746)    (1,583,678)      (548,672)
   Proceeds on sales                     190,196        277,594         75,374
   Proceeds on call                       67,202              -              -
   Principal payments                    756,379        441,722        201,583
  Held-to-maturity securities:
   Principal payments                     63,120        111,684         78,268
  ARM Loans:
   Purchases                            (123,211)             -              -
   Principal payments                      4,092              -              -
  Purchase of interest rate cap
    agreements                            (4,074)          (631)          (403)
                                      -----------    -----------    -----------
     Net cash (used in) investing
       activities                     (1,976,042)      (753,309)      (193,850)
                                      -----------    -----------    -----------

Financing Activities:
  Net borrowings from reverse
    repurchase agreements              1,811,038        678,278        178,920
  Repayments of other borrowings          (4,169)        (4,259)        (3,208)
  Proceeds from preferred stock
    issued                                65,805              -              -
  Proceeds from common stock issued       79,406         57,509          5,246
  Dividends paid                         (37,967)       (22,418)        (8,305)
                                      -----------    -----------    -----------
   Net cash provided by financing
     activities                        1,914,113        709,110        172,653
                                      -----------    -----------    -----------

Net increase (decrease) in cash and
   cash equivalents                       10,087             33         (7,188)
Cash and cash equivalents at
   beginning of period                     3,693          3,660         10,848
                                      -----------    -----------    -----------
Cash and cash equivalents at end of
   period                           $     13,780   $      3,693   $      3,660
                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information and non-cash investing and financing activities are included in Note 3.


See Notes to Financial Statements

                         THORNBURG MORTGAGE ASSET CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Thornburg Mortgage Asset Corporation (the "Company") was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of adjustable-rate mortgage assets on June 25, 1993, upon receipt of the net proceeds from the initial public offering of the Company's common stock.

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

            The Company's policy is to classify each of its ARM securities as available-for-sale as they are purchased and then monitor each ARM security for a period of time, generally six to twelve months, prior to making a determination as to whether the ARM security will be classified as held-to-maturity. Management has made the determination that most of its ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that might require the Company to sell assets in order to maintain an appropriate level of liquidity. Management re-evaluates the classification of the ARM securities on a quarterly basis. All ARM securities classified as held-to-maturity are carried at the fair value of the security at the time the designation is made and any fair value adjustment to the cost basis as of the date of the classification is amortized into interest income as a yield adjustment. All ARM securities designated as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

            ARM loans that management has the intent and ability to hold for the foreseeable future and until maturity or payoff are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

            Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments.

            ARM asset transactions are recorded on the date the ARM assets are purchased or sold. Purchases of new issue ARM assets are recorded when all significant uncertainties regarding the characteristics of the assets are removed, generally shortly before settlement date. Realized gains and losses on ARM asset transactions are determined on the specific identification basis.

         CREDIT RISK

            The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Moody's Investor Services, Inc. or Standard & Poor's, Inc. (the "Rating Agencies"). Additionally, the Company has also purchased ARM loans and limits its exposure to credit losses by restricting its whole loan purchases to ARM loans generally originated to "A" quality underwriting standards or loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio.

            The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM assets. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified potential future losses in its ARM assets portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current and projected economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. The Company also makes a monthly provision for possible credit losses on its portfolio of ARM loans which is an increase to the reserve for possible loan losses. The provision for possible credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current and projected economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

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

            The Cap Agreements classified as a hedge against held-to-maturity assets are initially carried at their fair value as of the time the Cap Agreements and the related assets are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. The Cap Agreements that are classified as a hedge against available-for-sale assets are carried at fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such assets. The carrying value of the Cap Agreements are included in ARM assets on the balance sheet. The amortization of the carrying value of the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

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

         INCOME TAXES

            The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met.

         NET EARNINGS PER SHARE

            The Financial Accounting Standards Board ("FASB") has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share ("EPS") by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic EPS amounts. Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. All other entities are required to present basic and diluted EPS amounts. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the earnings per common share.

            The Company initially applied Statement No. 128 for the year ended December 31, 1997, and as required by the Statement, has restated all per share information for the prior years to conform to the Statement.

            Following is information about the computation of the earnings per share data for the years ended December 31, 1997, 1996 and 1995 (Amounts in thousands except per share data):

                                                              Earnings
                                   Income        Shares      Per Share
                                ------------  -------------  -------------
              1997
Net Income                      $     41,402

Less preferred stock dividends        (6,251)
                                 ------------

Basic EPS, income available to
  common shareholders                 35,151        18,048  $        1.95
                                                              ===========

Effect of dilutive securities:

  Stock options                                        110

                                 -----------  ------------
Diluted EPS                     $     35,151        18,158  $        1.94
                                 ===========  ============    ===========

                                                              Earnings
                                   Income        Shares      Per Share
                                ------------  ------------  -------------
              1996
Net Income                      $     25,737

Less preferred stock dividends             -
                                 -----------

Basic EPS, income available to
  common stockholders                 25,737        14,874  $        1.73
                                                              ===========

Effect of dilutive securities:

  Stock options                                         37

                                 -----------  ------------
Diluted EPS                     $     25,737        14,911  $        1.73
                                 ===========  ============    ===========

              1995
Net Income                      $     10,452

Less preferred stock dividends             -
                                 -----------

Basic EPS, income available to
  common stockholders                 10,452        11,927  $        0.88
                                                              ===========

Effect of dilutive securities:

  Stock options                                          -

                                 -----------  ------------
Diluted EPS                     $     10,452        11,927  $        0.88
                                 ===========  ============    ===========

            The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 240,320, 169,099 and 23,791 shares of common stock at average prices of $20.89, $15.44 and $15.36 per share during the years ended December 31, 1997, 1996 and 1995, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

            The Company intends to comply with the requirements of this statement in the first quarter of 1998. The Company has determined that this statement will not result in material changes to the Company's financial position and results of operations.

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

         Investments in ARM assets consist of both ARM securities backed by ARM loans and ARM loans, primarily secured by single-family residential housing.

         The following tables present the Company's ARM assets as of December 31, 1997 and December 31, 1996. The ARM securities classified as available-for-sale are carried at their fair value, while the held-to-maturity ARM securities and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

            December 31, 1997:

                                                        ARM Securities
                                          ---------------------------------------
                                          Available-      Held-to-
                                           for-Sale       Maturity      Total        ARM Loans
                                          -----------   -----------   -----------  ------------
            Amortized cost basis          $ 4,147,384   $   395,803   $ 4,543,187  $   119,029
            Allowance for losses               (1,739)            -        (1,739)         (42)
                                           ----------    ----------    ----------   ----------
              Amortized cost, net           4,145,645       395,803     4,541,448      118,987
                                           ----------    ----------    ----------   ----------
            Gross unrealized gains             11,075         5,609        16,684            -
            Gross unrealized losses           (32,816)       (2,859)      (35,675)           -
                                           ----------    ----------    ----------   ==========
              Fair value                  $ 4,123,904   $   398,553   $ 4,522,457  $   118,987
                                           ==========    ==========    ==========   ==========

              Carrying value              $ 4,123,904   $   395,803   $ 4,519,707  $   118,987
                                           ==========    ==========    ==========   ==========

            December 31, 1996:

                                                       ARM Securities
                                          ---------------------------------------
                                          Available-      Held-to-
                                           for-Sale       Maturity      Total        ARM Loans
                                          -----------   -----------   -----------  ------------
            Amortized cost basis          $ 2,282,991   $   460,596   $ 2,743,587  $         -
            Allowance for losses                 (990)            -          (990)           -
                                           ----------    ----------    ----------   ----------
              Amortized cost, net           2,282,001       460,596     2,742,597            -
                                           ----------    ----------    ----------   ----------
            Gross unrealized gains              7,686         4,169        11,855            -
            Gross unrealized losses           (22,408)       (4,306)      (26,714)           -
                                           ----------    ----------    ----------   ==========
              Fair value                  $ 2,267,279   $   460,459   $ 2,727,738  $         -
                                           ==========    ==========    ==========   ==========

              Carrying value              $ 2,267,279   $   460,596   $ 2,727,875  $         -
                                           ==========    ==========    ==========   ==========

         During 1997, the Company realized $2,179,000 in gains and $990,000 in losses on the sale of $189.0 million of ARM securities. During 1996, the Company realized $1,427,000 in gains and $65,000 in losses on the sale of $276.4 million of ARM securities, and during 1995, the Company realized $91,000 in gains and $659,000 in losses on the sale of $75.9 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

         As of December 31, 1997, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,739,000. At December 31, 1997, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $13.1 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and have some remaining credit support that mitigate the Company's exposure to potential future credit losses. Additionally, during 1997, the Company, in accordance with its credit policies, recorded a $42,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. The following table summarizes the activity for the allowance for losses on ARM loans for the year ended 1997 (dollar amounts in thousands):

                                 Beginning balance $       0
                                 Provision for losses     42
                                 Charge-offs, net          0
                                                    ----------
                                 Ending balance    $      42
                                                    ==========

         As of December 31, 1997, the Company had commitments to purchase $66.5 million of ARM assets.

         The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 6.38% as of December 31, 1997 and 6.64% as of December 31, 1996.

         As of December 31, 1997 and December 31, 1996, the Company had purchased Cap Agreements with a remaining notional amount of $4.156 billion and $2.266 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.19%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.60% with an average maturity of 3.1 years as of December 31, 1997. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.260 billion over the period of the agreements, which expire between 1999 and 2004. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM assets during the period of amortization. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

         As of December 31, 1997, the Company had outstanding $4.270 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.91% and a weighted average remaining maturity of 2.1 months. As of December 31, 1997, $1.687 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from one month to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one-, two-, three- or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at December 31, 1997 were collateralized by ARM assets with a carrying value of $4.482 billion, including accrued interest.

         At December 31, 1997, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

            Within 30 days      $ 1,676,268
            31 to 89 days         1,526,069
            90 days to one year   1,067,833
                                 ===========
                                $ 4,270,170
                                 ===========

         As of December 31, 1997, the Company was a counterparty to six different interest rate swap agreements that substantially offset each other with an aggregate notional balance of $650 million. Due to the offsetting nature of these agreements and their short remaining term, they had no effect on the average period of next repricing of the Company's borrowings. Five of the agreements are cancelable beginning in the first quarter of 1998 and have a final maturity during the first quarter of 1999. The remaining agreement matures during the first quarter of 1998.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of December 31, 1997, there was no balance outstanding under this agreement.

         As of December 31, 1997, the Company had financed a portion of its portfolio of interest rate cap agreements with $10.0 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.91% and have a weighted average remaining maturity of 2.0 years. The other borrowings financing cap agreements at December 31, 1997 were collateralized by ARM assets with a carrying value of $14.4 million, including accrued interest, and $500,000 of cash and cash equivalents. The aggregate maturities of these other borrowings are as follows (dollar amounts in thousands):

            1998                $     4,509
            1999                      4,877
            2000                        632
                                 -----------
                                $    10,018
                                 ===========

         The total cash paid for interest was $177.9 million, $112.2 million and $100.4 million for 1997, 1996 and 1995 respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and December 31, 1996. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                   December 31, 1997           December 31, 1996
                                ------------------------   --------------------------
                                 Carrying       Fair          Carrying      Fair
                                  Amount       Value           Amount       Value
                                -------------------------   -------------------------
            Assets:
              ARM assets        $ 4,634,612 $ 4,639,513     $  2,689,727 $ 2,692,521
              Cap agreements          4,082       1,931            5,465       2,535

            Liabilities:
              Other borrowings       10,018      10,321           14,187      14,744
              Swap agreements           (50)        184               (7)        440

         The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity or held for the foreseeable future is their amortized cost.

         The fair values of the Company's ARM securities and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values for ARM loans are based on market prices for similar securitized loans, adjusted for differences in loan characteristics. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

         During 1997, the Company issued 912,590 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $18.0 million. During 1996, the Company issued 347,434 shares of common stock under this plan and received net proceeds of $5.4 million, and during 1995, the Company issued 269,461 shares of common stock under this plan and received net proceeds of $3.1 million.

         During 1997, stock options for 186,071 shares of common stock were exercised at an average price of $15.71. The Company received net proceeds of $0.2 million, and $2.7 million of notes receivable were executed in connection with the exercise of certain options. During 1996, stock options for 23,595 shares of common stock were exercised at an average price of $15.41 that generated net proceeds of $0.4 million.

         During the Company's 1997 fiscal year, the Company declared dividends to shareholders totaling $1.97 per common share, of which $1.47 was paid during 1997 and $0.50 was paid on January 12, 1998, and $2.265 per preferred share, of which $1.66 was paid during 1997 and $0.605 was paid on January 12, 1998. During the Company's 1996 fiscal year, the Company declared dividends to shareholders totaling $1.65 per common share, of which $1.20 was paid during 1996 and $0.45 was paid on January 12, 1997. During the Company's 1995 fiscal year, the Company declared dividends to shareholders totaling $0.93 per common share. For federal income tax purposes, $0.01 of the 1997 dividend was capital gains subject to a maximum tax rate of 28%, and $0.05 of the 1997 dividend was capital gains subject to a maximum tax rate of 20%, and $0.03 of the 1996 dividend was long-term capital gains. The remainder of the dividends paid for fiscal years 1997, 1996 and 1995 was ordinary income to the Company's shareholders.

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

         The Company issued DERs at the same time as ISOs and NQSOs based upon a formula defined in the Plan. During 1997 the number of DERs issued was based on 25% of the ISOs and NQSOs granted during 1997. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

         During the year ended December 31, 1997, there were 240,320 options granted to buy common shares at an average exercise price of $20.89 along with 60,081 DERs. As of December 31, 1997, the Company had 680,995 options outstanding at exercise prices of $9.375 to $22.625 per share, 476,875 of which were exercisable. The weighted average exercise price of the options outstanding was $17.35 per share. As of the year ended December 31, 1997, there were 60,081 DERs granted, of which 31,101 were vested, and 965 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $32,000 for the year ending December 31, 1997.

         Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options in exchange for notes receivable. The notes are full recourse promissory notes bearing interest at 6.00% and are collateralized by the stock issued upon exercise of the stock options. Interest, which is credited to paid-in-capital, is payable quarterly and principal is due in 2006.

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

                                                1997          1996          1995
                                            -------------  ------------  ------------
                 Net income - as reported    $    41,402    $   25,737    $   10,452
                 Net income - pro forma           41,093        25,551        10,435

                 Basic EPS - as reported            1.95          1.73          0.88
                 Basic EPS - pro forma              1.93          1.72          0.87

                 Diluted EPS - as reported          1.94          1.73          0.88
                 Diluted EPS - pro forma            1.92          1.71          0.87

                 Assumptions:
                     Dividend yield               10.00%        10.00%        10.00%
                     Expected volatility          21.50%        23.30%        36.20%
                     Risk-free interest rate       6.40%         6.52%         7.06%
                      Expected lives              7 years       7 years       7 years


Information regarding options is as follows:

                                           1997                 1996                 1995
                                   -------------------  --------------------  -------------------
                                              Weighted             Weighted             Weighted
                                              Average              Average              Average
                                              Exercise             Exercise             Exercise
                                    Shares     Price     Shares     Price      Shares    Price
                                   --------  ---------  --------  ----------  --------  ---------
Outstanding, beginning of year      626,746  $ 15.510   482,078   $  15.529    488,284  $  15.538
Granted                             240,320    20.888   169,099      15.439     23,791     15.358
Exercised                          (186,071)   15.711   (23,595)     15.407         -         -
Expired                                  -        -        (836)     14.375    (29,997)    15.556
                                   ---------  --------  --------   ---------  --------   --------
Outstanding, end of year            680,995  $ 17.353   626,746   $  15.511    482,078  $  15.528
                                   =========  ========  ========   =========  ========   ========

Weighted average fair value of
options granted during the year    $   1.29            $   1.10               $   0.73

Options exercisable at year end     476,875             613,413                482,078

The following table summarizes information about stock options outstanding at December 31, 1997:

                                     Options Outstanding        Options Exercisable
                                  -------------------------  -------------------------
                                    Weighted
                                     Average     Weighted                   Weighted
                                    Remaining    Average                    Average
Range of Exercise      Options     Contractual   Exercise     Exercisable   Exercise
      Prices         Outstanding    Life (Yrs)     Price      At 12/31/97     Price
-------------------  -----------  -------------  ----------  -------------  ----------
      $9.375                 147         7.2     $   9.375            147   $    9.375
$14.375 - $16.125        427,195         6.4        15.315        427,195       15.315
$19.000 - $22.625        253,653         9.3        20.789         49,533       19.365
-------------------  -----------  -------------  ----------  ------------    ---------
 $9.375 - $22.625        680,995         7.5        17.353        476,875       15.734
===================  ===========  =============   ========   ============     ========

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

         For the years ended December 31, 1997, 1996 and 1995, the Company paid the Manager $3,664,000, $1,872,000 and $1,390,000, respectively, in base management fees in accordance with the terms of the Agreement.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the years ended December 31, 1997, 1996 and 1995, the Company paid the Manager $3,363,000,
         $2,462,000 and $596,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

NOTE 8.  NET INTEREST INCOME ANALYSIS

         The following table summarizes the amount of interest income and interest expense and the average effective interest rate for the periods ended December 31, 1997, 1996 and 1995 (dollar amounts in thousands):

                                   1997                 1996                  1995
                             -------------------  --------------------  ------------------
                                        Average              Average              Average
                              Amount      Rate     Amount      Rate     Amount      Rate
                             ---------  --------  ---------  --------  ---------  --------
Interest Earning Assets:
  ARM assets                 $ 246,507     6.56%  $ 150,759     6.45%  $ 115,830    6.31%
  Cash and cash equivalents      1,214     5.57         752     5.29         787    5.98
                              --------   -------   --------   -------   --------  -------
                               247,721     6.56     151,511     6.44     116,617    6.31
                              --------   -------   --------   -------   --------  -------
Interest Bearing Liabilities:
  Borrowings                   198,657     5.76     121,166     5.67     103,121    6.15
                              --------   -------   --------   -------   --------  -------

Net Interest Earning Assets
  and Spread                 $  49,064     0.80%  $  30,345    0.77%   $  13,496    0.16%
                              ========   =======   ========   ======    ========  =======

Yield on Net Interest
  Earning Assets (1)                       1.30%               1.29%                0.73%
                                         =======             =======              =======

-----------------------------
(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

         The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                1997 versus 1996             1996 versus 1995
                            --------------------------   --------------------------
                             Rate    Volume    Total      Rate    Volume    Total
                            -------- -------- -------- -------- -------- --------
Interest Income:
  ARM assets                $ 2,651  $93,097  $95,748    $ 2,625  $32,304  $34,929
  Cash and cash equivalents      40      422      462        (80)      45      (35)
                             -------  -------  -------    -------  -------  -------
                              2,691   93,519   96,210      2,545   32,349   34,894
                             -------  -------  -------    -------  -------  -------
Interest Expense:
  Borrowings                  2,068   75,423   77,491     (8,092)  26,137   18,045
                             -------  -------  -------    -------  -------  -------
Net interest income         $   623  $18,096  $18,719    $10,637  $ 6,212  $16,849
                             =======  =======  =======    =======  =======  =======

NOTE 9.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

   The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

                                                        Year Ended December 31, 1997
                                              -------------------------------------------------
                                                Fourth       Third        Second       First
                                               Quarter      Quarter       Quarter     Quarter
                                              ----------   -----------  -----------  ----------
Interest  income from ARM assets and  cash    $   73,011   $   68,088   $   57,623   $   48,999
Interest expense on borrowed funds               (60,680)     (54,862)     (45,448)     (37,667)
                                               ----------   ----------   ----------   ----------
  Net interest income                             12,331       13,226       12,175       11,332
                                               ----------   ----------   ----------   ----------

Gain (loss) on ARM assets                            566          112          (189)       (186)
General and administrative expenses               (2,047)      (2,156)       (1,911)     (1,851)
Dividend on preferred stock                       (1,670)      (1,670)       (1,670)     (1,241)
                                               ----------   ----------   -----------  ----------
  Net income available to common shareholders $    9,180   $    9,512    $    8,405   $   8,054
                                               ==========   ==========    ==========   =========

Basic EPS                                     $      0.46  $     0.50    $     0.50  $     0.49
                                               ==========    =========    ==========  ==========

Diluted EPS                                   $      0.46  $     0.49    $     0.50  $     0.49
                                               ==========    =========    ==========  ==========

Average number of common shares outstanding       19,860        19,152       16,817      16,311
                                               ==========    ==========   ==========  ==========

                                                        Year Ended December 31, 1996
                                              -------------------------------------------------
                                                Fourth       Third        Second       First
                                               Quarter      Quarter       Quarter     Quarter
                                              ----------   -----------  -----------  ----------
Interest  income from ARM assets and  cash    $   42,955   $   40,173   $   35,680   $   32,702
Interest expense on borrowed funds               (33,978)     (32,221)     (28,455)     (26,512)
                                               ----------   ----------   ----------   ----------
  Net interest income                              8,977        7,952        7,225        6,190
                                               ----------   ----------   ----------   ----------

Gain (loss) on ARM assets                             39          320           -            13
General and administrative expenses               (1,607)      (1,244)       (1,056)     (1,072)
Dividend on preferred stock                           -            -            -           -
                                               ----------   ----------   -----------  ----------
  Net income available to common shareholders $    7,409   $    7,028    $    6,169   $   5,131
                                               ==========   ==========    ==========   =========

Basic EPS                                     $      0.46  $     0.44    $     0.42  $     0.41
                                               ==========    =========    ==========  ==========

Diluted EPS                                   $      0.46  $     0.44    $     0.42  $     0.41
                                               ==========    =========    ==========  ==========

Average number of common shares outstanding       16,207        16,080       14,844      12,335
                                               ==========    ==========   ==========  ==========


                                                        Year Ended December 31, 1995
                                              -------------------------------------------------
                                                Fourth       Third        Second       First
                                               Quarter      Quarter       Quarter     Quarter
                                              ----------   -----------  -----------  ----------
Interest  income from ARM assets and  cash    $   32,561   $   30,178   $   27,998   $   25,880
Interest expense on borrowed funds               (27,101)     (25,757)     (25,541)     (24,722)
                                               ----------   ----------   ----------   ----------
  Net interest income                              5,460        4,421        2,457        1,158
                                               ----------   ----------   ----------   ----------

Gain (loss) on ARM assets                             49           42           -          (659)
General and administrative expenses                 (925)        (630)         (464)       (457)
Dividend on preferred stock                           -            -            -           -
                                               ----------   ----------   -----------  ----------
  Net income available to common shareholders $    4,584   $    3,833    $    1,993   $      42
                                               ==========   ==========    ==========   =========

Basic EPS                                     $      0.38  $     0.33    $     0.17  $     0.00
                                               ==========    =========    ==========  ==========

Diluted EPS                                   $      0.38  $     0.33    $     0.17  $     0.00
                                               ==========    =========    ==========  ==========

Average number of common shares outstanding       12,103        11,947       11,874      11,781
                                               ==========    ==========   ==========  ==========

                    SCHEDULE IV - Mortgage Loans on Real Estate

Column A, Description: The Company's whole loan portfolio at December 31, 1997, which consists of only first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

        Column A (continued)      Column B    Column C       Column G        Column H
      --------------------------  --------
         Description (4)

                                                                             Principal
                                                                             Amount of
                                                                               Loans
                                                                             Subject to
            Range of        Number                  Final      Carrying      Delinquent
        Carrying Amounts     of                    Maturity    Amount of     Principal
          of Mortgages      Loans   Interest Rate    Date     Mortgages (3)   Interest
        ----------------    ------  -------------  ---------  -------------  ----------
        $       0 - 250       308   5.375 - 9.000   Various   $   42,973     $     167
              251 - 500       114   6.000 - 8.612   Various       37,587
              501 - 750        20   6.000 - 8.000   Various       12,592
            751 - 1,000        13   6.375 - 7.875   Various       11,436
             over 1,000         8   6.375 - 7.875   Various       11,407
                Premium                                            3,034
          Allowance for
              losses (2)                                             (42)
                             ======                            ==========     ==========
                               463                            $  118,987     $      167
                             ======                            ==========     ==========

Notes:
      (1)    Reconciliation of carrying amounts of mortgage loans:

            Balance at December 31, 1996              $     -
              Additions during 1997:
               Loan purchases                           123,211

              Deductions during 1997:
               Collections of principal                   4,092
               Provision for losses                          42
               Amortization of premium                       90
                                                       --------
                                                          4,224
                                                       --------
            Balance at December 31, 1997              $ 118,987
                                                       ========

      (2) The provision for losses is based on management's assessment of various factors.
      (3) Cost for Federal income taxes is the same.
      (4) The geographic distribution of the Company's whole loan portfolio at
          December 31, 1997 is as follows:

                         Number
          State or          of         Carrying
         Territory        Loans         Amount
      -----------------  ---------  ---------------
      California             111    $     38,276
      Connecticut              8           1,823
      Florida                183          30,401
      Georgia                 12           4,744
      Maine                    5           1,034
      Michigan                 5           1,344
      New Jersey              16           5,828
      New York                48          11,932
      Puerto Rico              9           2,557
      Texas                    8           3,241
      Other states,
        less than             58          14,815
        4 loans each
      Premium                              3,034
      Allowance for losses                   (42)
                         =========  ===============
           TOTAL             463    $    118,987
                         =========  ===============

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THORNBURG MORTGAGE ASSET CORPORATION
                                    (Registrant)


Dated: March 30, 1998               /s/ H. Garrett Thornburg, Jr.
                                    -----------------------------
                                        H. Garrett Thornburg, Jr.
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer
                                       (Principal Executive Officer)


Dated: March 30, 1998               /s/ Richard P. Story
                                    --------------------
                                    Richard P. Story
                                    Chief Financial Officer and Treasurer
                                   (Principal Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Capacity                     Date


/s/ H. Garrett Thornburg, Jr. Chairman of the Board,        March 30, 1998
-----------------------------
H. Garrett Thornburg, Jr.     Director and Chief
                              Executive Officer

/s/ Larry A. Goldstone        President, Director and       March 30, 1998
------------------------
Larry A. Goldstone            Chief Operating Officer

/s/ David A. Ater             Director                      March 30, 1998
------------------------
David A. Ater

/s/ Joseph H. Badal           Director                      March 30, 1998
------------------------
Joseph H. Badal

/s/ Owen M. Lopez             Director                      March 30, 1998
------------------------
Owen M. Lopez

/s/ James H. Lorie            Director                      March 30, 1998
------------------------
James H. Lorie

/s/ Stuart C. Sherman         Director                      March 30, 1998
------------------------
Stuart C. Sherman

                                   Exhibit Index
                                                                    Sequentially
                                                                      Numbered
Exhibit Number        Exhibit Description                               Page
-------------- ---------------------------------------------------  ------------
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

      10.1     Management Agreement between the Registrant and
               Thornburg Mortgage Advisory Corporation dated
               June 17, 1994 (e)

      10.1.1   Amendment to Management Agreement dated
               June 16, 1995 (a)

      10.1.2   Amendment to Management Agreement dated
               December 15, 1995 (f)

      10.1.3   Amendment to Management Agreement dated
               September 18, 1996 (g)

      10.2     Form of Servicing Agreement (b)

      10.3 Form of 1992 Stock Option and Incentive Plan as amended and restated March 14, 1997 (h)

      10.3.1   Amendment dated December 16, 1997 to the amended
               and restated 1992 Stock Option and Incentive Plan *...   52

      10.4     Form of Dividend Reinvestment and Stock Purchase
               Plan (i)

      22. Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998 (j)

      27       Financial Data Schedule *


*  Being filed herewith.
(a)Previously filed with Registrant's Form 8-K dated October 10, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(b)Previously filed as part of Form S-11 which went effective on June 18, 1993 and incorporated herein by reference pursuant to Rule 12b-32.
(c)Previously filed with Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(d)Previously filed as part of Form 8-A dated January 17, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(e)Previously filed as part of Form S-8 dated July 1, 1994 and incorporated herein by reference pursuant to Rule 12b-32.
(f)Previously filed with Registrant's Form 10-K dated December 31, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(g)Previously filed with Registrant's Form 10-Q dated September 30, 1996 and incorporated herein by reference pursuant to Rule 12b-32.
(h)Previously filed with Registrant's Form 10-K dated December 31, 1996 and incorporated herein by reference pursuant to Rule 12b-32.
(i)Previously filed as Exhibit 4 to Registrant's registration statement on Form S-3D dated September 24, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(j)Previously filed on March 30, 1998 and incorporated by reference pursuant to Rule 12-b32.