Form 10-Q
period 1998-03-31
THORNBURG MORTGAGE ASSET CORP
filed 1998-04-22
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


   X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
------ EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 1998

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER:   001-11914


                     THORNBURG MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its Charter)

                 MARYLAND                   85-0404134
     (State or other jurisdiction of       (IRS Employer
      incorporation or organization)  Identification Number)

            119 E. MARCY STREET
           SANTA FE, NEW MEXICO                87501
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

Common Stock ($.01 par value)                  21,523,723 as of April 22, 1998

                        THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q


                                       INDEX




                                                                        Page
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Balance Sheets at March 31, 1998 and December 31, 1997...   3

               Statements of Operations for the three months ended
               March 31, 1998 and March 31, 1997........................   4

               Statement of Shareholders' Equity for the three months
               ended March 31, 1998.....................................   5

               Statements of Cash Flows for the three months ended
               March 31, 1998 and March 31, 1997........................   6

               Notes to Financial Statements............................   7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............  15



PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................  27

   Item 2.  Changes in Securities ......................................  27

   Item 3.  Defaults Upon Senior Securities ............................  27

   Item 4.  Submission of Matters to a Vote of Security Holders.........  27

   Item 5.  Other Information...........................................  27

   Item 6.  Exhibits and Reports on Form 8-K............................  27


   SIGNATURES  .........................................................  28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(Amounts in thousands)

                                                               March 31, 1998    December 31, 1997
                                                             ------------------  -----------------
ASSETS

   Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
     ARM securities                                            $     4,598,677   $     4,519,707
     ARM loans held for securitization                                 227,702           118,987
                                                                 -------------     -------------
                                                                     4,826,379         4,638,694
                                                                 -------------     -------------

   Cash and cash equivalents                                             2,506            13,780
   Accrued interest receivable                                          39,251            38,353
   Prepaid expenses and other                                            2,671               289
                                                                 -------------     -------------
                                                               $     4,870,807   $     4,691,116
                                                                 =============     =============


LIABILITIES

   Reverse repurchase agreements (Note 3)                      $     4,470,099   $     4,270,170
   Other borrowings (Note 3)                                             9,161            10,018
   Accrued interest payable                                             18,127            39,749
   Dividends payable (Note 6)                                            9,708            11,810
   Accrued expenses and other                                            1,212             1,215
                                                                 -------------     -------------
                                                                     4,508,307         4,332,962

SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock:  par value $.01 per share;
     2,760 shares  authorized;  9.68% Cumulative
     Convertible  Series A, 2,760 and 2,760 issued
     and  outstanding, respectively; aggregate
     preference in liquidation $69,000                                  65,805            65,805

   Common stock: par value $.01 per share;
     47,240 shares authorized, 21,371 and 20,280
     shares issued and outstanding, respectively                           214               203

   Additional paid-in-capital                                          333,453           315,240

   Accumulated other comprehensive income                              (32,231)          (19,445)

   Notes receivable from stock sales                                    (4,632)           (2,698)

   Retained earnings (deficit)                                            (109)             (951)
                                                                 -------------     -------------
                                                                       362,500           358,154
                                                                 -------------     -------------
                                                               $     4,870,807   $     4,691,116
                                                                 =============     =============



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (In thousands, except per share data)


                                                       Three  Months  Ended
                                                             March 31,
                                                         1998         1997
                                                     -----------   ----------
Interest income from ARM assets and cash             $    76,315   $   48,999
Interest expense on borrowed funds                       (64,889)     (37,667)
                                                       ---------    ---------
   Net interest income                                    11,426       11,332
                                                       ---------    ---------

Realized gain (loss) on:
  Sale of ARM securities (Note 2)                          1,528            4
  Provision for credit losses on ARM assets (Note 2)        (387)        (190)
Management fee (Note 7)                                   (1,028)        (811)
Performance fee (Note 7)                                    (759)        (857)
Other operating expenses                                    (284)        (183)
                                                       ---------    ---------
   NET INCOME                                        $    10,496   $    9,295
                                                       =========    =========


Net income                                           $    10,496   $    9,295
Dividend on preferred stock                               (1,670)      (1,241)
                                                       ---------    ----------
Net income available to common shareholders          $     8,826   $    8,054
                                                       =========    =========

Basic earnings per share                             $      0.42   $     0.49
                                                       =========    =========

Primary earnings per share                           $      0.42   $     0.49
                                                       =========    =========

Average number of common shares outstanding               20,797       16,311
                                                       =========    =========



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 1998
(In thousands, except share data)


                                                                                  Notes
                                                                  Accumulated   Receivable
                                                     Additional      Other        From       Retained
                                 Preferred  Common     Paid-in   Comprehensive    Stock      Earnings/  Comprehensive
                                   Stock    Stock      Capital      Income        Sales      (Deficit)      Income       Total
                                 --------- --------  ----------  -------------  ----------  -----------  ------------  ---------
Balance, December 31, 1997       $  65,805 $    203  $  315,240  $    (19,445)  $  (2,698)  $     (951)                $ 358,154

Comprehensive income:
   Net income                                                                                   10,496   $     10,496     10,496
   Other comprehensive income:

    Available-for-sale assets:
      Fair value adjustment, net
      of amortization                    -        -         -         (12,448)         -          -           (12,448)   (12,448)
    Deferred gain on sale of
      hedges, net of amortization        -        -         -            (338)         -          -              (338)      (338)
                                                                                                            ----------
   Other comprehensive income (loss)                                                                       $   (2,290)
                                                                                                            ==========

Issuance of common stock (Note 5)        -       11      18,213           -        (1,934)        -                       16,290

Dividends declared on preferred
  stock - $0.605 per share               -        -         -             -            -       (1,670)                    (1,670)


Dividends declared on common
  stock - $0.375 per share               -        -         -             -            -       (7,984)                    (7,984)
                                     =======   ======   ========    ==========   ========    ========                    =======
Balance, December 31, 1998          $ 65,805  $   214  $ 333,453   $  (32,231)  $  (4,632)  $    (109)                 $ 362,500
                                     =======   ======   ========    ==========   ========    ========                    =======



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                            1998         1997
                                                        -----------   ----------
Operating Activities:
  Net Income                                            $    10,496   $    9,295
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization                                             10,107        4,359
    Net (gain) loss from investing activities                (1,141)         186
    Change in assets and liabilities:
      Accrued interest receivable                              (898)      (6,152)
      Prepaid expenses and other                             (2,382)        (285)
      Accrued interest payable                              (21,622)       2,784
      Accrued expenses and other                                 (3)         459
                                                          ----------   ---------
      Net cash provided by (used in) operating activities    (5,443)      10,646
                                                          ----------   ---------

Investing Activities:
  Available-for-sale ARM securities:
   Purchases                                               (693,744)    (670,565)
   Proceeds on sales                                        191,825          633
   Proceeds from calls                                       54,879         -
   Principal payments                                       330,536      127,054
  Held-to-maturity ARM securities:
   Principal payments                                        16,152       18,140
ARM loans:
   Purchases                                               (120,025)        -
   Principal payments                                        11,234         -
Purchase of interest rate cap agreements                       (294)        (398)
                                                          ----------    --------
      Net cash provided by (used in) investing activities  (209,437)    (525,136)
                                                          ----------    --------

Financing Activities:
  Net borrowings from reverse repurchase agreements         199,929      477,047
  Net repayments of other borrowings                           (857)        (793)
  Proceeds from preferred stock issued                         -          65,809
  Proceeds from common stock issued                          16,290        2,029
  Dividends paid                                            (11,756)      (7,299)
                                                         ----------   ----------
   Net cash provided by (used in) financing activities      203,606      536,793
                                                         ----------   ----------

Net increase (decrease) in cash and cash equivalents        (11,274)      22,303

Cash and cash equivalents at beginning of period             13,780        3,693
                                                         ----------   ----------
Cash and cash equivalents at end of period              $     2,506   $   25,996
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

         ADJUSTABLE-RATE MORTGAGE ASSETS

            The Company's  adjustable-rate mortgage ("ARM") assets are comprised
            of  both  ARM  securities  and  ARM  loans,   primarily  secured  by
            single-family residential housing.

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

            Management has the intent and ability to hold the Company's ARM loans for the foreseeable future and until maturity or payoff. Therefore, they are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

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

            The Cap Agreements classified as a hedge against held-to-maturity assets are initially carried at their fair value as of the time the Cap Agreements and the related assets are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. The Cap Agreements that are classified as a hedge against available-for-sale assets are carried at fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such assets. The carrying value of the Cap Agreements are included in ARM assets on the balance sheet. The Company purchases Cap Agreements by incurring a one-time fee or premium. The amortization of the premium paid for the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

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

            Following is information about the computation of the earnings per share data for the 3 month periods ended March 31, 1998 and 1997 (Amounts in thousands except per share data):

                                                                               Earnings
                                                    Income        Shares      Per Share
                                                 ------------- ------------- -------------
            Three Months Ended March 31, 1998
            ---------------------------------
            Net income                           $     10,496

            Less preferred stock dividends             (1,670)
                                                  ------------
            Basic EPS, income available to
              common shareholders                       8,826        20,797   $        0.42
                                                                                ===========
            Effect of dilutive securities:
              Stock options                                              18
                                                  ------------ -------------
            Diluted EPS                          $      8,826        20,815   $        0.42
                                                  ============ =============    ===========

            Three Months Ended March 31, 1997
            ---------------------------------
            Net income                           $      9,294

            Less preferred stock dividends             (1,242)
                                                  ------------
            Basic EPS, income available to
              common stockholders                       8,052        16,311   $        0.49
                                                                    ===========
            Effect of dilutive securities:
              Stock options                                             153
                                                  ------------ -------------
            Diluted EPS                           $      8,052       16,464   $        0.49
                                                  ============ =============    ===========

            The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 32,763 and 115,920 shares of common stock at average prices of $16.52 and $20.00 per share during the quarters ended March 31, 1998 and 1997, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

         The following tables present the Company's ARM assets as of March 31, 1998 and December 31, 1997. The ARM securities classified as available-for-sale are carried at their fair value, while the held-to-maturity ARM securities and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

            March 31, 1998:

                                                ARM Securities
                                    ---------------------------------------
                                    Available-     Held-to-
                                     for-Sale      Maturity       Total         ARM Loans
                                    ------------  -----------  -------------   ------------
            Amortized cost basis    $ 4,245,122   $   377,120   $ 4,622,242    $   227,803
            Allowance for losses         (1,502)         -           (1,502)          (101)
                                     -----------   -----------   -----------    -----------
              Amortized cost, net     4,243,620       377,120     4,620,740        227,702
                                     -----------   -----------   -----------    -----------
            Gross unrealized gains        7,079         3,808        10,887            -
            Gross unrealized losses     (32,184)         (728)      (32,912)           -
                                     ===========   ===========   ===========    ===========
              Fair value            $ 4,218,515   $   380,200   $ 4,598,715    $   227,702
                                     ===========   ===========   ===========    ===========

              Carrying value        $ 4,218,515   $   377,120   $ 4,595,635    $   227,702
                                     ===========   ===========   ===========    ===========

            December 31, 1997:
                                                ARM Securities
                                    ---------------------------------------
                                    Available-     Held-to-
                                     for-Sale      Maturity       Total         ARM Loans
                                    ------------  -----------  -------------   ------------
            Amortized cost basis    $ 4,147,384   $   395,803   $ 4,543,187    $   119,029
            Allowance for losses         (1,739)         -           (1,739)           (42)
                                     -----------   -----------   -----------    -----------
              Amortized cost, net     4,145,645       395,803     4,541,448        118,987
                                     -----------   -----------   -----------    -----------
            Gross unrealized gains       11,075         5,609        16,684            -
            Gross unrealized losses     (32,816)       (2,859)      (35,675)           -
                                     ===========   ===========   ===========    ===========
              Fair value            $ 4,123,904   $   398,553   $ 4,522,457    $   118,987
                                     ===========   ===========   ===========    ===========

              Carrying value        $ 4,123,904   $   395,803   $ 4,519,707    $   118,987
                                     ===========   ===========   ===========    ===========

         During  the  quarter  ended  March  31,  1998,  the  Company   realized
         $1,786,000 in gains and $258,000 in losses on the sale of $190.3 million of ARM securities. During the same period of 1997, the Company realized $4,000 in gains on the sale of $629,000 of ARM securities. All of the ARM securities sold were classified as available-for-sale.

         As of March 31, 1998, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,502,000. At March 31, 1998, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $12.6 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first three months of 1998, the Company, in accordance with its credit policies, recorded a $59,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. The following table summarizes the activity for the allowance for losses on ARM loans for the quarter ended March 31, 1998 (dollar amounts in thousands):

                                 Beginning balance     $      42
                                 Provision for losses         59
                                 Charge-offs, net              0
                                                        --------
                                 Ending balance        $     101
                                                        ========

         As of March 31, 1998, the Company had commitments to purchase $134.2 million of ARM assets.

         The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 6.24% as of March 31, 1998 and 6.38% as of December 31, 1997.

         As of March 31, 1998 and December 31, 1997, the Company had purchased Cap Agreements with a remaining notional amount of $4.181 billion and $4.156 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.15%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.37%. The Cap Agreements had an average maturity of 2.9 years as of March 31, 1998. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.360 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

         As of March 31, 1998, the Company had outstanding $4.470 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.75% and a weighted average remaining maturity of 2.6 months. As of March 31, 1998, $1.868 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly. In addition, as of March 31, 1998, $174.4 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month. The reverse repurchase agreements at March 31, 1998 were collateralized by ARM assets with a carrying value of $4.723 billion, including accrued interest.

         At March 31, 1998, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                             Within 30 days        $  1,508,509
                             30 to 90 days            1,626,327
                             91 days to one year      1,335,263
                                                    -----------
                                                   $  4,470,099
                                                    ===========

         As of March 31, 1998, the Company was a counterparty to two interest rate swap agreements having an aggregate notional balance of $260 million and a weighted average remaining term of 11.5 months, although they are cancelable monthly. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. Since these agreements are cancelable monthly, they have no effect on the average period to the next repricing of the Company's borrowings. The average period to the next repricing of the Company's borrowings was 36 days as of March 31, 1998.

         The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of March 31, 1998, there was no balance outstanding under this agreement.

         As of March 31, 1998, the Company had financed a portion of its portfolio of interest rate cap agreements with $9.2 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.90% and have a weighted average remaining maturity of 1.8 years. The other borrowings financing cap agreements at March 31, 1998 were collateralized by ARM securities with a carrying value of $14.1 million, including accrued interest and $500 thousand of cash. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                             1998         $      3,652
                             1999                4,877
                             2000                  632
                                            ----------
                                         $       9,161
                                            ==========

         During the quarter ended March 31, 1998, the total cash paid for interest was $85.7 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1998 and December 31, 1997. Financial Accounting Standard Board ("FASB") Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                        March 31, 1998            December 31, 1997
                                   -------------------------   ------------------------
                                     Carrying       Fair          Carrying      Fair
                                      Amount        Value          Amount       Value
                                   ------------  -----------   -----------  -----------
            Assets:
              ARM assets            $ 4,823,337  $ 4,826,417   $ 4,634,612  $ 4,639,513
              Cap agreements             3,042         1,161         4,082        1,931

            Liabilities:
              Other borrowings           9,161         8,990        10,018       10,321
              Swap agreements             (44)           210           (50)         184

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

NOTE 5.  COMMON AND PREFERRED STOCK

         During the quarter ended March 31, 1998, the Company issued 1,027,000 shares of common stock under its dividend reinvestment and stock purchase plan and received net proceeds of $16.3 million.

         During the quarter ended March 31, 1998, stock options for 128,377 shares of common stock were exercised at an average price of $15.80 for cash and notes receivable. The Company received net cash proceeds of $21,000 and $1.9 million of notes receivable were executed in connection with the exercise of these options.

         On March 24, 1998, the Company declared a first quarter dividend of $0.375 per common share which was paid on April 10, 1998 to common shareholders of record as of March 31, 1998. Additionally, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on April 10, 1997 to preferred shareholders of record as of March 31, 1997. For federal income tax purposes such dividends are ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income and capital gain income, depending on the character of the Company's full year income.

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

         The Company issued DERs at the same time as ISOs and NQSOs based upon a formula defined in the Plan. During 1998 the number of DERs issued is based on 35% of the ISOs and NQSOs granted during 1998. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

         During the quarter ended March 31, 1998, there were 32,763 options granted to buy common shares at an average exercise price of $16.52 along with 11,473 DERs. As of March 31, 1998, the Company had 585,381 options outstanding at exercise prices of $9.375 to $22.625 per share, 436,698 of which were exercisable. The weighted average exercise price of the options outstanding was $17.77 per share. As of the March 31, 1998, there were 71,554 DERs granted, of which 42,574 were vested, and 2,012 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $17,000 for the quarter ended March 31, 1998.

         Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower.

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

         For the quarters ended March 31, 1998 and 1997, the Company paid the Manager $1,028,000 and $811,000, respectively, in base management fees in accordance with the terms of the Agreement.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended March 31, 1998 and 1997, the Company paid the Manager $759,000 and $857,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" of the Company's Prospectus Supplement dated July 14, 1997 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

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

Since inception, the Company has generally invested less than 15% of its total assets in Other Investment assets. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the ARM portfolio's overall high credit quality. The Company's ARM portfolio is currently comprised of approximately 4% of Other Investment assets. The Company may increase its investment in Other Investment assets, specifically classes of multi-class pass-through certificates, which may benefit from future credit rating upgrades as senior classes of these securities pay off or have the potential to increase in value as a result of the appreciation of underlying real estate values. The Company has also acquired ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. The Company believes that its strategy to increase its investment in Other Investment assets and to securitize ARM loans that it acquires will provide the Company with higher yielding investments and give the Company greater control over the characteristics of the ARM assets originated and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market because the Company believes this strategy will increase the portfolio's total return and result in a higher net spread when considering the cost of financing and credit provisions. In pursuing this strategy the Company will likely have a higher degree of credit risk than when acquiring securities directly from the market. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with a high level of credit quality that provides an attractive return on equity.

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

FINANCIAL CONDITION

At March 31, 1998, the Company held total assets of $4.871 billion, $4.826 billion of which consisted of ARM assets, as compared to $4.691 billion and $4.639 billion, respectively, at December 31, 1997. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At March 31, 1998, 92.3% of the assets held by the Company were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 85.9% are in the form of adjustable-rate pass-through certificates. The remainder are floating rate classes of CMOs, investments in floating rate classes of trusts backed by mortgaged-backed assets or ARM loans.

The following table presents a schedule of ARM assets owned at March 31, 1998 and December 31, 1997 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                       ARM ASSETS BY ISSUER AND CREDIT RATING
                            (Dollar amounts in thousands)

                                 March 31, 1998          December 31, 1997
                            ------------------------- -------------------------
                             Carrying     Portfolio    Carrying     Portfolio
                               Value         Mix         Value         Mix
                            ------------  ----------- ------------  -----------
HIGH QUALITY:
  FHLMC/FNMA                $ 3,141,567         65.1% $ 3,117,937         67.2%
  Privately Issued:
   AAA/Aaa Rating               576,392         12.0      476,615         10.3
   AA/Aa Rating                 735,452         15.2      782,206         16.8
                             -----------  -----------  ----------   -----------
     Total Privately Issued   1,311,844         27.2    1,258,821         27.1
                             -----------  -----------  ----------   -----------

                             -----------  -----------  ----------   -----------
     Total High Quality       4,453,411         92.3    4,376,758         94.3
                             -----------  -----------  ----------   -----------

OTHER INVESTMENT:
  Privately Issued:
   A Rating                      95,951          2.0      115,055          2.5
   BBB/Baa Rating                38,076          0.8       17,625          0.4
   BB/Ba Rating and Other        11,239          0.2       10,269          0.2
  Whole loans                   227,702          4.7      118,987          2.6
                             -----------  -----------  -----------  -----------
     Total Other Investment     372,968          7.7      261,936          5.7
                             -----------  -----------  -----------  -----------
       Total ARM Portfolio  $ 4,826,379        100.0% $ 4,638,694        100.0%
                             ===========  ===========  ===========  ===========

As of March 31, 1998, the Company had reduced the cost basis of its ARM securities by $1,502,000 due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $12.6 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets continue to perform and one has some minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three months ended March 31, 1998, the Company recorded a $59,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                           ARM ASSETS BY INDEX
                                      (Dollar amounts in thousands)

                                           March 31, 1998            December 31, 1997
                                      -------------------------   -------------------------
                                       Carrying     Portfolio      Carrying     Portfolio
                                         Value         Mix          Value         Mix
                                      ------------  -----------   ------------  -----------
INDEX:
  One-month LIBOR                     $   404,008          8.4%   $   115,198          2.5%
  Three-month LIBOR                        89,438          1.9         31,215          0.7
  Six-month LIBOR                       1,369,898         28.4      1,489,802         32.1
  Six-month Certificate of Deposit        256,874          5.3        278,386          6.0
  Six-month Constant Maturity Treasury     64,266          1.3         66,669          1.4
  One-year Constant Maturity Treasury   2,139,444         44.3      2,271,914         49.0
  Cost of Funds                           502,451         10.4        385,510          8.3
                                       ===========  ===========    ===========  ===========
                                      $ 4,826,379        100.0%   $ 4,638,694        100.0%
                                       ===========  ===========    ===========  ===========

The portfolio had a current weighted average coupon of 7.47% at March 31, 1998. The portfolio, on a weighted average basis, was "fully indexed," as of March 31, 1998, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1997, the portfolio had a weighted average coupon of 7.56%. If the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.64%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 1997, the current yield of the ARM assets portfolio was 6.24%, compared to 6.38% as of December 31, 1997, with an average term to the next repricing date of 101 days as of December 31, 1997, compared to 110 days as of December 31, 1997. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield as of March 31, 1998, compared to December 31, 1997, is primarily because of the higher rate of ARM portfolio prepayments which have occurred during the first quarter of 1998. The higher level of prepayments increased the amount of premium amortization expense and increased the impact of non-interest earning assets in the form of principal payment receivables. The constant prepayment rate ("CPR") of the Company's ARM portfolio was 27% during the first quarter of 1998 compared to 24% during the fourth quarter of 1997. Higher premium amortization and a higher balance of principal payment receivables decreased the ARM portfolio yield by 0.05% as of March 31, 1998 compared to the end of 1997, which was partially offset by a 0.01% decrease in the net cost of hedging.

During the quarter ended March 31, 1998, the Company purchased $693.7 million of ARM securities, 96.8% of which were High Quality assets, and $120.0 million of ARM loans generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during the first three months of 1998, approximately 49% were indexed to LIBOR, 31% were indexed to a Cost of Funds Index, 18% were indexed to U.S. Treasury bill rates and the remaining 2% to other indices. Although a larger proportion of fixed-rate loans compared to ARM loans are being originated in the current market, the Company has continued to find sufficient attractive ARM asset acquisition opportunities to reinvest its cash flows and to continue its asset growth while maintaining the high quality credit profile of the ARM portfolio.

The Company sold ARM assets in the amount of $190.3 million at a net gain of $1,528,000 during the first quarter of 1998. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. Most of the ARM assets sold in the first quarter of 1998 were prepaying faster than expected and, as a group, 86% or $163.5 million of the ARMs sold had yields at the time of sale approximately 0.37% below the portfolio average yield at the time. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing ARM assets. At times, the Company is able to identify opportunities that it believes will improve the total return of its ARM assets portfolio by replacing selected assets. In managing the portfolio, the Company may at times realize either gains or losses in the process of replacing selected assets when it believes it has identified better investment opportunities in order to improve long-term total return.

For the quarter ended March 31, 1998, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 27% compared to 22% for the quarter ended March 31, 1997 and 24% for the quarter ended December 31, 1997. When prepayment experience exceeds expectations, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value price of the Company's portfolio of ARM assets classified as available-for-sale declined by 0.07% from a negative adjustment of 0.52% of the portfolio as of December 31, 1997, to a negative adjustment of 0.59% as of March 31, 1998. This price decline was primarily because of increased future prepayment expectations which have the effect of shortening the average life of the Company's ARM assets and decreasing their market value. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $21.7 million as of December 31, 1997, to $25.1 million as of March 31, 1998.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At March 31, 1998, the Cap Agreements owned by the Company had a remaining notional balance of $4.181 billion with an average final maturity of 2.9 years, compared to a remaining notional balance of $4.156 billion with an average final maturity of 3.1 years at December 31, 1997. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately 10.15%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At March 31, 1998, the fair value of the Cap Agreements was $1.2 million, $11.1 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio as of March 31, 1998:

                     CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                            (Dollar amounts in thousands)

                                          Cap                          Weighted
            Hedged        Weighted      Agreement                       Average
          ARM Assets       Average       Notional        Strike        Remaining
          Balance (1)     Life Cap       Balance         Price           Term
         -------------   -----------   -------------   -----------   --------------
         $   654,612          9.00%    $   477,310          7.50%          2.1 Years
             500,891         10.05         442,754          8.00           3.8
             145,898         10.53         195,912          8.50           2.0
             197,110         10.11         311,777          9.00           1.7
             151,509         10.82         153,870          9.50           2.5
             322,863         11.02         324,745         10.00           4.1
             453,445         11.43         458,369         10.50           2.6
             443,852         12.03         385,404         11.00           3.6
             356,626         12.53         571,616         11.50           4.2
             555,755         12.96         579,064         12.00           2.8
             227,401         13.54         183,885         12.50           2.2
             226,839         14.43          95,902         13.00           1.9
              98,930         None             N/A          N/A             N/A
           -----------   -----------     -----------   -----------   --------------
         $ 4,335,732         11.37%    $ 4,180,608         10.15%          2.9 Years
           ===========   ===========     ===========   ===========   ==============

         -------------
         (1) 90% of the ARM Assets' balance, which approximates the financed portion.

As of March 31, 1998, the Company was a counterparty to two interest rate swap agreements having an aggregate notional balance of $260 million and a weighted average remaining term of 11.5 months, although they are cancelable monthly. Under these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. Since these agreements are cancelable monthly, they have no effect on the average period to the next repricing of the Company's borrowings. The average period to the next repricing of the Company's borrowings was 36 days as of March 31, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

For the quarter ended March 31, 1998, the Company's net income was $10,496,000, or $0.42 per share (Basic EPS), based on a weighted average of 20,797,000 shares outstanding. That compares to $9,295,000, or $0.49 per share (Basic EPS), based on a weighted average of 16,311,000 shares outstanding for the quarter ended March 31, 1997. Net interest income for the quarter totaled $11,426,000, compared to $11,332,000 for the same period in 1997. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first three months of 1998, the Company recorded a gain on the sale of ARM securities of $1,528,000 as compared to a gain of $4,000 during the same period of 1997. Additionally, during the first quarter of 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $387,000 for potential credit losses, compared to $190,000 during the first quarter of 1997. During the first quarter of 1998, the Company incurred operating expenses of $2,071,000, consisting of a base management fee of $1,028,000, a performance-based fee of $759,000 and other operating expenses of $284,000. During the same period of 1997, the Company incurred operating expenses of $1,851,000, consisting of a base management fee of $811,000, a performance-based fee of $857,000 and other operating expenses of $183,000. Total operating expenses decreased as a percentage of average assets to 0.16% for the three months ended March 31, 1998, compared to 0.25% for the same period of 1997.

The Company's return on average common equity was 10.9% for the quarter ended March 31, 1998 compared to 13.40% for the quarter ended March 31, 1997 and compared to 11.63% for the prior quarter ended December 31, 1997. The primary reason for the lower return on average common equity is the Company's lower interest rate spread, discussed further below, partially offset by the higher level of gains recorded this quarter on the sale of ARM securities and the lower performance fee earned by the Manager. The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter which is applicable to the computation of the performance fee:

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                         ROE in
                                                                                                                        Excess of
                       Net                  Gain (Loss)                                              Net     10-Year     10-Year
                    Interest   Provision      on ARM         G & A      Performance   Preferred    Income/   US Treas.   US Treas.
    For The         Income/   For Losses/     Sales/      Expense (2)/      Fee/      Dividend/    Equity    Average     Average
  Quarter Ended     Equity      Equity        Equity         Equity        Equity      Equity       (ROE)     Yield       Yield
  -------------     --------  -----------   -----------   ------------  -----------   ---------   --------   --------   ---------
  Mar 31, 1996       13.37%         -           0.03%         1.04%         1.27%         -         11.08%     5.90%       5.18%
  Jun 30, 1996       13.14%         -            -            1.00%         0.92%         -         11.22%     6.72%       4.50%
  Sep 30, 1996       13.42%        0.34%        0.88%         1.03%         1.07%         -         11.86%     6.78%       5.08%
  Dec 31, 1996       14.99%        1.32%        1.38%         1.46%         1.23%         -         12.37%     6.35%       6.02%
  Mar 31, 1997       18.85%        0.32%        0.01%         1.65%         1.43%        2.07%      13.40%     6.55%       6.85%
  Jun 30, 1997       19.48%        0.34%        0.03%         1.81%         1.25%        2.67%      13.45%     6.71%       6.74%
  Sep 30, 1997       17.66%        0.30%        0.45%         1.64%         1.24%        2.23%      12.70%     6.26%       6.44%
  Dec 31, 1997       15.62%        0.33%        1.06%         1.59%         1.01%        2.12%      11.63%     5.92%       5.71%
  Mar 31, 1998       14.13%        0.48%        1.89%         1.62%         0.94%        2.06%      10.91%     5.60%       5.31%

  (1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.
  (2)  Excludes performance fees.

The decline in the Company's return on common equity from the first quarter of 1997 to the first quarter of 1998 is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities from 0.98% as of March 31, 1997, to 0.50% as of March 31, 1998. The primary reasons for this decline continue to be the change in the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of increased ARM prepayment speeds. From March 31, 1997 to March 31, 1998, the one-year U.S. Treasury yield declined by approximately 0.41% while LIBOR rates applicable to the Company's borrowings decreased by only 0.03%, creating a negative spread as of March 31, 1998 of -0.31. Approximately 45% of the Company's ARM assets are indexed to the one-year U. S. Treasury bill yield and, therefore, the yield on such assets declined with the index. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one-and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to these historical norms, but the Company's spreads would be expected to improve if that occurs. The Company's ARM portfolio yield also was lower during the first quarter of 1998 compared to the first quarter of 1997 because of an increase in the prepayment rate of ARM assets. During the first quarter of 1998, the average prepayment rate was 27%, compared to 22% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. As of March 31, 1998, the Company had a retained deficit of $109,000 because its dividends, which consisted entirely of taxable income, were higher than its reported earnings, principally because of loss provisions recorded that are not deductible for tax purposes until actually realized. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principals and the Company's taxable income before it's common dividend deduction:

            RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                           (Dollar amounts in thousands)

                                             Three Month Period Ending March 31,
                                             -----------------------------------
                                                    1998             1997
                                             ----------------   ----------------
Net income                                   $         10,496   $         9,295
  Additions:
     Provision for credit losses                          387               190
  Deductions:
     Dividend on Series A Preferred Shares             (1,670)           (1,241)
     Actual credit losses on ARM securities              (565)              (18)
     Net compensation related items                        (3)              -
                                              ----------------    --------------
Taxable net income                           $          8,645   $         8,226
                                              ================    ==============

The following table highlights the quarterly dividend history of the Company's common shares:

                              COMMON DIVIDEND SUMMARY
                (Dollar amounts in thousands, except per share data)

                                                     Common       Common     Cumulative
                      Taxable        Taxable        Dividend     Dividend   Undistributed
      For The           Net         Net Income      Declared     Pay-out      Taxable
   Quarter Ended      Income (1)   Per Share (2)  Per Share (2)  Ratio (3)   Net Income
   ---------------   ------------  -------------  -------------  ---------  ------------
   Mar 31, 1996      $    5,118    $    0.41      $    0.40          97%     $      188
   Jun 30, 1996           6,169         0.42           0.40         103%            (18)
   Sep 30, 1996           6,708         0.42           0.40          96%            250
   Dec 31, 1996           8,164         0.50           0.45          89%          1,115
   Mar 31, 1997           8,226         0.50           0.48          95%          1,505
   Jun 30, 1997           8,573         0.51           0.49          99%          1,603
   Sep 30, 1997           9,737         0.51           0.50         100%          1,560
   Dec 31, 1997           9,207         0.46           0.50         110%            629
   Mar 31, 1998           8,645         0.42           0.375         93%          1,290

   (1) Taxable net income after preferred dividends.
   (2) Weighted average common shares outstanding.
   (3) Common dividend declared divided into applicable quarter's taxable income available to common shareholders.

As of March 31, 1998, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.24%, compared to 6.65% as of March 31, 1997-- a decrease of 0.41%, and compared to 6.38% as of December 31, 1997 -- a decrease of 0.14%. The Company's cost of funds as of March 31, 1998, was 5.74%, compared to 5.67% as of March 31, 1997 -- an increase of 0.07%, and compared to 5.91% as of December 31, 1997 -- a decrease of 0.17%. The higher cost of funds as of year-end was primarily the result of financing a portion of the ARM portfolio over 1997 year-end at a time when LIBOR interest rates increased suddenly late in November due to year-end market pressures. Fortunately the Company, expecting this to occur, had already financed most of its portfolio over year-end before the LIBOR increase and, thus, was able to avoid the full potential impact of the higher market interest rates. Subsequent to year-end, LIBOR interest rates have generally returned to their previous level, which is reflected in a decrease in the Company's cost of funds as of March 31, 1998. As a result of these changes, the Company's net interest spread as of March 31, 1998 was 0.50%, compared to 0.98% as of March 31, 1997 and compared to 0.47% as of the end of 1997.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

  COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                            (Dollar amounts in millions)

                                           ARM Assets
                     Average    -----------------------------------    Yield on                         Yield on
                     Interest     Wgt. Avg.     Weighted               Interest               Net      Net Interest
    As of the        Earning    Fully Indexed   Average     Yield      Earning    Cost of   Interest     Earning
   Quarter Ended     Assets        Coupon       Coupon      Adj. (2)    Assets     Funds     Spread       Assets
   -------------   ----------   -------------   --------   ---------   --------   -------   -------    ------------
   Mar 31, 1996    $  2,025.8       7.56%         7.48%       0.99%       6.49%     5.60%     0.89%        1.32%
   Jun 30, 1996       2,248.2       7.83%         7.28%       0.85%       6.43%     5.59%     0.84%        1.32%
   Sep 30, 1996       2,506.0       7.80%         7.31%       0.80%       6.51%     5.71%     0.80%        1.32%
   Dec 31, 1996       2,624.4       7.61%         7.57%       0.93%       6.64%     5.72%     0.92%        1.34%
   Mar 31, 1997       2,950.6       7.93%         7.53%       0.89%       6.65%     5.67%     0.98%        1.54%
   Jun 30, 1997       3,464.1       7.75%         7.57%       0.90%       6.67%     5.77%     0.90%        1.39%
   Sep 30, 1997       4,143.7       7.63%         7.65%       1.07%       6.58%     5.79%     0.79%        1.22%
   Dec 31, 1997       4,548.9       7.64%         7.56%       1.18%       6.38%     5.91%     0.47%        0.96%
   Mar 31, 1998       4,859.7       7.47%         7.47%       1.23%       6.24%     5.74%     0.50%        0.92%

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

                 COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                   Impact of                 Amort. of
                       Premium/    Principal               Deferred Gain    Total
        As of the      Discount    Payments     Hedging    from Hedging     Yield
      Quarter Ended     Amort.    Receivable    Activity     Activity     Adjustment
      -------------    --------   ----------    --------   -------------  ----------
      Mar 31, 1996      0.77%        0.11%       0.31%        (0.20)%        0.99%
      Jun 30, 1996      0.67%        0.07%       0.27%        (0.16)%        0.85%
      Sep 30, 1996      0.57%        0.08%       0.25%        (0.10)%        0.80%
      Dec 31, 1996      0.69%        0.09%       0.23%        (0.08)%        0.93%
      Mar 31, 1997      0.63%        0.13%       0.19%        (0.07)%        0.89%
      Jun 30, 1997      0.66%        0.13%       0.16%        (0.05)%        0.90%
      Sep 30, 1997      0.85%        0.12%       0.15%        (0.05)%        1.07%
      Dec 31, 1997      0.94%        0.14%       0.14%        (0.04)%        1.18%
      Mar 31, 1998      0.98%        0.16%       0.13%        (0.04)%        1.23%

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended March 31, 1998 and 1997:

                      AVERAGE BALANCE AND RATE TABLE
                       (Dollar amounts in thousands)

                                              For the Quarter Ended     For the Quarter Ended
                                                 March 31, 1998              March 31, 1997
                                              ---------------------     ---------------------
                                               Average    Effective      Average    Effective
                                               Balance      Rate         Balance      Rate
                                              ----------- ---------     ----------- ---------
      Interest Earning Assets:
         Adjustable-rate mortgage assets      $ 4,847,192     6.29%     $ 2,936,247     6.65%
         Cash and cash equivalents                 12,546     4.42           14,348     5.27
                                               ----------    -----        ---------    -----
                                                4,859,739     6.28        2,950,595     6.64
                                               ----------    -----        ---------    -----
      Interest Bearing Liabilities:
         Borrowings                             4,479,208     5.79        2,670,033     5.64
                                               ----------    -----       ----------    -----
      Net Interest Earning Assets and Spread  $   380,531     0.49%     $   280,562     1.00%
                                               ==========    =====       ==========    =====

      Yield on Net Interest Earning Assets (1)                0.94%                     1.54%
                                                             =====                     =====

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

Although the yield on the Company's interest-earning assets declined to 6.28% during the first quarter of 1998 from 6.64% during the first quarter of 1997 and the Company's cost of funds increased to 5.79% from 5.64% during the same time periods, its net interest income increased, primarily due to the increased size of the Company's portfolio. Net interest income increased by $94,000, which is a combination of rate and volume variances. There was a combined unfavorable rate variance of $3,708,000, which consisted of an unfavorable variance of $2,696,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $1,012,000 resulting from an increase in the Company's cost of funds. The increased average size of the Company's portfolio during the first three months of 1998 compared to the same period of 1997 contributed to higher net interest income in the amount of $3,803,000. The average balance of the Company's interest-earning assets was $4.860 billion during the first quarter of 1998 compared to $2.951 billion during the first quarter of 1997 -- an increase of 66%.

During the first quarter of 1998, the Company realized a net gain from the sale of ARM securities in the amount of $1,528,000 as compared to $4,000 during the first quarter of 1997. Most of the ARMs sold were sold for portfolio management reasons because the average yield on 86% of the ARMs sold was 0.37% below the average portfolio yield at the time of sale. Most of the gain, $1.4 million, is from selling the other 14% of the ARMs sold, which increased the Company's retained earnings from a deficit at year end of $951,000 to a deficit of $109,000 as of March 31, 1998. Additionally, the Company recorded an expense for credit losses in the amount of $387,000 during the quarter ended March 31, 1998, compared to $190,000 during the same period of 1997. The Company increased its provision on the two ARM securities for which it has been providing for credit losses to $300,000 and, in accordance with its credit reserve policy for loans, also recorded a provision of $59,000 on its ARM loan portfolio and $28,000 on its portfolio of loans securitized by the Company on which the Company retained the first credit loss exposure.

For the quarter ended March 31, 1998, the Company's ratio of operating expenses to average assets was 0.16% as compared to 0.25% for the same quarter of 1997 and as compared to 0.17% for the previous quarter ended December 31, 1997. The
Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans, enabling the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 1998, the Manager earned a performance fee of $759,000. During the first quarter of 1998, after paying this performance fee, the Company's return on common equity was 10.91%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate. As the Company's return on shareholders' equity declined during the first quarter of 1998, compared to the first quarter of 1997, the performance fee also declined, to an annualized 0.06% of average assets compared to 0.11% during the same period in 1997.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                          Total
      For The         Other Expenses/    Performance Fee/    G & A Expense/
   Quarter Ended      Average Assets      Average Assets     Average Assets
   -------------      ----------------   ----------------    --------------
   Mar 31, 1996             0.09%             0.12%               0.21%
   Jun 30, 1996             0.10%             0.09%               0.19%
   Sep 30, 1996             0.10%             0.10%               0.20%
   Dec 31, 1996             0.13%             0.11%               0.24%
   Mar 31, 1997             0.14%             0.11%               0.25%
   Jun 30, 1997             0.13%             0.09%               0.22%
   Sep 30, 1997             0.12%             0.09%               0.21%
   Dec 31, 1997             0.12%             0.05%               0.17%
   Mar 31, 1998             0.10%             0.06%               0.16%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended March 31, 1998 and 1997 consisted of reverse repurchase agreements, which totaled $4.470 billion and $2.936 billion at the respective quarter ends. The Company's other significant source of funds for the quarters ended March 31, 1998 and 1997 consisted of payments of principal and interest from its ARM assets portfolio in the amounts of $442.0 million and $194.2 million, respectively. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, of monthly payments of principal and interest on its ARM assets portfolio and possibly asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at March 31, 1998 had a weighted average interest cost of 5.75%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 5.5 months and a weighted average remaining term to maturity of 2.6 months. As of March 31, 1998, $1.868 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one, three or six-month LIBOR rate and reprice accordingly. In addition, as of March 31, 1998, $174.4 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month.

The Company has borrowing arrangements with 24 different financial institutions and on March 31, 1998, had borrowed funds under reverse repurchase agreements with 18 of these firms. Because the Company borrows money based on the fair value of its ARM assets and because increases in short-term interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM assets declines for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. For the quarter ended March 31, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during such periods. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of March 31, 1998, the Company had $109 million of its securities registered for future sale under this Registration Statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing common and preferred shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation during the first three months of 1998 in the DRP, the Company issued 1,027,000 new shares of common stock and received $16.3 million of new equity capital.

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

OTHER MATTERS

As of March 31, 1998, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.8% of its 1998 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
            At March 31, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
            Not applicable

Item 3.  Defaults Upon Senior Securities
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
            Not applicable

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits
              None

      (b)   Reports on Form 8-K
              None

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  April 22, 1998              By:    /s/ Larry A. Goldstone
                                          -----------------------
                                          Larry A. Goldstone
                                          President and Chief Operating Officer
                                          (authorized officer of registrant)




Dated:  April 22, 1998              By:   /s/ Richard P. Story
                                          --------------------
                                          Richard P. Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)