Form 10-Q
period 1998-06-30
THORNBURG MORTGAGE ASSET CORP
filed 1998-08-14
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


   X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     JUNE 30, 1998

                                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD       FROM _________  TO  _________

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

Common Stock ($.01 par value)                21,974,679 as of August 14, 1998

                      THORNBURG MORTGAGE ASSET CORPORATION
                                 FORM 10-Q


                                   INDEX




                                                                                       Page
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Balance Sheets at June 30, 1998 and December 31, 1997................   3

                  Statements of Operations for the three months and six months ended
                  June 30, 1998 and June 30, 1997......................................   4

                  Statement of Stockholders' Equity for the three months and six months
                  ended June 30, 1998..................................................   5

                  Statements of Cash Flows for the three months and six months ended
                  June 30, 1998 and June 30, 1997......................................   6

                  Notes to Financial Statements........................................   7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................  16



PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings.......................................................  30

    Item 2.    Changes in Securities ..................................................  30

    Item 3.    Defaults Upon Senior Securities ........................................  30

    Item 4.    Submission of Matters to a Vote of Security Holders.....................  30

    Item 5.    Other Information.......................................................  30

    Item 6.    Exhibits and Reports on Form 8-K........................................  30


    SIGNATURES    .....................................................................  31



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(Amounts in thousands)

                                                         June 30, 1998       December 31, 1997
                                                      ------------------    ------------------
ASSETS

    ARM assets: (Notes 2 and 3)
      ARM securities                                  $        4,393,311    $        4,519,707
      ARM loans held for securitization                          578,053               118,987
                                                        ----------------      ----------------
                                                               4,971,364             4,638,694
                                                        ----------------      ----------------

   Cash and cash equivalents                                       4,356                13,780
   Accrued interest receivable                                    40,588                38,353
   Receivable for assets sold                                     39,991                  -
   Prepaid expenses and other                                      2,446                   289
                                                        ----------------      ----------------
                                                      $        5,058,745    $        4,691,116
                                                        ================      ================


LIABILITIES

   Reverse repurchase agreements (Note 3)             $        4,641,708    $        4,270,170
   Other borrowings (Note 3)                                       7,808                10,018
   Accrued interest payable                                       28,804                39,749
   Dividends payable (Note 5)                                      8,266                11,810
   Accrued expenses and other                                      1,327                 1,215
                                                        ----------------      ----------------
                                                               4,687,913             4,332,962
                                                        ----------------      ----------------

SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock: par value $.01 per share;
      2,760 shares authorized; 9.68%
      Cumulative Convertible Series A, 2,760
      and 2,760 issued and outstanding,
      respectively; aggregate
      preference in liquidation $69,000                           65,805                65,805
   Common stock: par value $.01 per share;
      47,240 shares authorized, 21,989 and 20,280
      shares issued and outstanding, respectively                    220                   203
   Additional paid-in-capital                                    341,501               315,240
   Accumulated other comprehensive income                        (31,229)              (19,445)
   Notes receivable from stock sales                              (4,632)               (2,698)
   Retained earnings (deficit)                                      (833)                 (951)
                                                        -----------------     -----------------
                                                                 370,832               358,154
                                                        ----------------      ----------------

                                                      $        5,058,745    $        4,691,116
                                                        ================      ================



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data)


                                                     Three  Months  Ended         Six Months Ended
                                                           June 30,                   June 30,
                                                      1998         1997          1998         1997
                                                   ----------- -----------    ----------- -----------

Interest income from ARM assets and cash           $    73,019 $    57,623    $   149,335 $   106,622
Interest expense on borrowed funds                     (65,243)    (45,448)      (130,132)    (83,115)
                                                     ----------  ----------     ----------  ---------
    Net interest income                                  7,776      12,175         19,203      23,507
                                                     ---------   ---------      ---------   ---------

Gain on sale of ARM assets                               1,497          21          3,025          25
Provision for credit losses                               (453)       (210)          (841)       (400)
Management fee (Note 7)                                 (1,048)       (876)        (2,075)     (1,687)
Performance fee (Note 7)                                  -           (781)          (759)     (1,638)
Other operating expenses                                  (297)       (254)          (581)       (437)
                                                     ----------  ----------     ----------  ----------

    NET INCOME                                     $     7,475 $    10,075    $    17,972 $    19,370
                                                     =========   =========      =========   =========



Net income                                         $     7,475 $    10,075    $    17,972 $    19,370
Dividend on preferred stock                             (1,670)     (1,670)        (3,340)     (2,912)
                                                     ----------  ---------      ---------   ---------

Net income available to common shareholders        $     5,805 $     8,405    $    14,632 $    16,458
                                                     =========   =========      =========   =========

Basic earnings per share                           $      0.27 $      0.50    $      0.69 $      0.99
                                                     =========   =========      =========   =========

Diluted earnings per share                         $      0.27 $      0.50    $      0.69 $      0.99
                                                     =========   =========      =========   =========

Average number of common shares outstanding             21,796      16,817         21,299      16,566
                                                     =========   =========      =========   =========


See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Six Months Ended June 30, 1998 (Amounts in thousands, except share data)

                                                                  Accumulated       Notes
                                                      Additional      Other       Receivable  Retained
                                   Preferred  Common   Paid-in     Comprehensive  From Stock  Earnings/  Comprehensive
                                     Stock    Stock    Capital       Income         Sales     (Deficit)      Income       Total
                                   --------- -------- ----------- -------------- ----------- ----------- -------------- ----------
Balance, December 31, 1997         $  65,805 $    203 $   315,240 $     (19,445) $   (2,698) $     (951)                $  358,154

Comprehensive income:
   Net income                                                                                    10,496    $     10,496     10,496
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment, net
        of amortization                  -         -          -         (12,448)         -          -           (12,448)   (12,448)
     Deferred gain on sale of
       hedges, net of amortization       -         -          -            (338)         -          -              (338)      (338)
    Other comprehensive                                                                                     ------------
         income (loss)                                                                                     $     (2,290)
                                                                                                            ============
Issuance of common
  stock   (Note 5)                       -         11      18,213            -       (1,934)        -                       16,290

Dividends declared on
preferred stock - $0.605 per share       -         -          -              -           -       (1,670)                    (1,670)

Dividends declared on common
  stock - $0.375 per share               -         -          -              -           -       (7,984)                    (7,984)
                                   --------- --------   ---------   ------------ ----------   ---------                   --------
Balance, March 31, 1998               65,805      214     333,453       (32,231)     (4,632)       (109)                   362,500

Comprehensive income:
   Net income                                                                                     7,475     $     7,475      7,475
   Other comprehensive income:
      Available-for-sale assets:
       Fair value adjustment, net
       of amortization                   -        -          -            1,573          -          -             1,573      1,573
     Deferred gain on sale of
       hedges, net of amortization       -        -          -             (571)         -          -              (571)      (571)
     Other comprehensive                                                                                   ------------
       income (loss)                                                                                       $      8,477
                                                                                                           ============
Issuance of common
  stock   (Note 5)                       -          6       8,048          -            -           -                        8,054

Dividends declared on
preferred stock - $0.605 per share       -        -          -            -            -         (1,670)                    (1,670)

Dividends declared of common
  stock - $0.30 per share                -        -          -            -            -         (6,529)                    (6,529)
                                   ========= ========   =========  ============  ==========   =========                   ========
Balance, June 30, 1998             $  65,805 $    220   $ 341,501  $    (31,229) $   (4,632)  $    (833)                 $ 370,832
                                   ========= ========   =========  ============  ==========   =========                   ========


See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                      1998         1997          1998         1997
                                                   ----------- -----------    ----------- -----------
Operating Activities:
  Net Income                                       $     7,475 $    10,075    $    17,972 $    19,370
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization                                       13,054       4,813         23,161       9,172
     Net (gain) loss from investing activities          (1,044)        189         (2,185)        375
     Change in assets and liabilities:
       Accrued interest receivable                      (1,337)     (5,182)        (2,235)    (11,334)
       Receivable for assets sold                      (39,991)       -           (39,991)       -
       Prepaid expenses and other                          225         127         (2,157)       (158)
       Accrued interest payable                         10,677      (2,258)       (10,945)        526
       Accrued expenses and other                          115       4,306            111       4,766
                                                     ---------   ---------      ---------   ---------
         Net cash provided by (used in)
            operating activities                       (10,826)     12,070        (16,269)     22,717
                                                     ---------   ---------      ---------   ---------
Investing Activities:
  Available-for-sale ARM securities:
    Purchases                                         (459,050)   (813,493)    (1,152,794) (1,484,058)
    Proceeds on sales                                  141,687      33,669        333,512      34,302
    Proceeds from calls                                 60,900       -            115,779       -
    Principal payments                                 451,193     158,981        781,729     286,035
  Held-to-maturity ARM securities:
    Principal payments                                  -           12,385         16,152      30,525
  ARM Loans:
    Purchases                                         (373,947)      -           (493,972)      -
    Principal payments                                  21,429       -             32,663       -
    Sales                                                2,043       -              2,043       -
  Purchase of interest rate cap agreements                (248)     (1,496)          (542)     (1,894)
                                                     ---------   ---------      ---------   ---------
        Net cash provided by (used in)
           investing activities                       (155,993)   (609,954)      (365,430) (1,135,090)
                                                     ---------   ---------      ---------   ---------
Financing Activities:
  Net borrowings from reverse repurchase agreements    171,609     575,393        371,538   1,052,440
  Net repayments of other borrowings                    (1,353)     (1,250)        (2,210)     (2,044)
  Proceeds from preferred stock issued                    -             (4)         -          65,805
  Proceeds from common stock issued                      8,054      18,389         24,344      20,418
  Dividends paid                                        (9,641)     (9,076)       (21,397)    (16,375)
                                                     ---------   ----------     ---------   ---------
    Net cash provided by (used in)
       financing activities                            168,669     583,452        372,275   1,120,244
                                                     ---------   ---------      ---------   ---------
Net increase (decrease) in cash and cash equivalents     1,850     (14,432)        (9,424)      7,871

Cash and cash equivalents at beginning of period         2,506      25,996         13,780       3,693

Cash and cash equivalents at end of period          $    4,356  $   11,564     $    4,356  $   11,564
                                                     =========   =========      =========   =========

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

               Effective this second quarter of 1998, the Company decided to change its policy regarding its classification of ARM securities such that each ARM security is classified as available-for-sale. The Company changed its policy because the remaining amount of ARM securities classified as held-to-maturity had become a relatively small percentage of the portfolio, less than 8% of assets at March 31, 1998, and because it is apparent that as more mortgage REITs have been formed, that it is industry practice to carry all mortgage securities as available-for-sale. The Company had not classified any ARM securities purchased since 1994 as held-to-maturity and does not expect to do so in the future. Management has made the determination that all of its ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that might require the Company to sell assets in order to maintain an appropriate level of liquidity. Since all ARM securities are designated as available-for-sale, they are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of shareholders' equity.

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

           CREDIT RISK

               The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government or are determined to be of equivalent credit quality as determined by the Manager and approved by the Company's Board of Directors. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Moody's Investor Services, Inc. or Standard & Poor's, Inc. (the "Rating Agencies"). Additionally, the Company has also purchased ARM loans and limits its exposure to credit losses by restricting its whole loan purchases to ARM loans generally originated to "A" quality underwriting standards or loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio.

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

               Under policies in effect prior to this quarter, Cap Agreements classified as a hedge against held-to-maturity assets were initially carried at their fair value as of the time the Cap Agreements and the related assets are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. All Cap Agreements are now classified as a hedge against available-for-sale assets and are carried at their fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such assets. The carrying value of the Cap Agreements are included in ARM securities on the balance sheet. The Company purchases Cap Agreements by incurring a one-time fee or premium. The amortization of the premium paid for the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

               Realized gains and losses resulting from the termination of the Cap Agreements that were hedging assets classified as held-to-maturity under previous policies were deferred as an adjustment to the carrying value of the related assets and are being amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of such agreements that are hedging assets classified as available-for-sale are initially reported in accumulated other comprehensive income as a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment.

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

               Following is information about the computation of the earnings per share data for the three and six month periods ended June 30, 1998 and 1997 (Amounts in thousands except per share data):

                                                                           Earnings
                                          Income           Shares          Per Share
                                      ---------------  ---------------- ----------------
Three Months Ended June 30, 1998
--------------------------------
Net income                            $        7,475

Less preferred stock dividends                (1,670)
                                       --------------

Basic EPS, income available to
  common shareholders                          5,805           21,796   $           0.27
                                                                          ==============

Effect of dilutive securities:

  Stock options                                                     -

                                       ==============  ================
Diluted EPS                           $        5,805           21,796   $           0.27
                                       ==============  ================   ==============

Three Months Ended June 30, 1997
--------------------------------
Net income                            $       10,075

Less preferred stock dividends                (1,670)
                                       --------------

Basic EPS, income available to
  common stockholders                          8,405           16,817   $           0.50
                                                                          ==============

Effect of dilutive securities:

  Stock options                                                   148

                                       ==============  ================
Diluted EPS                           $        8,405           16,965   $           0.50
                                       ==============  ================   ==============


                                                                           Earnings
                                          Income           Shares          Per Share
                                      ---------------  ---------------- ----------------
Six Months Ended June 30, 1998
Net income                            $       17,972

Less preferred stock dividends                (3,340)
                                       --------------

Basic EPS, income available to
  common shareholders                         14,632           21,299   $           0.69
                                                                          ==============

Effect of dilutive securities:

  Stock options                                                     3

                                       ==============  ================
Diluted EPS                           $       14,632           21,302   $           0.69
                                       ==============  ================   ==============

Six Months Ended June 30, 1997
Net income                            $       19,370

Less preferred stock dividends                (2,912)
                                       --------------

Basic EPS, income available to
  common stockholders                         16,458           16,566   $           0.99
                                                                          ==============

Effect of dilutive securities:

  Stock options                                                   111

                                       ==============  ================
Diluted EPS                           $       16,458           16,677   $           0.99
                                       ==============  ================   ==============

               The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 42,784 and 152,120 shares of common stock at average prices of $15.99 and $19.88 per share during the six months ended June 30, 1998 and 1997, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

           The following tables present the Company's ARM assets as of June 30, 1998 and December 31, 1997. The ARM securities classified as available-for-sale are carried at their fair value, while the held-to-maturity ARM securities and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

            June 30, 1998:
                                                   ARM Securities
                                      -------------------------------------------
                                        Available-     Held-to-
                                         for-Sale      Maturity        Total         ARM Loans
                                      -------------------------------------------  --------------
            Principal balance         $   4,256,521 $            - $   4,256,521   $     567,919
            outstanding
            Net unamortized premium         111,000              -       111,000          10,371
            Deferred gain from hedging         (853)             -          (853)              -
            Allowance for losses             (1,408)             -        (1,408)           (237)
            Interest rate cap                10,908              -        10,908               -
            agreements
            Principal payment                50,521              -        50,521               -
            receivable
                                       -------------- ------------- -------------   -------------
              Amortized cost, net         4,426,689              -     4,426,689         578,053
                                       -------------- ------------- -------------   -------------
            Gross unrealized gains           11,058              -        11,058               -
            Gross unrealized losses         (44,436)             -       (44,436)         (2,212)
                                       ============== ============= =============   =============
              Fair value              $   4,393,311 $            - $   4,393,311   $     575,841
                                       ============== ============= =============   =============

              Carrying value          $   4,393,311 $            - $   4,393,311   $     578,053
                                       ============== ============= =============   =============


            December 31, 1997:
                                                   ARM Securities
                                      -------------------------------------------
                                        Available-     Held-to-
                                         for-Sale      Maturity        Total         ARM Loans
                                      -------------------------------------------  --------------
            Principal balance         $   3,984,770 $      386,290 $   4,371,060   $     115,996
            outstanding
            Net unamortized premium         119,133          5,025       124,158           3,033
            Deferred gain from hedging            -         (1,217)       (1,217)              -
            Allowance for losses             (1,739)             -        (1,739)            (42)
            Interest rate cap                11,144          2,160        13,304               -
            agreements
            Principal payment                32,337          3,545        35,882               -
            receivable
                                       -------------- ------------- -------------   -------------
              Amortized cost, net         4,145,645        395,803     4,541,448         118,987
                                       -------------- ------------- -------------   -------------
            Gross unrealized gains           11,075          5,609        16,684               -
            Gross unrealized losses         (32,816)        (2,859)      (35,675)              -
                                       ============== ============= =============   =============
              Fair value              $   4,123,904 $      398,553 $   4,522,457   $     118,987
                                       ============== ============= =============   =============

              Carrying value          $   4,123,904 $      395,803 $   4,519,707   $     118,987
                                       ============== ============= =============   =============

           During the quarter ended June 30, 1998, the Company realized $1,712,000 in gains and $215,000 in losses on the sale of $142.2 million of ARM securities. During the same period of 1997, the Company realized $21,000 in gains on the sale of $33.6 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

           During the six months ended June 30, 1998, the Company realized $3,498,000 in gains and $473,000 in losses on the sale of $332.5 million of ARM securities. During the same period of 1997, the Company realized $25,000 in gains on the sale of $34.3 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

           As of June 30, 1998, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,408,000. At June 30, 1998, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $13.2 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first six months of 1998, the Company, in accordance with its credit policies, recorded a $195,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

           The following table summarizes the activity for the allowance for losses on ARM loans for the six months ended June 30, 1998 (dollar amounts in thousands):

                                        Beginning balance    $         42
                                        Provision for losses          195
                                        Charge-offs, net                0
                                                               ===========
                                        Ending balance       $        237
                                                               ===========

           As of June 30, 1998, the Company had commitments to purchase $50.2 million of ARM assets.

           The average effective yield on the ARM assets owned was 5.94% as of June 30, 1998 and 6.38% as of December 31, 1997. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

           As of June 30, 1998 and December 31, 1997, the Company had purchased Cap Agreements with a remaining notional amount of $4.188 billion and $4.156 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.10%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.52%. The Cap Agreements had an average maturity of 2.8 years as of June 30, 1998. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.460 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

           The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

           As of June 30, 1998, the Company had outstanding $4.642 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.80% and a weighted average remaining maturity of 1.9 months. As of June 30, 1998, $1.446 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to one year. The interest rates of these term reverse repurchase agreements are indexed to either the one or three-month LIBOR rate and reprice accordingly. In addition, as of June 30, 1998, $520.0 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month. The reverse repurchase agreements at June 30, 1998 were collateralized by ARM assets with a carrying value of $4.978 billion, including accrued interest.

           At June 30, 1998, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                                   Within 30 days         $    2,153,569
                                   30 to 90 days               1,807,523
                                   91 days to one year           680,616
                                                            ------------
                                                          $    4,641,708
                                                            ============

           As of June 30, 1998, the Company was a counterparty to nine interest rate swap agreements having an aggregate notional balance of $704 million. Seven of these agreements with a notional balance of $444 million have a weighted average remaining term of 29.5 months and the remaining two are cancelable monthly. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 37 days to 120 days.

           The Company has a line of credit agreement which provides for short-term borrowings of up to $25 million collateralized by the Company's principal and interest receivables. As of June 30, 1998, there was no balance outstanding under this agreement.

           As of June 30, 1998, the Company had financed a portion of its portfolio of interest rate cap agreements with $7.8 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.90% and have a weighted average remaining maturity of
           1.5 years. The other borrowings financing cap agreements at June 30, 1998 were collateralized by ARM securities with a carrying value of $12.0 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                                   1998            $        2,299
                                   1999                     4,877
                                   2000                       632
                                                     ------------
                                                   $        7,808
                                                     ============

           During the quarter ended June 30, 1998, the total cash paid for interest was $55.7 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

           The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998 and December 31, 1997. Financial Accounting Standard Board ("FASB") Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                                 June 30, 1998            December 31, 1997
                                            -----------------------    -----------------------
                                             Carrying       Fair        Carrying       Fair
                                              Amount        Value        Amount        Value
                                             ---------  -----------    ----------  -----------
    Assets:
                 ARM assets                 $4,970,615  $ 4,968,403    $4,634,612  $ 4,639,513
                 Cap agreements                    749          749         4,082        1,931

               Liabilities:
                 Other borrowings                7,808        7,960        10,018       10,321
                 Swap agreements                    27          644           (50)         184

           The above carrying amounts for assets are combined in the balance sheet under the caption ARM assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity is their amortized cost.

           The fair values of the Company's ARM securities, ARM loans and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

NOTE 5.  COMMON AND PREFERRED STOCK

           During the quarter ended June 30, 1998, the Company issued 554,000 shares of common stock under its dividend reinvestment and stock purchase plan ("DRP") and received net proceeds of $8.1 million. For the six month period ended June 30, 1998, the Company issued 1,581,000 shares of common stock under its DRP and received net proceeds of $24.3 million.

           On June 19, 1998, the Company declared a second quarter dividend of $0.30 per common share which was paid on July 10, 1998 to common shareholders of record as of June 30, 1998. Additionally, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on July 10, 1998 to preferred shareholders of record as of June 30, 1998. For federal income tax purposes such dividends are ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income and capital gain income, depending on the composition of the Company's full year income.

           On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company has also purchased shares in the open market on behalf of the participants in its DRP when the stock price is trading below book value instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

           On August 7, 1998, the Board of Directors approved a rescheduling of the Company's quarterly board meetings and the declaration, record and payment dates of its regular cash dividend on its common stock. Under the new schedule, the Board of Directors will meet after the close of each quarter end, enabling them to review actual quarterly financial results as they consider the declaration of common dividends. This action does not effect the dividend dates in connection with the Company's Series A 9.68% Cumulative Convertible Preferred Shares.

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

           During the six month period ended June 30, 1998, there were 42,784 options granted to buy common shares at an average exercise price of $15.99 along with 14,981 DERs. As of June 30, 1998, the Company had 595,402 options outstanding at exercise prices of $9.375 to $22.625 per share, 436,698 of which were exercisable. The weighted average exercise price of the options outstanding was $17.71 per share. As of the June 30, 1998, there were 75,062 DERs granted, of which 45,032 were vested, and 3,136 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $4,000 for the quarter ended June 30, 1998 and $21,000 for the six months ended June 30, 1998.

           Notes receivable from stock sales has resulted from the Company selling shares of common stock through the exercise of stock options. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower.

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

           For the quarters ended June 30, 1998 and 1997, the Company paid the Manager $1,048,000 and $876,000, respectively, in base management fees in accordance with the terms of the Agreement. For the six month periods ended June 30, 1998 and 1997, the Company paid the Manager base management fees of $2,075,000 and $1,687,000, respectively.

           The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarter ended June 30, 1998, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%. For the quarter ended June 30, 1997, the Company paid the Manager $781,000 in performance based compensation in accordance with the terms of the Agreement and for the six month periods ended June 30, 1998 and 1997, the Company paid the Manager performance based compensation in the amounts of $759,000 and $1,638,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" of the Company's Prospectus Supplement dated July 14, 1997 and the "Effects of Interest Rate Changes" in this Report on Form 10-Q constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Thornburg Mortgage Asset Corporation (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate and hybrid mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. Hybrid assets, which are included in the Company's ARMs portfolio, have an interest rate that is fixed for an initial period of time, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the loan. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level.

The Company's ARM assets portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), ARM loans or short-term investments that either mature within one year or have an interest rate that reprices within one year. Beginning in 1998, the Company began to acquire loans and securities backed by hybrid loans. Hybrid assets have an interest rate that is fixed for an initial period of time, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the loan. The Company will not invest more than 20% of its ARM assets in hybrids and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a hybrid and the maturity of the fixed-rate liability funding a hybrid) to approximately one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable-rate, variable-rate and hybrid mortgage securities and short-term investments. High Quality means:

    (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
    (2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc.(the "Rating Agencies"); or
    (3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors.

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

    (1) adjustable-rate, variable-rate or hybrid pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade, or equivalent to such a rating as determined by management and approved by the Board of Directors, at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
    (2) ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization; or
    (3) a limited amount, currently $20 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

Since inception, the Company has generally invested less than 15% of its total assets in Other Investment securities. The Company believes that, due to recent changes in the mortgage industry and the current real estate environment, a strategy to selectively increase its investment in Other Investment assets can provide attractive benefits to the Company such that the total return of these investments would be commensurate with their higher risk and not significantly affect the ARM portfolio's overall high credit quality. The Company's ARM portfolio is currently comprised of approximately 3.5% of Other Investment securities. The Company may increase its investment in Other Investment securities, specifically classes of multi-class pass-through certificates, which may benefit from future credit rating upgrades as senior classes of these securities pay off or have the potential to increase in value as a result of the appreciation of underlying real estate values.

The Company has also acquired ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. As of June 30, 1998, 11.6% of the Company's ARM portfolio consisted of ARM loans held for future securitization. The Company believes that its strategy to securitize ARM loans will provide the Company with either higher yielding investments or an additional source for whole pool assets, and give the Company greater flexibility over the characteristics of the ARM assets originated and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market because the Company believes this strategy will increase the portfolio's total return and result in a higher net spread when considering the cost of financing and credit provisions. In pursuing this strategy the Company will likely have a higher degree of credit risk than when acquiring securities directly from the market. In order to limit the credit risk associated with this strategy, the Company expects to acquire third party credit guarantees that protect the Company from credit risk above levels specified in the guarantees. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with a high level of credit quality that provides an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At June 30, 1998, the Company held total assets of $5.059 billion, $4.971 billion of which consisted of ARM assets, as compared to $4.691 billion and $4.639 billion, respectively, at December 31, 1997. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans, including hybrids, generally originated to "A" quality underwriting standards. At June 30, 1998, 84.9% of the assets held by the Company were High Quality assets, exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Approximately 98% of the Company's ARM loans, which comprise 11.6% of the ARMs portfolio, are expected to be securitized into AAA securities which would bring the Company's High Quality assets up to over 95% of total ARMs. Of the ARM assets currently owned by the Company, 78.3% are adjustable-rate mortgage pass-through certificates that are backed by ARM loans. The remainder are floating rate classes of CMOs (7.1%), investments in floating rate classes of trusts backed by mortgaged-backed assets (3.0%) or ARM loans (11.6%).

The following table presents a schedule of ARM assets owned at June 30, 1998 and December 31, 1997 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                                ARM ASSETS BY ISSUER AND CREDIT RATING
                                     (Dollar amounts in thousands)

                                         June 30, 1998                December 31, 1997
                                  -----------------------------  -----------------------------
                                    Carrying       Portfolio       Carrying       Portfolio
                                      Value           Mix            Value           Mix
                                  --------------  -------------  --------------  -------------
HIGH QUALITY:
  FHLMC/FNMA                      $   2,925,999          58.9%   $   3,117,937          67.2%
  Privately Issued:
    AAA/Aaa Rating                      618,569          12.4          476,615          10.3
    AA/Aa Rating                        676,377          13.6          782,206          16.8
                                   -------------  -------------   -------------  -------------
      Total Privately Issued          1,294,946          26.0        1,258,821          27.1
                                   -------------  -------------   -------------  -------------

                                   -------------  -------------   -------------  -------------
      Total High Quality              4,220,945          84.9        4,376,758          94.3
                                   -------------  -------------   -------------  -------------
OTHER INVESTMENT:
  Privately Issued:
    A Rating                             97,444           2.0          115,055           2.5
    BBB/Baa Rating                       61,702           1.2           17,625           0.4
    BB/Ba Rating and Other               13,220           0.3           10,269           0.2
  Whole loans                           578,053          11.6          118,987           2.6
                                   -------------  -------------   -------------  -------------
       Total Other Investment           750,419          15.1          261,936           5.7
                                   -------------  -------------   -------------  -------------
      Total ARM Portfolio         $   4,971,364         100.0%   $   4,638,694         100.0%
                                   =============  =============   =============  =============

As of June 30, 1998, the Company had reduced the cost basis of its ARM securities by $1,408,000 due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $13.2 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets continue to perform and one has some minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three and six months ended June 30, 1998, the Company recorded a $136,000 and a $195,000 provision, respectively, for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                                   ARM ASSETS BY INDEX
                                              (Dollar amounts in thousands)

                                                    June 30, 1998                 December 31, 1997
                                            ------------------------------  -----------------------------
                                               Carrying        Portfolio        Carrying       Portfolio
                                                 Value            Mix            Value            Mix
                                            ----------------  ------------  ----------------  -------------

ARM ASSETS:
    INDEX:
      One-month LIBOR                       $      461,661            9.3%   $      115,198         2.5%
      Three-month LIBOR                            150,419            3.0            31,215         0.7
      Six-month LIBOR                            1,219,373           24.5         1,489,802        32.1
      Six-month Certificate of Deposit             417,975            8.4           278,386         6.0
      Six-month Constant Maturity Treasury          59,601            1.2            66,669         1.4
      One-year Constant Maturity Treasury        1,927,964           38.8         2,271,914        49.0
      Cost of Funds                                457,916            9.2           385,510         8.3
                                              --------------  -------------    --------------  ------------
                                                 4,694,909           94.4         4,638,694       100.0
                                              --------------  -------------    --------------  ------------

HYBRID ARM ASSETS                                  276,455            5.6                 -         0.0
                                              ==============  =============    ==============  ============
                                            $    4,971,364          100.0%   $    4,638,694       100.0%
                                              ==============  =============    ==============  ============

The portfolio had a current weighted average coupon of 7.44% at June 30, 1998. If the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.51%, based upon the composition of the portfolio and the applicable indices at June 30, 1998. As of December 31, 1997, the portfolio had a weighted average coupon of 7.56% and if the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.64%, based upon the composition of the portfolio and the applicable indices at that time.

At June 30, 1998, the current yield of the ARM assets portfolio was 5.94%, compared to 6.38% as of December 31, 1997, with an average term to the next repricing date of 173 days as of June 30, 1998, compared to 110 days as of December 31, 1997. The increase in the number of days until the next repricing of the ARMs is primarily due to the hybrid loans acquired by the Company during the quarter ended June 30, 1998, which, in general, do not reprice for three to five years from their origination date. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield as of June 30, 1998, compared to December 31, 1997, is primarily because of the higher rate of ARM portfolio prepayments which have occurred during the first six months of 1998. The higher level of prepayments increased the amount of premium amortization expense and increased the impact of non-interest earning assets in the form of principal payment receivables. The constant prepayment rate ("CPR") of the Company's ARM portfolio was 34% during the second quarter of 1998 compared to 27% during the first quarter of 1998 and compared to 24% during the fourth quarter of 1997. The lower coupon of 7.44% decreased the ARM portfolio yield by 0.12% as of June 30, 1998 compared to the end of 1997 and, additionally, higher premium amortization and the higher balance of principal payment receivables decreased the portfolio yield by 0.33%, which was partially offset by a 0.01% decrease in the net cost of hedging.

During the three months ended June 30, 1998, the Company purchased $459.0 million of ARM securities, 93.6% of which were High Quality assets, and $373.9 million of ARM loans, generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during this period, approximately 33% were hybrids, 29% were indexed to LIBOR, 25% were indexed to Certificate of Deposit rates, 7% were indexed to U.S. Treasury bill rates and 6% were indexed to a Cost of Funds Index.

During the six months ended June 30, 1998, the Company purchased $1,152.8 million of ARM securities, 95.6% of which were High Quality assets, and $494.0 million of ARM loans, generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during the first six months of 1998, approximately 39% were indexed to LIBOR, 18% were indexed to a Cost of Funds Index, 17% were hybrids, 13% were indexed to Certificate of Deposit rates, 12% were indexed to U.S. Treasury bill rates and the remaining 1% to other indices. Although a larger proportion of fixed-rate loans compared to ARM loans are being originated in the current market, the Company has continued to find sufficient attractive ARM asset acquisition opportunities to reinvest its cash flows and to continue its asset growth while maintaining the high quality credit profile of the ARM portfolio.

The Company sold ARM assets in the amount of $332.5 million at a net gain of $3,025,000 and $142.2 million at a net gain of $1,497,000 during the first six months and three months of 1998, respectively. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio. The Company monitors the performance of its individual ARM assets and generally sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. Most of the ARMs sold during the three months ended June 30, 1998 were indexed to a Cost of Funds index, which is not an index the Company prefers to own long-term since it does not generally perform well during periods of rising interest rates. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing ARM assets. At times, the Company is able to identify opportunities that it believes will improve the total return of its ARM assets portfolio by replacing selected assets. In managing the portfolio, the Company may at times realize either gains or losses in the process of replacing selected assets when it believes it has identified better investment opportunities in order to improve long-term total return.

For the quarter ended June 30, 1998, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 34% compared to 22% for the quarter ended June 30, 1997 and 27% for the quarter ended March 31, 1998. When prepayment experience exceeds expectations, the Company has to amortize its net purchase premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value price of the Company's portfolio of ARM assets classified as available-for-sale declined by 0.23% from a negative adjustment of 0.52% of the portfolio as of December 31, 1997, to a negative adjustment of 0.75% as of June 30, 1998. This price decline was primarily because of increased future prepayment expectations which have the effect of shortening the average life of the Company's ARM assets and decreasing their market value. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $21.7 million as of December 31, 1997, to $33.4 million as of June 30, 1998. As of June 30, 1998, all of the Company's ARM assets are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At June 30, 1998, the Cap Agreements owned by the Company had a remaining notional balance of $4.188 billion with an average final maturity of 2.8 years, compared to a remaining notional balance of $4.156 billion with an average final maturity of 3.1 years at December 31, 1997. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately 10.10%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At June 30, 1998, the fair value of the Cap Agreements was $0.7 million, $10.2 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio as of June 30, 1998:

                              CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                                     (Dollar amounts in thousands)

                Hedged          Weighted       Cap Agreement                           Weighted
             ARM Assets         Average           Notional                             Average
             Balance (1)        Life Cap          Balance         Strike Price      Remaining Term
           ----------------   -------------    ---------------    -------------    -----------------
           $     458,704            8.76%      $     459,479            7.50%              1.8 Years
                 542,019            9.80             540,693            8.00               3.8
                 194,397           10.13             194,660            8.50               1.7
                 298,248           10.47             298,562            9.00               1.5
                 148,874           10.85             150,940            9.50               2.3
                 321,273           11.10             319,199           10.00               3.9
                 443,432           11.51             443,334           10.50               2.3
                 377,513           12.10             377,952           11.00               3.4
                 566,866           12.65             566,756           11.50               4.0
                 568,012           13.34             566,436           12.00               2.6
                 175,024           14.52             176,410           12.50               1.9
                  42,725           14.43              94,003           13.00               1.6
             --------------   =============      =============    =============    =================
           $   4,137,087           11.42%      $   4,188,424           10.15%              2.8 Years
             ==============   =============      =============    =============    =================

           ----------------
           (1) 92% of the ARM assets' balance, which approximates the financed portion. Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of June 30, 1998, the Company was a counterparty to nine interest rate swap agreements having an aggregate notional balance of $704 million. Seven of these agreements with a notional balance of $444 million have a weighted average remaining term of 29.5 months and the remaining two are cancelable monthly. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 37 days to 120 days. Six of the swap agreements entered into by the Company during the quarter ended June 30, 1998 with a notional balance of $244 million were entered into for the purpose of hedging the interest rate repricing mismatch of its hybrid assets (the difference between the remaining fixed-rate period of a hybrid and the maturity of the fixed-rate liability funding a hybrid) to within approximately one year, in connection with the Company's investment policy regarding hybrids.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

For the quarter ended June 30, 1998, the Company's net income was $7,475,000, or $0.27 per share (Basic EPS), based on a weighted average of 21,796,000 shares outstanding. That compares to $10,075,000, or $0.50 per share (Basic EPS), based on a weighted average of 16,817,000 shares outstanding for the quarter ended June 30, 1997. Net interest income for the quarter totaled $7,776,000, compared to $12,175,000 for the same period in 1997. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the second quarter of 1998, the Company recorded a gain on the sale of ARM securities of $1,497,000 as compared to a gain of $21,000 during the same period of 1997. Additionally, during the second quarter of 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $453,000 for potential credit losses, compared to $210,000 during the second quarter of 1997. During the quarter ended June 30, 1998, the Company incurred operating expenses of $1,345,000, consisting of a base management fee of $1,048,000, and other operating expenses of $297,000. There was no performance based fee earned by the Manager during the quarter. During the same period of 1997, the Company incurred operating expenses of $1,911,000, consisting of a base management fee of $876,000, a performance-based fee of $781,000 and other operating expenses of $254,000. Total operating expenses decreased as a percentage of average assets to 0.10% for the three months ended June 30, 1998, compared to 0.22% for the same period of 1997.

The Company's return on average common equity was 6.8% for the quarter ended June 30, 1998 compared to 13.5% for the quarter ended June 30, 1997 and compared to 10.9% for the prior quarter ended March 31, 1998. The primary reason for the lower return on average common equity is the Company's lower interest rate spread, discussed further below, partially offset by the higher level of gains recorded this quarter on the sale of ARM securities and lower operating expenses.

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

                          COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                          ROE in
                                                                                                                         Excess of
                       Net                   Gain (Loss)                                             Net      10-Year     10-Year
                    Interest    Provision      on ARM       G & A       Performance   Preferred    Income/   US Treas.   US Treas.
      For The        Income/   For Losses/     Sales/     Expense (2)/      Fee/      Dividend/    Equity     Average     Average
   Quarter Ended     Equity      Equity        Equity       Equity         Equity       Equity      (ROE)      Yield       Yield
  --------------   ---------  -------------  -----------  ------------  -----------  -----------  ---------  ---------  -----------
  Mar 31, 1996       13.37%          -           0.03%        1.04%         1.27%          -        11.08%      5.90%      5.18%
  Jun 30, 1996       13.14%          -             -          1.00%         0.92%          -        11.22%      6.72%      4.50%
  Sep 30, 1996       13.42%        0.34%         0.88%        1.03%         1.07%          -        11.86%      6.78%      5.08%
  Dec 31, 1996       14.99%        1.32%         1.38%        1.46%         1.23%          -        12.37%      6.35%      6.02%
  Mar 31, 1997       18.85%        0.32%         0.01%        1.65%         1.43%         2.07%     13.40%      6.55%      6.85%
  Jun 30, 1997       19.48%        0.34%         0.03%        1.81%         1.25%         2.67%     13.45%      6.71%      6.74%
  Sep 30, 1997       17.66%        0.30%         0.45%        1.64%         1.24%         2.23%     12.70%      6.26%      6.44%
  Dec 31, 1997       15.62%        0.33%         1.06%        1.59%         1.01%         2.12%     11.63%      5.92%      5.71%
  Mar 31, 1998       14.13%        0.48%         1.89%        1.62%         0.94%         2.06%     10.91%      5.60%      5.31%
  Jun 30, 1998        9.15%        0.53%         1.76%        1.58%         0.00%         1.96%      6.83%      5.60%      1.23%

  (1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.
  (2) Excludes performance fees.

The decline in the Company's return on common equity from the second quarter of 1997 and from the first quarter of 1998 to the second quarter of 1998 is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities from 0.90% as of June 30, 1997 and 0.50% as of March 31, 1998, to 0.13% as of June 30, 1998. The
primary reasons for these declines continues to be the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of the increased rate of ARM prepayments. From June 30, 1997 to June 30, 1998, the one-year U.S. Treasury yield declined by approximately 0.30% while LIBOR rates applicable to the Company's borrowings decreased by only 0.04%, creating a negative spread as of June 30, 1998 of -0.32. Approximately 39% of the Company's ARM assets are indexed to the one-year U. S. Treasury bill yield and, therefore, the yield on such assets declined with the index. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one- and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The average spread during the three month period ended June 30, 1998 was -0.27%, which is a modest improvement from the spread during the previous quarter of -0.34%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. The Company's ARM portfolio yield also was lower during the second quarter of 1998 compared to the second quarter of 1997 and the first quarter of 1998 because of an increase in the prepayment rate of ARM assets. During the second quarter of 1998, the average prepayment rate was 34%, compared to 27% during the first quarter of 1998 and compared to 22% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. As of June 30, 1998, the Company had a retained deficit of $833,000 because its dividends, which consisted entirely of taxable income, were higher than its reported earnings, principally because of loss provisions recorded that are not deductible for tax purposes until actually realized. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

                     RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                                    (Dollar amounts in thousands)

                                   Three Month Period Ending June 30,
                                  ----------------------------------
                                       1998              1997
                                  ---------------- -----------------
Net income                        $        7,475    $       10,075
  Additions:
    Provision for credit losses              453               210
    Net compensation related items            72                 -
   Deductions:
        Dividend on Series A              (1,670)           (1,670)
Preferred Shares
       Actual credit losses on              (411)              (42)
ARM securities
                                    ==============    ==============
Taxable net income                $        5,919    $        8,573
                                    ==============    ==============

The following table highlights the quarterly dividend history of the Company's common shares:

                                       COMMON DIVIDEND SUMMARY
                        (Dollar amounts in thousands, except per share data)

                                                        Common         Common        Cumulative
                       Taxable         Taxable         Dividend       Dividend      Undistributed
        For The          Net         Net Income        Declared        Pay-out         Taxable
     Quarter Ended    Income (1)    Per Share (2)    Per Share (2)     Ratio (3)      Net Income
    ---------------  ------------  ---------------  ---------------  ------------   -------------
    Mar 31, 1996     $     5,118   $     0.41       $     0.40            97%        $      188
    Jun 30, 1996           6,169         0.42             0.40           103%               (18)
    Sep 30, 1996           6,708         0.42             0.40            96%               250
    Dec 31, 1996           8,164         0.50             0.45            89%             1,115
    Mar 31, 1997           8,226         0.50             0.48            95%             1,505
    Jun 30, 1997           8,573         0.51             0.49            99%             1,603
    Sep 30, 1997           9,737         0.51             0.50           100%             1,560
    Dec 31, 1997           9,207         0.46             0.50           110%               629
    Mar 31, 1998           8,645         0.42             0.375           93%             1,233
    Jun 30, 1998           5,919         0.27             0.30           111%               556

    (1) Taxable net income after preferred dividends.
    (2) Weighted average common shares outstanding.
    (3) Common dividend declared divided into applicable quarter's taxable income available to common shareholders.

As of June 30, 1998, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 5.94%, compared to 6.67% as of June 30, 1997-- a decrease of 0.73%, and compared to 6.24% as of March 31, 1998 -- a decrease of 0.30%. The Company's cost of funds as of June 30, 1998, was 5.81%, compared to 5.77% as of June 30, 1997 -- an increase of 0.04%, and compared to 5.74% as of March 31, 1998 - an increase of 0.07%. As a result of these changes, the Company's net interest spread as of June 30, 1998 was 0.13%, compared to 0.90% as of June 30, 1997 and compared to 0.50% as of March 31, 1998. The decline in the net interest spread is largely attributable to the decline in the ARM portfolio yield as discussed above. The increase in the Company's cost of funds is generally the result of extending the average next repricing date of the Company's borrowings and the impact of financing a larger proportion of loans as compared to securities. The Company extended the average number of days until the next repricing of its borrowings to 120 days as of June 30, 1998 from 36 days as of March 31, 1998 in connection with the Company's acquisition of hybrids which, in accordance with the Company's investment policy, require a matching of fixed rate financing during a portion of the fixed rate period of hybrids (to within approximately one year of the end of the hybrid's fixed rate period). During the period of time when the Company is accumulating loans for securitization, the Company incurs a higher cost of funds to finance ARM loans as compared to securities. Once the loans are securitized, the Company expects to realize a benefit in its cost of funds and an improvement in its return from securitized loans as compared to the return from the loans prior to their securitization. The Company is attempting to securitize a large portion of the loans held as of June 30, 1998 during the third quarter of 1998.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

           COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING
                                            ASSETS (1)
                                    (Dollar amounts in millions)

                                              ARM Assets
                     Average    ------------------------------------   Yield on                         Yield on
                     Interest     Wgt. Avg.     Weighted               Interest               Net     Net Interest
      As of the      Earning    Fully Indexed    Average     Yield     Earning    Cost of   Interest    Earning
    Quarter Ended     Assets       Coupon        Coupon     Adj. (2)    Assets     Funds     Spread      Assets
    -------------  -----------  -------------  ----------  ---------  ---------  ---------  --------  ------------
    Mar 31, 1996   $  2,025.8       7.56%         7.48%      0.99%       6.49%     5.60%      0.89%       1.32%
    Jun 30, 1996      2,248.2       7.83%         7.28%      0.85%       6.43%     5.59%      0.84%       1.32%
    Sep 30, 1996      2,506.0       7.80%         7.31%      0.80%       6.51%     5.71%      0.80%       1.32%
    Dec 31, 1996      2,624.4       7.61%         7.57%      0.93%       6.64%     5.72%      0.92%       1.34%
    Mar 31, 1997      2,950.6       7.93%         7.53%      0.89%       6.65%     5.67%      0.98%       1.54%
    Jun 30, 1997      3,464.1       7.75%         7.57%      0.90%       6.67%     5.77%      0.90%       1.39%
    Sep 30, 1997      4,143.7       7.63%         7.65%      1.07%       6.58%     5.79%      0.79%       1.22%
    Dec 31, 1997      4,548.9       7.64%         7.56%      1.18%       6.38%     5.91%      0.47%       0.96%
    Mar 31, 1998      4,859.7       7.47%         7.47%      1.23%       6.24%     5.74%      0.50%       0.92%
    Jun 30, 1998      4,918.3       7.51%         7.44%      1.50%       5.94%     5.81%      0.13%       0.56%

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

                          COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                   Impact of                  Amort. of
                       Premium/    Principal                Deferred Gain     Total
          As of the    Discount     Payments     Hedging    from Hedging     Yield
       Quarter Ended    Amort.     Receivable    Activity     Activity     Adjustment
       -------------  ----------  ------------  ----------  -------------  ----------
       Mar 31, 1996      0.77%        0.11%        0.31%       (0.20)%        0.99%
       Jun 30, 1996      0.67%        0.07%        0.27%       (0.16)%        0.85%
       Sep 30, 1996      0.57%        0.08%        0.25%       (0.10)%        0.80%
       Dec 31, 1996      0.69%        0.09%        0.23%       (0.08)%        0.93%
       Mar 31, 1997      0.63%        0.13%        0.19%       (0.07)%        0.89%
       Jun 30, 1997      0.66%        0.13%        0.16%       (0.05)%        0.90%
       Sep 30, 1997      0.85%        0.12%        0.15%       (0.05)%        1.07%
       Dec 31, 1997      0.94%        0.14%        0.14%       (0.04)%        1.18%
       Mar 31, 1998      0.98%        0.16%        0.13%       (0.04)%        1.23%
       Jun 30, 1998      1.24%        0.17%        0.13%       (0.04)%        1.50%

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended June 30, 1998 and 1997:

                              AVERAGE BALANCE AND RATE TABLE
                               (Dollar amounts in thousands)

                                                   For the Quarter Ended         For the Quarter Ended
                                                       June 30, 1998                  June 30, 1997
                                                 -------------------------     -------------------------
                                                    Average      Effective        Average      Effective
                                                    Balance         Rate          Balance         Rate
                                                 -------------   ---------     -------------   ---------
       Interest Earning Assets:
           ARM assets                            $   4,913,708       5.94%     $   3,444,058      6.66%
           Cash and cash equivalents                     4,581       3.40             20,059      5.78
                                                    ----------     -------        ----------    -------
                                                     4,918,289       5.94          3,464,117      6.65
                                                    ----------     -------        ----------    -------
        Interest Bearing Liabilities:
           Borrowings                                4,528,635       5.76          3,155,664      5.76
                                                    ----------     -------        ----------    -------
        Net Interest Earning Assets and Spread   $     389,654       0.18%     $     308,453      0.89%
                                                    ==========     =======        ==========    =======

        Yield on Net Interest Earning Assets (1)                     0.63%                        1.41%
                                                                  ========                      =======

(1)     Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets declining to 5.94% during the second quarter of 1998 from 6.65% during the second quarter of 1997 and the Company's cost of funds remaining the same at 5.76% during both time periods, its net interest income decreased by $4,399,000. This decrease in net interest income is a combination of rate and volume variances. There was a combined unfavorable rate variance of $6,316,000, which was almost entirely the result of a lower yield on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during the second quarter of 1998 compared to the same period of 1997 contributed to higher net interest income in the amount of $1,917,000. The average balance of the Company's interest-earning assets was $4.918 billion during the second quarter of 1998 compared to $3.464 billion during the second quarter of 1997 -- an increase of 42%.

During the second quarter of 1998, the Company realized a net gain from the sale of ARM securities in the amount of $1,497,000 as compared to $21,000 during the second quarter of 1997. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company sold $142.2 million ARM assets during the second quarter, most of which were indexed to a Cost of Funds index, which is not an index the Company prefers to own long-term since it does not generally perform well during periods of rising interest rates. While the Company has been selling selected assets, it has been able to reinvest the proceeds in ARM assets that are indexed to indices currently preferred by the Company and at prices that reflect current market assumptions regarding prepayments speeds and interest rates. Thus far, the newly purchased ARM assets, as a whole, have been performing better than the portfolio acquired before 1998. Additionally, the Company recorded an expense for credit losses in the amount of $453,000 during the quarter ended June 30, 1998, compared to $210,000 during the same period of 1997. The Company continued its provision level on the two ARM securities for which it has been providing $300,000 per quarter for credit losses on both securities and, in accordance with its credit reserve policy for loans, also recorded a provision of $136,000 on its ARM loan portfolio and $17,000 on its portfolio of loans securitized by the Company on which the Company retained the first loss credit exposure.

For the quarter ended June 30, 1998, the Company's ratio of operating expenses to average assets was 0.10% as compared to 0.22% for the same quarter of 1997 and as compared to 0.16% for the previous quarter ended March 31, 1998. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 1998, the Manager did not earn a performance fee because the Company's return on equity declined to 6.8%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                                 ANNUALIZED OPERATING EXPENSE RATIOS

                         Management Fee &                                 Total
        For The           Other Expenses/     Performance Fee/       G & A Expense/
     Quarter Ended        Average Assets       Average Assets        Average Assets
    --------------       ----------------     ----------------       --------------
    Mar 31, 1996              0.09%                 0.12%                0.21%
    Jun 30, 1996              0.10%                 0.09%                0.19%
    Sep 30, 1996              0.10%                 0.10%                0.20%
    Dec 31, 1996              0.13%                 0.11%                0.24%
    Mar 31, 1997              0.14%                 0.11%                0.25%
    Jun 30, 1997              0.13%                 0.09%                0.22%
    Sep 30, 1997              0.12%                 0.09%                0.21%
    Dec 31, 1997              0.12%                 0.05%                0.17%
    Mar 31, 1998              0.10%                 0.06%                0.16%
    Jun 30, 1998              0.10%                 0.00%                0.10%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

For the six months ended June 30, 1998, the Company's net income was $17,972,000, or $0.69 per share (Basic EPS), based on a weighted average of 21,299,000 shares outstanding. That compares to $19,370,000, or $0.99 per share (Basic EPS), based on a weighted average of 16,566,000 shares outstanding for the six months ended June 30, 1997. Net interest income for the quarter totaled $19,203,000, compared to $23,507,000 for the same period in 1997. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first six months of 1998, the Company recorded a gain on the sale of ARM securities of $3,025,000 as compared to a gain of $25,000 during the same period of 1997. Additionally, during the first half of 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $841,000 for potential credit losses, compared to $400,000 during the first half of 1997. During the six months ended June 30, 1998, the Company incurred operating expenses of $3,415,000, consisting of a base management fee of $2,075,000, a performance-based fee of $759,000 and other operating expenses of $581,000. During the same period of 1997, the Company incurred operating expenses of $3,762,000, consisting of a base management fee of $1,687,000, a performance-based fee of $1,638,000 and other operating expenses of $437,000. Total operating expenses decreased as a percentage of average assets to 0.13% for the six months ended June 30, 1998, compared to 0.23% for the same period of 1997.

The Company's return on average common equity was 8.8% for the six months ended June 30, 1998 compared to 13.4% for the six months ended June 30, 1997. The primary reason for the lower return on average common equity is the Company's lower interest rate spread, as discussed below, partially offset by the higher level of gains recorded this period on the sale of ARM securities and lower operating expenses.

The primary reasons for the decline in the Company's net interest spread, which resulted in lower net interest income during the six month period ended June 30, 1998 as compared to the same period of 1997, continue to be the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of increased ARM prepayment speeds. As discussed above, the average spread between the one-year U. S. Treasury yield and the average of one- and three-month LIBOR was 0.04% during 1996 and -0.07% during 1995 as compared to a spread of -0.32% as of June 30, 1998 and an average spread of -0.30% for the six months ended June 30, 1998. As mentioned above, for the five-year period from 1993 to 1997, the average spread was 0.15%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. The Company's ARM portfolio yield also was lower during the first half of 1998 compared to the first half of 1997 because of an increase in the prepayment rate of ARM assets. During the first half of 1998, the average prepayment rate was 30%, compared to 22% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six month periods ended June 30, 1998 and 1997:

                              AVERAGE BALANCE AND RATE TABLE
                               (Dollar amounts in thousands)

                                                 For the Six Month       For the Six Month
                                                   Period Ended            Period Ended
                                                   June 30, 1998           June 30, 1997
                                               ----------------------   ---------------------
                                                 Average    Effective     Average   Effective
                                                 Balance       Rate       Balance      Rate
                                               -----------  ---------   -----------  --------
        Interest Earning Assets:
           Adjustable-rate mortgage assets     $ 4,880,450     6.11%    $ 3,190,153      6.65%
           Cash and cash equivalents                 8,564     4.15          17,203      5.57
                                                ----------   -------     ----------    -------
                                                 4,889,014     6.11       3,207,356      6.65
                                                ----------   -------     ----------    -------
        Interest Bearing Liabilities:
           Borrowings                            4,503,922     5.78       2,912,848      5.71
                                                ----------   -------     ----------    -------
        Net Interest Earning Assets and Spread $   385,092     0.33%    $   294,508      0.94%
                                                ==========   =======     ==========    =======

        Yield on Net Interest Earning Assets (1)               0.79%                     1.47%
                                                             =======                   =======

(1)     Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets declining to 6.11% during the first half of 1998 from 6.65% during the first half of 1997 and the Company's cost of funds increasing to 5.78% from 5.71% for the same respective time periods, its net interest income decreased by $4,305,000. This decrease in net interest income is a combination of rate and volume variances. There was a combined unfavorable rate variance of $9,814,000, which consisted of an unfavorable variance of $8,768,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $1,046,000 resulting from an increase in the Company's cost of funds. The increased average size of the Company's portfolio during the first half of 1998 compared to the same period of 1997 contributed to higher net interest income in the amount of $5,509,000. The average balance of the Company's interest-earning assets was $4.889 billion during the first half of 1998 compared to $3.207 billion during the first half of 1997 -- an increase of 52%.

During the first half of 1998, the Company realized a net gain from the sale of ARM securities in the amount of $3,025,000 as compared to $25,000 during the first half of 1997. As discussed above, these sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company sold $333.5 million of ARM assets during the first six months of 1998, most which were either indexed to a Cost of Funds index or were prepaying faster than expected. While the Company has been selling selected assets, it has been able to reinvest the proceeds in ARM assets that are indexed to indices preferred by the Company and at prices that reflect current market assumptions regarding prepayments speeds and interest rates and thus far, as a whole, they have been performing better than the portfolio acquired before 1998. Additionally, the Company recorded an expense for credit losses in the amount of $841,000 during the six months ended June 30, 1998, compared to $400,000 during the same period of 1997. The Company continued its provision level on the two ARM securities for which it provided $600,000 for credit losses during this six month period and, in accordance with its credit reserve policy for loans, also recorded a provision of $195,000 on its ARM loan portfolio and $46,000 on its portfolio of loans securitized by the Company on which the Company retained the first loss credit exposure.

For the six months ended June 30, 1998, the Company's ratio of operating expenses to average assets was 0.13% as compared to 0.23% for the same period of 1997. The primary reason for the decline in operating expenses is the variable nature of the performance based fee paid to the Manager, which is based on the performance of the Company relative to the average 10-year U.S. Treasury rate during the applicable period. During the second quarter of 1998, the Manager did not earn a performance fee because the Company's return on equity declined to 6.8% and, as a result, for the six month period of 1998, the Manager was paid $759,000 as compared to $1,638,000 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended June 30, 1998 and 1997 consisted of reverse repurchase agreements, which totaled $4.642 billion and $3.512 billion at the respective quarter ends. Another significant source of funds for the Company for the quarters ended June 30, 1998 and 1997 consisted of payments of principal and interest from its ARM assets portfolio in the amounts of $559.2 million and $228.2 million, respectively. In addition, during the quarter ended June 30, 1998, the Company received $141.7 million from the sale of ARM assets and $60.9 million in proceeds from ARM assets that were called during the quarter. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, of monthly payments of principal and interest on its ARM assets portfolio and possibly asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at June 30, 1998 had a weighted average interest cost of 5.81%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 4.5 months and a weighted average remaining term to maturity of 1.9 months. As of June 30, 1998, $1.446 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to one year. The interest rates of these term reverse repurchase agreements are indexed to either the one or three-month LIBOR rate and reprice accordingly. In addition, as of June 30, 1998, $520.0 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month.

The Company has borrowing arrangements with 25 different financial institutions and on June 30, 1998, had borrowed funds under reverse repurchase agreements with 19 of these firms. Because the Company borrows money based on the fair value of its ARM assets and because increases in short-term interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM assets declines for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. For the quarter ended June 30, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during such periods. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of June 30, 1998, the Company had $109 million of its securities registered for future sale under this Registration Statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing common and preferred shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation during the three months ended June 30, 1998 in the DRP, the Company issued 554,000 new shares of common stock and received $8.1 million of new equity capital.

On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. As the Company repurchases common shares at prices below book value, book value per share and earnings per share are expected to benefit. The Company has also purchased shares in the open market on behalf of the participants in its DRP when the stock price is trading below book value instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

On August 7, 1998, the Board of Directors approved a rescheduling of the Company's quarterly board meetings and the declaration, record and payment dates of its regular cash dividend on its common stock. Under the new schedule, the Board of Directors will meet after the close of each quarter end, enabling them to review actual quarterly financial results as they consider the declaration of common dividends. This action is also expected to provide a modest benefit to the financial results of the Company as the Company will be able to retain earnings over each quarter end, allowing the Company to leverage this additional capital for an extended period of time, generating additional income for shareholders when the additional assets are invested at a positive effective margin. This action does not effect the dividend dates in connection with the Company's Series A 9.68% Cumulative Convertible Preferred Shares.

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

OTHER MATTERS

As of June 30, 1998, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.9% of its 1998 revenue for the first half of 1998 qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
           At June 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
           Not applicable

Item 3. Defaults Upon Senior Securities
           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        (a)The Annual Meeting of Shareholders of the Company was held on April 30, 1998.

        (c)The following matters were voted on at the Annual Meeting:
           (1) Election of Directors
                                                             Votes
                                                  ----------------------------
                      Nominee                         For           Withheld
                  ---------------------           ----------       ----------
                  David A. Ater                   19,675,158         215,920
                  Larry A. Goldstone              19,672,251         218,827


Item 5. Other Information
           None

Item 6. Exhibits and Reports on Form 8-K:

        (a)Exhibits
               None

        (b)Reports on Form 8-K
               None

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                            THORNBURG MORTGAGE ASSET CORPORATION



Dated:   August 14, 1998              By: /s/ Larry A. Goldstone
                                          -----------------------
                                          Larry A. Goldstone,
                                          President and Chief Operating Officer
                                          (authorized officer of registrant)




Dated:   August 14, 1998              By:/s/ Richard P. Story
                                          --------------------
                                          Richard P. Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)