Form 10-Q
period 1998-09-30
THORNBURG MORTGAGE ASSET CORP
filed 1998-11-13
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


   X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
------ EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     SEPTEMBER 30, 1998

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

Common Stock ($.01 par value)               21,489,663 as of November 13, 1998

                        THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q


                                       INDEX




                                                                          Page
PART I.     FINANCIAL INFORMATION

   Item 1. Financial Statements

               Balance Sheets at September 30, 1998 and
               December 31, 1997 .......................................   3

               Statements of Operations for the three months and nine
               months ended September 30, 1998 and September 30, 1997...   4

               Statement of Stockholders' Equity for the three months
               and nine months ended September 30, 1998.................   5

               Statements of Cash Flows for the three months and nine
               months ended September 30, 1998 and September 30, 1997...   6

               Notes to Financial Statements............................   7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............  17



PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................  33

   Item 2.  Changes in Securities ......................................  33

   Item 3.  Defaults Upon Senior Securities ............................  33

   Item 4.  Submission of Matters to a Vote of Security Holders.........  33

   Item 5.  Other Information...........................................  33

   Item 6.  Exhibits and Reports on Form 8-K............................  33

   SIGNATURES  .........................................................  34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(Amounts in thousands)

                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------
ASSETS

   ARM assets: (Notes 2 and 3)
     ARM securities                          $     4,070,402   $     4,519,707
     ARM loans held for securitization               782,358           118,987
                                               -------------     -------------
                                                   4,852,760         4,638,694

   Cash and cash equivalents                           6,891            13,780
   Accrued interest receivable                        41,972            38,353
   Receivable for assets sold                         30,040              -
   Prepaid expenses and other                          4,661               289
                                               -------------     -------------
                                             $     4,936,324   $     4,691,116
                                               =============     =============


LIABILITIES

   Reverse repurchase agreements (Note 3)    $     4,550,502   $     4,270,170
   Other borrowings (Note 3)                           6,916            10,018
   Accrued interest payable                           28,622            39,749
   Dividends payable (Note 5)                          1,670            11,810
   Accrued expenses and other                          3,976             1,215
                                               -------------     -------------
                                                   4,591,686         4,332,962

SHAREHOLDERS' EQUITY (Note 6)

   Preferred stock:  par value $.01 per
     share;  2,760 shares  authorized;
     9.68% Cumulative Convertible Series A,
     2,760 and 2,760 issued and
     outstanding, respectively; aggregate
     preference in liquidation $69,000                65,805            65,805
   Common stock: par value $.01 per share;
     47,240 shares authorized, 21,990 and
     20,280 shares issued and
     outstanding, respectively                           220               203
   Additional paid-in-capital                        341,689           315,240
   Accumulated other comprehensive income            (55,832)          (19,445)
   Notes receivable from stock sales                  (4,632)           (2,698)
   Retained earnings (deficit)                         2,054              (951)
   Treasury stock: at cost, 500 and 0
     shares, respectively                             (4,666)              -
                                               -------------     -------------
                                                     344,638           358,154
                                               -------------     -------------

                                             $     4,936,324   $     4,691,116
                                               =============     =============


See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)


                                           Three  Months  Ended    Nine Months Ended
                                               September 30,         September 30,
                                             1998      1997        1998       1997
                                          ---------  ---------   --------- -------
Interest income from ARM assets and cash  $  72,252  $  68,088   $ 221,587 $ 174,710
Interest expense on borrowed funds          (66,458)   (54,862)   (196,591) (137,977)
                                            --------  ---------   --------- ---------
   Net interest income                        5,794     13,226      24,996    36,733
                                            --------  ---------   ---------  --------

Gain on sale of ARM assets                      755        335       3,780       360
Provision for credit losses                    (561)      (223)     (1,402)     (623)
Management fee (Note 7)                      (1,040)      (974)     (3,115)   (2,661)
Performance fee (Note 7)                       -          (931)       (759)   (2,569)
Other operating expenses                       (270)      (251)       (851)     (689)
                                            --------  ---------   ---------  --------

   NET INCOME                             $   4,678  $  11,182   $  22,649 $  30,551
                                            ========  =========   =========  ========



Net income                                $   4,678  $  11,182   $  22,649 $  30,551
Dividend on preferred stock                  (1,670)    (1,670)     (5,009)   (4,581)
                                            --------  ---------   ---------  --------
Net income available to common
   shareholders                           $   3,008  $   9,512   $  17,640 $  25,970
                                            ========  =========   =========  ========

Basic earnings per share                  $    0.14  $    0.50   $    0.82 $    1.49
                                            =======   ========    ========   =======

Diluted earnings per share                $    0.14  $    0.49   $    0.82 $    1.48
                                            =======   ========    ========   =======
Average number of common shares
   outstanding                               21,858     19,152      21,488    17,437
                                           ========   ========    ========   =======



See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

Three Months and Nine Months Ended September 30, 1998 (Amounts in thousands, except share data)

                                                                           Notes
                                                               Accum.     Receiv-
                                                               Other       able
                                                Additional    Compre-      From     Retained               Compre-
                            Preferred   Common    Paid-in     hensive      Stock    Earnings   Treasury    hensive
                              Stock     Stock     Capital     Income       Sales    (Deficit)    Stock     Income      Total
                            ---------  -------  -----------  ----------  ---------  ---------  ---------  ---------  ---------
Balance, December 31, 1997  $ 65,805   $   203  $  315,240   $ (19,445)  $ (2,698)  $   (951)  $   -                 $ 358,154
Comprehensive income:
   Net income                                                                         17,971              $ 17,971      17,971
   Other comprehensive
     income:
Available-for-sale assets:
   Fair value adjustment,
     net of amortization        -          -          -        (10,875)        -         -                 (10,875)    (10,875)
     Deferred gain on sale
     of hedges, net of
     amortization               -          -          -           (909)        -         -                    (909)       (909)
Other comprehensive                                                                                        --------
    income (loss)                                                                                         $  6,187
                                                                                                           ========
Issuance of common
  stock   (Note 5)              -           17      26,261          -      (1,934)       -                              24,344
Interest from notes
  receivable from
  stock sales                   -          -           121          -          -         -                                 121
Dividends declared on
  preferred stock -
  $1.21 per share               -          -            -           -          -      (3,340)                           (3,340)
Dividends declared on
  common stock -
  $0.675 per share              -          -            -           -          -     (14,634)                          (14,634)
                            ---------  -------  -----------  ----------  ---------  ---------  ---------              ---------
Balance, June 30, 1998        65,805       220     341,622     (31,229)    (4,632)      (954)       -                  370,832

Comprehensive income:
   Net income                                                                          4,678               $ 4,678       4,678
   Other comprehensive
     income:
Available-for-sale assets:
   Fair value adjustment,
     net of amortization        -          -          -        (24,264)        -         -                 (24,264)    (24,264)
     Deferred gain on sale
     of hedges, net of
     amortization               -          -          -           (339)        -         -                    (339)       (339)
Other comprehensive                                                                                        --------
    income (loss)                                                                                         $(19,925)
                                                                                                           ========
Purchase of treasury
  stock (Note 5)                -          -          -             -          -         -       (4,666)                (4,666)
Interest from notes
  receivable from
  stock sales                   -          -         67             -          -         -                                  67

Dividends declared on
  preferred stock -
  $0.605 per share              -          -          -             -         -       (1,670)                           (1,670)
                            ---------  -------  -----------  ----------  ---------  ---------  ---------              ---------
Balance, September 30, 1998   65,805   $   220  $  341,689   $ (55,832)  $ (4,632)  $  2,054   $ (4,666)              $344,638
                            =========  =======  ===========  ==========  =========  ========   =========              =========

See Notes to Financial Statements.

THORNBURG MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                             1998      1997        1998        1997
                                          ---------  ---------   ---------   ---------
Operating Activities:
  Net Income                              $   4,678  $  11,182   $  22,649   $  30,551
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Amortization                             13,959      6,962      37,120      16,134
    Net (gain) loss from investing
      activities                               (194)      (112)     (2,378)        263
    Change in assets and liabilities:
      Accrued interest receivable            (1,383)    (2,377)     (3,618)    (13,711)
      Receivable for assets sold              9,951       -        (30,040)       -
      Prepaid expenses and other             (2,213)       (91)     (4,370)       (249)
      Accrued interest payable                 (183)     5,298     (11,128)      5,824
      Accrued expenses and other              2,650      3,140       2,761       7,907
        Net cash provided by (used in)      -------   --------    --------     -------
          operating activities               27,265     24,002      10,996      46,719
                                            -------   --------    --------     -------
Investing Activities:
  Available-for-sale ARM securities:
   Purchases                               (327,140)  (786,268) (1,479,934) (2,256,576)
   Proceeds on sales                        180,032     73,915     513,544     108,217
   Proceeds from calls                       12,227        -       128,006        -
   Principal payments                       420,676    208,511   1,202,405     494,546
  Held-to-maturity ARM securities:
   Principal payments                        -          14,207      16,152      44,732
  ARM Loans:
   Purchases                               (255,491)   (31,325)   (749,463)    (45,075)
   Principal payments                        50,027        337      82,690         337
   Sales                                       -           -         2,043        -
  Purchase of interest rate cap agreements      (99)    (1,234)       (641)     (3,128)
      Net cash provided by (used in)        -------   --------    --------   ---------
        investing activities                 80,232   (521,857)   (285,198) (1,656,947)
                                            -------   --------    --------   ---------
Financing Activities:
  Net borrowings from reverse
     repurchase agreements                  (91,206)   469,338     280,332   1,521,778
  Repayments of other borrowings               (892)      (825)     (3,102)     (2,869)
  Proceeds from preferred stock issued           -          -          -        65,805
  Proceeds from common stock issued              -      48,350      24,344      68,768
  Purchases of treasury stock                (4,666)        -       (4,666)       -
  Dividends paid                             (8,266)   (10,145)    (29,784)    (26,520)
  Interest from notes receivable
    from stock sales                             68         -          189        -
       Net cash provided by (used in)      ---------   --------    --------   ---------
         financing activities              (104,962)   506,718     267,313    1,626,962
                                           ---------   --------    --------   ---------
Net increase (decrease) in cash and
    cash equivalents                          2,535      8,863      (6,889)      16,734
Cash and cash equivalents at
    beginning of period                       4,356     11,564      13,780        3,693
Cash and cash equivalents at               ---------   --------    --------   ---------
    end of period                          $  6,891   $ 20,427    $  6,891    $  20,427
                                           =========   ========    ========   =========

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

            Effective the second quarter of 1998, the Company decided to change its policy regarding its classification of ARM securities such that each ARM security is classified as available-for-sale. The Company changed its policy because the remaining amount of ARM securities classified as held-to-maturity had become a relatively small percentage of the portfolio, less than 8% of assets at March 31, 1998, and because it is apparent that as more mortgage REITs have been formed, that it is industry practice to carry all mortgage securities as available-for-sale. The Company had not classified any ARM securities purchased since 1994 as held-to-maturity and does not expect to do so in the future. Management has made the determination that all of its ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that might require the Company to sell assets in order to maintain an appropriate level of liquidity. Since all ARM securities are designated as available-for-sale, they are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of shareholders' equity.

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

         CREDIT RISK

            The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government or are determined to be of equivalent credit quality as determined by the Manager and approved by the Company's Board of Directors. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investor Services, Inc. (the "Rating Agencies"). Additionally, the Company has also purchased ARM loans and limits its exposure to credit losses by restricting its whole loan purchases to ARM loans generally originated to "A" quality underwriting standards or loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio.

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

            Under policies in effect prior to the second quarter of 1998, Cap Agreements classified as a hedge against held-to-maturity assets were initially carried at their fair value as of the time the Cap Agreements and the related assets are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity is thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. All Cap Agreements are now classified as a hedge against available-for-sale assets and are carried at their fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such assets. The carrying value of the Cap Agreements are included in ARM securities on the balance sheet. The Company purchases Cap Agreements by incurring a one-time fee or premium. The amortization of the premium paid for the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

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

            INTEREST RATE SWAP AGREEMENTS

            The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. In general, the swap agreements have been utilized by the Company as a cost effective way to lengthen the average repricing period of its variable rate and short term borrowings. As the Company acquires hybrid assets, it also enters into swap agreements in order to manage the interest rate repricing mismatch (the difference between the remaining fixed-rate period of a hybrid and the maturity of the fixed-rate liability funding a hybrid) to approximately one year. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

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

            Following is information about the computation of the earnings per share data for the three and nine month periods ended September 30, 1998 and 1997 (Amounts in thousands except per share data):

                                                Weighted
                                                Average       Earnings
                                   Income        Shares      Per Share
                                ------------- ------------- -------------
Three Months Ended
  September 30, 1998
Net income                      $      4,678
Less preferred stock dividends        (1,670)
                                 ------------
Basic EPS, income available to
  common shareholders                  3,008        21,858  $         0.14
                                                               ===========
Effect of dilutive securities:
  Stock options                                          -

                                 ------------ -------------
Diluted EPS                     $      3,008        21,858  $         0.14
                                 ============ =============   ===========

Three Months Ended
   September 30, 1997
Net income                      $     11,182
Less preferred stock dividends        (1,670)
                                 ------------
Basic EPS, income available to
  common stockholders                  9,512        19,152  $         0.50
                                                               ===========
Effect of dilutive securities:
  Stock options                                        190
                                 ------------ -------------
Diluted EPS                     $      9,512        19,342  $         0.49
                                 ============ =============    ===========

                                                Weighted
                                                Average       Earnings
                                   Income        Shares      Per Share
                                ------------- ------------- -------------
Nine Months Ended
  September 30, 1998
Net income                      $     22,649
Less preferred stock dividends        (5,009)
                                 ------------
Basic EPS, income available to
  common shareholders                 17,640        21,488  $         0.82
                                                               ===========
Effect of dilutive securities:
  Stock options                                          -
                                 ------------ -------------
Diluted EPS                     $     17,640        21,488  $         0.82
                                 ============ =============    ===========

Nine Months Ended
  September 30, 1997
Net income                      $     30,551
Less preferred stock dividends        (4,581)
                                 ------------
Basic EPS, income available to
  common stockholders                 25,970        17,437  $         1.49
                                                               ===========
Effect of dilutive securities:
  Stock options                                        162
                                 ------------ -------------
Diluted EPS                     $     25,970        17,599  $         1.48
                                 ============ =============    ===========

            The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 59,784 and 240,320 shares of common stock at average prices of $14.82 and $20.89 per share during the nine months ended September 30, 1998 and 1997, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income, such as unrealized gains and losses on available-for-sale securities, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted this statement in the first quarter of 1998.

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133
            established a framework of accounting rules that standardize accounting and reporting for all derivative instruments and is effective for financial statements issued for fiscal years beginning after June 15, 1999. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. Currently the only derivative instruments that are not on the Company's balance sheet at fair value are interest rate swap agreements. The fair value of interest rate swap agreements is disclosed in Note 4, Fair Value of Financial Instruments. The Company believes that its use of interest rate swap agreements qualify as cash-flow hedges as defined in the statement. Therefore, changes in the fair value of these derivatives instruments will be recorded in other comprehensive income when the Company adopts the statement in the first quarter of its fiscal 2000 year.

            In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, which is effective for the first fiscal quarter beginning after December 15, 1998, provides guidance to mortgage banking entities who securitize mortgage loans such that their accounting for securitized loans will the same as their accounting for marketable securities. The Company has already been accounting for its securitized loans in a manner consistent with the new statement and therefore expects no changes to its financial position or results of operations as a result of adopting SFAS No. 134.

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

         The following tables present the Company's ARM assets as of September 30, 1998 and December 31, 1997. The ARM securities classified as available-for-sale are carried at their fair value, while the held-to-maturity ARM securities and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

          September 30, 1998:

                                                        ARM Securities
                                           --------------------------------------
                                           Available-     Held-to-
                                            for-Sale      Maturity      Total         ARM Loans
                                           ------------  ----------  ------------   ------------
          Principal balance outstanding    $ 3,974,291   $     -      $ 3,974,291   $   770,907
          Net unamortized premium              102,981         -          102,981        11,935
          Deferred gain from hedging              (725)        -             (725)          -
          Allowance for losses                  (1,298)        -           (1,298)         (484)
          Interest rate cap agreements           9,649         -            9,649           -
          Principal payment receivable          43,146         -           43,146           -
                                           -----------  -----------   ------------   -----------
            Amortized cost, net              4,128,044         -        4,128,044       782,358
                                           -----------  -----------   ------------   -----------
          Gross unrealized gains                 3,703         -            3,703           -
          Gross unrealized losses              (61,345)        -          (61,345)       (3,953)
                                           -----------  -----------   ------------   -----------
            Fair value                     $ 4,070,402  $      -      $ 4,070,402   $   778,405
                                           ===========  ===========   ============   ===========
            Carrying value                 $ 4,070,402  $      -      $ 4,070,402   $   782,358
                                           ===========  ===========   ============   ===========

          December 31, 1997:

                                                        ARM Securities
                                           --------------------------------------
                                           Available-     Held-to-
                                            for-Sale      Maturity      Total         ARM Loans
                                           ------------  ----------  ------------   ------------
          Principal balance outstanding    $ 3,984,770   $  386,290   $ 4,371,060   $   115,996
          Net unamortized premium              119,133        5,025       124,158         3,033
          Deferred gain from hedging              -          (1,217)       (1,217)          -
          Allowance for losses                  (1,739)        -           (1,739)         (42)
          Interest rate cap agreements          11,144        2,160        13,304           -
          Principal payment receivable          32,337        3,545        35,882           -
                                           -----------  -----------   ------------   -----------
            Amortized cost, net              4,145,645      395,803     4,541,448       118,987
                                           -----------  -----------   ------------   -----------
          Gross unrealized gains                11,075        5,609        16,684           -
          Gross unrealized losses              (32,816)      (2,859)      (35,675)          -
                                           -----------  -----------   ------------   -----------
            Fair value                     $ 4,123,904  $   398,553   $ 4,522,457   $   118,987
                                           ===========  ===========   ============   ===========
            Carrying value                 $ 4,123,904  $   395,803   $ 4,519,707   $   118,987
                                           ===========  ===========   ============   ===========


         During the quarter ended September 30, 1998, the Company realized $902,000 in gains and $147,000 in losses on the sale of $179.3 million of ARM securities. During the same period of 1997, the Company realized $446,000 in gains and $111,000 in losses on the sale of $73.6 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

         During the nine months ended September 30, 1998, the Company realized $4,388,000 in gains and $608,000 in losses on the sale of $511.1 million of ARM securities. During the same period of 1997, the Company realized $1,301,000 in gains and $941,000 in losses on the sale of $107.9 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

         As of September 30, 1998, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,298,000. At September 30, 1998, the Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $12.1 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first nine months of 1998, the Company, in accordance with its credit policies, recorded a $442,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

         The following table summarizes ARM loan delinquency information as of September 30, 1998 (dollar amounts in thousands):

                                       Loan       Loan      Percent of   Percent of
                 Delinquency Status    Count     Balance    ARM Loans   Total Assets
                 ------------------   ------   ---------    ----------  ------------
                 30 to 59 days           4     $   1,239       0.16%         0.03%
                 60 to 89 days           2           240       0.03          0.00
                 90 days or more         -           -         -             -
                 In foreclosure          5           942       0.12          0.02
                                      -----      -------    ---------    ----------
                                        11     $   2,421       0.31%         0.05%
                                      =====      =======    =========    ==========

         The following table summarizes the activity for the allowance for losses on ARM loans for the nine months ended September 30, 1998 (dollar amounts in thousands):

                            Beginning balance     $      42
                            Provision for losses        442
                            Charge-offs, net              0
                                                 ----------
                            Ending balance        $     484
                                                 ==========

         As of September 30, 1998, the Company had commitments to purchase $474.4 million of ARM assets, $452 million of which were commitments to purchase ARM loans. Subsequent to September 30, 1998, the Company assigned the commitments to purchase ARM loans to a third party and entered into one commitment to purchase $347 million of the ARM loans in the form of securities or loans by December 29, 1998 and into another commitment to purchase $105 million of the ARM loans in the form of securities or loans by January 29, 1999.

         The average effective yield on the ARM assets owned was 5.88% as of September 30, 1998 and 6.38% as of December 31, 1997. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

         As of September 30, 1998 and December 31, 1997, the Company had purchased Cap Agreements with a remaining notional amount of $4.117 billion and $4.156 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.10%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.61%. The Cap Agreements had an average maturity of 2.6 years as of September 30, 1998. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.485 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

         As of September 30, 1998, the Company had outstanding $4.551 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.75% and a weighted average remaining maturity of 2.3 months. As of September 30, 1998, $1.104 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to one year. The interest rates of these term reverse repurchase agreements are indexed to either the one or three-month LIBOR rate and reprice accordingly. In addition, as of September 30, 1998, $741.5 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month. The reverse repurchase agreements at September 30, 1998 were collateralized by ARM assets with a carrying value of $4.797 billion, including accrued interest.

         At September 30, 1998, the reverse repurchase agreements had the following remaining maturities (dollars in thousands):

                             Within 30 days        $  2,533,827
                             30 to 90 days              294,118
                             91 days to one year      1,722,557
                                                   ------------
                                                   $  4,550,502
                                                   ============

         As of September 30, 1998, the Company was a counterparty to seventeen interest rate swap agreements having an aggregate notional balance of $1.404 billion. Fifteen of these agreements with a notional balance of $1.144 billion have a weighted average remaining term of 20.9 months and the remaining two are cancelable monthly. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 45 days to 208 days. The swap agreements at September 30, 1998 were collateralized by ARM assets with a carrying value of $4.8 million, including accrued interest.

         As of September 30, 1998, the Company had financed a portion of its portfolio of interest rate cap agreements with $6.9 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.90% and have a weighted average remaining maturity of 1.3 years. The other borrowings financing cap agreements at September 30, 1998 were collateralized by ARM securities with a carrying value of $10.6 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

                             1998         $      1,407
                             1999                4,877
                             2000                  632
                                            ----------
                                          $      6,916
                                            ==========

         During the quarter ended September 30, 1998, the total cash paid for interest was $69.3 million.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1998 and December 31, 1997. Financial Accounting Standard Board ("FASB") Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                       September 30, 1998        December 31, 1997
                                    ------------------------  ------------------------
                                      Carrying      Fair        Carrying       Fair
                                       Amount       Value        Amount        Value
                                    -----------  -----------  -----------  -----------
            Assets:
              ARM assets            $ 4,852,338  $ 4,848,385  $ 4,634,612  $ 4,639,513
              Cap agreements                422          422        4,082        1,931

            Liabilities:
              Other borrowings            6,916        7,055       10,018       10,321
              Swap agreements               110       10,444          (50)         184

         The above carrying amounts for assets are combined in the balance sheet under the caption ARM assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity at December 31, 1997 is their amortized cost.

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

NOTE 5.  COMMON AND PREFERRED STOCK

         During the quarter ended September 30, 1998, the Company did not issue any shares of common stock under its dividend reinvestment and stock purchase plan ("DRP"). For the nine month period ended September 30, 1998, the Company issued 1,581,000 shares of common stock under its DRP and received net proceeds of $24.3 million. The Company has also purchased shares in the open market on behalf of the participants in its DRP when the stock price is trading below book value instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

         On October 16, 1998, the Company declared a third quarter dividend of $0.23 per common share which will be paid on November 18, 1998 to common shareholders of record as of October 31, 1998. Additionally, on September 18, 1998, the Company declared a third quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on October 13, 1998 to preferred shareholders of record as of September 30, 1998. For federal income tax purposes such dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and return of capital, depending on the composition and amount of the Company's full year taxable income.

         On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

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

         During the nine month period ended September 30, 1998, there were 59,784 options granted to buy common shares at an average exercise price of $14.82 along with 20,931 DERs. As of September 30, 1998, the Company had 612,402 options outstanding at exercise prices of $9.375 to $22.625 per share, 469,461 of which were exercisable. The weighted average exercise price of the options outstanding was $17.55 per share. As of the September 30, 1998, there were 81,012 DERs granted, of which 52,032 were vested, and 4,237 PSRs granted. In addition, the Company recorded a reduction of expense associated with the DERs and the PSRs of $15,000 for the quarter ended September 30, 1998 and expense of $6,000 for the nine months ended September 30, 1998.

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

         For the quarters ended September 30, 1998 and 1997, the Company paid the Manager $1,040,000 and $974,000, respectively, in base management fees in accordance with the terms of the Agreement. For the nine month periods ended September 30, 1998 and 1997, the Company paid the Manager base management fees of $3,115,000 and $2,661,000, respectively.

         The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarter ended September 30, 1998, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%. For the quarter ended September 30, 1997, the Company paid the Manager $931,000 in performance based compensation in accordance with the terms of the Agreement and for the nine month periods ended September 30, 1998 and 1997, the Company paid the Manager performance based compensation in the amounts of $759,000 and $2,569,000, respectively.

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

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

   (1)adjustable-rate, variable-rate or hybrid pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade, or equivalent to such a rating as determined by management and approved by the Board of Directors, at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
   (2)ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization; or
   (3)a limited amount, currently $40 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

The Company has acquired ARM loans for the purpose of future securitization into ARM securities for the Company's investment portfolio. As of September 30, 1998, 16.1% of the Company's ARM portfolio consisted of ARM loans held for future securitization. The Company believes that its strategy to securitize ARM loans will provide the Company with either higher yielding investments or an additional source of whole pool assets, and give the Company greater flexibility over the characteristics of the ARM assets acquired and held in its investment portfolio. The Company plans on securitizing the loans that it acquires in order to continue its current strategy of owning high quality, liquid ARM securities and financing them in the reverse repurchase market or through capital markets transactions that will provide the Company with a more permanent source of financing for some of its assets. In pursuing these strategies the Company will likely have a higher degree of credit risk than when acquiring investment grade rated securities directly from the market. However, any additional credit risk will be consistent with the Company's objectives of maintaining a portfolio with high credit quality assets that provide an attractive return on equity.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

OVERVIEW OF RECENT EVENTS IN THE MORTGAGE MARKET

As has been true with most other mortgage finance companies, the Company has been affected by the recent turmoil in the global and domestic financial markets. Due to turbulent market conditions since September 30, 1998, the Company has simultaneously seen its asset values decline, its margin requirements for financing certain of its ARM assets increase, especially with respect to its non-agency portfolio, the market value of its hedging instruments decline, which has required the Company to post additional collateral, and difficulty in financing its less than AA rated assets at acceptable valuations. Additionally, due to the high level of prepayments on its agency securities, which the Company must fund out of its excess liquidity prior to receipt of such payments from FNMA and FHLMC, and the heightened sense of risk aversion on the part of the Company's lenders, the Company's available excess cash and liquid securities has diminished from levels maintained in prior periods. All of these factors have combined to reduce the level of liquidity available to the Company. The Company has undertaken several measures to increase its liquidity during these difficult market conditions. First, the Company has requested that its lenders not make margin calls on its loans backed by agency securities until such payments have been received by the Company. Several lenders have agreed to this request, and several lenders have also considered executing a separate financing facility to assist the Company in bridging this timing difference. Second, the Company has undertaken the sale of certain assets in order to reduce its asset portfolio. Accordingly, the Company, during the fourth quarter to date, has sold $363 million of assets and recorded a loss on sale of $3.4 million. Of this loss amount, $3.3 million is related to $146 million of ARM securities that are indexed to the one-year U.S. Treasury index and which, as a group, prepaid at an annualized rate of 49% during October and had a yield below the Company's cost of funds. The Company believes that by selecting these specific ARM securities for sale, it has not only increased its liquidity, but it has improved the future return on its remaining ARM securities portfolio. The Company believes that, barring further assets sales, its equity-to-assets ratio before market value adjustments at the end of November will approximate 9.40%, up from 8.15% at September 30, 1998. Lastly, the Company is attempting to finance the majority of its $1.1 billion of whole loans and commitments to purchase whole loans into a short-term callable financing transaction which would be issued in the fourth quarter of 1998 and would be callable prior to June of 1999. The benefit of such a financing would be to provide the Company with a capital efficient method to finance its whole loan assets over year end and enable the Company to call the transaction and refinance the loans at a lower interest rate in the early part of 1999 in the event that market conditions improve. However, the cost of such a financing is greater than current financing rates available to the Company for whole loans and will therefore adversely affect earnings in the fourth quarter and possibly during the first half of 1999.

FINANCIAL CONDITION

At September 30, 1998, the Company held total assets of $4.936 billion, $4.853 billion of which consisted of ARM assets, as compared to $4.691 billion and $4.639 billion, respectively, at December 31, 1997. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans, including hybrids, generally originated to "A" quality underwriting standards. At September 30, 1998, 79.9% of the assets held by the Company were High Quality assets, exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Approximately 97% of the Company's ARM loans, which comprise 16.1% of the ARMs portfolio, are expected to be securitized into AAA securities which would bring the Company's High Quality assets up to over 95% of total ARMs. Of the ARM assets currently owned by the Company, 71.0% are adjustable-rate mortgage pass-through certificates that are backed by ARM loans. The remainder are floating rate classes of CMOs (9.0%), investments in floating rate classes of trusts backed by mortgaged-backed assets (3.9%) or ARM loans (16.1%).

The following table presents a schedule of ARM assets owned at September 30, 1998 and December 31, 1997 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                       ARM ASSETS BY ISSUER AND CREDIT RATING
                            (Dollar amounts in thousands)

                               September 30, 1998        December 31, 1997
                            ------------------------- -------------------------
                             Carrying     Portfolio    Carrying     Portfolio
                               Value         Mix         Value         Mix
                            ------------  ----------- ------------  -----------
HIGH QUALITY:
  FHLMC/FNMA                $ 2,691,164         55.5% $ 3,117,937         67.2%
  Privately Issued:
   AAA/Aaa Rating               523,187         10.8      476,615         10.3
   AA/Aa Rating                 661,872         13.6      782,206         16.8
                             -----------  -----------  -----------  -----------
     Total Privately Issued   1,185,059         24.4    1,258,821         27.1
                             -----------  -----------  -----------  -----------

                             -----------  -----------  -----------  -----------
     Total High Quality       3,876,223         79.9    4,376,758         94.3
                             -----------  -----------  -----------  -----------
OTHER INVESTMENT:
  Privately Issued:
   A Rating                      91,944          1.9      115,055          2.5
   BBB/Baa Rating                89,926          1.8       17,625          0.4
   BB/Ba Rating and Other        12,309          0.3       10,269          0.2
  Whole loans                   782,358         16.1      118,987          2.6
                             -----------  -----------  -----------  -----------
     Total Other Investment     976,537         20.1      261,936          5.7
                             -----------  -----------  -----------  -----------

     Total ARM Portfolio    $ 4,852,760        100.0% $ 4,638,694        100.0%
                             ===========  ===========  ===========  ===========

As of September 30, 1998, the Company had reduced the cost basis of its ARM securities by a total of $1,298,000 due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $12.1 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three and nine months ended September 30, 1998, the Company recorded a $247,000 and a $442,000 provision, respectively, for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of September 30, 1998, there were 11 loans totaling $2.4 million that were delinquent, of which 7 loans totaling $1.2 million were seriously delinquent (60 days or more delinquent). Based on a review of the underlying property values, the Company does not expect to realize a loss on any of the loans seriously delinquent as of September 30, 1998. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                 ARM ASSETS BY INDEX
                            (Dollar amounts in thousands)

                                 September 30, 1998          December 31, 1997
                              ------------------------   -------------------------
                                Carrying    Portfolio      Carrying    Portfolio
                                 Value         Mix           Value        Mix
                              ------------- ----------   ------------- -----------
ARM ASSETS:
    INDEX:
      One-month LIBOR         $   542,264         11.2%   $    115,198        2.5%
      Three-month LIBOR           188,389          3.9          31,215        0.7
      Six-month LIBOR           1,064,115         21.9       1,489,802       32.1
      Six-month Certificate
        of Deposit                370,743          7.6         278,386        6.0
      Six-month Constant
        Maturity Treasury          53,345          1.1          66,669        1.4
      One-year Constant
        Maturity Treasury       1,817,548         37.5       2,271,914       49.0
      Cost of Funds               315,699          6.5         385,510        8.3
                               ------------ -----------     ---------- -----------
                                4,352,103         89.7       4,638,694      100.0
                               ------------ -----------     ---------- -----------
HYBRID ARM ASSETS                 500,657         10.3            -           0.0
                               ------------ -----------     ---------- -----------
                              $ 4,852,760        100.0%   $  4,638,694      100.0%
                               ============ ===========     ========== ===========

The portfolio had a current weighted average coupon of 7.40% at September 30, 1998. If the portfolio had been "fully indexed," the weighted average coupon would have been approximately 6.97%, based upon the composition of the portfolio and the applicable indices at September 30, 1998. As of December 31, 1997, the portfolio had a weighted average coupon of 7.56% and if the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.64%, based upon the composition of the portfolio and the applicable indices at that time.

At September 30, 1998, the current yield of the ARM assets portfolio was 5.88%, compared to 6.38% as of December 31, 1997, with an average term to the next repricing date of 254 days as of September 30, 1998, compared to 110 days as of December 31, 1997. The increase in the number of days until the next repricing of the ARMs is primarily due to the hybrid loans acquired by the Company during the quarters ended June 30, 1998 and September 30, 1998, which, in general, do not reprice for three to five years from their origination date. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield as of September 30, 1998, compared to December 31, 1997, is primarily because of the higher rate of ARM portfolio prepayments which have occurred during 1998. The higher level of prepayments increased the amount of premium amortization expense and increased the impact of non-interest earning assets in the form of principal payment receivables. The constant prepayment rate ("CPR") of the Company's ARM portfolio was 32% during the third quarter of 1998 compared to 34% during the second quarter of 1998 and compared to 22% during the third quarter of 1997. The lower coupon of 7.40% decreased the ARM portfolio yield by 0.16% as of September 30, 1998 compared to the end of 1997. Additionally, higher premium amortization and the higher balance of principal payment receivables decreased the portfolio yield by 0.35%, which was partially offset by a 0.01% decrease in the net cost of hedging. When prepayment experience exceeds expectations, the Company has to amortize its net purchase premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

During the three months ended September 30, 1998, the Company purchased $327.1 million of ARM securities, 86.9% of which were High Quality assets, and $255.5 million of ARM loans, generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during this period, approximately 41% were hybrids, 28% were indexed to LIBOR, 21% were indexed to U.S. Treasury bill rates, 5% were indexed to Certificate of Deposit rates and 5% were indexed to other indices.

During the nine months ended September 30, 1998, the Company purchased $1,479.9 million of ARM securities, 93.6% of which were High Quality assets, and $749.5 million of ARM loans, generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during the first nine months of 1998, approximately 36% were indexed to LIBOR, 23% were hybrids, 15% were indexed to U.S. Treasury bill rates, 13% were indexed to a Cost of Funds Index, 11% were indexed to Certificate of Deposit rates and the remaining 2% to other indices.

The Company sold ARM assets in the amount of $179.3 million at a net gain of $755,000 and $511.8 million at a net gain of $3,780,000 during the three month and nine month periods ended September 30, 1998, respectively. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio. The Company monitors the performance of its individual ARM assets and generally sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. Almost 90% of the ARMs sold during the three months ended September 30, 1998 were indexed to either the one-year U.S. Treasury index or a Cost of Funds index, which are not indices that the Company prefers to own long-term. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing portfolio. At times, the Company is able to identify opportunities that it believes will improve the total return of its portfolio by replacing selected assets. In managing the portfolio, the Company may realize either gains or losses in the process of replacing selected assets.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale declined by 0.88% from a negative adjustment of 0.52% of the portfolio as of December 31, 1997, to a negative adjustment of 1.40% as of September 30, 1998. This price decline was primarily because of a decline in the levels of liquidity in the mortgage market, a widening of credit spreads relative to treasury yields due to uncertainties regarding future economic activity in the U.S. and global economies and because of increased future prepayment expectations which have the effect of shortening the average life of the Company's ARM assets and decreasing their fair value. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $21.7 million as of December 31, 1997, to $57.6 million as of September 30, 1998. As of September 30, 1998, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At September 30, 1998, the Cap Agreements owned by the Company had a remaining notional balance of $4.117 billion with an average final maturity of 2.6 years, compared to a remaining notional balance of $4.156 billion with an average final maturity of 3.1 years at December 31, 1997. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately 10.10%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At September 30, 1998, the fair value of the Cap Agreements was $0.4 million, $9.2 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio as of September 30, 1998:

                     CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                            (Dollar amounts in thousands)

                                            Cap                        Weighted
             Hedged       Weighted       Agreement                      Average
           ARM Assets      Average        Notional       Strike        Remaining
          Balance (1)     Life Cap        Balance         Price           Term
         -------------   -----------   -------------   -----------   --------------
         $   451,110          8.58%    $   449,949          7.50%          1.6 Years
             537,133          9.70         538,033          8.00           3.5
             183,538         10.14         183,668          8.50           1.5
             277,513         10.54         277,398          9.00           1.2
             148,563         10.89         147,930          9.50           2.0
             322,670         11.04         323,553         10.00           3.7
             448,813         11.39         448,549         10.50           2.1
             367,881         12.08         369,791         11.00           3.2
             560,905         12.64         560,899         11.50           3.7
             554,474         13.29         552,825         12.00           2.4
             172,906         14.22         172,865         12.50           1.7
             106,265         16.17          91,788         13.00           1.4
           -----------   -----------     -----------   -----------   --------------
         $ 4,131,771         11.43%    $ 4,117,248         10.10%          2.6 Years
           ===========   ===========     ===========   ===========   ==============

         -------------
         (1)Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of September 30, 1998, the Company was a counterparty to seventeen interest rate swap agreements having an aggregate notional balance of $1.404 billion. Fifteen of these agreements with a notional balance of $1.144 billion have a weighted average remaining term of 20.9 months and the remaining two are cancelable monthly. In accordance with these agreements, the Company will pay a fixed rate of interest during the term of these agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 45 days to 208 days. Twelve of the swap agreements with a notional balance of $453.6 million were entered into for the purpose of hedging the interest rate repricing mismatch of its hybrid assets (the difference between the remaining fixed-rate period of a hybrid and the maturity of the fixed-rate liability funding a hybrid) to within approximately one year, in furtherance of the Company's investment policy regarding hybrids.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1998, the Company's net income was $4,678,000, or $0.14 per share (Basic EPS), based on a weighted average of 21,858,000 shares outstanding. That compares to $11,182,000, or $0.50 per share (Basic EPS), based on a weighted average of 19,152,000 shares outstanding for the quarter ended September 30, 1997. Net interest income for the quarter totaled $5,794,000, compared to $13,226,000 for the same period in 1997. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the third quarter of 1998, the Company recorded a gain on the sale of ARM securities of $755,000 as compared to a gain of $335,000 during the same period of 1997. Additionally, during the third quarter of 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $561,000 for potential credit losses, compared to $223,000 during the third quarter of 1997. During the quarter ended September 30, 1998, the Company incurred operating expenses of $1,310,000, consisting of a base management fee of $1,040,000, and other operating expenses of $270,000. There was no performance based fee earned by the Manager during the quarter. During the same period of 1997, the Company incurred operating expenses of $2,156,000, consisting of a base management fee of $974,000, a performance-based fee of $931,000 and other operating expenses of $251,000. Total operating expenses decreased as a percentage of average assets to 0.10% for the three months ended September 30, 1998, compared to 0.21% for the same period of 1997.

The Company's return on average common equity was 3.5% for the quarter ended September 30, 1998 compared to 12.7% for the quarter ended September 30, 1997. The primary reason for the lower return on average common equity is the Company's lower interest rate spread, discussed further below, partially offset by the higher level of gains recorded this quarter on the sale of ARM securities and lower operating expenses.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective quarter which is applicable to the computation of the performance fee:

                 COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                                     ROE in
                                                                                                                    Excess of
                   Net                  Gain (Loss)                                             Net       10-Year     10-Year
                Interest   Provision      on ARM        G & A       Performance    Preferred   Income/   US Treas.   US Treas.
    For The      Income/  For Losses/     Sales/     Expense (2)/       Fee/       Dividend/   Equity     Average     Average
  Quarter Ended  Equity     Equity        Equity       Equity          Equity       Equity     (ROE)       Yield       Yield
  ------------- -------   -----------   ----------   ------------   -----------    ---------   -------   ---------   ---------
  Mar 31, 1996   13.37%         -          0.03%        1.04%           1.27%          -        11.08%      5.90%       5.18%
  Jun 30, 1996   13.14%         -           -           1.00%           0.92%          -        11.22%      6.72%       4.50%
  Sep 30, 1996   13.42%        0.34%       0.88%        1.03%           1.07%          -        11.86%      6.78%       5.08%
  Dec 31, 1996   14.99%        1.32%       1.38%        1.46%           1.23%          -        12.37%      6.35%       6.02%
  Mar 31, 1997   18.85%        0.32%       0.01%        1.65%           1.43%         2.07%     13.40%      6.55%       6.85%
  Jun 30, 1997   19.48%        0.34%       0.03%        1.81%           1.25%         2.67%     13.45%      6.71%       6.74%
  Sep 30, 1997   17.66%        0.30%       0.45%        1.64%           1.24%         2.23%     12.70%      6.26%       6.44%
  Dec 31, 1997   15.62%        0.33%       1.06%        1.59%           1.01%         2.12%     11.63%      5.92%       5.71%
  Mar 31, 1998   14.13%        0.48%       1.89%        1.62%           0.94%         2.06%     10.91%      5.60%       5.31%
  Jun 30, 1998    9.15%        0.53%       1.76%        1.58%           0.00%         1.96%      6.83%      5.60%       1.23%
  Sep 30, 1998    6.82%        0.66%       0.89%        1.54%           0.00%         1.97%      3.54%      5.24%      -1.70%

  (1) Average common equity excludes unrealized gain(loss)on available-for-sale ARM securities.
  (2) Excludes performance fees.

The decline in the Company's return on common equity from the third quarter of 1997 and from the second quarter of 1998 to the third quarter of 1998 is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities, an increase in the Company's provision for losses and the decline in gains on ARM sales.

The Company's net interest spread declined from 0.79% as of September 30, 1997 and 0.13% as of June 30, 1998, to 0.09% as of September 30, 1998. The primary reasons for these declines continues to be the relationship between the one-year
U. S. Treasury yield and LIBOR and the impact of the increased rate of ARM prepayments. From September 30, 1997 to September 30, 1998, the one-year U.S. Treasury yield declined by approximately 1.06% while LIBOR rates applicable to the Company's borrowings decreased by only 0.37%, creating a negative index spread as of September 30, 1998 of -0.93%. Approximately 38% of the Company's ARM assets are indexed to the one-year U. S. Treasury bill yield and, therefore, the yield on such assets declined with the index. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one-and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The average spread during the three month period ended September 30, 1998 was -0.53%, which was substantially worse than the average spread during the previous quarter of -0.27%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. The Company is also continuing to decrease its exposure to the one-year U. S. Treasury/LIBOR relationship as the portion of the portfolio indexed to the one-year U. S. Treasury rate and financed with LIBOR has been declining. The Company's ARM portfolio yield also was lower during the third quarter of 1998 compared to the third quarter of 1997 because of an increase in the prepayment rate of ARM assets. During the third quarter of 1998, the average prepayment rate was 32%, compared to 22% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio.

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on an annualized rate of 0.15% on the outstanding principal balance of loans as of each month-end, subject to certain adjustments as discussed above. As of September 30, 1998, the Company's whole loans accounted for 16.1% of the Company's portfolio of ARM assets compared to 11.6% as of June 30, 1998 and compared to 2.6% as of December 31, 1997. To date, the Company has not experienced any actual losses in its whole loan portfolio, but based on industry standards, losses are expected and are being provided for as the portfolio ages.

During the third quarter of 1998, the Company realized a net gain from the sale of ARM securities in the amount of $755,000 compared to $335,000 during the third quarter of 1997. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. Almost 90% of the ARMs sold during the three months ended September 30, 1998 were indexed to either the one-year U.S. Treasury index or a Cost of Funds index, which are not indices that the Company prefers to own long-term. While the Company has been selling selected assets, it has been able to reinvest the proceeds in ARM assets that are indexed to indices currently preferred by the Company and at prices that reflect current market assumptions regarding prepayments speeds and interest rates. Thus far, the newly purchased ARM assets, as a whole, have been performing better than the portfolio acquired before 1998.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's third quarter earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

            RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                           (Dollar amounts in thousands)

                                            Three Month Period Ending September 30,
                                            ---------------------------------------
                                                  1998                    1997
                                            --------------           --------------
Net income                                   $      4,678             $     11,182
  Additions:
    Provision for credit losses                       561                      223
    Net compensation related items                     53                       20
  Deductions:
    Dividend on Series A Preferred Shares          (1,670)                  (1,670)
    Actual credit losses on ARM securities           (424)                     (18)
                                             ------------             -------------
Taxable net income                           $      3,198             $      9,737
                                             ============             =============

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


The following table highlights the quarterly dividend history of the Company's common shares:

                              COMMON DIVIDEND SUMMARY
                (Dollar amounts in thousands, except per share data)

                                                  Common       Common      Cumulative
                    Taxable       Taxable        Dividend     Dividend   Undistributed
      For The         Net        Net Income      Declared      Pay-out      Taxable
   Quarter Ended   Income (1)   Per Share (2)  Per Share (2)  Ratio (3)    Net Income
   -------------  ------------  -------------  -------------  ---------  -------------
   Mar 31, 1996   $    5,118    $    0.41       $    0.40         97%     $     188
   Jun 30, 1996        6,169         0.42            0.40        103%           (18)
   Sep 30, 1996        6,708         0.42            0.40         96%           250
   Dec 31, 1996        8,164         0.50            0.45         89%         1,115
   Mar 31, 1997        8,226         0.50            0.48         95%         1,505
   Jun 30, 1997        8,573         0.51            0.49         99%         1,603
   Sep 30, 1997        9,737         0.51            0.50        100%         1,560
   Dec 31, 1997        9,207         0.46            0.50        110%           629
   Mar 31, 1998        8,645         0.42            0.375        93%         1,233
   Jun 30, 1998        5,919         0.27            0.30        111%           556
   Sep 30, 1998        3,198         0.15            0.23 (4)    155%         3,125 (4)

   (1) Taxable net income after preferred dividends.
   (2) Weighted average common shares outstanding.
   (3) Common dividend declared divided into applicable quarter's taxable income available to common shareholders.
   (4)The regular dividend for the third quarter of 1998 was declared on October 16, 1998, payable on November 18, 1998 to shareholders of record on October 31, 1998.

As of September 30, 1998, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 5.88%, compared to 6.58% as of September 30, 1997-- a decrease of 0.70%, and compared to 5.94% as of June 30, 1998 -- a decrease of 0.06%. The Company's cost of funds as of September 30, 1998, was 5.78%, compared to 5.79% as of September 30, 1997 -- a decrease of 0.01%, and compared to 5.81% as of June 30, 1998 - a decrease of 0.03%. As a result of these changes, the Company's net interest spread as of September 30, 1998 was 0.09%, compared to 0.79% as of September 30, 1997 and compared to 0.13% as of June 30, 1998. The decline in the net interest spread is largely attributable to the decline in the ARM portfolio yield as discussed above. The decrease in the Company's cost of funds as of quarter end is generally the result of actions taken by the Federal Reserve Bank to decrease short-term interest rates by 0.25%. These Federal Reserve Bank actions were taken close to quarter end and, therefore, had little impact on the Company's cost of funds during the quarter which, on average, were 0.06% higher during the third quarter than during the second quarter of 1998. The increase in the Company's average cost of funds during the quarter was generally the impact of extending the average next repricing date of the Company's borrowings and the impact of financing a larger proportion of loans as compared to securities. The Company extended the average number of days until the next repricing of its borrowings to 208 days as of September 30, 1998 from 120 days as of June 30, 1998 in connection with the Company's acquisition of hybrids which, in accordance with the Company's investment policy, require a matching of fixed rate financing during a portion of the fixed rate period of hybrids (to within approximately one year of the end of the hybrid's fixed rate period). During the period of time when the Company is accumulating loans for securitization, the Company incurs a higher cost of funds to finance ARM loans as compared to securities. Current market conditions aside, once the loans are securitized, the Company expects to realize a benefit in its cost of funds and an improvement in its return from securitized loans as compared to the return from the loans prior to their securitization.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

  COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                                             ARM Assets
                     Average    ----------------------------------------   Yield on                           Yield on
                     Interest     Wgt. Avg.     Weighted                   Interest                 Net     Net Interest
    As of the        Earning    Fully Indexed    Average      Yield         Earning    Cost of   Interest     Earning
   Quarter Ended      Assets       Coupon        Coupon      Adj. (2)        Assets     Funds     Spread      Assets
   -------------   ----------   -------------   --------     --------      --------    -------   --------   ------------
   Mar 31, 1996    $  2,025.8       7.56%         7.48%       0.99%           6.49%     5.60%      0.89%       1.32%
   Jun 30, 1996       2,248.2       7.83%         7.28%       0.85%           6.43%     5.59%      0.84%       1.32%
   Sep 30, 1996       2,506.0       7.80%         7.31%       0.80%           6.51%     5.71%      0.80%       1.32%
   Dec 31, 1996       2,624.4       7.61%         7.57%       0.93%           6.64%     5.72%      0.92%       1.34%
   Mar 31, 1997       2,950.6       7.93%         7.53%       0.89%           6.65%     5.67%      0.98%       1.54%
   Jun 30, 1997       3,464.1       7.75%         7.57%       0.90%           6.67%     5.77%      0.90%       1.39%
   Sep 30, 1997       4,143.7       7.63%         7.65%       1.07%           6.58%     5.79%      0.79%       1.22%
   Dec 31, 1997       4,548.9       7.64%         7.56%       1.18%           6.38%     5.91%      0.47%       0.96%
   Mar 31, 1998       4,859.7       7.47%         7.47%       1.23%           6.24%     5.74%      0.50%       0.92%
   Jun 30, 1998       4,918.3       7.51%         7.44%       1.50%           5.94%     5.81%      0.13%       0.56%
   Sep 30, 1998       4,963.7       6.97%         7.40%       1.52%           5.88%     5.78%      0.09%       0.46%

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

                 COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                   Impact of                 Amort. of
                      Premium/     Principal               Deferred Gain      Total
        As of the     Discount     Payments      Hedging    from Hedging      Yield
      Quarter Ended    Amort.     Receivable    Activity      Activity      Adjustment
      -------------   --------    ----------    --------   --------------   ----------
      Mar 31, 1996      0.77%        0.11%        0.31%         (0.20)%        0.99%
      Jun 30, 1996      0.67%        0.07%        0.27%         (0.16)%        0.85%
      Sep 30, 1996      0.57%        0.08%        0.25%         (0.10)%        0.80%
      Dec 31, 1996      0.69%        0.09%        0.23%         (0.08)%        0.93%
      Mar 31, 1997      0.63%        0.13%        0.19%         (0.07)%        0.89%
      Jun 30, 1997      0.66%        0.13%        0.16%         (0.05)%        0.90%
      Sep 30, 1997      0.85%        0.12%        0.15%         (0.05)%        1.07%
      Dec 31, 1997      0.94%        0.14%        0.14%         (0.04)%        1.18%
      Mar 31, 1998      0.98%        0.16%        0.13%         (0.04)%        1.23%
      Jun 30, 1998      1.24%        0.17%        0.13%         (0.04)%        1.50%
      Sep 30, 1998      1.25%        0.18%        0.13%         (0.04)%        1.52%

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended September 30, 1998 and 1997:

                      AVERAGE BALANCE AND RATE TABLE
                       (Dollar amounts in thousands)

                                           For the Quarter Ended       For the Quarter Ended
                                             September 30, 1998          September 30, 1997
                                           ----------------------      ----------------------
                                            Average     Effective       Average     Effective
                                            Balance       Rate          Balance       Rate
                                           -----------  ---------      -----------  ---------
      Interest Earning Assets:
         Adjustable-rate mortgage assets   $ 4,959,879     5.82%       $ 4,116,223     6.58%
         Cash and cash equivalents               3,815     2.89             27,524     5.66
                                           -----------  --------       -----------   -------
                                             4,963,694     5.82          4,143,747     6.57
                                           -----------  --------       -----------   -------
      Interest Bearing Liabilities:
         Borrowings                          4,570,463     5.82          3,788,879     5.79
                                           -----------  --------       -----------   -------
      Net Interest Earning Assets
         and Spread                       $    393,231     0.00%      $    354,868     0.78%
                                           ===========  ========       ===========   =======

      Yield on Net Interest Earning Assets (1)             0.47%                       1.28%
                                                        ========                     =======

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets declining to 5.82% during the third quarter of 1998 from 6.58% during the third quarter of 1997 and the Company's cost of funds increasing to 5.82% during the third quarter of 1998 from 5.79% during the third quarter of 1997, its net interest income decreased by $7,432,000. This decrease in net interest income is a combination of rate and volume variances. There was a combined unfavorable rate variance of $8,181,000, which was almost entirely the result of a lower yield on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during the third quarter of 1998 compared to the same period of 1997 contributed to higher net interest income in the amount of $749,000. The average balance of the Company's interest-earning assets was $4.964 billion during the third quarter of 1998 compared to $4.144 billion during the third quarter of 1997 -- an increase of 20%.

For the quarter ended September 30, 1998, the Company's ratio of operating expenses to average assets was 0.10% as compared to 0.21% for the same quarter of 1997 and as compared to 0.10% for the previous quarter ended June 30, 1998. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 1998, the Manager did not earn a performance fee because the Company's return on equity declined to 3.5%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                    Management Fee &                          Total
      For The       Other Expenses/     Performance Fee/   G & A Expense/
   Quarter Ended    Average Assets       Average Assets    Average Assets
   -------------    ----------------    ----------------   --------------
   Mar 31, 1996          0.09%                0.12%             0.21%
   Jun 30, 1996          0.10%                0.09%             0.19%
   Sep 30, 1996          0.10%                0.10%             0.20%
   Dec 31, 1996          0.13%                0.11%             0.24%
   Mar 31, 1997          0.14%                0.11%             0.25%
   Jun 30, 1997          0.13%                0.09%             0.22%
   Sep 30, 1997          0.12%                0.09%             0.21%
   Dec 31, 1997          0.12%                0.05%             0.17%
   Mar 31, 1998          0.10%                0.06%             0.16%
   Jun 30, 1998          0.10%                0.00%             0.10%
   Sep 30, 1998          0.10%                0.00%             0.10%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine months ended September 30, 1998, the Company's net income was $22,649,000, or $0.82 per share (Basic EPS), based on a weighted average of 21,488,000 shares outstanding. That compares to $30,551,000, or $1.49 per share (Basic EPS), based on a weighted average of 17,437,000 shares outstanding for the nine months ended September 30, 1997. Net interest income for the nine months totaled $24,996,000, compared to $36,733,000 for the same period in 1997. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first nine months of 1998, the Company recorded a gain on the sale of ARM securities of $3,780,000, compared to a gain of $360,000 during the same period of 1997. Additionally, during the first nine months of 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $1,402,000 for potential credit losses, compared to $623,000 during the same period of 1997. During the nine months ended September 30, 1998, the Company incurred operating expenses of $4,725,000, consisting of a base management fee of $3,115,000, a performance-based fee of $759,000 and other operating expenses of $851,000. During the same period of 1997, the Company incurred operating expenses of $5,919,000, consisting of a base management fee of $2,661,000, a performance-based fee of $2,569,000 and other operating expenses of $689,000. Total operating expenses decreased as a percentage of average assets to 0.12% for the nine months ended September 30, 1998, compared to 0.22% for the same period of 1997.

The Company's return on average common equity was 7.0% for the nine months ended September 30, 1998 compared to 13.2% for the nine months ended September 30, 1997. The primary reason for the lower return on average common equity is the Company's lower interest rate spread, as discussed below, partially offset by the higher level of gains recorded this period on the sale of ARM securities and lower operating expenses.

The primary reasons for the decline in the Company's net interest spread, which resulted in lower net interest income during the nine month period ended September 30, 1998 as compared to the same period of 1997, continue to be the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of increased ARM prepayment speeds. As discussed above, the average spread between the one-year U. S. Treasury yield and the average of one- and three-month LIBOR was 0.04% during 1996 and -0.07% during 1995 as compared to an index spread of -0.93% as of September 30, 1998 and an average spread of -0.38% for the nine months ended September 30, 1998. As mentioned above, for the five-year period from 1993 to 1997, the average spread was 0.15%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. The Company's ARM portfolio yield also was lower during the first nine months of 1998 compared to the first nine months of 1997 because of an increase in the prepayment rate of ARM assets. During the first nine months of 1998, the average prepayment rate was 32%, compared to 22% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the nine month periods ended September 30, 1998 and 1997:

                      AVERAGE BALANCE AND RATE TABLE
                       (Dollar amounts in thousands)

                                             For the Nine Month          For the Nine Month
                                                Period Ended                Period Ended
                                             September 30, 1998          September 30, 1997
                                           ----------------------      ----------------------
                                            Average     Effective       Average     Effective
                                            Balance       Rate          Balance       Rate
                                           -----------  ---------      -----------  ---------
      Interest Earning Assets:
         Adjustable-rate mortgage assets   $ 4,906,926     6.02%       $ 3,498,843     6.62%
         Cash and cash equivalents               6,981     3.93             20,643     5.61
                                           -----------  --------       -----------   -------
                                             4,913,907     6.01          3,519,486     6.62
                                           -----------  --------       -----------   -------
      Interest Bearing Liabilities:
         Borrowings                          4,526,102     5.79          3,204,859     5.74
                                           -----------  --------       -----------   -------
      Net Interest Earning Assets
         and Spread                       $    387,805     0.22%      $    314,627     0.88%
                                           ===========  ========       ===========   =======

      Yield on Net Interest Earning Assets (1)             0.68%                       1.39%
                                                        ========                     =======

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets declining to 6.02% for the first nine months of 1998 from 6.62% for the same period of 1997 and the Company's cost of funds increasing to 5.79% from 5.74% for the same respective time periods, its net interest income decreased by $11,737,000. This decrease in net interest income is a combination of rate and volume variances. There was a combined unfavorable rate variance of $17,475,000, which consisted of an unfavorable variance of $16,250,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $1,225,000 resulting from an increase in the Company's cost of funds. The increased average size of the Company's portfolio during 1998 compared to the same period of 1997 contributed to higher net interest income in the amount of $5,738,000. The average balance of the Company's interest-earning assets was $4.914 billion during the first nine months of 1998 compared to $3.519 billion during the same period of 1997 -- an increase of 40%.

During the first nine months of 1998, the Company realized a net gain from the sale of ARM securities in the amount of $3,780,000 as compared to $360,000 during the same period of 1997. As discussed above, these sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company sold $511.8 million of ARM assets during the first nine months of 1998, most which were either indexed to a Cost of Funds index, the one-year U. S. Treasury index or were prepaying faster than expected. While the Company has been selling selected assets, it has been able to reinvest the proceeds in ARM assets that are indexed to indices preferred by the Company and at prices that reflect current market assumptions regarding prepayments speeds and interest rates and thus far, as a whole, they have been performing better than the portfolio acquired before 1998. Additionally, the Company recorded an expense for credit losses in the amount of $1,402,000 during the nine months ended September 30, 1998, compared to $623,000 during the same period of 1997. The Company continued its provision level on the two ARM securities for which it provided $900,000 for credit losses during this nine month period and, in accordance with its credit reserve policy for loans, also recorded a provision of $442,000 on its ARM loan portfolio and $60,000 on its portfolio of loans securitized by the Company on which the Company retained the first loss credit exposure.

For the nine months ended September 30, 1998, the Company's ratio of operating expenses to average assets was 0.12% as compared to 0.22% for the same period of 1997. The primary reason for the decline in operating expenses is the variable nature of the performance based fee paid to the Manager, which is based on the performance of the Company relative to the average 10-year U.S. Treasury rate during the applicable period. During the second and third quarters of 1998, the Manager did not earn a performance fee because the Company's return on equity declined to 6.8% and 3.5%, respectively, and, as a result, for the nine month period of 1998, the Manager was paid $759,000, compared to $2,569,000 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarters ended September 30, 1998 and 1997 consisted of reverse repurchase agreements, which totaled $4.551 billion and $3.981 billion at the respective quarter ends. Another significant source of funds for the Company for the quarters ended September 30, 1998 and 1997 consisted of payments of principal and interest from its ARM assets portfolio in the amounts of $558.3 million and $294.9 million, respectively. In addition, during the quarter ended September 30, 1998, the Company received $180.0 million from the sale of ARM assets and $12.2 million in proceeds from ARM assets that were called during the quarter. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, monthly payments of principal and interest on its ARM assets portfolio and asset sales as needed. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at September 30, 1998 had a weighted average interest cost of 5.78%, which includes the cost of interest rate swaps, a weighted average original term to maturity of 4.3 months and a weighted average remaining term to maturity of 2.3 months. As of September 30, 1998, $1.104 billion of the Company's reverse repurchase agreements were variable-rate term reverse repurchase agreements with original maturities that range from three months to one year. The interest rates of these term reverse repurchase agreements are indexed to either the one or three-month LIBOR rate and reprice accordingly. In addition, as of September 30, 1998, $741.5 million of the Company's reverse repurchase agreements were collateralized by whole loans under one year financing agreements that are indexed to the one-month LIBOR rate and reprice either daily or once a month. These whole loan financing agreements are scheduled to mature on November 30, 1998 and December 23, 1998. The Company is in the process of negotiating new whole loan facilities to provide financing for its whole loans beyond the expiration date of these agreements.

The Company has borrowing arrangements with 23 different financial institutions and on September 30, 1998, had borrowed funds under reverse repurchase agreements with 18 of these firms. Because the Company borrows money based on the fair value of its ARM assets and because increases in short-term interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM assets declines for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. For the quarter ended September 30, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during such periods. However, the Company's liquid assets and unpledged collateral were declining as a result of adverse market conditions at the end of the third quarter and into the fourth quarter. In order to maintain adequate liquidity, the Company undertook some asset sales in the fourth quarter in order to reduce its leverage.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of September 30, 1998, the Company had $109 million of its securities registered for future sale under this Registration Statement.

On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to 1,000,000 shares at prices below book value. To date, the company has repurchased 500,016 shares at an average price of $9.28 per share. The Company has also purchased shares in the open market on behalf of the participants in its DRP when the stock price is trading below book value instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

Subsequent to September 30, 1998, the Company and other investors in mortgage assets became subject to significant changes that have affected the financing of mortgage assets. A number of the Company's competitors with a greater proportion of lesser quality mortgage assets have experienced significant deterioration of their asset values and ability to finance such assets, causing some of them to declare bankruptcy and others to sell assets at significant losses in order to avoid insolvency. Although the Company's business plan anticipates periodic disruptions in the mortgage market, the Company is still impacted by these conditions, although to a lesser degree. First, some lower quality assets owned by the Company cannot be financed at any price, and those that can be, are being financed at lower values with requirements of higher over collateralization than previously required. Secondly, in some cases with certain counterparties, high quality assets also require more over collateralization and have experienced price declines. Also, because of recent changes in market conditions it has become apparent that the originally anticipated securitization structure of the Company's loans will require more capital than is currently required by financing them as loans, although the cost of financing would be expected to decline upon securitization. Since the Company finds itself temporarily constrained by its available capital, the Company is making arrangements to continue the financing of most of its loans by issuing callable debt collateralized by loans and to complete this financing by the end of 1998. Any such callable debt transaction, if completed, would likely increase the Company's cost of financing loans until the debt obligation is called. In the event that such financing cannot be completed, the Company may be forced to sell some or all of these ARM loans at a loss.

One of the primary reasons the Company's liquidity is impacted by the issues discussed above has to do with FHLMC and FNMA payment receivables. It has been standard industry practice of the mortgage finance market to exclude the value of the payment receivable from the market value of a FHLMC or FNMA security, although the executed agreement governing the financing of mortgage securities allows for the inclusion of such payment receivables in the market value of a security up until the respective payment date. In the past the Company has accepted this practice and financed the FHLMC and FNMA receivables with its own capital. However, given the current market conditions, the Company is requesting its counterparties to include the value of the payment receivables in the value of its securities and, thereby deferring margin calls for principal paydowns until the applicable payment date. This alone would return the Company's liquidity position to an appropriate level. At present, some of the Company's counterparties are cooperating in this matter but the Company is not relying on being able to successfully prevail in this matter. As a result, the Company has and will continue to sell some assets in order to accelerate the speed at which the Company is de-leveraging, increasing the Company's liquidity. The Company expects to be able to sell sufficient assets to alleviate the impact of the current market conditions without materially impacting its future operations. As of November 13, 1998, thus far during the fourth quarter of 1998, the Company has sold approximately $363 million of ARM assets at a loss of $3.4 million. The Company does not expect to provide additional updates of the fourth quarter sales until it releases its 1998 earnings in January of 1999, unless there are material changes in the Company's situation. At this time the Company believes it has adequate capital and liquidity resources to mitigate the impact of the current market conditions and intends to continue to implement its current business plan in the future.

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

Lastly, because the Company only invests in ARM assets and approximately 8% to 10% of such mortgage assets are purchased with shareholders' equity, the Company's earnings over time will tend to increase following periods when short-term interest rates have risen and decrease following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM assets will, over time, reprice to a spread over the Company's cost of funds, while the portion of the Company's portfolio of ARM assets that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

YEAR 2000 ISSUES

The Year 2000 issues involve both hardware design flaws in which many computer systems, and machines that use computer chips, will not correctly recognize the date beginning in the Year 2000 and, additionally, software applications and compilers that do not use a four-digit reference to years which might not behave as intended once the Year 2000 is reached. Three general areas of concern are:
1) clocks built into computers and computer chips that will rollover to 1900 or 1980 instead of 2000, 2) purchased software that does not recognize the Year 2000 as a leap year or that does not use a four-digit reference to years, and 3) internally developed applications that do not store the year as a four-digit year. The Company invests in assets and enters into agreements that employ the use of dates and is, therefore, concerned about the ability of equipment and computer programs to interpret dates or recognize dates accurately.

In consideration of the Year 2000 issues, the Company's Manager has reviewed the ability of its own computers and computer programs to properly recognize and handle dates in the Year 2000. Through the normal upgrading of computer equipment, the Manager has already replaced all computers that were not Year 2000 compliant. The software used by the Company has been internally developed using products that are Year 2000 compliant. The Manager has also reviewed all the date fields embedded in its internally developed spreadsheets, databases and other programs and has determined that all such programs are using four-digit years in references to dates. Therefore, the Company believes that all of its equipment and internal systems are ready for the Year 2000. To date, the Company has not incurred any cost in order to be Year 2000 compliant since the Manager is responsible for the expense of all equipment.

The Company believes that most of its exposure to Year 2000 issues involves the readiness of third parties such as, but not limited to, loan servicers, security master servicers, security paying agents and trustees, its stock transfer agent, its securities custodian, the counterparties on its various financing agreements and hedging contracts and vendors. The Manager, at its expense, will conduct a survey of all such third parties to try to determine the readiness of such third parties to handle Year 2000 dates and to try to determine the potential impact of Year 2000 issues. The Company cannot be certain that such a survey will fully identify all Year 2000 issues or to fully access the potential problems or loss associated with Year 2000 issues or that any failure by these other third parties to resolve Year 2000 issues would not have an adverse effect on the Company's operations and financial condition. The Company and the Manager believe that they are spending the appropriate and necessary resources to try to identify Year 2000 issues and to resolve them or to mitigate the impact of them to the best of their ability as they are identified.

OTHER MATTERS

As of September 30, 1998, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.9% of its 1998 revenue for the first nine months of 1998 qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
         At September 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
          Not applicable

Item 3. Defaults Upon Senior Securities
          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K:

         (a)   Exhibits
                 None

         (b)   Reports on Form 8-K
                 None

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE ASSET CORPORATION



Dated:  November 13, 1998              By: /s/ Larry A. Goldstone
                                           -----------------------
                                           Larry A. Goldstone,
                                           President and Chief Operating Officer
                                           (authorized officer of registrant)




Dated:  November 13, 1998              By: /s/ Richard P. Story
                                           --------------------
                                           Richard P. Story,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting officer)