Form 10-K
period 1998-12-31
THORNBURG MORTGAGE ASSET CORP
filed 1999-03-26
CIK 892535

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  FISCAL  YEAR  ENDED:     DECEMBER  31,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO
                                   -------------  -------------

                     COMMISSION FILE NUMBER:       001-11914

                      THORNBURG MORTGAGE ASSET CORPORATION
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                                    85-0404134
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification Number)

           119 E. MARCY STREET
           SANTA FE, NEW MEXICO                                87501
  (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number, including area code (505) 989-1900

           Securities registered pursuant to Section 12(b) of the Act:

        Title  of  Each  Class             Name of Exchange on Which Registered
----------------------------------------  --------------------------------------
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
     Yes   X   No
         -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 9, 1999, the aggregate market value of the voting stock held by non-affiliates was $199,887,825, based on the closing price of the common stock on the New York Stock Exchange.

Number  of  shares  of  Common  Stock outstanding at March 9 , 1999:  21,489,663

DOCUMENTS  INCORPORATED  BY  REFERENCE:

     Portions  of  the  Registrant's  definitive Proxy Statement dated March 29,
1999, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 29, 1999, are incorporated by reference into Parts I and III.


================================================================================

                      THORNBURG MORTGAGE ASSET CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                               PART I

                                                                Page
                                                                ----
  ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . .     3

  ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . .    17

  ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    17

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    17

                              PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS. . . . . . . . . . .    18

  ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .    19

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .    20

  ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISKS . . . . . . . . . . . . . . . . .    39

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .    39

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .    39

                              PART III

  ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .    39

  ITEM 11.EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    39

  ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . .    39

  ITEM 13.CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS. . .    39

                              PART IV

  ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .    40

  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .  F-1

  SIGNATURES

  EXHIBIT INDEX

                                     PART I


ITEM  1.     BUSINESS

GENERAL

Thornburg Mortgage Asset Corporation and subsidiaries (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. In 1998, the Company began investing in hybrid ARM assets ("Hybrid ARMs") which are included in the Company's references to ARM securities and ARM loans. Hybrid ARMs have a fixed rate of interest for an initial period, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the Hybrid ARM and are funded with long-term debt obligations such that the debt obligations mature within one year of the first interest rate reset date of the Hybrid ARMs. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT". During 1998, in connection with the Company's issuance of $1.1 billion of callable AAA notes, the Company formed two REIT qualified subsidiaries. These subsidiaries are consolidated in the Company's financial statements and federal and state tax returns.

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

The Company purchases ARM assets from broker-dealers and financial institutions that regularly make markets in these assets. The Company also purchases ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company will not invest more than 30% of its ARM assets in Hybrid ARMs and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to no more than one year.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

(1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
(2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's Investors Service, Inc. (the "Rating Agencies"); or
(3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors; or
(4) the portion of ARM or hybrid loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency.

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

(1) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
(2) ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization (see description of "A" quality in "Portfolio of Mortgage Assets - ARM and Hybrid ARM Loans"); or
(3) a limited amount, currently $70 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

Since inception, the Company has generally invested less than 15%, currently approximately 4%, of its total assets in Other Investment assets, excluding loans held for securitization. Despite the generally higher yield, the Company does not expect to significantly increase its investment in Other Investment securities. This is primarily due to the difficulty of financing such assets at reasonable financing terms and values through all economic cycles. Since the Company has never had a large investment in Other Investment securities and believes it has always been very selective and cautious regarding these investments, this adjustment to the Company's investment strategy is not expected to have a material impact on the Company's operating results.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Acquisition  of  ARM  and  Hybrid  ARM  Loans

The Company acquires existing pools of ARM loans and intends to begin acquiring individual loans directly from loan originators for future securitization. Acquiring ARM loans for future securitization is expected to benefit the Company by providing: (i) greater control over the types of ARM loans originated; (ii) the ability to acquire ARM loans at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) potentially higher yielding investments in its portfolio.

The Company acquires residential ARM and Hybrid ARM whole loans utilizing two processes which the Company calls the Bulk Acquisition Method ("Bulk Method") and the Flow Acquisition Method ("Flow Method"). The Bulk Method, which the Company began utilizing in 1997, involves a number of the Company's established relationships with mortgage originators, or mortgage aggregators, who sell the Company pools of whole loans at market prices, with the servicing rights, generally, remaining with the originator or seller. In cases where the Company buys the servicing rights along with the loans, the Company contracts with a qualified loan servicer to perform the loan servicing function for a fee. In this Bulk Method, the loans are originated using the seller's loan products and programs, and the credit review of the borrower and the appraisal of the property and the quality control procedures are performed by the originators.

The Company only considers the purchase of loans when all of the borrowers have had their incomes verified, their credit checked, their assets verified and appraisals of the properties have been obtained. The Company then obtains an independent underwriter's review, performed by a third party for the benefit of the Company, which entails a review of the processes and closing method used by the originators in verifying the borrower credit as well as a review of the property valuation. In addition, the Company will, at the request of the third party credit review providers, utilize its own personnel to re-review some of the individual loans in order to insure the highest possible loan quality. The Company generally selects loans for underwriting review based upon specific criteria such as property location, loan size, effective loan-to-value ratios, borrowers' credit scoring and other criteria the Company believes to be important indicators of credit risk. Additionally, prior to the purchase of loans, the Company obtains representations and warranties from each seller stating that each loan meets the Company's underwriting standards and other requirements. The breach of such representations and warranties in regards to a loan can result in the seller having an obligation to repurchase the loan.

In the Flow Method, which the Company will begin utilizing in the first half of 1999, the Company acquires mortgage loans using the Company's specific loan programs and underwriting criteria. This means that the originator/seller originates the individual loans using the Company's established credit and program guidelines. All program participants, (originators/sellers), are screened by the Company as to their financial strength as well as to their own established in-house mortgage procedures. The credit of each borrower and the value of each property is underwritten by the originators and are subject to the quality control procedures of the originators. This is the same process used by originators/sellers in the Bulk Method except that all of the credit and appraisal guidelines have been developed and designed by the Company to meet the Company's own credit criteria and portfolio requirements. All of the loans are then subjected to further credit review by mortgage insurance companies that also use the Company's guidelines to insure product quality and compliance to the Company's guidelines. The three mortgage insurance companies chosen by the Company to perform this function use a two-step loan approval process. After the credit review and quality control review are performed by the originator/seller, but prior to the purchase of the loans by the Company, all of the loans are placed through an automated underwriting system created by the Federal National Mortgage Association ("Fannie Mae") called "Desktop Underwriter." This is the same system used by Fannie Mae in connection with all of their own loan purchases. Secondly, all loans that pass the Desktop Underwriter test are then screened by the mortgage insurance company personnel as to their compliance to the Company's guidelines. A select number of these loans are then subjected to an additional quality control procedure performed by a third party. Additionally, all of the loans acquired through the Flow Method are assigned a "Risk Evaluation Score" or "Mortgage Score" by each of the mortgage insurance companies. The risk score evaluates not only the borrower's credit but also the geographic location of the property, the economic viability of the area, the general market conditions and the loan product chosen by the borrower. The Company believes that obtaining risk scores will help in reducing the Company's securitization costs by insuring that the Company purchases the highest quality mortgage loans with the lowest risk possible. As in the Bulk Method, mortgage loans acquired through the Flow Method are acquired, generally, with the servicing rights remaining with the originator/seller. As with the Bulk Method, in cases where the Company buys the servicing rights along with the loans, the Company contracts with a qualified loan servicer to perform the loan servicing function for a fee. The Company obtains representations and warranties from each seller or program participant stating that each loan meets the Company's underwriting standards and other requirements. As in the Bulk Method, the breach of such representations and warranties in regards to a loan can result in the seller having an obligation to repurchase the loan.

In both methods the Company uses its in-house staff as well as third party due diligence providers to verify the credit quality of the borrowers as well as the soundness of the mortgage collateral securing the individual loans. As added security, the Company uses the services of a third party document custodian to insure the quality and accuracy of all individual mortgage loan documents which are then held in safekeeping with the third-party document custodian. As a result, all of the original individual loan documents that are signed by the borrower, other than the original credit verification documents, are examined and verified by the custodian.

Securitization  of  ARM  and  Hybrid  ARM  Loans

The Company acquires ARM and Hybrid ARM loans for its portfolio with the intention of securitizing them in such a way as to maximize the amount of high quality assets that can be created from an accumulation of the ARM and Hybrid ARM loans. In order to facilitate the securitization of its loans, the Company intends to create and retain a subordinate interest in the loans, to provide a limited amount of credit enhancement, and then to purchase an insurance policy from a third party financial guarantor that will "wrap" the remaining balance of the loans to a credit rating of AA or better. Upon securitization, the Company then plans to either own the high quality ARM certificates and the subordinate certificates in its portfolio and finance the high quality certificates in the repurchase agreement market, or to utilize such ARM assets to collateralize capital markets issued debt obligations with a credit rating of AA or better from a Rating Agency as an alternative financing source to the repurchase agreement market.

Financing  Strategies

The Company employs a leveraging strategy to increase its assets by borrowing against its ARM assets and then using the proceeds to acquire additional ARM assets. By leveraging its portfolio in this manner, the Company expects to maintain an equity-to-assets ratio between 8% to 10%, when measured on a historical cost basis. The Company believes that this level of capital is sufficient to allow the Company to continue to operate in interest rate environments in which the Company's borrowing rates might exceed its portfolio yield. These conditions could occur when the interest rate adjustments on the ARM assets lag the interest rate increases in the Company's variable rate borrowings or when the interest rate of the Company's variable rate borrowings are mismatched with the interest rate indices of the Company's ARM assets. The Company also believes that this capital level is adequate to protect the Company from having to sell assets during periods when the value of its ARM assets are declining. During the fourth quarter of 1998, the Company did sell some assets in order to increase its equity ratio from approximately 8% to over 9%, which under the market conditions at the time was a more appropriate level. If the ratio of the Company's equity-to-total assets, measured on a historical cost basis, falls below 8%, the Company will take action to increase its equity-to-assets ratio to 8% of total assets or greater, when measured on a historical cost basis, through normal portfolio amortization, raising equity capital, sale of assets or other steps as necessary.

The Company's ARM assets are financed primarily at short-term borrowing rates and can be financed utilizing reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit and other secured or unsecured financings which the Company may establish with approved institutional lenders. Prior to 1998, reverse repurchase agreements had been the primary source of financing utilized by the Company to finance its ARM assets. In 1998, the Company issued $1.1 billion of callable AAA rated notes in addition to utilizing reverse repurchase agreements to finance its assets. Generally, upon repayment of each reverse repurchase agreement, the ARM assets used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement. The Company has established lines of credit and collateralized financing agreements with twenty-four different financial institutions.

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

The Company, commencing in 1998, also utilizes capital market transactions by issuing debt collateralized by specific pools of ARM assets that are placed in a trust. The financing of ARM assets in this way eliminates the risk of margin calls on the financing of those ARM assets and limits the Company's exposure to credit risk on the ARM and Hybrid ARM loans collateralizing such debt. The Company receives a credit rating on the debt based on the quality of the ARM assets, amount of any credit enhancement obtained and subordination levels of the debt proscribed by the rating agency(ies), all of which affects the interest rate at which the debt can be issued. The principal and interest payments on the debt are paid by the trust out of the cash flows received on the collateral. By utilizing such a structure, the Company can issue either floating rate debt indexed to various indices that more closely matches the characteristics of the collateralized ARM assets, depending upon market constraints and conditions, or fixed rate debt that corresponds to the characteristics of collateralized Hybrid ARM loans.

The Company also enters into financing facilities for whole loans. The Company uses these credit lines to finance its acquisition of whole loans while it is accumulating loans for securitization or until more permanent financing is arranged in a capital markets collateralized debt transaction. In 1998, the Company utilized two whole loan financing facilities that provided the Company with uncommitted lines of credit based on the market value of its whole loans. Uncommitted lines of credit are generally less expensive than a committed line of credit, but during periods of market turmoil, uncommitted lines of credit can be terminated by the counterparty with little notice to the Company and at a time when the Company would have difficulty in replacing the line of credit. Therefore, beginning in 1999, the Company has decided to negotiate and pay a fee for committed facilities as well as continue to utilize uncommitted facilities. During January 1999, the Company entered into one committed facility in the amount of $150,000,000, which the Company can increase to $300,000,000 for an additional fee, and is negotiating a number of other committed and uncommitted facilities.

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

Hedging  Strategies

The Company makes use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on its net interest income. In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum rate. The borrowings incurred by the Company to finance its ARM assets portfolio are not subject to equivalent interest rate caps. Accordingly, the Company purchases interest rate cap agreements ("Cap Agreements") to prevent the Company's borrowing costs from exceeding the lifetime maximum interest rate on its ARM assets. These Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs if prevailing interest rates exceed the rate specified in the Cap Agreement. A Cap Agreement is a contractual agreement for which the Company pays a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements owned as of December 31, 1998, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately
10.10%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets.

In addition, ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings incurred by the Company do not have similar periodic caps. The Company generally does not hedge against the risk of its borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. The Company attempts to mitigate the effect of periodic caps in several ways. First, the yield on the Company's ARM assets can change by more that the 1% or 2% per periodic interest rate adjustment limitation depending upon how prepayment activity changes as interest rates change. Secondly, during 1998, the Company began to acquired variable rate CMOs and CBOs ("Floaters"), Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of December 31, 1998, approximately $622.9 million of the Company's ARM securities and $909.2 million of the Company's ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 36% of total ARM assets.

The Hybrid ARMs have an initial fixed rate period, generally 3 to 5 years. Since the Company's borrowings are generally short-term, the Company enters into interest rate swap agreements that hedge a portion of the fixed rate period, so that the unhedged fixed rate period is no more than one year. In accordance with the terms of these swap agreements, the Company pays a fixed rate of interest during the term of the agreements, and receives a payment that varies monthly with the one month LIBOR Index. Due to the longer term nature of these agreements and because the hedged Hybrid ARMs are amortizing based on homeowner scheduled payments and unscheduled prepayments, the Company generally enters into both a swap that amortizes at an agreed upon single prepayment rate and an additional swap that amortizes at a prepayment rate which the Company has the option to change monthly within a range of rates.

The Company also enters into interest rate swap agreements to manage the average interest rate reset period on its borrowings. In accordance with the terms of the swap agreements, the Company pays a fixed rate of interest during the term of the agreements and receives a payment that varies monthly with the one month LIBOR Index. These agreements have the effect of fixing the Company's borrowing costs on a similar amount of swaps owned by the Company and, as a result, the Company reduces the interest rate variability of its borrowings. The Company may also use interest rate swap agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between the Company's interest yielding assets and the financing of such assets.

The ARM assets held by the Company were generally purchased at prices greater than par. The Company is amortizing the premiums paid for these assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on the Company's ARM assets differs from expectations, the Company's net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of the Company's ARM assets, the Company's net income and, therefore, the amount available for dividends could be adversely affected. To mitigate the adverse effect of an increase in prepayments on the Company's ARM assets, the Company has purchased ARM assets at prices at or below par, however the Company's portfolio of ARM assets is currently held at a net premium. The Company may also purchase limited amounts of "principal only" mortgage derivative assets backed by either fixed-rate mortgages or ARM assets as a hedge against the adverse effect of increased prepayments. To date, the Company has not purchased any "principal only" mortgage derivative assets.

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

Hedging transactions currently utilized by the Company generally are designed to protect the Company's net interest income during periods of rising market interest rates. The Company does not intend to hedge for speculative purposes. Further, no hedging strategy can completely insulate the Company from risk, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge, particularly with respect to hedging against periodic cap risk. The Company carefully monitors and may have to limit its hedging strategies to ensure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT".

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

The Company has elected to qualify as a REIT for tax purposes. The Company has adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, the Company determines whether such asset will constitute a "Qualified REIT Asset" as defined by the Internal Revenue Code of 1986, as amended (the "Code"). Substantially all the assets that the Company has acquired and will acquire for investment are expected to be Qualified REIT Assets. This policy limits the investment strategies that the Company may employ.

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

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company closely monitors its compliance with this requirement and intends to maintain its exempt status. Up to the present, the Company has been able to maintain its exemption through the purchase of whole pool government agency and privately issued ARM securities and loans that qualify for the exemption. See "Portfolio of Mortgage Assets - Pass-Through
Certificates  -  Privately  Issued  ARM  Pass-Through  Certificates".

The Company does not purchase any assets from or enter into any servicing or administrative agreements (other than the Management Agreement) with any entities affiliated with the Manager. Any changes in this policy would be subject to approval by the Board of Directors, including a majority of the unaffiliated directors.


                          PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 1998, ARM assets comprised approximately 98% of the Company's total assets. The Company has invested in the following types of mortgage assets in accordance with the operating policies established by the Board of Directors and described in "Business - Operating Policies and Strategies - Operating Restrictions".

PASS-THROUGH  CERTIFICATES

The Company's investments in mortgage assets are concentrated in High Quality ARM pass-through certificates which account for approximately 90% of ARM assets held. These High Quality ARM pass-through certificates consist of Agency Certificates and privately issued ARM pass-through certificates that meet the High Quality credit criteria. These High Quality ARM pass-through certificates acquired by the Company represent interests in ARM loans which are secured primarily by first liens on single-family (one-to-four units) residential properties, although the Company may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. The Company also includes in this category of assets a portion of the ARM and Hybrid ARM loans that have been deposited in a trust and held as collateral for its AAA notes payable in the amount equivalent to the AAA portion of the debt issued by the trust. The ARM pass-through certificates, including the ARM and Hybrid ARM loans collateralizing AAA notes payable, acquired by the Company are generally subject to periodic interest rate adjustments, as well as periodic and lifetime interest rate caps which limit the amount an ARM security's interest rate can change during any given period.

The following is a discussion of each type of pass-through certificate held by the Company as of December 31, 1998:

FHLMC  ARM  Programs

FHLMC is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. During 1998, FHLMC issued $7.2 billion of FHLMC ARM certificates and as of December 31, 1998, there was $37.5 billion of all types of FHLMC ARM certificates outstanding, of which FHLMC held $9.8 billion in its own portfolio.

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

FNMA  ARM  Programs

FNMA is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. FNMA established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of assets through REMICs under the Code. During 1998, FNMA issued $14.0 billion of FNMA ARM certificates and as of December 31, 1998, there was $59.0 billion of all types of FNMA ARM certificates outstanding, of which FNMA held $11.9 billion in its own portfolio.

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

Privately issued ARM pass-through certificates credit enhanced by mortgage pool insurance provide the Company with an alternative source of ARM assets (other than Agency ARM assets) that meet the Qualifying Interests test for purposes maintaining the Company's exemption under the Investment Company Act of 1940. Since the inception of the Company in 1993, most of the providers of mortgage pool insurance have stopped providing such insurance. Therefore, the Company has increased its investment in Agency ARM securities and in whole loans as its primary sources of Qualifying Interests in real estate.

COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOS"), COLLATERALIZED BOND OBLIGATIONS ("CBOS") AND MULTICLASS PASS-THROUGH ASSETS

CMOs are debt obligations, ordinarily issued in series and most commonly backed by a pool of fixed rate mortgage loans or pass-through certificates, each of which consists of several serially maturing classes. The CBOs acquired by the Company, like CMOs, are debt obligations, but, in the case of CBOs, are secured by security interests in portfolios of high quality, low duration, mortgage-backed, asset-backed and other fixed and floating rate securities managed by third-parties. The Company only acquires CBO's that have portfolios that consist primarily of either real estate qualifying assets or high quality mortgage backed securities. Multiclass pass-through securities are equity interests in a trust composed of similar underlying mortgage assets. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs or multiclass pass-through securities are applied to principal and interest due on one or more classes of the CMOs of such series or to pay scheduled distributions of principal and interest on multiclass pass-throughs. In a CBO transaction, principal and interest payments are used to pay current period interest and any excess is reinvested into the portfolio. CBOs typically don't amortize monthly, rather they mature on a specific maturity date. Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs, CBOs or multiclass pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

Multiclass pass-through securities backed by ARM assets or ARM loans owned by the Company are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. The Company also owns variable rate classes of CMOs and CBOs that are backed by both fixed- and adjustable-rate mortgages.

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

The mezzanine classes of a multiclass pass-through security generally have a slightly greater risk of principal loss than the senior classes since they provide some credit enhancement to the senior classes. In most, but not all, instances, mezzanine classes participate on a pro-rata basis with senior classes in their right to receive cash flow and have expected lives similar to the senior classes. In other instances, mezzanine classes are subordinate in their right to receive cash flow and have average lives that are longer than the senior classes. However, in all cases, a mezzanine class has a similar or slightly lower credit rating than the senior class from the Rating Agencies. Generally, the mezzanine classes that the Company has acquired are rated High Quality.

Subordinated classes are junior in the right to receive payment from the underlying mortgages to other classes of a multiclass pass-through security. The subordination provides credit enhancement to the senior and mezzanine classes. Subordinated classes may be at risk for some payment failures on the mortgage loans securing or underlying such assets and generally represent a greater level of credit risk as they are responsible for bearing the risk of credit loss on all of the outstanding loans underlying a CMO, CBO or multi-class pass-through. As a result of being subject to more credit risk, subordinated classes generally have lower credit ratings relative to the senior and mezzanine classes.

The Subordinated classes which the Company has acquired were all rated at least Investment Grade at the time of purchase by one of the Rating Agencies, and in certain cases are High Quality, or were created as part of the Company's process of securitizing whole loans. The Subordinated classes acquired by the Company in the open market are limited in amount and bear yields which the Company believes are commensurate with the increased risks involved. In general, the Company acquires subordinated classes when they are seasoned and when the more senior classes of the multi-class security have been paid down to levels that mitigate the risk of non-payment on the subordinate classes.

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

The variable rate classes of CMOs and CBOs, or Floaters, owned by the Company generally float at a spread to the one-month LIBOR index and are backed by mortgages that are either fixed-rate or are adjustable-rate mortgages indexed to the one-year U. S. Treasury yield or a Cost of Funds index.

ARM  AND  HYBRID  ARM  LOANS

The ARM and Hybrid ARM loans the Company has acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets that provides the Company with additional credit protection in exchange for a simpler application and approval process. The Company acquires loans are underwritten to "A" quality standards. The Company considers loans to be "A" quality when they are underwritten in such a way as to assure that the mortgages are protected by adequate borrower income to make the required loan payment, adequate verifiable equity in the underlying property, and by the borrower's willingness and ability to repay the mortgage as demonstrated by a good credit history. As a result, the loans are generally fully documented loans to borrowers with good credit histories, adequate income to support the monthly mortgage payment, adequate assets to close the loan, with 80% or lower effective loan-to-value ratios based on independently appraised property values or are seasoned loans with over five years or more of good payment history.

When acquiring ARM and Hybrid ARM loans, either originated specifically for the Company or when the Company acquires pools of loans in bulk, the Company focuses its attention on key aspects of a borrower's profile and the characteristics of a mortgage loan product that the Company believes are most important in insuring excellent loan performance and minimal credit exposure. The Company's loan programs focus on larger down payments, excellent borrower credit history (as measured by a credit report and a credit score) and a conservative appraisal process. If an ARM or Hybrid ARM loan acquired has a loan to property value that is above 80%, then the borrower is required to pay for private mortgage insurance providing additional protection to the Company against credit risk. The loans acquired have original maturities of forty years or less. The ARM and Hybrid ARM loans are either fully amortizing or are interest only for up to ten years and fully amortizing thereafter. All ARM loans acquired bear an interest rate that is tied to an interest rate index and some have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The indices the ARM loans are tied to are generally a U.S. Treasury Bill index, LIBOR, Certificate of Deposit, a Cost of Funds index or Prime. The Hybrid ARM loans have an initial fixed rate period, generally 3 to 5 years, and then they convert to an ARM loan with the features of an ARM loan described above.

                                  RISK FACTORS

FORWARD-LOOKING  STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements:
(1) information included in this Annual Report on Form 10-K, including, without limitation, statements made regarding investments in ARM securities and ARM loans, and Hybrid ARM loans, hedging, leverage, interest rates and statements in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans, and (3) information contained in the Company's Annual Report or other written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, net income, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans.

     The following is a summary of the factors the Company believes important and that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. No assurance is or can be given that any important factor set forth below will be realized in a manner so as to allow the Company to achieve the desired or projected results. The words "believe," "except," "anticipate," "intend," "aim," "will," and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

-     A  Dramatic  Increase  in  Short-term  Interest  Rates

- The Effectiveness of Using Various Interest Rate Derivative Instruments for Hedging ARM Assets or Borrowing Costs

- The Ability to Acquire Attractively Priced and Underwritten ARM and Hybrid ARM Loans and Securities

-     Interest  Rate Repricing Mismatch Between Asset Yields and Borrowing Rates

- A Decline in the Market Value of ARM Securities, Which Would Result in Margin Calls

-     Unanticipated  Levels  of  Prepayment  Rates

- A Flattening or Inversion of the Yield Curve Between Short and Long-Term Interest Rates

-     The  Use  of  Substantial  Borrowed  Funds  to  Enhance  Returns

- Risk of Credit Loss Associated with Acquiring, Accumulating and Securitizing ARM Loans

- Interest Rate Risks Associated with any Future Unhedged Portion of the Fixed Term of Hybrid ARMs

-     The  Loss  of  Key  Personnel

-     Fundamental  Changes  in  Investment  Policies  and  Strategies

-     Fluctuations  or  Variability  of  Dividend  Distributions

-     Capital  Stock  Price  Volatility

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


                                    EMPLOYEES

As of December 31, 1998, the Company had no employees. Thornburg Mortgage Advisory Corporation (the "Manager") carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of a management agreement discussed below.

THE  MANAGEMENT  AGREEMENT

On June 17, 1994, the Company renewed its management agreement with Thornburg Mortgage Advisory Corporation (the "Management Agreement"), the Manager, for a term of five years, with an annual review required each year. On December 15, 1995, the Agreement was amended to provide that in the event a person or entity obtains more than 20% of the Company's common stock, if the Company is combined with another entity, or if the Company terminates the Agreement other than for cause, the Company is obligated to acquire substantially all of the assets of the Manager through an exchange of shares with a value based on a formula tied to the Manager's net profits. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate.

The Manager receives a per annum base management fee on a declining scale based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement), payable monthly in arrears. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 1% over the Ten Year U.S. Treasury Rate. For further information regarding the base management fee, incentive compensation and applicable definitions, see the Company's Proxy Statement dated March 29, 1999 under the caption "Certain Relationships and Related Transactions".

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


                        FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

The Company has elected to be treated as a REIT for federal income tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, electing entities that invest primarily in real estate investments and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles.

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

     2. THE 95% TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. The Company intends to limit substantially all of the assets that it acquires (other than stock in certain affiliate corporations as discussed below) to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts and other assets, that the Company otherwise might acquire.

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

The Clinton Administration has introduced a proposal in the fiscal 2000 federal budget that would limit the aggregate value of businesses undertaken by a REIT through taxable subsidiaries to 5% or less of the REIT's total assets. The Company may from time to time hold, through one or more taxable subsidiaries, assets that, if held directly by the Company, could otherwise generate income that would have an adverse effect on the Company's qualification as a REIT or on certain classes of the Company's shareholders. The Company does not reasonably expect that the value of any such taxable subsidiaries, in the aggregate, ever to exceed 5% of the Company's assets and therefore the Company does not anticipate that the proposal, if enacted, would have a material effect on the Company's operations.

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

     The Company's principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. The Company's two subsidiaries have their principal offices in Irvine, California.

ITEM  3.     LEGAL  PROCEEDINGS

     At December 31, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
             MATTERS

The Company's common stock is traded on the New York Stock Exchange under the trading symbol "TMA". As of January 31, 1999, the Company had 21,989,679 shares of common stock issued and 21,489,663 shares of common stock outstanding which were held by 1,161 holders of record and approximately 17,355 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

                                                                        Cash
                                                 Stock Prices         Dividends
                                        ----------------------------  Declared
1998                                      High        Low     Close   Per Share
----                                    ---------  ---------  ------  --------
Fourth Quarter ended December 31, 1998     9 1/2      5 5/8    7 5/8  $  0.23
Third Quarter ended September 30, 1998    13 5/8      7 3/16   9       -   (1)
Second Quarter ended June 30, 1998 . .    16 1/8     10 1/2   11 7/8  $  0.30
First Quarter ended March 31, 1998 . .    18 1/2     14 3/4   15 7/8  $ 0.375

1997
----

Fourth Quarter ended December 31, 1997    22 1/4     15 7/8   16 1/2  $  0.50
Third Quarter ended September 30, 1997    24 9/16    20       21      $  0.50
Second Quarter ended June 30, 1997 . .    22 1/8     17 3/4   21 1/2  $  0.49
First Quarter ended March 31, 1997 . .    22 7/8     18 3/4   19      $  0.48

1996
----

Fourth Quarter ended December 31, 1996    21 1/2     16 1/8   21 3/8  $  0.45
Third Quarter ended September 30, 1996    17 5/8     14 7/8   16 1/4  $  0.40
Second Quarter ended June 30, 1996 . .    17         14 1/8   16 1/4  $  0.40
First Quarter ended March 31, 1996 . .    16 5/8     14 1/8   14 3/8  $  0.40

----------------
(1) On August 17, 1998, the Company's Board of Directors announced that dividends on common stock, in the future, would be declared after each quarter-end rather than during the applicable quarter. The fourth quarter of 1998 dividend was declared in January 1999 and paid in February 1999.

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

DIVIDEND  REINVESTMENT  PLAN

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") that allows both common and preferred shareholders to have their dividends reinvested in additional shares of common stock and to purchase additional shares. The common stock to be acquired for distribution under the DRP may be purchased at the Company's discretion from the Company at a discount from the then prevailing market price or in the open market. Shareholders and non-shareholders also can make additional purchases of stock monthly, subject to a minimum of $100 ($500 for non-shareholders) and a maximum of $5,000 for each optional cash purchase. Continental Stock Transfer & Trust Company (the "Agent"), the Company's transfer agent, is the Trustee and administrator of the DRP. Additional information about the details of the DRP and a prospectus are available from the Agent or the Company. Shareholders who own stock that is registered in their own name and want to participate must deliver a completed enrollment form to the Agent. Forms are available from the Agent or the Company. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder's name and deliver a completed enrollment form to the Agent.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following selected financial data are derived from audited financial statements of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (Amounts in thousands, except per share data).

OPERATIONS STATEMENT HIGHLIGHTS
                                         1998      1997      1996      1995      1994
                                       --------  --------  --------  --------  --------
Net interest income . . . . . . . . .  $31,040   $49,064   $30,345   $13,496   $13,055
Net income. . . . . . . . . . . . . .  $22,695   $41,402   $25,737   $10,452   $11,946
Basic earnings per share. . . . . . .  $  0.75   $  1.95   $  1.73   $  0.88   $  1.02
Diluted earnings per share. . . . . .  $  0.75   $  1.94   $  1.73   $  0.88   $  1.02
Average common shares . . . . . . . .   21,488    18,048    14,874    11,927    11,759
Distributable income per common share  $  0.84   $  1.98   $  1.76   $  0.92   $  1.02
Dividends declared per common share .  $ 0.905   $  1.97   $  1.65   $  0.93   $  1.00
Noninterest expense to average assets     0.13%     0.21%     0.21%     0.13%     0.11%

BALANCE SHEET HIGHLIGHTS
                                                                            As of December 31
                                                     ---------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     -----------  -----------  -----------  -----------  -----------
Adjustable-rate mortgage assets . . . . . . . . . .  $4,268,417   $4,638,694   $2,727,875   $1,995,287   $1,727,469
Total assets. . . . . . . . . . . . . . . . . . . .  $4,344,633   $4,691,115   $2,755,358   $2,017,985   $1,751,832
Shareholders' equity  (1) . . . . . . . . . . . . .  $  395,484   $  380,658   $  238,005   $  182,312   $  180,035
Historical book value per share (2) . . . . . . . .  $    15.34   $    15.53   $    14.67   $    14.96   $    15.29
Market value adjusted book value per share (3). . .  $    11.45   $    14.42   $    13.70   $    13.16   $    10.19
Number of common shares outstanding . . . . . . . .      21,490       20,280       16,219       12,191       11,773
Yield on ARM assets . . . . . . . . . . . . . . . .        5.86%        6.38%        6.64%        6.73%        5.66%
Yield on net int.-earning assets (Portfolio Margin)        0.61%        0.96%        1.34%        1.11%        0.17%
Return on average common equity . . . . . . . . . .        4.80%       12.72%       11.68%        5.81%        6.94%

---------------------------------------------------
(1)     Shareholders'  equity  before  unrealized  market  value  adjustments.
(2)     Shareholders'  equity  before  unrealized  market  value  adjustments, excluding preferred stock, divided by common  shares  outstanding.
(3)     Shareholders'  equity,  excluding  preferred  stock,  divided  by  common  shares  outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW  OF  FOURTH  QUARTER  1998  EVENTS  IN  THE  MORTGAGE  MARKET

Like most other mortgage finance companies, the Company was affected by turmoil in the global and domestic financial markets during the fourth quarter of 1998. Due to turbulent market conditions, the Company saw its portfolio asset values decline, its margin requirements for financing certain of its ARM assets increase, especially with respect to its non-agency portfolio, and the market value of its hedging instruments decline, which required the Company to post additional collateral and caused the Company difficulty in financing its less than AA rated assets at acceptable valuations. Additionally, due to the high level of prepayments on its agency securities, which the Company must fund out of its excess liquidity prior to receipt of payments from FNMA and FHLMC, and the heightened sense of risk aversion on the part of the Company's lenders, the Company's level of available excess cash and liquid securities diminished from levels maintained in prior periods. All of these factors combined to reduce the level of liquidity available to the Company during the fourth quarter of 1998. The Company undertook several measures to increase its liquidity during these difficult market conditions. First, the Company requested that its lenders not make margin calls on its loans backed by agency securities until the applicable payments had been received by the Company. Several lenders agreed to this request. Second, the Company undertook the sale of certain assets in order to reduce its asset portfolio. Accordingly, during the fourth quarter, the Company sold $421.2 million of ARM assets and recorded a loss on sale of $4.1 million. Of this loss amount, $3.4 million is related to $155 million of ARM securities that are indexed to the one-year U.S. Treasury index and which, as a group, prepaid at an annualized rate of 49% during October and had a yield below the Company's cost of funds. The Company believes that by selecting these specific ARM securities for sale, it not only increased its liquidity, but it improved the future return on its ARM securities portfolio. Lastly, the Company financed the majority of its whole loans and commitments to purchase whole loans by issuing $1.1 billion of AAA rated notes, callable monthly, in a securitized financing transaction in the fourth quarter of 1998. This financing benefited the Company by providing the Company with a capital efficient method to finance its whole loan assets over year end and allows the Company to call the transaction and refinance the loans at a lower interest rate in early 1999 if market conditions improve. However, the cost of this financing was greater than current financing rates available to the Company for whole loans and therefore adversely affected earnings in the fourth quarter of 1998 and possibly will continue to do so during the first half of 1999. All of these measures were successful in maintaining the Company's liquidity throughout the fourth quarter of 1998 and the Company entered 1999 with a much improved liquidity level.

FINANCIAL  CONDITION

At December 31, 1998, the Company held total assets of $4.345 billion, $4.268 billion of which consisted of ARM assets. That compares to $4.691 billion in total assets and $4.639 billion of ARM assets at December 31, 1997. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At December 31, 1998, 95.9% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 90.0% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (5.8%) or investments in floating rate classes of CBOs (4.2%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at December 31, 1998 and December 31, 1997 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                  December 31, 1998        December 31, 1997
                             --------------------------  ---------- -----------
                                Carrying     Portfolio    Carrying   Portfolio
                                 Value          Mix        Value        Mix
                             --------------  ----------  ----------  ----------
HIGH QUALITY:
 FHLMC/FNMA . . . . . . . .  $   2,072,871        48.6%  $3,117,937       67.2%
 Privately Issued:
   AAA/Aaa Rating . . . . .   1,398,659 (1)       32.8      476,615       10.3
   AA/Aa Rating . . . . . .        597,493        14.0      782,206       16.8
                             --------------  ----------  ----------  ----------
     Total Privately Issued      1,996,152        46.8    1,258,821       27.1
                             --------------  ----------  ----------  ----------

     Total High Quality . .      4,069,023        95.4    4,376,758       94.3
                             --------------  ----------  ----------  ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating . . . . . . . .         40,591         1.0      115,055        2.5
   BBB/Baa Rating . . . . .         88,273         2.1       17,625        0.4
   BB/Ba Rating and Other .      44,120 (1)        0.9       10,269        0.2
 Whole loans. . . . . . . .         26,410         0.6      118,987        2.6
                             --------------  ----------  ----------  ----------
     Total Other Investment        199,394         4.6      261,936        5.7
                             --------------  ----------  ----------  ----------

     Total ARM Portfolio. .  $   4,268,417       100.0%  $4,638,694      100.0%
                             ==============  ==========  ==========  ==========

--------------
(1) AAA Rating category includes $1.020 billion of whole loans that have been credit enhanced by an insurance policy purchased from a third-party and credit support from an unrated subordinated certificate for $32.4 million included in BB/Ba Rating and Other category and that are held as collateral for callable AAA notes.

As of December 31, 1998, the Company had reduced the cost basis of its ARM securities by a total of $1,242,000 due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $11.8 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during 1998, the Company recorded a $762,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of December 31, 1998, the Company's ARM loan portfolio included eight loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $5.0 million. The average original effective loan-to-value ratio on these eight delinquent loans is approximately 62%. The Company estimates that the realizable value of each of the single family homes backing these loans to be more than the value of the individual loans and, therefore, the Company does not expect to realize a loss on any of these delinquent loans. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                   ARM ASSETS BY INDEX
                              (Dollar amounts in thousands)

                                              December 31, 1998       December 31, 1997
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR. . . . . . . . . . .  $  556,574       13.0%  $  115,198        2.5%
     Three-month LIBOR. . . . . . . . . .     181,143        4.2       31,215        0.7
     Six-month LIBOR. . . . . . . . . . .     939,824       22.0    1,489,802       32.1
     Six-month Certificate of Deposit . .     313,268        7.3      278,386        6.0
     Six-month Constant Maturity Treasury      49,023        1.2       66,669        1.4
     One-year Constant Maturity Treasury.   1,479,054       34.7    2,271,914       49.0
     Cost of Funds. . . . . . . . . . . .     268,486        6.3      385,510        8.3
                                           ----------  ----------  ----------  ----------
                                            3,787,372       88.7    4,638,694      100.0
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS . . . . . . . . . . . .     481,045       11.3            -          -
                                           ----------  ----------  ----------  ----------
                                           $4,268,417      100.0%  $4,638,694      100.0%
                                           ==========  ==========  ==========  ==========

The ARM portfolio had a current weighted average coupon of 7.28% at December 31, 1998. This consisted of an average coupon of 6.96% on the hybrid portion of the portfolio and an average coupon of 7.32% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 6.79%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1997, the ARM portfolio had a weighted average coupon of 7.56%. If the ARM portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.64%, based upon the composition of the portfolio and the applicable indices at that time. The Company did not own any hybrids as of December 31, 1997. The lower average coupon on the ARM portfolio as of the end of 1998 compared to 1997 is reflective of the overall lower interest rates in the U.S. economy during these respective periods.

At December 31, 1998, the current yield of the ARM assets portfolio was 5.86%, compared to 6.38% as of December 31, 1997, with an average term to the next repricing date of 253 days as of December 31, 1998, compared to 110 days as of December 31, 1997. The increase in the number of days until the next repricing of the ARMs is primarily due to the hybrid loans acquired by the Company during 1998, which, in general, do not reprice for three to five years from their origination date and have an average remaining fixed rate period of 4.3 years. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield as of December 31, 1998, compared to December 31, 1997, is primarily because of a combination of a lower average interest coupon on the ARM portfolio by 0.28%, as stated above, and the higher rate of ARM portfolio prepayments as of the end of 1998 compared to the end of 1997. During the fourth quarter of 1998 the rate of prepayments had slowed to 29%, but this was higher than the 24% experienced during the fourth quarter of 1997. The higher level of prepayments increased the amount of premium amortization expense and increased the impact of non-interest earning assets in the form of principal payment receivables. Higher premium amortization and a higher balance of principal payment receivables decreased the ARM portfolio yield by 0.24% as of the end of 1998 compared to the end of 1997.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of December 31, 1998. This information pertains to both the loans held for securitization and the loans held as collateral for the callable AAA notes payable.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                              Average      High       Low
                             ---------  -----------  ------
  Unpaid principal balance.  $277,276   $3,450,000   $ 278
  Coupon rate on loans. . .      7.50%        9.63%   5.00%
  Pass-through rate . . . .      7.15%        9.23%   4.73%
  Pass-through margin . . .      2.20%        5.18%   0.48%
  Lifetime cap. . . . . . .     13.04%       16.75%   9.75%
  Original Term (months). .       333          480     120
  Remaining Term (months) .       319          358      93

  Geographic Distribution (Top 5 States):     Property type:
    California . . . . . . .  21.87%            Single-family           65.23%
    Florida. . . . . . . . .  12.96             DeMinimus PUD           20.00
    Georgia. . . . . . . . .   7.06             Condominium              9.59
    New York . . . . . . . .   6.96             Other                    5.18
    Colorado . . . . . . . .   4.42

  Occupancy status:. . . . .                  Loan purpose:
    Owner occupied . . . . .  84.14%            Purchase                57.60%
    Second home. . . . . . .  11.38             Cash out refinance      23.78
    Investor . . . . . . . .   4.48             Rate & term refinance   18.62

  Documentation type:. . . .                  Periodic Cap:
    Full/Alternative . . . .  95.73%            None                    49.04%
    Other. . . . . . . . . .   4.27             2.00%                   49.33
                                                0.50%                    1.63
  Average effective original
  loan-to-value: . . . . . .  67.55%

During the year ended December 31, 1998, the Company purchased $1.502 billion of ARM securities, 93.7% of which were High Quality assets, and $1.092 billion of ARM loans generally originated to "A" quality underwriting standards or seasoned loans with over five years of good payment history and/or low loan-to-value ratios. Of the ARM assets acquired during 1998, approximately 33% were Hybrid ARMs, 32% were indexed to LIBOR, 13% were indexed to U.S. Treasury bill rates, 12% were indexed to a Cost of Funds Index, 9% were indexed to a Certificate of Deposit Index and the remaining 1% to other indices. During 1998, the Company began the acquisition of Hybrid ARM assets that have an interest rate that is fixed for an initial period of time, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the loan. The Company emphasized purchasing assets during 1998 at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company emphasized the acquisition of ARM and Hybrid ARM loans and high quality floating rate collateralized mortgage and bond obligations. In doing so, the average premium paid for ARM assets acquired in 1998 was 1.09% of par as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets.

The Company sold ARM assets in the amount of $932.3 million at a net loss of $278,000 during 1998. As discussed earlier, a large portion of these sales occurred in the fourth quarter during a period of time when liquidity was a problem for the mortgage finance industry. During this period, the Company sold $421.2 million of ARM securities at a net loss of $4.1 million. During the prior nine months, the Company had sold $511.1 million of ARM assets at a net gain of $3.8 million. These sales during the first nine months of 1998 reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio. The Company monitors the performance of its individual ARM assets and generally sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing portfolio. At times, the Company is able to identify opportunities that it believes will improve the total return of its portfolio by replacing selected assets. In managing the portfolio, the Company may realize either gains or losses in the process of replacing selected assets.

For the quarter ended December 31, 1998, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 29% compared to 24% during the same period of 1997. The annualized constant prepayment rate averaged approximately 31% during the full year of 1998 compared to 22% during 1997. When prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale declined by 2.10% from a negative adjustment of 0.52% of the portfolio as of December 31, 1997, to a negative adjustment of 2.62% as of December 31, 1998. This price decline was primarily because of a decline in the levels of liquidity in the mortgage market, the impact of market difficulties in financing mortgage assets, a widening of credit spreads relative to treasury yields due to uncertainties regarding future economic activity in the U.S. and global economies and because of increased future prepayment expectations which have the effect of shortening the average life of the Company's ARM assets and decreasing their fair value. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $21.7 million as of December 31, 1997, to $83.2 million as of December 31, 1998. As of December 31, 1998, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements in order to limit its exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At December 31, 1998, the Cap Agreements owned by the Company had a remaining notional balance of $4.026 billion with an average final maturity of 2.3 years, compared to a remaining notional balance of $4.156 billion with an average final maturity of 3.1 years at December 31, 1997.
Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.50% to 13.00% and average approximately 10.10%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At December 31, 1998, the fair value of the Cap Agreements was $1.5 million, $6.8 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio as of December 31, 1998:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

   Hedged     Weighted    Cap Agreement                    Weighted
 ARM Assets    Average      Notional                        Average
Balance (1)   Life Cap     Balance (2)    Strike Price   Remaining Term
------------  ---------  ---------------  -------------  --------------
$    439,159      9.12%  $       433,261          7.50%       1.3 Years
     533,267     10.13           534,804          8.00              3.3
     175,811     10.70           181,896          8.50              1.2
     276,916     11.22           274,910          9.00              1.0
     144,468     11.38           144,819          9.50              1.8
     318,654     11.78           315,879         10.00              3.4
     428,068     12.09           432,183         10.50              1.9
     363,355     12.48           361,297         11.00              2.9
     553,091     13.06           554,112         11.50              3.5
     344,475     14.20           538,616         12.00              2.1
      49,410     16.41           164,969         12.50              1.4
           -         -            89,283         13.00              1.1
------------  ---------  ---------------  -------------  --------------
$  3,626,674     11.70%  $     4,026,029         10.10%       2.3 Years
============  =========  ===============  =============  ==============

------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.
(2) As of December 31, 1998, the Company was $399.4 million over hedged, primarily because of the ARM asset sales that occurred during the fourth quarter of 1998. The Company has retained these Cap Agreements to hedge its future acquisitions which it expects to make during 1999. The retained Cap Agreements have a carrying value of $0.

As of December 31, 1998, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.473 billion. As of year-end, these Swaps had a weighted average remaining term of
16.5 months. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 26 days to 204 days. Fourteen of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARM loans and commitments to purchase Hybrid ARM loans. These fourteen Swaps that hedge the fixed rate portion of the Company's Hybrid ARM loans (to within one year of the first interest rate reset) had a notional balance of $523 million at year-end and an average maturity of 44.0 months. The other five swaps with a notional balance of $950 million were entered into for the purpose of lengthening the average next re-pricing date of the Company's borrowings to more closely match the re-pricing characteristics of the Company's ARM assets. These five swaps mature during the first quarter of 1999.

RESULTS  OF  OPERATIONS  -  1998  COMPARED  TO  1997

For the year ended December 31, 1998, the Company's net income was $22,695,000, or $0.75 per share (Basic EPS), based on a weighted average of 21,488,000 shares outstanding. That compares to $41,402,000, or $1.95 per share (Basic EPS), based on a weighted average of 18,048,000 shares outstanding for the year ended December 31, 1997. Net interest income for the year totaled $31,040,000, compared to $49,064,000 for the same period in 1997. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 1998, the Company recorded a net loss on the sale of ARM securities of $278,000 as compared to a gain of $1,189,000 during 1997. Additionally, during 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $2,032,000 for potential credit losses, compared to $886,000 during 1997. During 1998, the Company incurred operating expenses of $6,035,000, consisting of a base management fee of $4,142,000, a performance-based fee of $759,000 and other operating expenses of $1,134,000. During 1997, the Company incurred operating expenses of $7,965,000, consisting of a base management fee of $3,664,000, a performance-based fee of $3,363,000 and other operating expenses of $938,000. Total operating expenses decreased as a percentage of average assets to 0.13% for 1998, compared to 0.21% for 1997, primarily due to the elimination of the performance-based fee during the last three quarters of 1998.

The Company's return on average common equity was 4.80% for the year ended December 31, 1998 compared to 12.72% for the year ended December 31, 1997. The primary reasons for the lower return on average common equity are the Company's lower interest rate spread, discussed further below and the net loss recorded in 1998 on the sale of ARM securities, which were partially offset by lower operating expenses.

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

                                      COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                  ROE in
                                                                                                                 Excess of
                  Net                 Gain (Loss)                                            Net       10-Year    10-Year
               Interest    Provision    on ARM       G & A      Performance   Preferred    Income/    US Treas.   US Treas.
For The         Income/   For Losses/   Sales/   Expense (2)/       Fee/      Dividend/     Equity     Average     Average
Quarter Ended   Equity       Equity     Equity      Equity         Equity       Equity      (ROE)       Yield       Yield
-------------  ---------  ------------  -------  -------------  ------------  ----------  ----------  ----------  ----------
Mar 31, 1996.     13.37%            -     0.03%          1.04%         1.27%          -       11.08%       5.90%       5.18%
Jun 30, 1996.     13.14%            -        -           1.00%         0.92%          -       11.22%       6.72%       4.50%
Sep 30, 1996.     13.42%         0.34%    0.88%          1.03%         1.07%          -       11.86%       6.78%       5.08%
Dec 31, 1996.     14.99%         1.32%    1.38%          1.46%         1.23%          -       12.37%       6.35%       6.02%
Mar 31, 1997.     18.85%         0.32%    0.01%          1.65%         1.43%       2.07%      13.40%       6.55%       6.85%
Jun 30, 1997.     19.48%         0.34%    0.03%          1.81%         1.25%       2.67%      13.45%       6.71%       6.74%
Sep 30, 1997.     17.66%         0.30%    0.45%          1.64%         1.24%       2.23%      12.70%       6.26%       6.44%
Dec 31, 1997.     15.62%         0.33%    1.06%          1.59%         1.01%       2.12%      11.63%       5.92%       5.71%
Mar 31, 1998.     14.13%         0.48%    1.89%          1.62%         0.94%       2.06%      10.91%       5.60%       5.31%
Jun 30, 1998.      9.15%         0.53%    1.76%          1.58%         0.00%       1.96%       6.83%       5.60%       1.23%
Sep 30, 1998.      6.82%         0.66%    0.89%          1.54%         0.00%       1.97%       3.54%       5.24%      -1.70%
Dec 31, 1998.      7.27%         0.76%   -4.88%          1.57%         0.00%       2.01%      -1.95%       4.66%      -6.61%

-------------
(1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)     Excludes  performance  fees.

The decline in the Company's return on common equity from the fourth quarter of 1997 to the fourth quarter of 1998 is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities, an increase in the Company's provision for losses and the impact of a net loss on ARM sales as compared to a net gain on ARM sales. This decline in net return on common equity was partially offset by the elimination of the performance-based fee. The decline in the Company's return on common equity from the third quarter of 1998 to the fourth quarter of 1998 is primarily due to the impact of a net loss on ARM sales as compared to a net gain on ARM sales and an increase in the Company's provision for losses. This decline was partially offset by an increase in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities.

The following table presents the components of the Company's net interest income for the years ended December 31, 1998 and 1997:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                          1998       1997
                                        ---------  ---------
  Coupon interest income on ARM assets  $335,983   $271,170
  Amortization of net premium. . . . .   (46,101)   (21,343)
  Amortization of Cap Agreements . . .    (5,444)    (5,313)
  Amort. of deferred gain from hedging     1,889      1,992
  Cash and cash equivalents. . . . . .       705      1,215
                                        ---------  ---------
    Interest income. . . . . . . . . .   287,032    247,721
                                        ---------  ---------

  Reverse repurchase agreements. . . .   251,462    197,006
  Callable AAA notes payable . . . . .     2,811          -
  Other borrowings . . . . . . . . . .       632        969
  Interest rate swaps. . . . . . . . .     1,087        682
                                        ---------  ---------
    Interest expense . . . . . . . . .   255,992    198,657
                                        ---------  ---------

  Net interest income. . . . . . . . .  $ 31,040   $ 49,064
                                        =========  =========

As presented in the table above, the Company's net interest income decreased by $18.0 million in 1998 compared to 1997, primarily because the amortization of net premium increased by $24.8 million. In 1998 the amortization of net premium was 13.7% of coupon interest income on ARM assets as compared to 7.9% in 1997, reflecting, in part, the increased rate of ARM prepayments in 1998 as compared to 1997.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 1998 and 1997:

                               AVERAGE BALANCE AND RATE TABLE
                               (Dollar amounts in thousands)

                                              For the Year Ended       For the Year Ended
                                               December 31, 1998       December  31,  1997
                                            -----------------------  ----------------------
                                              Average    Effective    Average    Effective
                                              Balance       Rate      Balance       Rate
                                            -----------  ----------  ----------  ----------
  Interest Earning Assets:
    Adjustable-rate mortgage assets. . . .  $4,800,772        5.96%  $3,755,064       6.56%
    Cash and cash equivalents. . . . . . .      16,214        4.35       21,774       5.57
                                            -----------  ----------  ----------  ----------
                                             4,816,986        5.96    3,776,838       6.56
                                            -----------  ----------  ----------  ----------
  Interest Bearing Liabilities:
    Borrowings . . . . . . . . . . . . . .   4,430,167        5.78    3,446,913       5.76
                                            -----------  ----------  ----------  ----------
  Net Interest Earning Assets and Spread .  $  386,819        0.18%  $  329,925       0.80%
                                            ===========  ==========  ==========  ==========

  Yield on Net Interest Earning Assets (1)                    0.64%                   1.30%
                                                         ==========              ==========

(1)     Yield  on  Net  Interest  Earning  Assets  is  computed  by dividing annualized net interest  income  by  the  average  daily  balance  of  interest  earning  assets.

As a result of the yield on the Company's interest-earning assets declining to 5.96% during 1998 from 6.56% during 1997 and the Company's cost of funds increasing to 5.78% during 1998 from 5.76% during 1997, net interest income decreased by $18,024,000. This decrease in net interest income is a combination of rate and volume variances. There was a combined unfavorable rate variance of $23,332,000, which was almost entirely the result of a lower yield on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during 1998 compared to 1997 contributed to higher net interest income in the amount of $5,310,000. The average balance of the Company's interest-earning assets was $4.817 billion during 1998 compared to $3.777 billion during 1997 -- an increase of 28%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:


                COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                         (Dollar amounts in millions)

                Average                ARM Assets             Yield on                      Yield on
                           ----------------------------------
                Interest   Wgt. Avg.    Weighted              Interest              Net    Net Interest
  As of the     Earning  Fully Indexed   Average      Yield    Earning   Cost of  Interest   Earning
Quarter Ended    Assets     Coupon       Coupon      Adj. (2)  Assets    Funds     Spread    Assets
-------------  ----------  --------  --------------  --------  -------  --------  --------  ---------
Mar 31, 1996.  $  2,025.8     7.56%           7.48%     0.99%    6.49%     5.60%     0.89%      1.32%
Jun 30, 1996.     2,248.2     7.83%           7.28%     0.85%    6.43%     5.59%     0.84%      1.32%
Sep 30, 1996.     2,506.0     7.80%           7.31%     0.80%    6.51%     5.71%     0.80%      1.32%
Dec 31, 1996.     2,624.4     7.61%           7.57%     0.93%    6.64%     5.72%     0.92%      1.34%
Mar 31, 1997.     2,950.6     7.93%           7.53%     0.89%    6.65%     5.67%     0.98%      1.54%
Jun 30, 1997.     3,464.1     7.75%           7.57%     0.90%    6.67%     5.77%     0.90%      1.39%
Sep 30, 1997.     4,143.7     7.63%           7.65%     1.07%    6.58%     5.79%     0.79%      1.22%
Dec 31, 1997.     4,548.9     7.64%           7.56%     1.18%    6.38%     5.91%     0.47%      0.96%
Mar 31, 1998.     4,859.7     7.47%           7.47%     1.23%    6.24%     5.74%     0.50%      0.92%
Jun 30, 1998.     4,918.3     7.51%           7.44%     1.50%    5.94%     5.81%     0.13%      0.56%
Sep 30, 1998.     4,963.7     6.97%           7.40%     1.52%    5.88%     5.78%     0.09%      0.46%
Dec 31, 1998.     4,526.2     6.79%           7.28%     1.42%    5.86%     5.94%    -0.08%      0.61%

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

               COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS

                           Impact of                Amort. of
               Premium/    Principal              Deferred Gain      Total
As of the      Discount    Payments     Hedging    from Hedging      Yield
Quarter Ended   Amort.    Receivable   Activity      Activity     Adjustment
-------------  ---------  -----------  ---------  --------------  -----------
Mar 31, 1996.      0.77%        0.11%      0.31%         (0.20)%        0.99%
Jun 30, 1996.      0.67%        0.07%      0.27%         (0.16)%        0.85%
Sep 30, 1996.      0.57%        0.08%      0.25%         (0.10)%        0.80%
Dec 31, 1996.      0.69%        0.09%      0.23%         (0.08)%        0.93%
Mar 31, 1997.      0.63%        0.13%      0.19%         (0.07)%        0.89%
Jun 30, 1997.      0.66%        0.13%      0.16%         (0.05)%        0.90%
Sep 30, 1997.      0.85%        0.12%      0.15%         (0.05)%        1.07%
Dec 31, 1997.      0.94%        0.14%      0.14%         (0.04)%        1.18%
Mar 31, 1998.      0.98%        0.16%      0.13%         (0.04)%        1.23%
Jun 30, 1998.      1.24%        0.17%      0.13%         (0.04)%        1.50%
Sep 30, 1998.      1.25%        0.18%      0.13%         (0.04)%        1.52%
Dec 31, 1998.      1.18%        0.14%      0.14%         (0.04)%        1.42%

As of December 31, 1998, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 5.86%, compared to 6.38% as of December 31, 1997-- a decrease of 0.52%. The Company's cost of funds as of December 31, 1998, was 5.94%, compared to 5.91% as of December 31, 1997 -- an increase of 0.03%. As a result of these changes, the Company's net interest spread as of December 31, 1998 was -0.08%, compared to 0.47% as of December 31, 1997. The decline in the net interest spread is largely attributable to the decline in the ARM portfolio yield which is primarily the result of the lower average interest coupon and the higher level of premium amortization. The increase in the Company's cost of funds as of year end is generally the impact of the rate on the newly issued callable AAA notes payable. The notes were issued on December 18, 1998 at a time when finance rates are generally seasonably high, reflecting the mortgage finance market's reluctance to finance assets over year-end, and the notes were issued at a time when mortgage finance spreads were unusually wide due to the liquidity crises discussed earlier. Subsequent to year-end, the rate on the callable AAA notes, which floats with one-month LIBOR, decreased by 0.68%.

The Company's net interest spread declined from 0.47% as of December 31, 1997 to -0.08% as of December 31, 1998. The primary reasons for these declines continues to be the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of the increased rate of ARM prepayments as well as the impact of issuing the callable AAA notes close to year-end. From December 31, 1997 to December 31, 1998, the one-year U.S. Treasury yield declined by approximately 0.98%, from 5.51% to 4.53%, while LIBOR rates applicable to the Company's borrowings decreased by only 0.70%, from 5.77% to 5.07%, creating a negative index spread as of December 31, 1998 of -0.54% compared to a negative index spread as of December 31, 1997 of -0.26%. As of December 31, 1998, approximately 35% of the Company's ARM assets were indexed to the one-year U. S. Treasury bill yield, down from approximately 49% as of December 31, 1997, and, therefore, the yield on such assets declined with the index. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one- and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, -.06% on average during 1997, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The average spread during the three month period ended December 31, 1998 was -0.93%, which was substantially worse than the average spread during the previous quarter of -0.53% or in the second quarter of 1998 when the average spread was -0.27%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. As of the middle of March 1999, the one-year U.S. Treasury bill yield and LIBOR spread had improved back to approximately -.25%. The Company is also continuing to decrease its exposure to the one-year U. S. Treasury/LIBOR relationship by reducing the portion of the portfolio indexed to the one-year U.
S. Treasury rate and financed with LIBOR. The Company's ARM portfolio yield also was lower as of December 31, 1998 compared to December 31, 1997 because of an increase in the amortization of the net premium on ARM assets which reflects an increase in the average rate of prepayments on the ARM portfolio. During the fourth quarter of 1998, the average prepayment rate was 29%, compared to 24% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio. As of December 31, 1998, the yield adjustment related to premium amortization amounted to 1.18% compared to 0.94% as of December 31, 1997. As discussed above, the Company's net spread of -.08% also reflects the cost of the callable AAA notes which were issued on December 18, 1998 and had an interest rate of 6.32% as of year-end, which has subsequently declined to a rate of 5.64% in January and which will continue to float with one-month LIBOR.

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on an annualized rate of 0.15% on the outstanding principal balance of loans as of each month-end, subject to certain adjustments as discussed above. As of December 31, 1998, the Company's whole loans, including those held as collateral for the AAA notes payable, accounted for 24.5% of the Company's portfolio of ARM assets compared to 2.6% as of December 31, 1997. To date, the Company has not experienced any actual losses in its whole loan portfolio, but based on industry standards, losses are expected and are being provided for as the portfolio ages.

During 1998, the Company realized a net loss from the sale of ARM securities in the amount of $278,000 compared to a gain of $1,189,000 during 1997. The 1998 sales generally fall into two categories. During the first nine months of 1998, the Company realized a net gain on the sale of ARM assets in the amount $3,780,000 as part of the Company's ongoing portfolio management. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company sold $511.8 million of ARM assets during the first nine months of 1998, most which were either indexed to a Cost of Funds index, the one-year U. S. Treasury index or were prepaying faster than expected. During the first nine months of 1998 when the Company sold selected assets, it was able to reinvest the proceeds in ARM assets that were indexed to indices preferred by the Company and at prices that reflected current market assumptions regarding prepayments speeds and interest rates and thus far, as a whole, they have been performing better than the portfolio acquired before 1998. During the fourth quarter of 1998, the Company sold assets for the primary purpose of maintaining adequate levels of liquidity at a time when the mortgage finance market experienced a sudden liquidity crises and, thus, was able to avoid the forced liquidation of any of its assets by mortgage finance counterparties. However, the Company realized a net loss of $4,059,000 on these sales. Although the Company is never pleased when it has to sell assets at a loss, the Company was very pleased with the response of its mortgage finance counterparties to the high credit quality and highly liquid characteristics of the Company's ARM portfolio in that all of the Company's counterparties, upon review of the company's ARM portfolio and investment policies, continued to provide financing at reasonable collateral values and reasonable requirements for over collateralization.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 1998, the Company had distributed all of its cumulative taxable income to its shareholders. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                            Years Ending December 31,
                                            -------------------------
                                                 1998      1997
                                               --------  --------
Net income. . . . . . . . . . . . . . . . . .  $22,695   $41,402
 Additions:
 Provision for credit losses. . . . . . . . .    2,032       886
 Net compensation related items . . . . . . .      165      (195)
 Non-deductible capital losses. . . . . . . .      278         -
   Deductions:
        Dividend on Series A Preferred Shares   (5,009)   (6,251)
       Actual credit losses on ARM securities   (1,766)      (96)
                                               --------  --------
Taxable net income. . . . . . . . . . . . . .  $18,395   $35,746
                                               ========  ========

On August 17, 1998, the Company announced that its Board of Directors had approved a rescheduling of the Company's quarterly board meetings and the declaration, record and payment dates of its regular cash dividend on its common stock. Under the new schedule, the Board of Directors will meet after the close of each quarter end, so the Board can review actual quarterly financial results as they consider the declaration of common dividends. This action is also expected to provide a modest benefit to the financial results of the Company as the Company will be able to retain earnings over each quarter end and to leverage this additional capital for an extended period of time, generating additional income for shareholders when the additional assets are invested at a positive effective margin. This action does not effect the dividend dates in connection with the Company's Series A 9.68% Cumulative Convertible Preferred Shares.

For the year ended December 31, 1998, the Company's ratio of operating expenses to average assets was 0.13% compared to 0.21% for 1997. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows:
1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During 1998, as the Company's return on shareholders' equity declined, compared to 1997, the performance fee also declined, to an annualized 0.02% of average assets compared to 0.09% during 1997. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

               Management Fee &         Total
For The         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1996.              0.09%              0.12%            0.21%
Jun 30, 1996.              0.10%              0.09%            0.19%
Sep 30, 1996.              0.10%              0.10%            0.20%
Dec 31, 1996.              0.13%              0.11%            0.24%
Mar 31, 1997.              0.14%              0.11%            0.25%
Jun 30, 1997.              0.13%              0.09%            0.22%
Sep 30, 1997.              0.12%              0.09%            0.21%
Dec 31, 1997.              0.12%              0.05%            0.17%
Mar 31, 1998.              0.10%              0.06%            0.16%
Jun 30, 1998.              0.10%              0.00%            0.10%
Sep 30, 1998.              0.10%              0.00%            0.10%
Dec 31, 1998.              0.11%              0.00%            0.11%

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

The following table presents the components of the Company's net interest income for the years ended December 31, 1997 and 1996:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                          1997       1996
                                        ---------  ---------
  Coupon interest income on ARM assets  $271,170   $165,105
  Amortization of net premium. . . . .   (21,343)   (12,466)
  Amortization of Cap Agreements . . .    (5,313)    (5,313)
  Amort. of deferred gain from hedging     1,992      3,433
  Cash and cash equivalents. . . . . .     1,215        752
                                        ---------  ---------
    Interest income. . . . . . . . . .   247,721    151,511
                                        ---------  ---------

  Reverse repurchase agreements. . . .   197,006    118,752
  Other borrowings . . . . . . . . . .       969      1,332
  Interest rate swaps. . . . . . . . .       682      1,082
                                        ---------  ---------
    Interest expense . . . . . . . . .   198,657    121,166
                                        ---------  ---------
  Net interest income. . . . . . . . .  $ 49,064   $ 30,345
                                        =========  =========

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

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                            For the Year Ended       For the Year Ended
                                             December 31, 1997       December 31, 1996
                                          -----------------------  ----------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          -----------  ----------  ----------  ----------
Interest-Earning Assets:
 Adjustable-rate mortgage assets . . . .  $3,755,064        6.56%  $2,336,900       6.45%
 Cash and cash equivalents . . . . . . .      21,774        5.57       14,200       5.29
                                          -----------  ----------  ----------  ----------
                                           3,776,838        6.56    2,351,100       6.45
                                          -----------  ----------  ----------  ----------
Interest-Bearing Liabilities:
 Borrowings. . . . . . . . . . . . . . .   3,446,913        5.76    2,138,236       5.67

                                          -----------  ----------  ----------  ----------
Net Interest-Earning Assets and Spread .  $  329,925        0.80%  $  212,864       0.78%
                                          ===========  ==========  ==========  ==========

Yield on Net Interest-Earning Assets (1)                    1.30%                   1.29%
                                                       ==========              ==========

----------------------------------------
(1)     Yield  on  Net  Interest-Earning  Assets  is  computed by dividing annualized net interest  income  by  the  average  daily  balance  of  interest-earning  assets.

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

During 1997, the Company realized a net gain from the sale of ARM securities in the amount of $1,189,000, compared to a gain of $1,362,000 during 1996. Additionally, the Company recorded a provision for credit losses in the amount of $886,000 during the year ended December 31, 1997, although the Company only incurred actual credit losses of $96,000 during the year, compared to a provision for credit losses in the amount of $990,000 during 1996 with no actual credit losses. The Company provided for additional credit losses because its review of underlying ARM collateral indicates potential for some loss on two ARM securities, which, at December 31, 1997 were being carried at a market value of $13.1 million, or 0.3% of the Company's ARM portfolio. The Company also has a policy to regularly record a provision for possible credit losses on its portfolio of ARM loans.

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

MARKET  RISKS

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements regarding market risk that assume that certain adverse market conditions occur. Actual results may differ materially from these projected results due to changes in the Company's ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. The analytical methods utilized by the Company to assess and mitigate these market risks should not be considered projections of future events or operating performance.

As a financial institution that has only invested in U.S. dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, the Company is not subject to foreign currency exchange or commodity price risk, but rather the Company's market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings to interest rate volatility, variability of spread relationships and the difference in repricing intervals between the Company's assets and liabilities. Interest rate risk impacts the Company's interest income, interest expense and the market value on a large portion of the Company's assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix and prepayment activity.

The table below presents the Company's consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate sensitive assets and liabilities at specific points in time as of December 31, 1998, based on the earlier of term to repricing or the term to repayment of the of the asset or liability. The table does not include assets and liabilities that are not interest rate sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of the Company's assets and certain of the Company's liabilities, the maturity date is not determinable with certainty. In general, the Company's ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, the Company's callable AAA rated notes are paid down as the related ARM asset collateral pays down. The static gap report reflects the Company's investment policy that allows for only the acquisition of ARM assets that reprice within one year or Hybrids ARMs that are match funded to within one-year of their initial repricing.

The difference between assets and liabilities repricing or maturing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise and decline as interest rates decline. More liabilities repricing than assets (a negative gap) implies declining income as rates rise and increasing income as rates decline. The static gap analysis does not take into consideration constraints on the repricing of the interest rate of ARM assets in a given period resulting from periodic and lifetime cap features nor the behavior of various indexes applicable to the Company's assets and liabilities. Different interest rate indexes exhibit different degrees of volatility in the same interest rate environment due to other market factors such as, but not limited to, government fiscal policies, market concern regarding potential credit losses, changes in spread relationships among different indexes and global market disruptions.

The use of interest rate instruments such as Swaps and Cap Agreements are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Swaps are included in the static gap report for purposes of analyzing interest rate risk because they have the affect of adjusting the repricing characteristics of the Company's liabilities. The Cap Agreements are not considered in a static gap report because they do not effect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the applicable hedged asset.

                              INTEREST RATE SENSITIVITY GAP ANALYSIS
                                   (Dollar amounts in millions)

December  31,  1998
                                                       Over 3      Over 6
                                        3 Months     Months to   Months to     Over
                                         or less      6 Months     1 Year     1 Year      Total
                                      ------------  -----------  ---------  ---------  ----------
Interest-earning assets:
  ARM securities . . . . . . . . . .  $ 1,722,897   $  907,114   $620,671   $      -   $3,250,682
  ARM loans. . . . . . . . . . . . .      413,743      137,813     45,923          -      597,479
  Hybrid ARM loans . . . . . . . . .       20,422       22,552     44,834    393,038      480,846
  Cash and cash equivalents. . . . .       36,431            -          -          -       36,431
                                      ------------  -----------  ---------  ---------  ----------
    Total interest-earning assets. .    2,193,493    1,067,479    711,428    393,038    4,365,438
                                      ------------  -----------  ---------  ---------  ----------

Interest-bearing liabilities:
  Reverse repurchase agreements. . .    2,867,207            -          -          -    2,867,207
  Callable AAA notes . . . . . . . .    1,131,007            -          -          -    1,131,007
  Other borrowings . . . . . . . . .           83          602        712        632        2,029
  Swaps. . . . . . . . . . . . . . .   (1,249,843)     774,983     58,062    416,798            -
                                      ------------  -----------  ---------  ---------  ----------
    Total interest-bearing
      liabilities. . . . . . . . . .    2,748,454      775,585     58,774    417,430    4,000,243
                                      ------------  -----------  ---------  ---------  ----------

Interest rate sensitivity gap. . . .  $  (554,961)  $  291,894   $652,654   $(24,392)  $  365,195
                                      ============  ===========  =========  =========  ==========

Cumulative interest rate
sensitivity gap. . . . . . . . . . .  $  (554,961)  $ (263,067)  $389,587   $365,195
                                      ============  ===========  =========  =========

Cumulative interest rate sensitivity
gap as a percentage of total assets
before market value adjustments. . .      (12.53)%      (5.94)%      8.79%      8.25%
                                      ============  ===========  =========  =========

Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads and relationships among different indexes, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Accordingly, the Company makes extensive usage of an earnings simulation model to analyze its level of interest rate risk. This analytical technique used to measure and manage interest rate risk includes the impact of all on-balance-sheet and off-balance-sheet financial instruments.

There are a number of key assumptions made in using the Company's earnings simulation model. These key assumptions include changes in market conditions that effect interest rates, the pricing of ARM products, the availability of ARM products, the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds, management's investment, financing and hedging strategies and the issuance of new equity. The Company typically runs the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide the Company with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent the Company's estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in the Company's ARM assets in determining the earnings at risk.

At December 31, 1998, based on the earnings simulation model, the Company's potential earnings at risk to a gradual, parallel 100 basis point rise in market interest rates over the next twelve months was approximately 6.3% of projected 1998 net income. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, changes in other market conditions and management strategies to offset its potential exposure, among other factors. This measure of risk represents the Company's exposure to higher interest rates at a particular point in time. The Company's actual risk is always changing. The Company continuously monitors the Company's risk profile as it changes and alters its strategies as appropriate in its view of the likely course of interest rates and other developments in the Company's business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the year ended December 31, 1998 consisted of reverse repurchase agreements, which totaled $2.867 billion, and callable AAA notes, which had a balance of $1.127 billion. The Company's other significant sources of funds for the year ended December 31, 1998 consisted primarily of payments of principal and interest from its ARM assets in the amount of $2.1 billion and proceeds from the sale of ARM assets in the amounts of $932.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings incurred at December 31, 1998, had a weighted average interest rate of 5.84%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.0 months and the callable AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of December 31, 1998, $1.147 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to two years. The interest rates on these term reverse repurchase agreements are indexed to either the one-, three- or six-month LIBOR rate and reprice accordingly. The interest rate on the callable AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on December 31, 1998, had borrowed funds with 16 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. During the fourth quarter of 1998, as discussed earlier, the Company maintained an adequate level of liquidity by selling certain ARM securities. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

The Company, by issuing the callable AAA notes, has financed $1.1 billion of its ARM assets in a structure that is not subject to margin calls. In this structure, the financing of these assets is not based on their market value or subject to subsequent changes in mortgage credit markets as is the case of the reverse repurchase agreement arrangements. The Company has retained a call on both the notes and the collateral in the event the Company should choose to refinance these ARM assets in a different manner.

As of December 31, 1998, the Company had one whole loan financing facility with an uncommitted borrowing capacity of $250,000,000. The Company had no balance borrowed against this facility as of year-end. This facility matured on January 8, 1999 and has been subsequently re-negotiated for an additional one year period. Under the new agreement in effect as of January 8, 1999, the whole loan financing facility is a committed facility in an amount of up to $150,000,000, with an option to increase the amount to $300,000,000. The Company is also negotiating to enter into one other committed whole loan financing facility and three uncommitted whole loan financing facilities in order to facilitate its acquisitions of whole loans in a prudent manner.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of December 31, 1998, the Company had $109 million of its securities registered for future sale under this Registration Statement.

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

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation in the DRP during the first half of 1998, the Company issued 1,581,550 new shares of common stock and received $24.4 million of new equity capital. During the second half of 1998, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

EFFECTS  OF  INTEREST  RATE  CHANGES

Changes in interest rates impact the Company's earnings in various ways. While the Company only invests in ARM assets, rising short-term interest rates may temporarily negatively affect the Company's earnings and conversely falling short-term interest rates may temporarily increase the Company's earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, the Company's borrowings will react to changes in interest rates sooner than the Company's ARM assets because the weighted average next repricing date of the borrowings is usually a shorter time period. Second, interest rates on ARM loans are generally limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and the Company's borrowings do not have similar limitations. Third, the Company's ARM assets lag changes in the indices due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change. The periodic cap only affects the Company's earnings when interest rates move by more than 1% per six-month period or 2% per year.

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by home owners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally consider U.S. Treasury instruments to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can improve or decrease depending on the relationship between the various indices that the Company's ARM assets are indexed to compared to changes in the Company's cost of funds.

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

Conversely, the rate of prepayment on the Company's mortgage assets may decrease if interest rates rise, or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause the Company to amortize the premiums paid for its ARM assets over a longer time period, resulting in an increased yield on its mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

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

In consideration of the Year 2000 issues, the Manager has reviewed the ability of its own computers and computer programs to properly recognize and handle dates in the Year 2000. Through the normal upgrading of computer equipment, the Manager has already replaced all computers that were not Year 2000 compliant. The software used by the Company has been internally developed using products that are Year 2000 compliant. The Manager has also reviewed all the date fields embedded in its internally developed spreadsheets, databases and other programs and has determined that all such programs are using four-digit years in references to dates. Therefore, the Company believes that all of its equipment and internal systems are ready for the Year 2000. To date, the Manager has incurred all costs in order for the Company to be Year 2000 compliant.

The Company believes that most of its exposure to Year 2000 issues involves the readiness of third parties such as, but not limited to, loan servicers, security master servicers, security paying agents and trustees, its stock transfer agent, its securities custodian, the counterparties on its various financing agreements and hedging contracts and vendors. The Manager, at its expense, is conducting a survey, which is expected to be completed during the first half of 1999, of all such third parties to try to determine the readiness of such third parties to handle Year 2000 dates and to try to determine the potential impact of Year 2000 issues. The Company cannot be certain that such a survey will fully identify all Year 2000 issues or to fully access the potential problems or loss associated with Year 2000 issues or that any failure by these other third parties to resolve Year 2000 issues would not have an adverse effect on the Company's operations and financial condition. The Company and the Manager believe that they are spending the appropriate and necessary resources to try to identify Year 2000 issues and to resolve them or to mitigate the impact of them to the best of their ability as they are identified. The Company has not developed likely worst case scenarios nor contingency plans for such scenarios.

OTHER  MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.1% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.8% of its 1998 revenue qualifies for the 75% source of income test and 100% of its 1998 revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1998, the Company calculates that it is in compliance with this requirement.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" set forth on pages 34 through 36 in this Form 10-K

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The financial statements of the Company, the related notes and schedules to the financial statements, together with the Independent Auditor's Report thereon are set forth on pages F-3 through F-23 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 29, 1999 pursuant to General Instruction G(3).

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 29, 1999 pursuant to General Instruction G(3).

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 29, 1999 pursuant to General Instruction G(3).

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 29, 1999 pursuant to General Instruction G(3).

                                    PART  IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents  filed  as  part  of  this  report:

          1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

               Independent  Auditors'  Report;
               Consolidated Balance Sheets as of December 31, 1998 and 1997; Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996;
               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996;
               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 and
               Notes  to  Consolidated  Financial  Statements.

          2.   Schedules  to  Consolidated  Financial  Statements:

               All  consolidated  financial  statement schedules are included in
               Part  II,  Item  8  of  this  Annual  Report  on  Form-K.

          3.   Exhibits:

               See  "Exhibit  Index".

     (b)  Reports  on  Form  8-K:

               None

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITOR'S REPORT



                           For Inclusion in Form 10-K

                                   Filed with

                       Securities and Exchange Commission

                                December 31, 1998

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                PAGE
                                                ----
FINANCIAL STATEMENTS:

Independent Auditor's Report . . . . . . . . .  F-3

Consolidated Balance Sheets. . . . . . . . . .  F-4

Consolidated Statements of Operations. . . . .  F-5

Consolidated Statement of Shareholders' Equity  F-6

Consolidated Statements of Cash Flows. . . . .  F-7

Notes to Consolidated Financial Statements . .  F-8

FINANCIAL STATEMENT SCHEDULE:

Schedule IV - Mortgage Loans on Real Estate. .  F-22

                          INDEPENDENT AUDITOR'S REPORT










To  the  Board  of  Directors
Thornburg  Mortgage  Asset  Corporation
Santa  Fe,  New  Mexico

     We have audited the accompanying consolidated balance sheets of Thornburg Mortgage Asset Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage Asset Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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




                                              /s/  McGLADREY  &  PULLEN,  LLP

                                              McGLADREY  &  PULLEN,  LLP

New  York,  New  York
January  20  ,  1999

                         THORNBURG MORTGAGE ASSET CORPORATION
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)
                                                                    December 31
                                                              ------------------------
                                                                 1998         1997
                                                              -----------  -----------
ASSETS
  Adjustable-rate mortgage ("ARM") assets (Notes 2 and 3)
    ARM securities . . . . . . . . . . . . . . . . . . . . .  $3,094,657   $4,519,707
    Collateral for callable collateralized notes . . . . . .   1,147,350            -
    ARM loans held for securitization. . . . . . . . . . . .      26,410      118,987
                                                              -----------  -----------
                                                               4,268,417    4,638,694

  Cash and cash equivalents (Note 3) . . . . . . . . . . . .      36,431       13,780
  Accrued interest receivable. . . . . . . . . . . . . . . .      37,939       38,353
  Prepaid expenses and other . . . . . . . . . . . . . . . .       1,846          289
                                                              -----------  -----------
                                                              $4,344,633   $4,691,116
                                                              ===========  ===========


  LIABILITIES

  Reverse repurchase agreements (Note 3) . . . . . . . . . .  $2,867,207   $4,270,170
  Callable collateralized notes (Note 3) . . . . . . . . . .   1,127,181            -
  Other borrowings (Note 3). . . . . . . . . . . . . . . . .       2,029       10,018
  Accrued interest payable . . . . . . . . . . . . . . . . .      31,514       39,749
  Dividends payable (Note 5) . . . . . . . . . . . . . . . .       1,670       11,810
  Accrued expenses and other . . . . . . . . . . . . . . . .       3,209        1,215
                                                              -----------  -----------
                                                               4,032,810    4,332,962
                                                              -----------  -----------


  COMMITMENTS (Note 2)


  SHAREHOLDERS' EQUITY (Note 5)

  Preferred stock: par value $.01 per share;
     2,760 shares authorized; 9.68% Cumulative
     Convertible Series A, 2,760 and 2,760 issued
     and outstanding, respectively; aggregate preference in
     liquidation $69,000 . . . . . . . . . . . . . . . . . .      65,805       65,805
  Common stock: par value $.01 per share;
     47,240 shares authorized, 21,990 and 20,280 shares
     issued and 21,490 and 20,280 outstanding, respectively.         220          203
  Additional paid-in-capital . . . . . . . . . . . . . . . .     341,756      315,240
  Accumulated other comprehensive income (loss). . . . . . .     (82,148)     (19,445)
  Notes receivable from stock sales. . . . . . . . . . . . .      (4,632)      (2,698)
  Retained earnings (deficit). . . . . . . . . . . . . . . .      (4,512)        (951)
  Treasury stock: at cost, 500 and 0 shares respectively . .      (4,666)           -
                                                              -----------  -----------
                                                                 311,823      358,154
                                                              -----------  -----------

                                                              $4,344,633   $4,691,116
                                                              ===========  ===========

See  Notes  to  Consolidated  Financial  Statements.

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                     Year ended December 31
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
Interest income from ARM assets and cash . .  $ 287,032   $ 247,721   $ 151,511
Interest expense on borrowed funds . . . . .   (255,992)   (198,657)   (121,166)
                                              ----------  ----------  ----------
 Net interest income . . . . . . . . . . . .     31,040      49,064      30,345
                                              ----------  ----------  ----------

Gain (loss) on sale of ARM assets. . . . . .       (278)      1,189       1,362
Provision for credit losses. . . . . . . . .     (2,032)       (886)       (990)
Management fee (Note 7). . . . . . . . . . .     (4,142)     (3,664)     (1,872)
Performance fee (Note 7) . . . . . . . . . .       (759)     (3,363)     (2,462)
Other operating expenses . . . . . . . . . .     (1,134)       (938)       (646)
                                              ----------  ----------  ----------

 NET INCOME. . . . . . . . . . . . . . . . .  $  22,695   $  41,402   $  25,737
                                              ==========  ==========  ==========



Net income . . . . . . . . . . . . . . . . .  $  22,695   $  41,402   $  25,737
Dividend on preferred stock. . . . . . . . .     (6,679)     (6,251)          -
                                              ----------  ----------  ----------

Net income available to common shareholders.  $  16,016   $  35,151   $  25,737
                                              ==========  ==========  ==========

Basic earnings per share . . . . . . . . . .  $    0.75   $    1.95   $    1.73
                                              ==========  ==========  ==========

Diluted earnings per share . . . . . . . . .  $    0.75   $    1.94   $    1.73
                                              ==========  ==========  ==========

Average number of common shares outstanding.     21,488      18,048      14,874
                                              ==========  ==========  ==========

See  Notes  to  Consolidated  Financial  Statements.

                                     THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Three Years Ended December 31, 1998
                                     (Dollar amounts in thousands, except per share data)

                                                                                Notes
                                                                     Accum.    Receiv-
                                                           Addit-     Other     able
                                       Pref-               ional    Compre-     From     Retained                Compre-
                                       erred     Common   Paid-in    hensive    Stock    Earnings/    Treasury   hensive
                                       Stock     Stock    Capital    Income     Sales    (Deficit)     Stock     Income     Total
                                      -------  --------  --------  ---------  --------  ----------  ----------  ---------  ---------
Balance, December 31, 1995 . . . . .  $     -  $    122  $175,708  $(14,826)  $     -   $    (527)  $       -              $160,477
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       25,737               $ 25,737     25,737
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment, net
     of amortization . . . . . . . .        -         -         -     6,028         -           -           -      6,028      6,028
    Deferred gain on sale of
     hedges, net of amortization . .        -         -         -    (2,468)        -           -           -     (2,468)    (2,468)
                                                                                                                ---------
   Other comprehensive income. . . .                                                                            $ 29,297
                                                                                                                =========
Issuance of common
Issuance of common stk.   (Note 5) .        -        40    57,469         -         -           -           -                57,509
Dividends declared on common
 stock - $1.65 per share . . . . . .        -         -         -         -         -     (25,085)          -               (25,085)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------
Balance, December 31, 1996 . . . . .        -       162   233,177   (11,266)        -         125           -               222,198
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       41,402                          $ 41,402
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment, net
     of amortization . . . . . . . .        -         -         -    (6,697)        -           -           -     (6,697)    (6,697)
    Deferred gain on sale of
     hedges, net of amortization . .        -         -         -    (1,482)        -           -           -     (1,482)    (1,482)
                                                                                                                ---------
   Other comprehensive loss. . . . .                                                                            $(33,223)
                                                                                                                =========
Series A preferred stock issued,
 Net of issuance cost   (Note 5) . .   65,805         -         -         -         -           -           -                65,805
Issuance of common
Issuance of common stk.   (Note 5) .        -        41    82,063         -    (2,698)          -           -                79,406
Dividends declared on preferred
 stock - $2.265 per share. . . . . .        -         -         -         -         -      (6,251)          -                (6,251)
Dividends declared on common
 stock - $1.97per share. . . . . . .        -         -         -         -         -     (36,227)          -               (36,227)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------
Balance, December 31, 1997 . . . . .   65,805       203   315,240   (19,445)   (2,698)       (951)          -               358,154
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       22,695               $ 22,695     22,695
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment, net
     of amortization . . . . . . . .        -         -         -   (61,157)        -           -           -    (61,157)   (61,157)
    Deferred gain on sale of
     hedges, net of amortization . .        -         -         -    (1,546)        -           -           -     (1,546)    (1,546)
   Other comprehensive loss. . . . .                                                                            $(40,008)
                                                                                                                =========
Issuance of common stk.   (Note 5) .        -        17    26,259         -    (1,934)          -           -                24,342
Purchase of treasury stock (Note 5).        -         -         -         -         -           -      (4,666)               (4,666)
Interest from notes receivable from
     stock sales . . . . . . . . . .                                                          257                               257
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -         -         -         -         -      (6,679)          -                (6,679)
Dividends declared on common
 stock - $0.905 per share. . . . . .        -         -         -         -         -     (19,577)          -               (19,577)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------
Balance, December 31, 1998 . . . . .  $65,805  $    220  $341,756  $(82,148)  $(4,632)  $  (4,512)  $  (4,666)             $311,823
                                      =======  ========  ========  =========  ========  ==========  ==========             =========

See  Notes  to  Consolidated  Financial  Statements.

                                    THORNBURG MORTGAGE ASSET CORPORATION
                                              AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollar amounts in thousands)

                                                                             Year ended December 31
                                                                    ----------------------------------------
                                                                        1998          1997          1996
                                                                    ------------  ------------  ------------
Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    22,695   $    41,402   $    25,737
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization. . . . . . . . . . . . . . . . . . . . . . . . . .       49,657        24,665        14,346
   Net realized (gain) loss from investing activities. . . . . . .        2,310          (303)         (372)
   Decrease (increase) in accrued interest receivable. . . . . . .          414       (14,789)       (4,785)
   Decrease (increase) in prepaid expenses and other . . . . . . .       (1,557)          (62)           33
   Increase (decrease) in accrued interest payable . . . . . . . .       (8,235)       21,002         8,840
   Increase (decrease) in accrued expenses and other . . . . . . .        1,994           101           433
                                                                    ------------  ------------
     Net cash provided by operating activities . . . . . . . . . .       67,278        72,016        44,232
                                                                    ------------  ------------  ------------

Investing Activities:
 Available-for-sale securities:
   Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,501,961)   (2,929,746)   (1,583,678)
   Proceeds on sales . . . . . . . . . . . . . . . . . . . . . . .      929,999       190,196       277,594
   Proceeds from calls . . . . . . . . . . . . . . . . . . . . . .      138,926        67,202
   Principal payments. . . . . . . . . . . . . . . . . . . . . . .    1,635,298       756,379       441,722
 Held-to-maturity securities:
   Principal payments. . . . . . . . . . . . . . . . . . . . . . .       16,152        63,120       111,684
 Collateral for callable collateralized bonds:
   Principal payments. . . . . . . . . . . . . . . . . . . . . . .       13,416             -             -
 ARM Loans:
   Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,092,238)     (123,211)            -
   Principal payments. . . . . . . . . . . . . . . . . . . . . . .      115,081         4,092             -
   Proceeds on sales . . . . . . . . . . . . . . . . . . . . . . .        2,043             -             -
 Purchase of interest rate cap and floor agreements. . . . . . . .       (1,081)       (4,074)         (631)
                                                                    ------------  ------------  ------------
     Net cash provided by (used in) investing activities . . . . .      255,635    (1,976,042)     (753,309)
                                                                    ------------  ------------  ------------

Financing Activities:

Net borrowings from (repayments of) reverse repurchase agreements.   (1,402,963)    1,811,038       678,278
 Net borrowings from callable collateralized notes . . . . . . . .    1,127,181             -             -
 Repayments of other borrowings. . . . . . . . . . . . . . . . . .       (7,989)       (4,169)       (4,259)
 Proceeds from preferred stock issued. . . . . . . . . . . . . . .            -        65,805             -
 Proceeds from common stock issued . . . . . . . . . . . . . . . .       24,342        79,406        57,509
 Purchase of treasury stock. . . . . . . . . . . . . . . . . . . .       (4,666)            -             -
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .      (36,396)      (37,967)      (22,418)
 Interest from notes receivable from stock sales . . . . . . . . .          229             -             -
                                                                    ------------  ------------  ------------
   Net cash provided by (used in) financing activities . . . . . .     (300,262)    1,914,113       709,110
                                                                    ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents . . . . . . .       22,651        10,087            33

Cash and cash equivalents at beginning of period . . . . . . . . .       13,780         3,693         3,660
                                                                    ------------  ------------  ------------
Cash and cash equivalents at end of period . . . . . . . . . . . .  $    36,431   $    13,780   $     3,693
                                                                    ============  ============  ============

Supplemental disclosure of cash flow information and non-cash investing and financing activities are included in Notes 2 and 3.

See  Notes  to  Consolidated  Financial  Statements.

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation. The Company formed these entities in connection with the issuance of the callable collateralized notes discussed in Note 3. All material intercompany accounts and transactions are eliminated in consolidation.

ADJUSTABLE-RATE  MORTGAGE  ASSETS

     The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for callable AAA notes payable, which also consists of ARM securities and ARM loans.

In the second quarter of 1998, the Company decided to change its policy regarding its classification of ARM securities such that each ARM security is classified as available-for-sale. The Company changed its policy because the remaining amount of ARM securities classified as held-to-maturity had become a relatively small percentage of the portfolio, less than 8% of assets at March 31, 1998, and because it is apparent that as more mortgage REITs have been formed, that it is industry practice to carry all mortgage securities as available-for-sale. The Company had not classified any ARM securities purchased since 1994 as held-to-maturity and does not expect to do so in the future. Management has made the determination that all of its ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that might require the Company to sell assets in order to maintain an appropriate level of liquidity. Since all ARM securities are designated as available-for-sale, they are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of shareholders' equity.

Management has the intent and ability to hold the Company's ARM loans for the foreseeable future and until maturity or payoff. Therefore, they are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

The collateral for the callable AAA notes includes ARM securities and ARM loans which are accounted for in the same manner as the ARM securities and ARM loans that are not held as collateral.

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

The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM assets. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as unidentified losses in its ARM assets portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. The Company also makes a monthly provision for possible credit losses on its portfolio of ARM loans which is an increase to the reserve for possible loan losses. The provision for possible credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

Credit losses on pools of loans that are held as collateral for AAA notes payable are also covered by third party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company makes a monthly provision for possible credit losses on these loans the same as it does for loans that are not held as collateral for AAA notes payable, except, taking into consideration its maximum exposure.

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

Under policies in effect prior to the second quarter of 1998, Cap Agreements classified as a hedge against held-to-maturity assets were initially carried at their fair value as of the time the Cap Agreements and the related assets are designated as held-to-maturity with an adjustment to equity for any unrealized gains or losses at the time of the designation. Any adjustment to equity was thereafter amortized into interest income as a yield adjustment in a manner consistent with the amortization of any premium or discount. All Cap Agreements are now classified as a hedge against available-for-sale assets and are carried at their fair value with unrealized gains and losses reported as a separate component of equity, consistent with the reporting of such assets. The carrying value of the Cap Agreements are included in ARM securities on the balance sheet. The Company purchases Cap Agreements by incurring a one-time fee or premium. The amortization of the premium paid for the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

Realized gains and losses resulting from the termination of the Cap Agreements that were hedging assets classified as held-to-maturity were deferred as an adjustment to the carrying value of the related assets and are being amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of such agreements that are hedging assets classified as available-for-sale are initially reported in a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment.

INTEREST  RATE  SWAP  AGREEMENTS

The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. In general, swap agreements have been utilized by the Company in two ways. One way has been to use swap agreements as a cost effective way to lengthen the average repricing period of its variable rate and short term borrowings. Additionally, as the Company acquires hybrid assets, it also enters into swap agreements in order to manage the interest rate repricing mismatch (the difference between the remaining fixed-rate period of a hybrid and the maturity of the fixed-rate liability funding a hybrid) to approximately one year. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

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

Following is information about the computation of the earnings per share data for the years ended December 31, 1998, 1997 and 1996 (Amounts in thousands except per share data):

                                                     Earnings
                                  Income    Shares  Per Share
                                ----------  ------  ----------
                 1998
Net income . . . . . . . . . .  $  22,695

Less preferred stock dividends     (6,679)
                                ----------

Basic EPS, income available to
 common shareholders . . . . .     16,016   21,488  $     0.75
                                                    ==========

Effect of dilutive securities:

 Stock options . . . . . . . .          -        -
                                ----------  ------
Diluted EPS. . . . . . . . . .  $  16,016   21,488  $     0.75
                                ==========  ======  ==========

                 1997
Net income . . . . . . . . . .  $  41,402

Less preferred stock dividends     (6,251)
                                ----------

Basic EPS, income available to
 common shareholders . . . . .     35,151   18,048  $     1.95
                                                    ==========

Effect of dilutive securities:

 Stock options . . . . . . . .          -      110
                                ----------  ------
Diluted EPS. . . . . . . . . .  $  35,151   18,158  $     1.94
                                ==========  ======  ==========

                 1996
Net income . . . . . . . . . .  $  25,737

Less preferred stock dividends          -
                                ----------

Basic EPS, income available to
 common stockholders . . . . .     25,737   14,874  $     1.73
                                                    ==========

Effect of dilutive securities:

 Stock options . . . . . . . .          -       37
                                ----------  ------
Diluted EPS. . . . . . . . . .  $  25,737   14,911  $     1.73
                                ==========  ======  ==========

The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 59,784 in 1998, 240,320 in 1997 and 169,099 shares of common stock in 1996 at average prices of $14.82, $20.89 and $15.44 per share during the years ended December 31, 1998, 1997 and 1996, respectively. The conversion of preferred stock was not included in the computation of diluted EPS for any year because such conversion would increase the diluted EPS.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established a framework of accounting rules that standardize accounting and reporting for all derivative instruments and is effective for financial statements issued for fiscal years beginning after June 15, 1999. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. Currently the only derivative instruments that are not on the Company's balance sheet at fair value are interest rate swap agreements. The fair value of interest rate swap agreements is disclosed in Note 4, Fair Value of Financial Instruments. The Company believes that its use of interest rate swap agreements qualify as cash-flow hedges as defined in the statement. Therefore, the effective portion of the hedge's change in the fair value of these derivatives instruments will be recorded in other comprehensive income and the ineffective portion will be included in earnings when the Company adopts the statement in the first quarter of its fiscal 2000 year.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, which is effective for the first fiscal quarter beginning after December 15, 1998, provides guidance to mortgage banking entities who securitize mortgage loans such that their accounting for securitized loans will be the same as their accounting for marketable securities. The Company has already been accounting for its securitized loans in a manner consistent with the new statement and therefore expects no changes to its financial position or results of operations as a result of adopting SFAS No. 134.

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP  AND FLOOR
          AGREEMENTS

The following tables present the Company's ARM assets as of December 31, 1998 and December 31, 1997. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM securities classified as held-to-maturity in 1997 and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

December  31,  1998:

                                         ARM Securities
                               -----------------------------------
                                Available-   Held-to-               Collateral for
                                for-Sale    Maturity      Total      Notes Payable   ARM Loans
                               -----------  ---------  -----------  ---------------  ---------
Principal balance outstanding  $3,070,107   $       -  $3,070,107   $    1,131,007   $26,161
Net unamortized premium . . .      86,956           -      86,956           17,112       324
Deferred gain from hedging. .        (613)          -        (613)               -         -
Allowance for losses. . . . .      (1,242)          -      (1,242)            (729)      (75)
Cap Agreements. . . . . . . .       8,302           -       8,302              440         -
Principal payment receivable.      14,330           -      14,330                          -
                               -----------  ---------  -----------  ---------------  --------
  Amortized cost, net . . . .   3,177,840           -   3,177,840        1,147,830    26,410
                               -----------  ---------  -----------  ---------------  --------
Gross unrealized gains. . . .       1,070           -       1,070               38        53
Gross unrealized losses . . .     (84,253)          -     (84,253)          (7,606)      (87)
                               -----------  ---------  -----------  ---------------  --------
  Fair value. . . . . . . . .  $3,094,657   $       -  $3,094,657   $    1,140,262   $26,376
                               ===========  =========  ===========  ===============  ========

  Carrying value. . . . . . .  $3,094,657   $       -  $3,094,657   $    1,147,350   $26,410
                               ===========  =========  ===========  ===============  ========

December  31,  1997:

                                          ARM Securities
                               ------------------------------------
                                Available-   Held-to-                Collateral for
                                for-Sale     Maturity      Total     Notes Payable   ARM Loans
                               -----------  ----------  -----------  --------------  ---------
Principal balance outstanding  $3,984,770   $ 386,290   $4,371,060   $            -  $115,996
Net unamortized premium . . .     119,133       5,025      124,158                -     3,033
Deferred gain from hedging. .           -      (1,217)      (1,217)               -         -
Allowance for losses. . . . .      (1,739)          -       (1,739)               -       (42)
Cap Agreements. . . . . . . .      11,144       2,160       13,304                -         -
Principal payment receivable.      32,337       3,545       35,882                -         -
                               -----------  ----------  -----------  --------------  ---------
  Amortized cost, net . . . .   4,145,645     395,803    4,541,448                -   118,987
                               -----------  ----------  -----------  --------------  ---------
Gross unrealized gains. . . .      11,075       5,609       16,684                -         -
Gross unrealized losses . . .     (32,816)     (2,859)     (35,675)               -         -
                               -----------  ----------  -----------  --------------  ---------
  Fair value. . . . . . . . .  $4,123,904   $ 398,553   $4,522,457   $            -  $118,987
                               ===========  ==========  ===========  ==============  =========

  Carrying value. . . . . . .  $4,123,904   $ 395,803   $4,519,707   $            -  $118,987
                               ===========  ==========  ===========  ==============  =========

During 1998, the Company realized $4,634,000 in gains and $4,912,000 in losses on the sale of $932.3 million of ARM securities and ARM loans. During 1997, the Company realized $2,179,000 in gains and $990,000 in losses on the sale of $189.0 million of ARM securities, and during 1996, the Company realized $1,427,000 in gains and $65,000 in losses on the sale of $276.4 million of ARM securities. All of the ARM securities sold were classified as available-for-sale. During 1998, approximately $379 million securities previously classified as held-to-maturity were reclassified as available-for-sale.

As of December 31, 1998, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,242,000. At December 31, 1998, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $11.8 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during 1998, the Company, in accordance with its credit policies, recorded a $762,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

The  following  tables summarize ARM loan delinquency information as of December
31,  1998  and  1997  (dollar  amounts  in  thousands):

     1998
     ----

                    Loan     Loan    Percent of    Percent of
Delinquency Status  Count  Balance    ARM Loans   Total Assets
------------------  -----  --------  -----------  -------------
  30 to 59 days. .      4  $  1,138        0.11%          0.03%
  60 to 89 days. .      2       423        0.04           0.01
  90 days or more.      1     3,450        0.32           0.08
  In foreclosure .      5     1,097        0.10           0.02
                    -----  --------  -----------  -------------
                       12  $  6,108        0.57%          0.14%
                    =====  ========  ===========  =============

     1997
     ----

                    Loan     Loan    Percent of    Percent of
Delinquency Status  Count  Balance    ARM Loans   Total Assets
------------------  -----  --------  -----------  -------------
  30 to 59 days. .      -  $      -           -              -
  60 to 89 days. .      1       215        0.19%          0.00%
  90 days or more.      1       167        0.14           0.00
  In foreclosure .      -         -           -              -
                    -----  --------  -----------  -------------
                        2  $    382        0.33%          0.01%
                    =====  ========  ===========  =============

The following table summarizes the activity for the allowance for losses on ARM loans for the year ended
December  31,  1998  and  1997  (dollar  amounts  in  thousands):

                      1998   1997
                      -----  -----
Beginning balance. .  $  42  $   0
Provision for losses    762     42
Charge-offs, net . .      0      0
                      -----  -----
Ending balance . . .  $ 804  $  42
                      =====  =====

As of December 31, 1998, the Company had commitments to purchase $102.1 million of ARM loans.

The average effective yield on the ARM assets owned was 5.86% as of December 31, 1998 and 6.38% as of December 31, 1997. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

As of December 31, 1998 and December 31, 1997, the Company had purchased Cap Agreements with a remaining notional amount of $4.026 billion and $4.156 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.50% to 13.00% and average approximately 10.10%. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.70%. The Cap Agreements had an average maturity of 2.3 years as of December 31, 1998. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.485 billion over the period of the agreements, which expire between 1999 and 2004. The Company purchased these Cap Agreements by incurring a one-time fee, or premium. The premium is amortized, or expensed, over the lives of the Cap Agreements and decreases interest income on the Company's ARM assets during the period of amortization. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, CALLABLE COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

As of December 31, 1998, the Company had outstanding $2.867 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.62% and a weighted average remaining maturity of 2.0 months. As of December 31, 1998, $1.147 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one-, three- or six-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at December 31, 1997 were collateralized by ARM assets with a carrying value of $3.005 billion, including accrued interest and cash in the amount of $22.4 million.

At December 31, 1998, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days . .  $1,440,407
31 to 89 days. . .     748,095
90 days or greater     678,705
                    ----------
                    $2,867,207
                    ==========

As of December 31, 1998, the Company had one whole loan financing facility with an uncommitted borrowing capacity of $250,000,000. The Company had no balance borrowed against this facility as of year-end. This facility matured on January 8, 1999 and has been subsequently re-negotiated for an additional one year period. Under the new agreement in effect as of January 8, 1999, the whole loan financing facility is a committed facility in an amount of up to $150,000,000, with an option to increase this amount to $300,000,000.

On December 18, 1998, the Company, through a special purpose finance subsidiary, issued $1.144 billion of callable AAA notes payable ("Notes") collateralized by ARM loans with a principal balance of $1.049 billion and ARM securities with a balance of $128.3 million. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of December 31, 1998, the Notes had a balance of $1.127 billion and an interest rate of 6.32%. The interest rate adjusts monthly at one-month LIBOR plus 0.70% through November 1999 and at one-month LIBOR plus 1.40% thereafter. The Notes mature on January 25, 2029 and are callable by the Company or Bear Stearns, one of the underwriters, monthly, although Bear Stearns has indicated it does not intend to exercise its ability to call the collateral prior to May 1999. The Company may call either the collateral or the Notes, at its option. In connection with the issuance of the Notes, the Company incurred costs of $3.9 million which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

As of December 31, 1998, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.473 billion. As of year-end, these Swaps had a weighted average remaining term of
16.5 months. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps, the Company has reduced the interest rate variability of its cost to finance its ARM securities by increasing the average period until the next repricing of its borrowings from 26 days to 204 days. Fourteen of these Swaps were entered into in connection with the Company's acquisition of hybrid loans and commitments to acquire hybrid loans. These fourteen Swaps that hedge the fixed rate portion of the Company's hybrid loans (to within one year of the first interest rate reset) had a notional balance of $523 million at year-end and an average maturity of 44.0 months. The Swaps at December 31, 1998 were collateralized by ARM assets with a carrying value of $0.9 million, including accrued interest.

As of December 31, 1998, the Company had financed a portion of its portfolio of interest rate cap agreements with $2.0 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.87% and have a weighted average remaining maturity of 1.4 years. The other borrowings financing cap agreements at December 31, 1998 were collateralized by ARM securities with a carrying value of $3.1 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

          1999         $ 1,397
          2000             632
                       -------
                       $ 2,029
                       =======

The total cash paid for interest was $267.9 million, $177.9 million and $112.2 million for 1998, 1997 and 1996 respectively.

NOTE  4.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and December 31, 1997. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                   December 31, 1998        December 31, 1997
                                -----------------------  -----------------------
                                 Carrying       Fair       Carrying     Fair
                                  Amount       Value       Amount       Value
                                -----------  ----------  -----------  ----------
Assets:
 ARM assets. . . . . . . . . .  $4,266,497   $4,259,374  $4,634,612   $4,639,513
 Cap Agreements. . . . . . . .       1,920        1,920       4,082        1,931

Liabilities:
 Callable collateralized notes   1,127,181    1,127,181           -            -
 Other borrowings. . . . . . .       2,029        2,077      10,018       10,321
 Swap agreements . . . . . . .         (87)       7,326         (50)         184

The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held-to-maturity or held for the foreseeable future is their amortized cost.

The fair values of the Company's ARM securities and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. The fair values for ARM loans is determined by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, callable collateralized notes and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

During 1998, the Company issued 1,581,550 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $24.4 million. During 1997, the Company issued 912,590 shares of common stock under this plan and received net proceeds of $18.0 million, and during 1996, the Company issued 347,434 shares of common stock under this plan and received net proceeds of $5.4 million.

During 1998, stock options for 128,377 shares of common stock were exercised at an average price of $15.23 and $2.0 million of notes receivable were executed in connection with the exercise of these options. During 1997, stock options for 186,071 shares of common stock were exercised at an average price of $15.71. The Company received net proceeds of $0.2 million, and $2.7 million of notes receivable were executed in connection with the exercise of certain options. During 1996, stock options for 23,595 shares of common stock were exercised at an average price of $15.41 that generated net proceeds of $0.4 million.

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

During the Company's 1998 fiscal year, the Company declared dividends to shareholders totaling $0.905 per common share, all of which was paid during 1998, and $2.42 per preferred share, of which $1.815 was paid during 1998 and $0.605 was paid on January 11, 1999. During the Company's 1997 fiscal year, the Company declared dividends to shareholders totaling $1.97 per common share, of which $1.47 was paid during 1997 and $0.50 was paid on January 12, 1998, and $2.265 per preferred share, of which $1.66 was paid during 1997 and $0.605 was paid on January 12, 1998. During the Company's 1996 fiscal year, the Company declared dividends to shareholders totaling $1.65 per common share, of which $1.20 was paid during 1996 and $0.45 was paid on January 12, 1997. For federal income tax purposes, $0.0638 of the 1998 common stock dividends was return of capital and not taxable, $0.01 of the 1997 common stock dividend was capital gains subject to a maximum tax rate of 28%, and $0.05 of the 1997 common stock dividend was capital gains subject to a maximum tax rate of 20%, and $0.03 of the 1996 common stock dividend was long-term capital gains. In addition, the preferred dividend paid on January 11, 1999 will be taken as a dividend deduction on the Company's 1999 income tax return and is therefore not taxable income for preferred shareholders until 1999. The remainder of the dividends paid for fiscal years 1998, 1997 and 1996 was ordinary income to the Company's common and preferred shareholders.

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

The Company issued DERs at the same time as ISOs and NQSOs based upon a formula defined in the Plan. During 1998 the number of DERs issued was based on 35% of the ISOs and NQSOs granted during 1998. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs. The Company recorded an expense associated with the DERs and the PSRs of $11,000 and $32,000 for the years ended December 31, 1998 and 1997, respectively.

Notes receivable from stock sales has resulted from the Company selling shares of common stock through the exercise of stock options. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of December 31, 1998, there were $4.6 million of notes receivable from stock sales outstanding.

The  Company  adopted  the  disclosure-only provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

                               1998       1997       1996
                             ---------  ---------  ---------
Net income - as reported. .  $ 22,695   $ 41,402   $ 25,737
Net income - pro forma. . .    22,629     41,093     25,551

Basic EPS - as reported . .      0.75       1.95       1.73
Basic EPS - pro forma . . .      0.74       1.93       1.72

Diluted EPS - as reported .      0.75       1.94       1.73
Diluted EPS - pro forma . .      0.74       1.92       1.71

Assumptions:
    Dividend yield. . . . .     10.00%     10.00%     10.00%
    Expected volatility . .     25.60%     21.50%     23.30%
    Risk-free interest rate      5.68%      6.40%      6.52%
    Expected lives. . . . .   7 years    7 years    7 years

Information  regarding  options  is  as  follows:

                                           1998                  1997                1996
                                 ---------------------  -------------------  -------------------
                                              Weighted              Weighted             Weighted
                                              Average                Average             Average
                                              Exercise              Exercise             Exercise
                                   Shares      Price      Shares      Price     Shares     Price
                                 ----------  ---------  ----------  --------  ---------  --------
Outstanding, beginning of year.    680,995   $  17.353    626,746   $ 15.510   482,078   $ 15.529
Granted . . . . . . . . . . . .     59,784      14.817    240,320     20.888   169,099     15.439
Exercised . . . . . . . . . . .   (128,377)     15.234   (186,071)    15.711   (23,595)    15.407
Expired . . . . . . . . . . . .          -           -          -          -      (836)    14.375
                                 ----------  ---------  ----------  --------  ---------  --------
Outstanding, end of year. . . .    612,402   $  17.549    680,995   $ 17.353   626,746   $ 15.511
                                 ==========  =========  ==========  ========  =========  ========

Weighted average fair value of
options granted during the year  $    1.22              $    1.29             $   1.10

Options exercisable at year end    479,482                476,875              613,413

The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Options Outstanding      Options Exercisable
                                        -----------------------  ----------------------
                                         Weighted
                                          Average     Weighted                Weighted
                                         Remaining     Average                Average
                             Options    Contractual   Exercise   Exercisable  Exercise
Range of Exercise Prices   Outstanding   Life (Yrs)     Price    At 12/31/98    Price
-------------------------  -----------  ------------  ---------  -----------  ---------
9.375 - $12.4375 . . . .       20,049           9.6  $  11.953        3,049  $  12.388
14.375 - $16.125 . . . .      321,061           5.7     15.342      321,061     15.342
17.500 - $20.000 . . . .      183,092           8.2     19.588       67,172     18.876
    $22.625. . . . . . .       88,200           8.5     22.625       88,200     22.625
-------------------------  -----------  ------------  ---------  -----------  ---------
$9.375 - $22.625 . . . .      612,402           6.9     17.549      479,482     17.158
=========================  ===========  ============  =========  ===========  =========

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

For the years ended December 31, 1998, 1997 and 1996, the Company paid the Manager $4,142,000, $3,664,000 and $1,872,000, respectively, in base management fees in accordance with the terms of the Agreement.

The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the years ended December 31, 1998, 1997 and 1996, the Company paid the Manager $759,000, $3,363,000 and $2,462,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

NOTE  8.  NET  INTEREST  INCOME  ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for the periods ended December 31, 1998, 1997 and 1996 (dollar amounts in thousands):

                                                 1998                 1997              1996
                                          -------------------  ------------------  ---------------
                                                     Average              Average            Average
                                           Amount      Rate      Amount     Rate    Amount     Rate
                                          ---------  --------  ---------  -------  --------  -------
Interest Earning Assets:
 ARM assets. . . . . . . . . . . . . . .  $286,327      5.96%  $246,507     6.56%  $150,759    6.45%
 Cash and cash equivalents . . . . . . .       705      4.35      1,214     5.57        752    5.29
                                           287,032      5.96    247,721     6.56    151,511    6.44
                                          ---------  --------  ---------  -------  --------  -------
Interest Bearing Liabilities:
 Borrowings. . . . . . . . . . . . . . .   255,992      5.78    198,657     5.76    121,166    5.67
                                          ---------  --------  ---------  -------  --------  -------

Net Interest Earning Assets and Spread .  $ 31,040      0.18%  $ 49,064     0.80%  $ 30,345    0.77%
                                          =========  ========  =========  =======  ========  =======

Yield on Net Interest Earning Assets (1)                0.64%               1.30%              1.29%
                                                     ========             =======            =======

----------------------------------------
(1)  Yield  on  Net Interest Earning Assets is computed by dividing annualized net interest income by  the  average  daily  balance  of  interest  earning  assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                   1998 versus 1997             1997 versus 1996
                            ------------------------------  ------------------------
                              Rate      Volume     Total     Rate   Volume    Total
                            ---------  --------  ---------  ------  -------  -------
Interest Income:
 ARM assets. . . . . . . .  $(22,549)  $62,368   $ 39,819   $2,651  $93,097  $95,748
 Cash and cash equivalents      (266)     (242)      (508)      40      422      462
                            ---------  --------  ---------  ------  -------  -------
                             (22,815)   62,126     39,311    2,691   93,519   96,210
                            ---------  --------  ---------  ------  -------  -------
Interest Expense:
 Borrowings. . . . . . . .       518    56,817     57,335    2,068   75,423   77,491
                            ---------  --------  ---------  ------  -------  -------

Net interest income. . . .  $(23,333)  $ 5,309   $(18,024)  $  623  $18,096  $18,719
                            =========  ========  =========  ======  =======  =======

NOTE  9.  SUMMARIZED  QUARTERLY  RESULTS  (UNAUDITED)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

                                                    Year Ended December 31, 1998
                                              ------------------------------------------
                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
Interest income from ARM assets and cash . .  $ 65,446   $ 72,252   $ 73,019   $ 76,315
Interest expense on borrowed funds . . . . .   (59,402)   (66,458)   (65,243)   (64,889)
                                              ---------  ---------  ---------  ---------
 Net interest income . . . . . . . . . . . .     6,044      5,794      7,776     11,426
                                              ---------  ---------  ---------  ---------

Gain (loss) on ARM assets. . . . . . . . . .    (4,689)       194      1,044      1,141

General and administrative expenses. . . . .    (1,309)    (1,310)    (1,345)    (2,071)

Dividend on preferred stock. . . . . . . . .    (1,669)    (1,670)    (1,670)    (1,670)
                                              ---------  ---------  ---------  ---------
 Net income available to common shareholders  $ (1,623)  $  3,008   $  5,805   $  8,826
                                              =========  =========  =========  =========

Basic EPS. . . . . . . . . . . . . . . . . .  $  (0.08)  $   0.14   $   0.27   $   0.42
                                              =========  =========  =========  =========

Diluted EPS. . . . . . . . . . . . . . . . .  $  (0.08)  $   0.14   $   0.27   $   0.42
                                              =========  =========  =========  =========

Average number of common shares outstanding.    21,490     21,858     21,796     20,797
                                              =========  =========  =========  =========

                                                     Year Ended December 31, 1997
                                              ------------------------------------------
                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
Interest income from ARM assets and cash . .  $ 73,011   $ 68,088   $ 57,623   $ 48,999
Interest expense on borrowed funds . . . . .   (60,680)   (54,862)   (45,448)   (37,667)
                                              ---------  ---------  ---------  ---------
 Net interest income . . . . . . . . . . . .    12,331     13,226     12,175     11,332
                                              ---------  ---------  ---------  ---------

Gain (loss) on ARM assets. . . . . . . . . .       566        112       (189)      (186)

General and administrative expenses. . . . .    (2,047)    (2,156)    (1,911)    (1,851)

Dividend on preferred stock. . . . . . . . .    (1,670)    (1,670)    (1,670)    (1,241)
                                              ---------  ---------  ---------  ---------
 Net income available to common shareholders  $  9,180   $  9,512   $  8,405   $  8,054
                                              =========  =========  =========  =========

Basic EPS. . . . . . . . . . . . . . . . . .  $   0.46   $   0.50   $   0.50   $   0.49
                                              =========  =========  =========  =========

Diluted EPS. . . . . . . . . . . . . . . . .  $   0.46   $   0.49   $   0.50   $   0.49
                                              =========  =========  =========  =========

Average number of common shares outstanding.    19,860     19,152     16,817     16,311
                                              =========  =========  =========  =========

                   SCHEDULE IV - Mortgage Loans on Real Estate

Column A, Description: The Company's whole loan portfolio at December 31, 1998, which consists of only first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

       Column A (continued)          Column  B  Column  C    Column  G         Column  H
-----------------------------------  ---------  ---------  -------------  ---------------------
    Description (4)

                                                                          Principal Amount of
      Range of              Number                Final     Carrying        Loans Subject to
  Carrying Amounts           of       Interest  Maturity    Amount of          Delinquent
    of Mortgages            Loans       Rate       Date    Mortgages (3)  Principal or Interest
------------------------  ---------  ---------  ---------  -------------  ---------------------
ARM Loans:
            $    0 - 250         931  5.73 - 8.98  Various  $   123,067   $                 827
               251 - 500         498  5.23 - 8.48  Various      174,335                     932
               501 - 750         157  5.98 - 8.73  Various       96,788                     644
             751 - 1,000          78  5.86 - 8.11  Various       71,221
              over 1,000          86  5.73 - 8.36  Various      129,613                   3,450
                          ----------                        ------------  ---------------------
                               1,750                            595,024                   5,853
                          ----------                        ------------  ---------------------
Hybrid Loans:
                 0 - 250       1,418   4.73 - 9.23  Various     184,056                     255
               251 - 500         465   5.61 - 7.98  Various     164,727
               501 - 750          95   5.61 - 7.73  Various      57,186
             751 - 1,000          41   6.11 - 7.98  Various      37,219
              over 1,000          15   5.98 - 7.48  Various      23,481
                          ----------                        ------------  ---------------------
                               2,034                            466,669                     255
                          ----------                        ------------  ---------------------
              Premium                                            17,436
Allowance for losses (2)                                           (804)
                          ----------                        ------------  ---------------------
                               3,784                        $ 1,078,325   $               6,108
                          ==========                        ============  =====================

Notes:
(1)     Reconciliation  of  carrying  amounts  of  mortgage  loans:

          Balance at December 31, 1997. .  $  118,987
            Additions during 1998:
            Loan purchases. . . . . . . .   1,092,238

            Deductions during 1998:
              Collections of principal. .     128,079
              Cost of mortgage loans sold       2,043
              Provision for losses. . . .         762
              Amortization of premium . .       2,016
                                           ----------
                                              132,900
                                           ----------
          Balance at December 31, 1998. .  $1,078,325
                                           ==========

(2) The provision for losses is based on management's assessment of various factors.
(3)     Cost  for  Federal  income  taxes  is  the  same.
(4) The geographic distribution of the Company's whole loan portfolio at December 31, 1998 is as follows:

                         Number of
  State or Territory       Loans     Carrying Amount
-----------------------  ----------  ----------------
Arizona . . . . . . . .         92   $        25,087
California. . . . . . .        559           232,178
Colorado. . . . . . . .        112            46,930
Connecticut . . . . . .         67            29,295
Florida . . . . . . . .        554           137,587
Georgia . . . . . . . .        241            74,916
Illinois. . . . . . . .        189            36,189
Massachusetts . . . . .         84            28,868
Michigan. . . . . . . .        186            31,894
Missouri. . . . . . . .        225            46,515
New Jersey. . . . . . .        154            44,361
New York. . . . . . . .        287            73,875
Pennsylvania. . . . . .         67            17,376
Texas . . . . . . . . .        129            33,138
Washington. . . . . . .         69            21,460
Other states, less than
    60 loans each . . .        769           182,024
Premium . . . . . . . .                       17,436
Allowance for losses. .                         (804)
                         ----------  ----------------
TOTAL . . . . . . . . .      3,784   $     1,078,325
                         ==========  ================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THORNBURG MORTGAGE ASSET CORPORATION
                                   (Registrant)


Dated: March 26, 1999              /s/ Garrett Thornburg
                                   ---------------------------------------
                                   Garrett Thornburg
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Dated: March 26, 1999             /s/ Richard P. Story
                                   ---------------------------------------
                                   Richard P. Story
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature               Capacity               Date
----------------------  -----------------------  --------------
/s/ Garrett Thornburg   Chairman of the Board,   March 26, 1999
----------------------
Garrett Thornburg       Director and Chief
                        Executive Officer

/s/ Larry A. Goldstone  President, Director and  March 26, 1999
----------------------
Larry A. Goldstone      Chief Operating Officer

/s/ David A. Ater       Director                 March 26, 1999
----------------------
David A. Ater

/s/ Joseph H. Badal     Director                 March 26, 1999
----------------------
Joseph H. Badal

/s/ Owen M. Lopez       Director                 March 26, 1999
----------------------
Owen M. Lopez

/s/ James H. Lorie      Director                 March 26, 1999
----------------------
James H. Lorie

/s/ Stuart C. Sherman   Director                 March 26, 1999
----------------------
Stuart C. Sherman

                                              Exhibit Index

                                                                                            Sequentially
                                                                                              Numbered
Exhibit Number                                   Exhibit Description                            Page
--------------  --------------------------------------------------------------------------  ------------

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

  3.2           Amended and Restated Bylaws of the Registrant (e)

  4.1           Specimen Common Stock Certificates (b)

  4.2           Specimen Preferred Stock Certificates (d)

  10.1          Management Agreement between the Registrant and Thornburg Mortgage
                Advisory Corporation dated June 17, 1994 (e)

  10.1.1        Amendment to Management Agreement dated June 16, 1995 (a)

  10.1.2        Amendment to Management Agreement dated December 15, 1995 (f)

  10.1.3        Amendment to Management Agreement dated September 18, 1996 (g)

  10.1.4        Amendment to Management Agreement dated October 1, 1998 *                             69

  10.2          Form of Servicing Agreement (b)

  10.3 Form of 1992 Stock Option and Incentive Plan as amended and restated March 14, 1997 (h)

  10.3.1        Amendment dated December 16, 1997 to the amended and restated
                 1992 Stock Option and Incentive Plan  (i)

  10.4          Form of Dividend Reinvestment and Stock Purchase Plan (j)

  10.5          Trust Agreement dated as of December 1, 1998 *                                        71

  10.6          Indenture Agreement dated as of December 1, 1998 *                                   105

  10.7          Sales and Service Agreement dated as of December 1, 1998 *                           145

  22.           Notice and Proxy Statement for the Annual Meeting of Shareholders to be
                held on April 30, 1998 (k)

  27            Financial Data Schedule *                                                            187

---------------
*     Being  filed  herewith.
(a)   Previously  filed  with  Registrant's Form 8-K dated October 10, 1995 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(b)   Previously  filed  as  part  of Form S-11 which went effective on June 18, 1993 and incorporated herein  by  reference  pursuant  to  Rule  12b-32.
(c)   Previously  filed  with  Registrant's  Form  10-Q dated June 30, 1995 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(d)   Previously filed as part of Form 8-A dated January 17, 1997 and incorporated herein by reference pursuant  to  Rule  12b-32.
(e)   Previously  filed  as  part  of Form S-8 dated July 1, 1994 and incorporated herein by reference pursuant  to  Rule  12b-32.
(f)   Previously  filed with Registrant's Form 10-K dated December 31, 1995 and incorporated herein by reference  pursuant  to  Rule  12b-32.


(g)   Previously filed with Registrant's Form 10-Q dated September 30, 1996 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(h)   Previously  filed with Registrant's Form 10-K dated December 31, 1996 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(i)   Previously  filed with Registrant's Form 10-K dated December 31, 1997 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(j)   Previously  filed  as  Exhibit  4  to  Registrant's  registration  statement  on Form S-3D dated
      September  24,  1997  and  incorporated  herein  by  reference  pursuant  to  Rule  12b-32.
(k)   Previously  filed  on  March  30,  1998  and  incorporated by reference pursuant to Rule 12-b32.