Form 10-Q
period 1999-03-31
THORNBURG MORTGAGE ASSET CORP
filed 1999-04-28
CIK 892535

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


     X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
    ---    SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 1999

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

                             (1)  Yes     X     No
                                         ---           ---
                             (2)  Yes     X     No
                                         ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common  Stock  ($.01  par  value)     21,489,663  as  of  April  28,  1999

-------------------------------------------------------------------------------

                      THORNBURG MORTGAGE ASSET CORPORATION
                                    FORM 10-Q



                                         INDEX


                                                                                   Page
                                                                                   ----
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Balance Sheets at March 31, 1999 and December 31, 1998     3

              Consolidated Statements of Operations for the three months ended
              March 31, 1999 and March 31, 1998                                       4

              Consolidated Statement of Shareholders' Equity for the three months
              ended March 31, 1999                                                    5

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and March 31, 1998                                       6

              Notes to Consolidated Financial Statements                              7

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          16



PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                                      31

  Item 2.     Changes in Securities                                                  31

  Item 3.     Defaults Upon Senior Securities                                        31

  Item 4.     Submission of Matters to a Vote of Security Holders                    31

  Item 5.     Other Information                                                      31

  Item 6.     Exhibits and Reports on Form 8-K                                       31


  SIGNATURES                                                                         32

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)


                                                               March 31, 1999    December 31, 1998
                                                              ----------------  -------------------
ASSETS
  Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
    ARM securities                                            $     2,872,394   $        3,094,657
    Collateral for collateralized notes                             1,072,773            1,147,350
    ARM loans held for securitization                                  21,236               26,410
                                                              ----------------  -------------------
                                                                    3,966,403            4,268,417
                                                              ----------------  -------------------

  Cash and cash equivalents                                            47,342               36,431
  Accrued interest receivable                                          29,868               37,939
  Prepaid expenses and other                                            5,366                1,846
                                                              ----------------  -------------------
                                                              $     4,048,979   $        4,344,633
                                                              ================  ===================


LIABILITIES

  Reverse repurchase agreements (Note 3)                      $     2,643,849   $        2,867,207
  Collateralized notes (Note 3)                                     1,052,429            1,127,181
  Other borrowings (Note 3)                                             1,946                2,029
  Accrued interest payable                                             11,368               31,514
  Dividends payable (Note 5)                                            1,670                1,670
  Accrued expenses and other                                            2,740                3,209
                                                              ----------------  -------------------
                                                                    3,714,002            4,032,810
                                                              ================  ===================

SHAREHOLDERS' EQUITY (Note 6)

  Preferred stock: par value $.01 per share;
    2,760 shares authorized; 9.68% Cumulative
    Convertible Series A, 2,760 and 2,760 issued
    and outstanding, respectively; aggregate
    preference in liquidation $69,000                                  65,805               65,805
  Common stock: par value $.01 per share;
    47,240 shares authorized, 21,990 and 21,990 shares
    issued and 21,490 and 21,490 outstanding, respectively                220                  220
  Additional paid-in-capital                                          341,822              341,756
  Accumulated other comprehensive income (loss)                       (57,046)             (82,148)
  Notes receivable from stock sales                                    (4,632)              (4,632)
  Retained earnings (deficit)                                          (6,526)              (4,512)
  Treasury stock: at cost, 500 and 500 shares, respectively            (4,666)              (4,666)
                                                              ----------------  -------------------
                                                                      334,977              311,823
                                                              ----------------  -------------------

                                                              $     4,048,979   $        4,344,633
                                                              ================  ===================


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (In  thousands,  except  per  share  data)


                                              Three  Months  Ended
                                                   March  31,
                                                1999       1998
                                              ---------  ---------

Interest income from ARM assets and cash      $ 59,645   $ 76,315
Interest expense on borrowed funds             (53,079)   (64,889)
                                              ---------  ---------
     Net interest income                         6,566     11,426
                                              ---------  ---------

Gain (loss) on sale of ARM assets                    -      1,528
Provision for credit losses                       (686)      (387)
Management fee (Note 7)                         (1,018)    (1,028)
Performance fee (Note 7)                             -       (759)
Other operating expenses                          (263)      (284)
                                              ---------  ---------

     NET INCOME                               $  4,599   $ 10,496
                                              =========  =========


Net income                                    $  4,599   $ 10,496
Dividend on preferred stock                     (1,670)    (1,670)
                                              ---------  ---------

Net income available to common shareholders   $  2,929   $  8,826
                                              =========  =========

Basic earnings per share                      $   0.14   $   0.42
                                              =========  =========

Diluted earnings per share                    $   0.14   $   0.42
                                              =========  =========

Average number of common shares outstanding     21,490     20,797
                                              =========  =========


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY

Three  Months  Ended  March  31,  1999
(In  thousands,  except  share  data)

                                                                  Accum.       Notes
                                                                  Other       Receiv-
                                                     Additional   Compre-    able From  Retained              Compre-
                               Preferred    Common    Paid-in     hensive      Stock    Earnings/   Treasury  hensive
                                 Stock      Stock     Capital      Income      Sales    (Deficit)    Stock    Income       Total
                              -----------  --------  ----------  ----------  ---------  ----------  --------  --------  -----------
Balance, December 31, 1998    $    65,805  $    220  $  341,756  $ (82,148)  $ (4,632)  $  (4,512)  $(4,666)            $  311,823
Comprehensive income:
  Net income                                                                                4,599             $ 4,599        4,599
   Other comprehensive income:
   Available-for-sale assets:
     Fair value adjustment, net
     of amortization                    -         -           -     25,340          -           -         -    25,340       25,340
   Deferred gain on sale of
     hedges, net of amortization        -         -           -       (238)         -           -         -      (238)        (238)
                                                                                                              --------
  Other comprehensive income                                                                                  $29,701
                                                                                                              ========
Interest from notes receivable
   fromstock sales                                           66                                                                 66
Dividends declared on preferred
   stock - $0.605 per share             -         -           -          -          -      (1,670)        -                 (1,670)
Dividends declared on common
   stock - $0.23 per share              -         -           -          -          -      (4,943)        -                 (4,943)
                              -----------  --------  ----------  ----------  ---------  ----------  --------            -----------
Balance, March 31, 1999       $    65,805  $    220  $  341,822  $ (57,046)  $ (4,632)  $  (6,526)  $(4,666)            $  334,977
                              ===========  ========  ==========  ==========  =========  ==========  ========            ===========


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)
                                                                Three  Months  Ended
                                                                     March  31,
                                                                  1999        1998
                                                               ----------  ----------
Operating Activities:
  Net Income                                                   $   4,599   $  10,496
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization                                                10,796      10,107
      Net (gain) loss from investing activities                      686      (1,141)
      Change in assets and liabilities:
        Accrued interest receivable                                8,071        (898)
        Prepaid expenses and other                                (3,520)     (2,382)
        Accrued interest payable                                 (20,146)    (21,622)
        Accrued expenses and other                                  (469)         (3)
                                                               ----------  ----------
          Net cash provided by (used in) operating activities         17      (5,443)
                                                               ----------  ----------

Investing Activities:
  Available-for-sale ARM securities:
    Purchases                                                    (99,707)   (693,744)
    Proceeds on sales                                                  -     191,825
    Proceeds from calls                                                -      54,879
    Principal payments                                           338,460     330,536
  Held-to-maturity ARM securities:
    Principal payments                                                 -      16,152
  Collateral for collateralized notes:
    Principal payments                                            73,258           -
ARM loans:
    Purchases                                                          -    (120,025)
    Principal payments                                             5,092      11,234
Purchase of interest rate cap agreements                          (1,469)       (294)
                                                               ----------  ----------
      Net cash provided by (used in) investing activities        315,634    (209,437)
                                                               ----------  ----------

Financing Activities:
  Net borrowings from (repayments of) reverse
     repurchase agreements                                      (223,358)    199,929
  Repayments of collateralized notes                             (74,752)          -
  Repayments of other borrowings                                     (83)       (857)
  Proceeds from common stock issued                                    -      16,290
  Dividends paid                                                  (6,613)    (11,756)
  Interest from notes receivable from stock sales                     66           -
                                                               ----------  ----------
          Net cash provided by (used in) financing activities   (304,740)    203,606
                                                               ----------  ----------

Net increase (decrease) in cash and cash equivalents              10,911     (11,274)

Cash and cash equivalents at beginning of period                  36,431      13,780
                                                               ----------  ----------
Cash and cash equivalents at end of period                     $  47,342   $   2,506
                                                               ==========  ==========

Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.


See  Notes  to  Consolidated  Financial  Statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

ADJUSTABLE-RATE  MORTGAGE  ASSETS

The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which also consists of ARM securities and ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to five years, and then convert to an adjustable-rate for their remaining term to maturity.

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

The collateral for the AAA notes includes ARM securities and ARM loans which are accounted for in the same manner as the ARM securities and ARM loans that are not held as collateral.

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

Credit losses on pools of loans that are held as collateral for AAA notes payable are also covered by third party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company makes a monthly provision for possible credit losses on these loans the same as it does for loans that are not held as collateral for AAA notes payable, except, it takes into consideration its maximum exposure.

Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

DERIVATIVE  FINANCIAL  INSTRUMENTS

INTEREST  RATE  CAP  AGREEMENTS

The Company purchases interest rate cap agreements (the "Cap Agreements") to manage interest rate risk. To date, most of the Cap Agreements purchased limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. In similar fashion, the Company has purchased Cap Agreements to limit the financing rate of the Hybrid ARMs during their fixed rate term, generally for three to five years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

All Cap Agreements are classified as a hedge against available-for-sale assets or ARM loans and are carried at their fair value with unrealized gains and losses reported as a separate component of equity. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet. The Company purchases Cap Agreements by incurring a one-time fee or premium. The amortization of the premium paid for the Cap Agreements is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Cap Agreements.

Realized gains and losses resulting from the termination of the Cap Agreements that were hedging assets classified as held-to-maturity were deferred as an adjustment to the carrying value of the related assets and are being amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of such agreements that were hedging assets classified as available-for-sale were initially reported in a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment.

INTEREST  RATE  SWAP  AGREEMENTS

The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. In general, swap agreements have been utilized by the Company in two ways. One way has been to use swap agreements as a cost effective way to lengthen the average repricing period of its variable rate and short term borrowings. Additionally, as the Company acquires Hybrid ARMs, it also enters into swap agreements in order to manage the interest rate repricing mismatch (the difference between the remaining fixed-rate period of a hybrid and the maturity of the borrowing funding a Hybrid ARM) to approximately one year or less. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

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

Following is information about the computation of the earnings per share data for the three month periods ended March 31, 1999 and 1998 (amounts in thousands except per share data):

                                    Earnings
                                     Income    Shares  Per Share
                                   ----------  ------  ----------

Three Months Ended March 31, 1999
---------------------------------
Net income                         $   4,599

Less preferred stock dividends        (1,670)
                                   ----------

Basic EPS, income available to
 common shareholders                   2,929   21,490  $     0.14
                                                       ==========

Effect of dilutive securities:

 Stock options                             -        -
                                   ----------  ------

Diluted EPS                        $   2,929   21,490  $     0.14
                                   ==========  ======  ==========

Three Months Ended March 31, 1998
---------------------------------
Net income                         $  10,496

Less preferred stock dividends        (1,670)
                                   ----------

Basic EPS, income available to
 common stockholders                   8,826   20,797  $     0.42
                                                       ==========

Effect of dilutive securities:

 Stock options                             -       18
                                   ----------  ------

Diluted EPS                        $   8,826   20,815  $     0.42
                                   ==========  ======  ==========

The Company did not grant any options to purchase shares of the Company's common stock to directors or officers or to employees of the Manager during the quarter ended March 31, 1999. The Company did grant options to directors and officers of the Company and employees of the Manager to purchase 32,763 shares of common stock at an average price of $16.52 per share during the quarter ended March 31, 1998. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

The following tables present the Company's ARM assets as of March 31, 1999 and December 31, 1998. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

March  31,  1999:

                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     2,837,503   $     1,057,507   $   21,068   $3,916,078
Net unamortized premium                 78,723            16,367          251       95,341
Deferred gain from hedging                (526)                -            -         (526)
Allowance for losses                    (1,373)           (1,101)         (83)      (2,557)
Cap agreements                           8,447               410            -        8,857
Principal payment receivable             7,290               242            -        7,532
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                2,930,064         1,073,425       21,236    4,024,725
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   2,448             1,182           29        3,659
Gross unrealized losses                (60,770)           (7,083)         (63)     (67,916)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     2,871,742   $     1,067,524   $   21,202   $3,960,468
                               ================  ================  ===========  ===========

  Carrying value               $     2,871,742   $     1,073,425   $   21,236   $3,966,403
                               ================  ================  ===========  ===========

December 31, 1998:
                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,070,107   $     1,131,007   $   26,161   $4,227,275
Net unamortized premium                 86,956            17,112          324      104,392
Deferred gain from hedging                (613)                -            -         (613)
Allowance for losses                    (1,242)             (729)         (75)      (2,046)
Cap agreements                           8,302               440            -        8,742
Principal payment receivable            14,330                 -            -       14,330
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,177,840         1,147,830       26,410    4,352,080
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   1,070                38           53        1,161
Gross unrealized losses                (84,253)           (7,606)         (87)     (91,946)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,094,657   $     1,140,262   $   26,376   $4,261,295
                               ================  ================  ===========  ===========

  Carrying value               $     3,094,657   $     1,147,350   $   26,410   $4,268,417
                               ================  ================  ===========  ===========

During the quarter ended March 31, 1999, the Company did not sell any ARM securities. During the same period of 1998, the Company realized $1,786,000 in gains and $258,000 in losses on the sale of $190.3 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

As of March 31, 1999, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,373,000. At March 31, 1999, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $11.3 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first three months of 1999, the Company, in accordance with its credit policies, recorded a $380,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

The following tables summarize ARM loan delinquency information as of March 31, 1999 and December 31, 1998 (dollar amounts in thousands):

March 31, 1999
------------------
                    Loan      Loan      Percent of    Percent of
Delinquency Status  Count    Balance     ARM Loans   Total Assets
------------------  -----  -----------  -----------  -------------
30 to 59 days           3  $     1,045        0.10%          0.03%
60 to 89 days           1          131        0.01           0.00
90 days or more         2        3,550        0.36           0.09
In foreclosure          4          817        0.08           0.02
Real estate owned       1           55        0.01           0.00
                    -----  -----------  -----------  -------------
                       11  $     5,598        0.56%          0.14%
                    =====  ===========  ===========  =============

December 31, 1998
------------------
Loan                Loan   Percent of   Percent of
Delinquency Status  Count  Balance      ARM Loans    Total Assets
------------------  -----  -----------  -----------  -------------
30 to 59 days           4  $     1,138        0.11%          0.03%
60 to 89 days           2          423        0.04           0.01
90 days or more         1        3,450        0.32           0.08
In foreclosure          5        1,097        0.10           0.02
                    -----  -----------  -----------  -------------
                       12  $     6,108        0.57%          0.14%
                    =====  ===========  ===========  =============

The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended
March  31,  1999  and  1998  (dollar  amounts  in  thousands):

                       1999   1998
                      ------  -----
Beginning balance     $  804  $  42
Provision for losses     380     59
Charge-offs, net           -      -
                      ------  -----
Ending balance        $1,184  $ 101
                      ======  =====

As of March 31, 1999, the Company had commitments to purchase $470.0 million of ARM assets.

The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 5.72% as of March 31, 1999 and 5.86% as of December 31, 1998.

As of March 31, 1999 and December 31, 1998, the Company had purchased Cap Agreements with a remaining notional amount of $3.795 billion and $4.026 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 7.10% to 13.00% and average approximately 9.89%. Of the Cap Agreements owned by the Company as of March 31,1999, $95 million are hedging the cost of financing Hybrid ARMs and $3.700 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.79%. The Cap Agreements had an average maturity of 2.4 years as of March 31, 1999. The initial aggregate notional amount of the Cap

Agreements declines to approximately $3.336 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

As of March 31, 1999, the Company had outstanding $2.644 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.10% and a weighted average remaining maturity of 1.6 months. As of March 31, 1999, $993.4 million of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to two years. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at March 31, 1999 were collateralized by ARM assets with a carrying value of $2.801 billion, including accrued interest.

At March 31, 1999, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days      $1,367,232
31 to 89 days          839,198
90 days or greater     437,419
                    ----------
                    $2,643,849
                    ==========

As of March 31, 1999, the Company had one whole loan financing facility with a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. The Company had no balance borrowed against this facility as of March 31, 1999. This facility matures on January 8, 2000. During April 1999, the Company entered into an additional one-year whole loan financing facility with an uncommitted capacity of $300 million.

On December 18, 1998, the Company, through a special purpose finance subsidiary, issued $1.144 billion of callable AAA notes ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. These Notes were issued with call features which provided the Company with the ability to re-issue the debt at better financing terms when and if the market for mortgage-backed debt improved. Effective March 25, 1999, the Company negotiated a modification of these Notes that reduced the interest rate on the Notes from one-month LIBOR plus 0.70% to one-month LIBOR plus 0.38%. The modification also eliminated the scheduled step-up in the interest rate that was to take effect after November 1999. As of March 31, 1999, the Notes had a net balance of $1.052 billion, an effective interest cost of 5.52% and were collateralized by ARM loans with a principal balance of $963.6 million and ARM securities with a balance of $126.5 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

As of March 31, 1999, the Company was a counterparty to fourteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $499.8 million. As of March 31, 1999, these Swaps had a weighted average remaining term of 2.9 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 26 days to 189 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to five years. The Swaps at March 31, 1999 were collateralized by ARM assets with a carrying value of $0.9 million, including accrued interest.

As of March 31, 1999, the Company had financed a portion of its portfolio of interest rate cap agreements with $1.9 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.87% and have a weighted average remaining maturity of 13.9 months. The other borrowings financing cap agreements at March 31, 1999 were collateralized by ARM securities with a carrying value of $2.9 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

1999  $ 1,314
2000      632
      -------
      $ 1,946
      =======

The total cash paid for interest was $68.8 million during the quarter ended March 31, 1999.

NOTE  4.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1999 and December 31, 1998. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                    March 31, 1999         December 31, 1998
                                ----------------------  -----------------------
                                 Carrying      Fair      Carrying       Fair
                                  Amount      Value       Amount       Value
                                ----------  ----------  -----------  ----------
Assets:
 ARM assets                     $3,963,199  $3,957,264  $4,266,497   $4,259,374
 Cap Agreements                      3,204       3,204       1,920        1,920

Liabilities:
 Callable collateralized notes   1,052,429   1,057,749   1,127,181    1,127,181
 Other borrowings                    1,946       1,979       2,029        2,077
 Swap agreements                        76       2,205         (87)       7,326

The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held for the foreseeable future is their amortized cost.

The fair values of the Company's ARM securities and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. The fair values for ARM loans are determined by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, callable collateralized notes and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

NOTE  5.  COMMON  AND  PREFERRED  STOCK

On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the quarter ended March 31,1999. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

On January 21, 1999, the Company declared a dividend of $0.23 per common share which was paid on February 18, 1999 to common shareholders of record as of January 29, 1999.

On April 15, 1999, the Company declared a first quarter 1999 dividend of $0.23 per common share which will be paid on May 18, 1999 to common shareholders of record as of April 30, 1999.

On March 17, 1999, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on April 12, 1999 to preferred shareholders of record as of March 31, 1999.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

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

The Company issued DERs at the same time as ISOs and NQSOs based upon a formula defined in the Plan. During 1999 the number of DERs issued is based on 45% of the ISOs and NQSOs granted during 1999. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

During the quarter ended March 31, 1999, there were not any options to buy common shares or DERs granted. As of March 31, 1999, the Company had 612,402 options outstanding at exercise prices of $9.375 to $22.625 per share, 496,482 of which were exercisable. The weighted average exercise price of the options outstanding was $17.55 per share. As of the March 31, 1999, there were 86,012 DERs granted, of which 57,032 were vested, and 7,071 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $18,000 for the quarter ended March 31, 1999.

Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of March 31, 1999, there were $4.6 million of notes receivable from stock sales outstanding.

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

For the quarters ended March 31, 1999 and 1998, the Company paid the Manager $1,018,000 and $1,028,000, respectively, in base management fees in accordance with the terms of the Agreement.

The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarter ended March 31, 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%. For the quarter ended March 31, 1998, the Company paid the Manager $759,000 in performance based compensation in accordance with the terms of the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K on page 13 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL
-------

Thornburg Mortgage Asset Corporation and subsidiaries (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. In 1998, the Company began investing in hybrid ARM assets ("Hybrid ARMs") which are included in the Company's references to ARM securities and ARM loans. Hybrid ARMs have a fixed rate of interest for an initial period, generally 3 to 5 years, and then convert to an adjustable-rate for the balance of the term of the Hybrid ARM. It is the Company's policy to fund the Hybrid ARMs with long-term debt obligations such that the debt obligations mature within one year or less of the first interest rate reset date of the Hybrid ARMs. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. During 1998, in connection with the Company's issuance of $1.1 billion of callable AAA notes, the Company formed two REIT qualified subsidiaries. These subsidiaries are consolidated in the Company's financial statements and federal and state tax returns.

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

Since inception, the Company has generally invested less than 15%, currently approximately 5%, of its total assets in Other Investment assets, excluding loans held for securitization. Despite the generally higher yield, the Company does not expect to significantly increase its investment in Other Investment securities. This is primarily due to the difficulty of financing such assets at reasonable financing terms and values through all economic cycles. The Company has never had a large investment in Other Investment securities and believes it has always been very selective and cautious regarding these investments.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL  CONDITION
--------------------

At March 31, 1999, the Company held total assets of $4.049 billion, $3.966 billion of which consisted of ARM assets, as compared to $4.345 billion and $4.268 billion, respectively, at December 31, 1998. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At March 31, 1999, 95.3% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 89.1% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (6.3%) or investments in floating rate classes of CBOs (4.6%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at March 31, 1999 and December 31, 1998 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)


                                    March 31, 1999          December 31, 1998
                             ---------------------------  -------------------------
                                Carrying     Portfolio     Carrying     Portfolio
                                  Value         Mix          Value         Mix
                             ---------------  ----------  -------------  ----------
HIGH QUALITY:
 FHLMC/FNMA                  $  1,872,394          47.2%  $2,072,871          48.6%
 Privately Issued:
   AAA/Aaa Rating               1,316,780(1)       33.2    1,398,659(1)       32.8
   AA/Aa Rating                   570,034          14.4      597,493          14.0
                             ---------------  ----------  -------------  ----------
     Total Privately Issued     1,886,814          47.6    1,996,152          46.8
                             ---------------  ----------  -------------  ----------

                             ---------------  ----------  -------------  ----------
     Total High Quality         3,759,208          94.8    4,069,023          95.4
                             ---------------  ----------  -------------  ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating                        54,833           1.4       40,591           1.0
   BBB/Baa Rating                  87,035           2.2       88,273           2.1
   BB/Ba Rating and Other          44,091(1)        1.1       44,120(1)        0.9
 Whole loans                       21,236           0.5       26,410           0.6
                             ---------------  ----------  -------------  ----------
     Total Other Investment       207,195           5.2      199,394           4.6
                             ---------------  ----------  -------------  ----------

     Total ARM Portfolio     $  3,966,403         100.0%  $4,268,417         100.0%
                             ===============  ==========  =============  ==========

(1) AAA Rating category includes $946.5 million and $1.020 billion as of March 31, 1999 and December 31, 1998, respectively, of whole loans that Have been credit enhanced by an insurance policy purchased from a third-party and credit support from an unrated subordinated certificate for $32.4 million included in BB/Ba Rating and Other category and that are held as collateral for callable AAA notes.

As of March 31, 1999, the Company had reduced the cost basis of its ARM securities by $1,373,000 due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $11.3 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three months ended March 31, 1999, the Company recorded a $380,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of March 31, 1999, the Company's ARM loan portfolio included seven loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $4.5 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of the foreclosure process in connection with one loan in the amount of $55,000. The average original effective loan-to-value ratio on these eight delinquent loans and REO is approximately 60%. The Company estimates that the realizable value of each of the single family homes backing these loans and the REO to be more than the Company's investment in these individual loans and REO and, therefore, the Company does not expect to realize a loss on any of these delinquent loans or REO. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                   ARM ASSETS BY INDEX
                              (Dollar amounts in thousands)

                                              March 31, 1999          December 31, 1998
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  563,759       14.2%  $  556,574       13.0%
     Three-month LIBOR                        181,390        4.6      181,143        4.2
     Six-month LIBOR                          832,135       21.1      939,824       22.0
     Six-month Certificate of Deposit         279,369        7.0      313,268        7.3
     Six-month Constant Maturity Treasury      44,771        1.1       49,023        1.2
     One-year Constant Maturity Treasury    1,380,349       34.8    1,479,054       34.7
     Cost of Funds                            247,285        6.2      268,486        6.3
                                           ----------  ----------  ----------  ----------
                                            3,529,058       89.0    3,787,372       88.7
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS                             437,345       11.0      481,045       11.3
                                           ----------  ----------  ----------  ----------
                                           $3,966,403      100.0%  $4,268,417      100.0%
                                           ==========  ==========  ==========  ==========

The portfolio had a current weighted average coupon of 7.03% at March 31, 1999. This consisted of an average coupon of 6.94% on the hybrid portion of the portfolio and an average coupon of 7.04% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed" on March 31, 1999, the weighted average coupon of the non-hybrid portion of the portfolio would have been approximately 6.84%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1998, the ARM portfolio had a weighted average coupon of 7.28%, consisting of an average coupon of 6.96% on the ARM Hybrids and 7.32% on the remainder of the ARM portfolio. The lower average coupon on the ARM portfolio as of March 31, 1999 compared to December 31, 1998 is primarily the result of the ARM portfolio adjusting to the current lower interest rate market as individual ARM loans and securities reach their scheduled interest rate reset dates.

At March 31, 1999, the current yield of the ARM assets portfolio was 5.72%, compared to 5.86% as of December 31, 1998, with an average term to the next repricing date of 243 days as of March 31, 1999, compared to 253 days as of December 31, 1998. The average term to the next repricing date includes the effect of Hybrid ARMs which have an average remaining fixed-rate term of 4.1 years as of March 31, 1999. The non-hybrid portion of the ARM portfolio has an average next repricing term of 89 days as of March 31, 1999. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The reduction in the yield of 0.14% as of March 31, 1999, compared to December 31, 1998, is due to a number of factors including a 0.25% decrease in the weighted average coupon and an increase in the cost of hedging by 0.02%. These two factors were partially offset by less amortization of purchase premiums which improved by 0.09% and the impact of non-interest earning principal payment receivable improved by 0.04%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of March 31, 1999. This information pertains to both the loans held for securitization and the loans held as collateral for the callable AAA notes payable.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                            Average      High        Low
                           ---------  -----------  -------
Unpaid principal balance   $258,707   $3,450,000   $1,000
Coupon rate on loans           7.52%        9.63%    5.13%
Pass-through rate              7.16%        9.23%    4.73%
Pass-through margin            2.19%        5.06%    0.48%
Lifetime cap                  13.02%       16.75%    9.75%
Original Term (months)          327          476      117
Remaining Term (months)         311          347       89

Geographic Distribution (Top 5 States):   Property type:
     California                   21.33%  Single-family           64.71%
     Florida                      13.08   DeMinimus PUD           20.63
     Georgia                       7.13   Condominium              9.88
     New York                      6.98   Other                    4.78
     Colorado                      4.58

Occupancy status:                         Loan purpose:
     Owner occupied               83.81%  Purchase                57.67%
     Second home                  11.58   Cash out refinance      23.66
     Investor                      4.61   Rate & term refinance   18.67

Documentation type:                       Periodic Cap:
     Full/Alternative             95.32%  None                    48.58%
     Other                         4.68                    3.00%   0.19
                                                           2.00%  49.57
Average effective original                                 0.50%   1.66
     loan-to-value:                 79%

During the quarter ended March 31, 1999, the Company purchased $99.7 million of ARM securities, 84.9% of which were High Quality assets. Of the ARM assets acquired during the first three months of 1999, approximately 69% were indexed to LIBOR and 31% were indexed to U.S. Treasury bill rates. Additionally, as of March 31, 1999, the Company has commitments to purchase approximately $470.0 million of Hybrid ARM loans. The Company did not sell any assets during the quarter ended March 31, 1999.

For the quarter ended March 31, 1999, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 29% compared to 27% for the quarter ended March 31, 1998 and 29% for the quarter ended December 31, 1998. When prepayment experience exceeds expectations, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value price of the Company's portfolio of ARM securities improved by 0.63% from a negative adjustment of 2.62% of the portfolio as of December 31, 1998, to a negative adjustment of 1.99% as of March 31, 1999. This price improvement was primarily the result of an improved market for mortgage product in general as buying and selling activity picked up during the most recent three month period as the outlook regarding prepayments and the financing of mortgage assets improved. The amount of the negative adjustment to fair value on the ARM securities decreased from $83.2 million as of December 31, 1998, to $58.3 million as of March 31, 1999.

The Company has purchased Cap Agreements in order to hedge exposure to changing interest rates. The majority of the Cap Agreements have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At March 31, 1999, the Cap Agreements owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $3.700 billion with an average final maturity of 2.3 years, compared to a remaining notional balance of $4.026 billion with an average final maturity of
2.3 years at December 31, 1998. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 9.99%. The Company has also entered into $95 million of Cap Agreements in connection with hedging the fixed rate period of certain of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements which generally corresponds to the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of March 31, 1999 would receive cash payments if one-month LIBOR exceeded 6.00% and have a remaining term of 4.1 years. The fair value of Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At March 31, 1999, the fair value of the Company's Cap Agreements was $2.4 million, $5.7 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of March 31, 1999:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)


  Hedged      Weighted    Cap Agreement                    Weighted
ARM Assets     Average      Notional                       Average
Balance (1)   Life Cap     Balance (2)    Strike Price   Remaining Term
------------  ---------  ---------------  -------------  --------------
$     25,899      8.00%  $        26,000          7.10%       4.0 Years
     424,906      9.25           424,545          7.50        1.1
     527,560     10.37           531,040          8.00        3.0
     168,873     10.97           171,148          8.50        1.0
     266,892     11.37           264,404          9.00        0.7
     145,494     11.73           141,675          9.50        1.5
     305,879     12.23           307,256         10.00        3.2
     384,052     12.30           384,889         10.50        1.8
     242,675     12.70           241,757         11.00        4.0
     545,516     13.15           546,464         11.50        3.3
     251,526     14.40           413,064         12.00        2.5
      48,466     16.40           160,914         12.50        1.2
           -         -            86,513         13.00        0.9
------------  ---------  ---------------  -------------  --------------
$  3,337,738     11.78%  $     3,699,669          9.99%       2.3 Years
============  =========  ===============  =============  ==============

(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.
(2) As of March 31, 1999, the Company was $361.9 million over hedged, primarily because of the ARM asset sales that occurred during the fourth quarter of 1998. The Company has retained these Cap Agreements to hedge its future acquisitions which it expects to make during 1999. The retained Cap Agreements have no carrying value.

On December 18, 1998, the Company issued $1.1 billion of Notes to finance certain ARM assets, primarily ARM loans. Under this financing structure, the financing of the ARM assets that collateralize the Notes is not subject to margin calls as is the case when financing such assets in the reverse repurchase agreement market and, in general, such financing structures do not require as much capital as other financing alternatives such as whole loan financing lines of credit or reverse repurchase agreements. In December, when the Company was issuing the Notes, the cost of such financing was unusually high. As a result, the Company negotiated a Note structure that provided the Company the right to call the Notes, at par, on a monthly basis. Early in 1999, as expected, the market for re-issuing the Notes improved and the Company began increasing its liquidity by temporarily ceasing its asset acquisition strategies. During the first quarter, it became apparent to management that the Company had an opportunity to negotiate a modification of the Notes with the holders of the Notes, thereby avoiding the need for increased liquidity to call the Notes. Effective March 25, 1999, the Company negotiated a modification of these Notes that reduced the interest rate on the Notes from one-month LIBOR plus 0.70% to one-month LIBOR plus 0.38% and eliminated the Company's right to call the Notes until the underlying ARM assets are paid down to 25% of their original amount collateralizing the Notes. The modification also eliminated the scheduled step-up in the interest rate that was to take effect after November 1999.

As of March 31, 1999, the Company was a counterparty to fourteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $499.8 million. As of March 31, 1999, these Swaps had a weighted average remaining term of 2.9 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to five years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of March 31, 1999 was 4.1 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements. These other swap agreements terminate on average in 2.9 years during the remaining fixed term of the Hybrid ARMs, which is approximately one additional year beyond the average termination date of the Swap Agreements that were in effect as of March 31, 1999.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  1999

For the quarter ended March 31, 1999, the Company's net income was $4,599,000, or $0.14 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $10,496,000, or $0.42 per share (Basic and Diluted EPS), based on a weighted average of 20,797,000 shares outstanding for the quarter ended March 31, 1998. Net interest income for the quarter totaled $6,566,000, compared to $11,426,000 for the same period in 1998. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first three months of 1999, the Company did not record any gain or loss from the sale of ARM securities compared to a gain of $1,528,000 during the same period of 1998. Additionally, during the first quarter of 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $686,000 for potential credit losses, compared to $387,000 during the first quarter of 1998. During the first quarter of 1999, the Company incurred operating expenses of $1,281,000, consisting of a base management fee of $1,018,000 and other operating expenses of $263,000. During the same period of 1998, the Company incurred operating expenses of $2,071,000, consisting of a base management fee of $1,028,000, a performance-based fee of $759,000 and other operating expenses of $284,000. Total operating expenses decreased as a percentage of average assets to 0.12% for the three months ended March 31, 1999, compared to 0.16% for the same period of 1998.

The Company's return on average common equity was 3.60% for the quarter ended March 31, 1999 compared to 10.9% for the quarter ended March 31, 1998 and compared to -1.95% for the prior quarter ended December 31, 1998. The Company's return on equity began to improve in this past quarter compared to the prior quarter primarily because the Company's net interest spread has begun to improve and because the Company did not experience any losses from asset sales in the first quarter of 1999 as it had in the prior quarter ended December 31, 1998.

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

                                       COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                                     ROE in
                                                                                                                    Excess of
                  Net                   Gain (Loss)                                             Net      10-Year     10-Year
               Interest    Provision      on ARM         G & A      Performance   Preferred   Income/   US Treas.   US Treas.
For The         Income/   For Losses/     Sales/     Expense (2)/       Fee/      Dividend/    Equity    Average     Average
Quarter Ended   Equity       Equity       Equity        Equity         Equity       Equity     (ROE)      Yield       Yield
-------------  ---------  ------------  -----------  -------------  ------------  ----------  --------  ----------  ----------
Mar 31, 1997      18.85%         0.32%        0.01%          1.65%         1.43%       2.07%    13.40%       6.55%       6.85%
Jun 30, 1997      19.48%         0.34%        0.03%          1.81%         1.25%       2.67%    13.45%       6.71%       6.74%
Sep 30, 1997      17.66%         0.30%        0.45%          1.64%         1.24%       2.23%    12.70%       6.26%       6.44%
Dec 31, 1997      15.62%         0.33%        1.06%          1.59%         1.01%       2.12%    11.63%       5.92%       5.71%
Mar 31, 1998      14.13%         0.48%        1.89%          1.62%         0.94%       2.06%    10.91%       5.60%       5.31%
Jun 30, 1998       9.15%         0.53%        1.76%          1.58%            -        1.96%     6.83%       5.60%       1.23%
Sep 30, 1998       6.82%         0.66%        0.89%          1.54%            -        1.97%     3.54%       5.24%      -1.70%
Dec 31, 1998       7.27%         0.76%       -4.88%          1.57%            -        2.01%    -1.95%       4.66%      -6.61%
Mar 31, 1999       8.07%         0.84%           -           1.58%            -        2.05%     3.60%       4.98%      -1.38%

(1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)     Excludes  performance  fees.

The decline in the Company's return on common equity in the first quarter of 1999, compared to the first quarter of 1998, is primarily due to the decline in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities, an increase in the Company's provision for losses, and the lack of any gains from the sale of ARM assets in the first quarter of 1999. These negative impacts on the Company's return on equity were partially offset by the elimination of any performance fee to the Manager and a slight reduction in other expenses.

The following table presents the components of the Company's net interest income for the quarters ended March 31, 1999 and 1998:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)


                                        1999      1998
                                      --------  --------
Coupon interest income on ARM assets  $69,991   $86,284
Amortization of net premium            (9,768)   (9,207)
Amortization of Cap Agreements         (1,345)   (1,364)
Amort. of deferred gain from hedging      325       463
Cash and cash equivalents                 442       139
                                      --------  --------
     Interest income                   59,645    76,315
                                      --------  --------

Reverse repurchase agreements          35,366    64,676
AAA notes payable                      16,351         -
Other borrowings                           39       188
Interest rate swaps                     1,323        25
                                      --------  --------
     Interest expense                  53,079    64,889
                                      --------  --------

Net interest income                   $ 6,566   $11,426
                                      ========  ========

As presented in the table above, the Company's net interest income decreased by $4.9 million in the first quarter of 1999 compared to the first three months of 1998. The most significant causes are: (1) the Company's average interest coupon on its ARM portfolio was 7.12% during the first three months of 1999 compared to 7.51% during the same period in 1998; and (2) the Company's ARM portfolio paid off at an annualized CPR of 29% during the first quarter of 1999 compared to 27% during the same quarter of 1998, increasing the amortization of the net premium. These items were partially offset by a lower cost of funds on the Company's borrowings which was 5.56% during the first quarter of 1999 compared to 5.79% during the first quarter of 1998.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended March 31, 1999 and 1998:

                             AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                            For the Year Ended      For the Year Ended
                                              March 31, 1999          March 31, 1998
                                          ----------------------  ----------------------
                                           Average    Effective    Average    Effective
                                           Balance       Rate      Balance       Rate
                                          ----------  ----------  ----------  ----------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $4,166,311       5.68%  $4,847,193       6.29%
     Cash and cash equivalents                30,044       5.88       12,546       4.42
                                          ----------  ----------  ----------  ----------
                                           4,196,355       5.69    4,859,739       6.28
                                          ----------  ----------  ----------  ----------
Interest Bearing Liabilities:
     Borrowings                            3,815,961       5.56    4,479,208       5.79

                                          ----------  ----------  ----------  ----------
Net Interest Earning Assets and Spread    $  380,394       0.13%  $  380,531       0.49%
                                          ==========  ==========  ==========  ==========

Yield on Net Interest Earning Assets (1)                   0.63%                   0.94%
                                                      ==========              ==========

(1)  Yield  on  Net  Interest  Earning  Assets is computed by dividing annualized net interest  income  by  the  average  daily  balance  of  interest  earning  assets.

As a result of the yield on the Company's interest-earning assets declining to 5.69% during the first three months of 1999 from 6.28% during the same period of 1998 and the Company's cost of funds decreasing to 5.56% from 5.79% during the same time periods, net interest income decreased by $4,860,000. This decrease in net interest income is primarily a rate variance and to a lesser extent a volume variance. There was a net unfavorable rate variance of $4,668,000, primarily due to an unfavorable rate variance of $7,252,000 on the Company's ARM assets portfolio and other interest-earning assets, which was partially offset by a favorable rate variance on borrowings that increased net interest income by $2,584,000. The decreased average size of the Company's portfolio during the first quarter of 1999 compared to the same period in 1998 decreased net interest income in the amount of $192,000. The average balance of the Company's interest-earning assets was $4.196 billion during the first three months of 1999, compared to $4.860 billion during the first three months of 1998 -- a decrease of 14%. The Company allowed its portfolio to decrease during the first quarter of 1999 in order to increase liquidity in anticipation of calling its collateralized AAA notes. Now that the Company has negotiated a modification of the Notes, the Company has begun to acquire assets in order to utilize its unused leverage capacity.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

               COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                        (Dollar amounts in millions)

               Average                 ARM  Assets              Yield on                           Yield  on
                         -------------------------------------
               Interest     Wgt. Avg.     Weighted              Interest                    Net   Net Interest
As of the       Earning   Fully Indexed    Average     Yield    Earning      Cost of     Interest   Earning
Quarter Ended   Assets        Coupon       Coupon    Adj. (2)    Assets       Funds       Spread     Assets
-------------  ---------  --------------  ---------  ---------  --------  -------------  ---------  --------
Mar 31, 1997   $ 2,950.6           7.93%      7.53%      0.89%     6.65%          5.67%      0.98%     1.54%
Jun 30, 1997     3,464.1           7.75%      7.57%      0.90%     6.67%          5.77%      0.90%     1.39%
Sep 30, 1997     4,143.7           7.63%      7.65%      1.07%     6.58%          5.79%      0.79%     1.22%
Dec 31, 1997     4,548.9           7.64%      7.56%      1.18%     6.38%          5.91%      0.47%     0.96%
Mar 31, 1998     4,859.7           7.47%      7.47%      1.23%     6.24%          5.74%      0.50%     0.92%
Jun 30, 1998     4,918.3           7.51%      7.44%      1.50%     5.94%          5.81%      0.13%     0.56%
Sep 30, 1998     4,963.7           6.97%      7.40%      1.52%     5.88%          5.78%      0.09%     0.46%
Dec 31, 1998     4,526.2           6.79%      7.28%      1.42%     5.86%          5.94%     -0.08%     0.61%
Mar 31, 1999     4,196.4           6.85%      7.03%      1.31%     5.71%          5.36%      0.35%     0.63%

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


                COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS


                            Impact of                    Amort. of
                Premium/    Principal                  Deferred Gain     Total
As of the       Discount    Payments       Hedging      from Hedging     Yield
Quarter Ended    Amort.    Receivable      Activity       Activity     Adjustment
-------------  ----------  -----------  --------------  -------------  -----------
Mar 31, 1997        0.63%        0.13%           0.19%        (0.07)%        0.89%
Jun 30, 1997        0.66%        0.13%           0.16%        (0.05)%        0.90%
Sep 30, 1997        0.85%        0.12%           0.15%        (0.05)%        1.07%
Dec 31, 1997        0.94%        0.14%           0.14%        (0.04)%        1.18%
Mar 31, 1998        0.98%        0.16%           0.13%        (0.04)%        1.23%
Jun 30, 1998        1.24%        0.17%           0.13%        (0.04)%        1.50%
Sep 30, 1998        1.25%        0.18%           0.13%        (0.04)%        1.52%
Dec 31, 1998        1.18%        0.14%           0.14%        (0.04)%        1.42%
Mar 31, 1999        1.09%        0.10%           0.15%        (0.03)%        1.31%

As of March 31, 1999, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 5.72%, compared to 5.86% as of December 31, 1998-- a decrease of 0.14%. The Company's cost of funds as of March 31, 1999, was 5.36%, compared to 5.94% as of December 31, 1998 -- a decrease of 0.58%. As a result of these changes, the Company's net interest spread as of March 31, 1999 was 0.35%, compared to negative 0.08% as of December 31, 1998. The improvement in the net interest spread is largely attributable to the decline in the cost of the Company's borrowings which is primarily the result of both negotiating a modification of the Notes that reduced their cost to a spread over one-month LIBOR of 0.38% from 0.70% and a reduction of the cost of the Company's reverse repurchase agreements to a weighted average rate of 5.10% as of quarter-end from a weighted average borrowing rate of 5.62% as of 1998 year-end. This decrease in the borrowing rate on reverse repurchase agreements reflects the reduction of LIBOR rates since year-end. The modification of the Notes occurred close to quarter-end, so the modification of the Notes had little effect on the Company's cost of funds during the first quarter of 1999, but the entire second quarter of 1999 will benefit from the modification. Net of the amortization of the cost of the modification, the Company expects to realize a benefit of approximately $0.03 per common share during the second quarter of 1999.

The Company's spreads and net interest income have been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This has negatively impacted the Company because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During this period of time, U.S. Treasury rates decreased significantly whereas LIBOR did not decrease to the same degree. As a result, the Company had been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Over recent months, the relationship between U.S. Treasury rates and LIBOR has improved, although the Company does not know if this improvement will continue or revert back to the relationship that existed during 1998. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 34.8% at March 31, 1999 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES


                                                           Average Spread
                                                           Between 1 Year
                                                           U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Index to
                        U.S. Treasury     Month LIBOR       Month LIBOR       U.S. Treasury
For the Year Ended      Rates During      Rates During      Rates During     Rates at End of
December 31,               Period            Period            Period             Period
---------------------  ---------------  ----------------  ----------------  ------------------
1993                             3.43%             3.25%             0.18%                20.9
1994                             5.32              4.61              0.71                 15.5
1995                             5.94              6.01             -0.07                 19.3
1996                             5.52              5.48              0.04                 45.4
1997                             5.63              5.69             -0.06                 49.0
1998                             5.05              5.57             -0.52                 34.7

For the Quarter Ended
---------------------
Mar 31, 1998                     5.32              5.66             -0.34                 44.3
Jun 30, 1998                     5.41              5.68             -0.27                 38.8
Sep 30, 1998                     5.10              5.62             -0.52                 37.5
Dec 31, 1998                     4.39              5.32             -0.93                 34.7
Mar 31, 1999                     4.67              4.98             -0.31                 34.8


During the first three months of 1999, the Company did not sell any ARM assets and therefore did not record any gain or loss from the sale of ARM assets. During the same period of 1998, the Company realized a net gain from the sale of ARM assets in the amount of $1,528,000.

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on an annualized rate of 0.15% on the outstanding principal balance of loans as of each month-end, subject to certain adjustments as discussed above. As of March 31, 1999, the Company's whole loans, including those held as collateral for the AAA notes payable, accounted for 29.0% of the Company's portfolio of ARM assets compared to 4.7% as of March 31, 1998. To date, the Company has not experienced any actual losses in its whole loan portfolio, but based on industry standards, losses are expected and are being provided for as the portfolio ages.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                            Quarters Ending March 31,
                                            -------------------------
                                                 1999      1998
                                               --------  --------
Net income                                     $ 4,599   $10,496
 Additions:
 Provision for credit losses                       686       387
 Net compensation related items                     85      (280)
   Deductions:
        Dividend on Series A Preferred Shares   (1,670)   (1,670)
       Actual credit losses on ARM securities     (175)     (565)
                                               --------  --------
Taxable net income                             $ 3,525   $ 8,368
                                               ========  ========

For the quarter ended March 31, 1999, the Company's ratio of operating expenses to average assets was 0.12% compared to 0.16% for the same quarter in 1998. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 1999, the Company did not pay the Manager a performance fee in accordance with the terms of the Management Agreement. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS


               Management Fee &         Total
For The         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1997               0.14%              0.11%            0.25%
Jun 30, 1997               0.13%              0.09%            0.22%
Sep 30, 1997               0.12%              0.09%            0.21%
Dec 31, 1997               0.12%              0.05%            0.17%
Mar 31, 1998               0.10%              0.06%            0.16%
Jun 30, 1998               0.10%                 -             0.10%
Sep 30, 1998               0.10%                 -             0.10%
Dec 31, 1998               0.11%                 -             0.11%
Mar 31, 1999               0.12%                 -             0.12%

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended March 31, 1999 consisted of reverse repurchase agreements, which totaled $2.644 billion, and callable AAA notes, which had a balance of $1.052 billion. The Company's other significant source of funds for the quarter ended March 31, 1999 consisted of payments of principal and interest from its ARM assets in the amount of $490.6 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at March 31, 1999, had a weighted average effective cost of 5.22%. The reverse repurchase agreements had a weighted average remaining term to maturity of 1.6 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of March 31, 1999, $993.4 million of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to two years. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on March 31, 1999, had borrowed funds with 12 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. During the first quarter of 1999, the Company increased its level of liquidity and the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of March 31, 1999, the Company had $1.1 billion of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of March 31, 1999, the Company had one whole loan financing facility with a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. The Company had no balance borrowed against this facility as of March 31, 1999. This facility matures on January 8, 2000. During April 1999, the Company entered into an additional one-year whole loan financing facility with an uncommitted capacity of $300 million.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of March 31, 1999, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first three months of 1999. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first quarter of 1999, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by home owners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally consider U.S. Treasury instruments to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can increase or decrease depending on the relationship between the various indices to which the Company's ARM assets are indexed, compared to changes in the Company's cost of funds.

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

OTHER  MATTERS

As of March 31, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 98.7% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.3% of its 1999 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART  II.     OTHER  INFORMATION

Item  1.  Legal  Proceedings
               At March 31, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.  Changes  in  Securities
               Not  applicable

Item  3.  Defaults  Upon  Senior  Securities
               Not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
               Not  applicable

Item  5.  Other  Information
               None

Item  6.  Exhibits  and  Reports  on  Form  8-K:

          (a)  Exhibits
                 None

          (b)  Reports  on  Form  8-K
                 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                THORNBURG  MORTGAGE  ASSET  CORPORATION



Dated:  April 28, 1999          By:  /s/  Larry  A.  Goldstone
                                     -------------------------
                                          Larry  A.  Goldstone
                                          President and Chief Operating Officer
                                          (authorized  officer  of  registrant)




Dated:  April 28, 1999          By:  /s/  Richard  P.  Story
                                     -----------------------
                                          Richard  P.  Story,
                                          Chief Financial Officer and Treasurer
                                          (principal  accounting  officer)