Form 10-Q
period 1999-06-30
THORNBURG MORTGAGE ASSET CORP
filed 1999-08-04
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
  -  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED:     JUNE  30,  1999

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

     (1)  Yes          X          No
                       -
     (2)  Yes          X          No
                       -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common  Stock  ($.01  par  value)     21,489,663  as  of  August  4,  1999

                       THORNBURG MORTGAGE ASSET CORPORATION
                                     FORM 10-Q

                                       INDEX

                                                                              Page
                                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements

    Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 . . .     3

    Consolidated Statements of Operations for the three and six months ended
     June 30, 1999 and June 30, 1998 . . . . . . . . . . . . . . . . . . . .     4

    Consolidated Statements of Shareholders' Equity for the six months
     ended June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . .     5

    Consolidated Statements of Cash Flows for the three and six months ended
     June 30, 1999 and June 30, 1998 . . . . . . . . . . . . . . . . . . . .     6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . . . . .    17

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    34

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .    34

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .    34

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .    34

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .    34

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .    34


  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

  EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)

                                                               June 30, 1999    December 31, 1998
                                                              ---------------  -------------------
ASSETS
  Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
    ARM securities . . . . . . . . . . . . . . . . . . . . .  $    3,452,933   $        3,094,657
    Collateral for collateralized notes. . . . . . . . . . .       1,009,206            1,147,350
    ARM loans held for securitization. . . . . . . . . . . .          12,187               26,410
                                                              ---------------  -------------------
                                                                   4,474,326            4,268,417
                                                              ---------------  -------------------

  Cash and cash equivalents. . . . . . . . . . . . . . . . .          39,746               36,431
  Accrued interest receivable. . . . . . . . . . . . . . . .          32,850               37,939
  Prepaid expenses and other . . . . . . . . . . . . . . . .           7,447                1,846
                                                              ---------------  -------------------
                                                              $    4,554,369   $        4,344,633
                                                              ===============  ===================


LIABILITIES

  Reverse repurchase agreements (Note 3) . . . . . . . . . .  $    3,212,276   $        2,867,207
  Collateralized notes (Note 3). . . . . . . . . . . . . . .         989,848            1,127,181
  Other borrowings (Note 3). . . . . . . . . . . . . . . . .           1,344                2,029
  Accrued interest payable . . . . . . . . . . . . . . . . .          16,616               31,514
  Dividends payable (Note 5) . . . . . . . . . . . . . . . .           1,670                1,670
  Accrued expenses and other . . . . . . . . . . . . . . . .           3,545                3,209
                                                              ---------------  -------------------
                                                                   4,225,299            4,032,810
                                                              ---------------  -------------------

SHAREHOLDERS' EQUITY (Note 6)

  Preferred stock: par value $.01 per share;
    2,760 shares authorized; 9.68% Cumulative
    Convertible Series A, 2,760 and 2,760 issued
    and outstanding, respectively; aggregate
    preference in liquidation $69,000. . . . . . . . . . . .          65,805               65,805
  Common stock: par value $.01 per share;
    47,240 shares authorized, 21,990 and 21,990 shares
    issued and 21,490 and 21,490 outstanding, respectively .             220                  220
  Additional paid-in-capital . . . . . . . . . . . . . . . .         341,890              341,756
  Accumulated other comprehensive income (loss). . . . . . .         (63,442)             (82,148)
  Notes receivable from stock sales. . . . . . . . . . . . .          (4,632)              (4,632)
  Retained earnings (deficit). . . . . . . . . . . . . . . .          (6,105)              (4,512)
  Treasury stock: at cost, 500 and 500 shares, respectively.          (4,666)              (4,666)
                                                              ---------------  -------------------
                                                                     329,070              311,823
                                                              ---------------  -------------------

        $. . . . . . . . . . . . . . . . . . . . . . . . . .       4,554,369   $        4,344,633
                                                              ===============  ===================

See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION

STATEMENTS  OF  OPERATIONS
 (Amounts  in  thousands,  except  per  share  data)

                                              Three Months Ended      Six Months Ended
                                                    June 30,              June 30,
                                                 1999      1998       1999       1998
                                              ---------  --------  ----------  ---------
Interest income from ARM assets and cash . .  $ 63,087   $73,019   $ 122,732   $149,335
Interest expense on borrowed funds . . . . .   (54,015)  (65,243)   (107,094)  (130,132)
                                              ---------  --------  ----------  ---------
  Net interest income. . . . . . . . . . . .     9,072     7,776      15,638     19,203
                                              ---------  --------  ----------  ---------

Gain on sale of ARM assets . . . . . . . . .        35     1,497          35      3,025
Provision for credit losses. . . . . . . . .      (689)     (453)     (1,375)      (841)
Management fee (Note 7). . . . . . . . . . .    (1,020)   (1,048)     (2,038)    (2,075)
Performance fee (Note 7) . . . . . . . . . .         -         -           -       (759)
Other operating expenses . . . . . . . . . .      (364)     (297)       (627)      (581)
                                              ---------  --------  ----------  ---------

  NET INCOME . . . . . . . . . . . . . . . .  $  7,034   $ 7,475   $  11,633   $ 17,972
                                              =========  ========  ==========  =========


Net income . . . . . . . . . . . . . . . . .  $  7,034   $ 7,475   $  11,633   $ 17,972
Dividend on preferred stock. . . . . . . . .    (1,670)   (1,670)     (3,340)    (3,340)
                                              ---------  --------  ----------  ---------

Net income available to common shareholders.  $  5,364   $ 5,805   $   8,293   $ 14,632
                                              =========  ========  ==========  =========

Basic earnings per share . . . . . . . . . .  $   0.25   $  0.27   $    0.39   $   0.69
                                              =========  ========  ==========  =========

Diluted earnings per share . . . . . . . . .  $   0.25   $  0.27   $    0.39   $   0.69
                                              =========  ========  ==========  =========

Average number of common shares outstanding.    21,490    21,796      21,490     21,299
                                              =========  ========  ==========  =========

See  Notes  to  Financial  Statements.

THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Six Months Ended June 30, 1999 and 1998
(In thousands, except share data)

                                                                  Accum.      Notes
                                                                   Other     Receiv-
                                                     Additional   Compre-   able From  Retained              Compre-
                                Preferred  Common     Paid-in     hensive     Stock    Earnings/  Treasury   hensive
                                 Stock      Stock     Capital     Income      Sales    (Deficit)   Stock     Income      Total
                                ---------  --------  ----------  ---------  ---------  ---------  --------  ---------  ----------
Balance, December 31, 1997      $  65,805  $    203  $  315,240  $(19,445)  $  2,698)  $   (951)  $     -              $ 358,154
Comprehensive income:
   Net income                                                                            17,971             $ 17,971      17,971
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment,
       of amortization                  -         -           -   (10,875)         -          -         -    (10,875)    (10,875)
      Deferred gain on sale of
       hedges, net of                   -         -           -      (909)         -          -         -       (909)       (909)
                                                                                                            --------
   Other comprehensive income                                                                               $  6,187
Issuance of common                                                                                          ========
      stock  (Note 5)                            17      26,261               (1,934)                                     24,344
Dividends declared on preferred
   stock - $1.21 per share              -         -           -         -          -     (3,340)        -                 (3,340)
Dividends declared on common
   stock - $0.675 per share             -         -           -         -          -    (14,513)        -                (14,513)
                                ---------  --------  ----------  ---------  ---------  ---------  --------             ----------
Balance, June 30, 1998          $  65,805  $    220  $  341,501  $(31,229)  $ (4,632)  $   (833)  $     -              $ 370,832
                                =========  ========  ==========  =========  =========  =========  ========             ==========

Balance, December 31, 1998      $  65,805  $    220  $  341,756  $(82,148)  $ (4,632)  $ (4,512)  $(4,666)             $ 311,823

Comprehensive income:
   Net income                                                                            11,633             $ 11,633      11,633
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment,
       of amortization                  -         -           -    19,131          -          -         -     19,131      19,131
      Deferred gain on sale of
       hedges, net of                   -         -           -      (425)         -          -         -       (425)       (425)
                                                                                                            --------
   Other comprehensive income                                                                               $ 30,339
Interest from notes receivable                                                                              ========
     stock sales                                            134                                                              134
Dividends declared on preferred
   stock - $1.21 per share              -         -           -          -          -    (3,340)        -                 (3,340)
Dividends declared on common
   stock - $0.46 per share              -         -           -          -          -    (9,886)        -                 (9,886)
                                ---------  --------  ----------  ---------  ---------  ---------  --------             ----------
Balance, June 30, 1999          $  65,805  $    220  $  341,890  $(63,442)  $ (4,632)  $ (6,105)  $(4,666)             $ 329,070
                                =========  ========  ==========  =========  =========  =========  ========             ==========

See Notes to Consolidated Financial Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION

STATEMENTS  OF  CASH  FLOWS
(In  thousands)
                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                          1999        1998        1999         1998
                                                       ----------  ----------  ----------  ------------
Operating Activities:
  Net Income. . . . . . . . . . . . . . . . . . . . .  $   7,034   $   7,475   $  11,633   $    17,972
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization. . . . . . . . . . . . . . . . . . . .      8,976      13,054      19,772        23,161
  Net (gain) loss from investing activities . . . . .        654      (1,044)      1,340        (2,185)
  Change in assets and liabilities:
  Accrued interest receivable . . . . . . . . . . . .     (2,982)     (1,337)      5,089        (2,235)
  Receivable for assets sold. . . . . . . . . . . . .          -     (39,991)          -       (39,991)
  Prepaid expenses and other. . . . . . . . . . . . .     (2,081)        225      (5,601)       (2,157)
  Accrued interest payable. . . . . . . . . . . . . .      5,248      10,677     (14,898)      (10,945)
  Accrued expenses and other. . . . . . . . . . . . .        805         115         336           111
                                                       ----------  ----------  ----------  ------------
  Net cash provided by (used in) operating activities     17,654     (10,826)     17,671       (16,269)
                                                       ----------  ----------  ----------  ------------

Investing Activities:
  Available-for-sale ARM securities:
  Purchases . . . . . . . . . . . . . . . . . . . . .   (839,360)   (459,050)   (939,067)   (1,152,794)
  Proceeds on sales . . . . . . . . . . . . . . . . .      6,574     141,687       6,574       333,512
  Proceeds from calls . . . . . . . . . . . . . . . .      4,126      60,900       4,126       115,779
  Principal payments. . . . . . . . . . . . . . . . .    241,161     451,193     579,621       781,729
  Held-to-maturity ARM securities:
  Principal payments. . . . . . . . . . . . . . . . .          -           -           -        15,152
Collateral for collateralized notes:
  Principal payments. . . . . . . . . . . . . . . . .     62,515           -     135,773             -
  ARM Loans:
  Purchases . . . . . . . . . . . . . . . . . . . . .          -    (373,947)          -      (493,972)
  Principal payments. . . . . . . . . . . . . . . . .      1,476      21,429       6,568        32,663
  Sales . . . . . . . . . . . . . . . . . . . . . . .          -       2,043           -         2,043
  Purchase of interest rate cap agreements. . . . . .       (441)       (248)     (1,910)         (542)
                                                       ----------  ----------  ----------  ------------
  Net cash provided by (used in) investing activities   (523,949)   (155,993)   (208,315)     (365,430)
                                                       ----------  ----------  ----------  ------------

Financing Activities:
  Net borrowings from reverse repurchase agreements .    568,427     171,609     345,069       371,538
  Repayments of collateralized notes. . . . . . . . .    (62,581)     (1,353)   (137,333)       (2,210)
  Repayments of other borrowings. . . . . . . . . . .       (602)     (1,353)       (685)       (2,210)
  Proceeds from common stock issued . . . . . . . . .          -       8,054           -        24,344
  Dividends paid. . . . . . . . . . . . . . . . . . .     (6,613)     (9,641)    (13,226)      (21,397)
  Interest from notes receivable from stock sales . .         68           -         134             -
                                                       ----------  ----------  ----------  ------------
  Net cash provided by (used in) financing activities    498,699     168,669     193,959       372,275
                                                       ----------  ----------  ----------  ------------

Net increase (decrease) in cash and cash equivalents.     (7,596)      1,850       3,315        (9,424)

Cash and cash equivalents at beginning of period. . .     47,342       2,506      36,431        13,780
                                                       ----------  ----------  ----------  ------------
Cash and cash equivalents at end of period. . . . . .  $  39,746   $   4,356   $  39,746   $     4,356
                                                       ==========  ==========  ==========  ============

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

ADJUSTABLE-RATE  MORTGAGE  ASSETS

     The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which also consists of ARM securities and ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable-rate for their remaining term to maturity.

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

ARM asset transactions are recorded on the date the ARM assets are purchased or sold. Purchases of new issue ARM securities and all ARM loans are recorded when all significant uncertainties regarding the characteristics of the assets are removed and, in the case of loans, underwriting due diligence has been completed, generally shortly before the settlement date. Realized gains and losses on ARM asset transactions are determined on the specific identification basis.

CREDIT  RISK

The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Moody's Investor Services, Inc. or Standard & Poor's, Inc. (the "Rating Agencies"). Additionally, the Company has also purchased ARM loans and limits its exposure to credit losses by restricting its whole loan purchases to ARM loans generally originated to "A" quality underwriting standards or loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit losses by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio, including the subordinate securities retained as part of the Company's securitization of loans into AAA securities.

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

DERIVATIVE  FINANCIAL  INSTRUMENTS

INTEREST  RATE  CAP  AGREEMENTS

The Company purchases interest rate cap agreements (the "Cap Agreements") to manage interest rate risk. To date, most of the Cap Agreements purchased limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. The Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. In similar fashion, the Company has purchased Cap Agreements to limit the financing rate of the Hybrid ARMs during their fixed rate term, generally for three to ten years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

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

All Swap Agreements are classified as a liability hedge against the Company's borrowings. As a result, the unrealized gains and losses on Swap Agreements are off balance sheet and are reported in the Company's Notes to Financial Statements.

OTHER  HEDGING  ACTIVITY

The Company also enters into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. In doing so, the Company hedges the cost of obtaining fixed rate financing, which is obtained and priced at the time of the purchase of the Hybrid ARM, such that the cost of the fixed rate financing closely approximates the cost available to the Company at the time the Company committed to the purchase of the Hybrid ARM. The Company generally does this by entering into a commitment to sell similar duration fixed-rate FNMA mortgage-backed securities ("MBS") on the trade date and settles the commitment by purchasing the same fixed-rate FNMA MBS on the purchase date. Realized gains and losses are deferred and amortized as a yield adjustment over the fixed rate period of the financing.

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

Following is information about the computation of the earnings per share data for the three and six month periods ended June 30, 1999 and 1998 (amounts in thousands except per share data):

                                                         Earnings
                                    Income     Shares    Per Share
                                  ----------  ---------  ----------

Three Months Ended June 30, 1999
--------------------------------
Net income . . . . . . . . . . .  $   7,034

Less preferred stock dividends .     (1,670)
                                  ----------
Basic EPS, income available to
 common shareholders . . . . . .      5,364      21,490  $     0.25
                                                         ==========
Effect of dilutive securities:

 Stock options . . . . . . . . .          -           7
                                  ----------  ---------
Diluted EPS. . . . . . . . . . .  $   5,364      21,497  $     0.25
                                  ==========  =========  ==========

Three Months Ended June 30, 1998
--------------------------------
Net income . . . . . . . . . . .  $   7,475

Less preferred stock dividends .     (1,670)
                                  ----------
Basic EPS, income available to
 common stockholders . . . . . .      5,805      21,796  $     0.27
                                                         ==========
Effect of dilutive securities:

 Stock options . . . . . . . . .          -           -
                                  ----------  ---------
Diluted EPS. . . . . . . . . . .  $   5,805      21,796  $     0.27
                                  ==========  =========  ==========

                                                         Earnings
                                    Income     Shares    Per Share
                                  ----------  ---------  ----------

Six Months Ended June 30, 1999
--------------------------------
Net income . . . . . . . . . . .  $  11,633

Less preferred stock dividends .     (3,340)
                                  ----------
Basic EPS, income available to
 common shareholders . . . . . .      8,293      21,490  $     0.39
                                                         ==========
Effect of dilutive securities:

 Stock options . . . . . . . . .          -           2
                                  ----------  ---------
Diluted EPS. . . . . . . . . . .  $   8,293      21,492  $     0.39
                                  ==========  =========  ==========
Six Months Ended June 30, 1998
--------------------------------
Net income . . . . . . . . . . .  $  17,972

Less preferred stock dividends .     (3,340)
                                  ----------
Basic EPS, income available to
 common stockholders . . . . . .     14,632      21,299  $     0.69
                                                         ==========
Effect of dilutive securities:

 Stock options . . . . . . . . .          -           3
                                  ----------  ---------
Diluted EPS. . . . . . . . . . .  $  14,632      21,302  $     0.69
                                  ==========  =========  ==========

The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 141,779 and 42,784 shares of common stock at average prices of $9.0625 and $15.99 per share during the six months ended June 30, 1999 and 1998, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

June 30, 1999:
                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,405,554   $       995,041   $   12,173   $4,412,768
Net unamortized premium . . .           81,137            15,071          103       96,311
Deferred gain from hedging. .             (450)                -            -         (450)
Allowance for losses. . . . .           (1,356)           (1,479)         (89)      (2,924)
Cap agreements. . . . . . . .            7,516               380            -        7,896
Principal payment receivable.           25,063               193            -       25,256
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net . . . .        3,517,464         1,009,206       12,187    4,538,857
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains. . . .            7,750                31           83        7,864
Gross unrealized losses . . .          (72,281)           (7,176)          (1)     (79,458)
                               ----------------  ----------------  -----------  -----------
  Fair value. . . . . . . . .  $     3,452,933   $     1,002,061   $   12,269   $4,467,263
                               ================  ================  ===========  ===========
  Carrying value. . . . . . .  $     3,452,933   $     1,009,206   $   12,187   $4,474,326
                               ================  ================  ===========  ===========

December 31, 1998:
                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,070,107   $     1,131,007   $   26,161   $4,227,275
Net unamortized premium . . .           86,956            17,112          324      104,392
Deferred gain from hedging. .             (613)                -            -         (613)
Allowance for losses. . . . .           (1,242)             (729)         (75)      (2,046)
Cap agreements. . . . . . . .            8,302               440            -        8,742
Principal payment receivable.           14,330                 -            -       14,330
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net . . . .        3,177,840         1,147,830       26,410    4,352,080
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains. . . .            1,070                38           53        1,161
Gross unrealized losses . . .          (84,253)           (7,606)         (87)     (91,946)
                               ----------------  ----------------  -----------  -----------
  Fair value. . . . . . . . .  $     3,094,657   $     1,140,262   $   26,376   $4,261,295
                               ================  ================  ===========  ===========
  Carrying value. . . . . . .  $     3,094,657   $     1,147,350   $   26,410   $4,268,417
                               ================  ================  ===========  ===========

During the quarter ended June 30, 1999, the Company realized $35,000 in gains on the sale of $6.5 million of ARM securities. During the same period of 1998, the Company realized $1,712,000 in gains and $215,000 in losses on the sale of $142.2 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

Since the Company did not sell any ARM assets in the first quarter of 1999, the gains realized during the six months ended June 30, 1998 are the same as for the three month period. During the same six month period of 1998, the Company realized $3,498,000 in gains and $473,000 in losses on the sale of $332.5 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

As of June 30, 1999, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,356,000. At June 30, 1999, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $10.7 million, which represent less than 0.2% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first six months of 1999, the Company, in accordance with its credit policies, recorded a $764,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

The following tables summarize ARM loan delinquency information as of June 30, 1999 and December 31, 1998 (dollar amounts in thousands):

  June 30, 1999
------------------
                      Loan     Loan   Percent of   Percent of
Delinquency Status    Count  Balance  ARM Loans   Total Assets
                     ------  -------  ----------  ------------
  30 to 59 days . .       2  $ 1,885       0.16%         0.04%
  60 to 89 days . .       2      765       0.06          0.02
  90 days or more .       3    4,802       0.40          0.10
  In foreclosure. .       4      821       0.07          0.02
  Real estate owned       1       55       0.00          0.00
                     ------  -------  ----------  ------------
                         12  $ 8,328       0.69%         0.18%
                     ======  =======  ==========  ============

December 31, 1998
------------------
                      Loan     Loan   Percent of   Percent of
Delinquency Status    Count  Balance  ARM Loans   Total Assets
                     ------  -------  ----------  ------------
  30 to 59 days .         4  $ 1,138       0.11%         0.03%
  60 to 89 days .         2      423       0.04          0.01
  90 days or more         1    3,450       0.32          0.08
  In foreclosure.         5    1,097       0.10          0.02
                     ------  -------  ----------  ------------
                         12  $ 6,108       0.57%         0.14%
                     ======  =======  ==========  ============

The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended June 30, 1999 and 1998 (dollar amounts in thousands):

                       1999   1998
                      ------  -----
Beginning balance. .  $  804  $  42
Provision for losses     764    195
Charge-offs, net . .       -      -
                      ------  -----
Ending balance . . .  $1,568  $ 237
                      ======  =====

As of June 30, 1999, the Company had commitments to purchase $176.3 million of ARM securities, $103.8 million of which are ARM loans which are being securitized as part of the purchase agreement. In addition the Company had commitments to purchase $10.3 million of loans through its correspondent loan program which commenced operations on May 15, 1999.

The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 5.74% as of June 30, 1999 and 5.86% as of December 31, 1998.

As of June 30, 1999 and December 31, 1998, the Company had purchased Cap Agreements with a remaining notional amount of $3.425 billion and $4.026 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 5.75% to 13.00% and average approximately 9.74%. Of the Cap Agreements owned by the Company as of June 30, 1999, $154 million are hedging the cost of financing Hybrid ARMs and $3.425 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.71%. The Cap Agreements had an average maturity of 2.2 years as of June 30, 1999. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.100 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM assets and bear interest rates that have historically moved in close relationship to LIBOR.

As of June 30, 1999, the Company had outstanding $3.212 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.15% and a weighted average remaining maturity of 3.8 months. As of June 30, 1999, $1.757 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to fourteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at June 30, 1999 were collateralized by ARM assets with a carrying value of $3.375 billion, including accrued interest.

At June 30, 1999, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days . .  $1,622,964
31 to 89 days. . .     230,381
90 days or greater   1,358,931
                    ----------
                    $3,212,276
                    ==========

As of June 30, 1999, the Company had one whole loan financing facility with a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures on January 8, 2000. During the second quarter of 1999, the Company entered into two additional whole loan financing facilities. One with an uncommitted amount of borrowing capacity of $300 million and one with an unspecified amount of uncommitted borrowing capacity. As of June 30, 1999, the Company has no balance borrowed against any of these whole loan financing facilities.

On December 18, 1998, the Company, through a special purpose finance subsidiary, issued $1.144 billion of callable AAA notes ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. These Notes were issued with call features which provided the Company with the ability to re-issue the debt at better financing terms when and if the market for mortgage-backed debt improved. Effective March 25, 1999, the Company negotiated a modification of these Notes that reduced the interest rate on the Notes from one-month LIBOR plus 0.70% to one-month LIBOR plus 0.38%. The modification also eliminated the scheduled step-up in the interest rate that was to take effect after November 1999. As of June 30, 1999, the Notes had a net balance of $989.8 million, an effective interest cost of 5.67% and were collateralized by ARM loans with a principal balance of $901.9 million and ARM securities with a balance of $125.5 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

As of June 30, 1999, the Company was a counterparty to seventeen interest rate swap agreements ("Swaps") having an aggregate notional balance of $733.7 million. As of June 30, 1999, these Swaps had a weighted average remaining term of 3.4 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 22 days to 283 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. The Swaps at June 30, 1999 were collateralized by ARM assets with a carrying value of $0.9 million, including accrued interest.

As of June 30, 1999, the Company had financed a portion of its portfolio of interest rate cap agreements with $1.3 million of other borrowings which require quarterly or semi-annual payments until the year 2000. These borrowings have a weighted average fixed rate of interest of 7.87% and have a weighted average remaining maturity of 10.8 months. The other borrowings financing cap agreements at June 30, 1999 were collateralized by ARM securities with a carrying value of $2.6 million, including accrued interest. The aggregate maturities of these other borrowings are as follows (dollars in thousands):

          1999 $   712
          2000     632
               -------
               $ 1,344
               =======

The total cash paid for interest was $48.2 million during the quarter ended June 30, 1999.

NOTE  4.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1999 and December 31, 1998. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                     June 30, 1999          December 31, 1998
                                -----------------------  -----------------------
                                 Carrying      Fair       Carrying       Fair
                                  Amount       Value       Amount       Value
                                ----------  -----------  -----------  ----------
Assets:
 ARM assets. . . . . . . . . .  $4,468,436  $4,461,373   $4,266,497   $4,259,374
 Cap Agreements. . . . . . . .       5,890       5,890        1,920        1,920

Liabilities:
 Callable collateralized notes     989,848     989,848    1,127,181    1,127,181
 Other borrowings. . . . . . .       1,344       1,369        2,029        2,077
 Swap agreements . . . . . . .       1,454      (4,525)         (87)       7,326

The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held for the foreseeable future is their amortized cost.

The fair values of the Company's ARM securities and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. The fair values for ARM loans are determined by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregate characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, callable collateralized notes and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

NOTE  5.  COMMON  AND  PREFERRED  STOCK

On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the three or six month periods ended June 30, 1999. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

On January 21, 1999, the Company declared a dividend of $0.23 per common share which was paid on February 18, 1999 to common shareholders of record as of January 29, 1999.

On March 17, 1999, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on April 12, 1999 to preferred shareholders of record as of March 31, 1999.

On April 15, 1999, the Company declared a first quarter 1999 dividend of $0.23 per common share which was paid on May 18, 1999 to common shareholders of record as of April 30, 1999.

On June 15, 1999, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on July 12, 1999 to preferred shareholders of record as of June 30, 1999.

On July 15, 1999, the Company declared a second quarter 1999 dividend of $0.23 per common share which will be paid on August 18, 1999 to common shareholders of record as of July 30, 1999.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE  6.  STOCK  OPTION  PLAN

The Company has a Stock Option and Incentive Plan (the "Plan") which authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs").

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

During the six month period ended June 30, 1999, there were 141,779 options granted to buy common shares at an average exercise price of $9.0625 along with 63,803 DERs. As of June 30, 1999, the Company had 754,181 options outstanding at exercise prices of $9.0625 to $22.625 per share, 496,482 of which were exercisable. The weighted average exercise price of the options outstanding was $15.95 per share. As of the June 30, 1999, there were 144,815 DERs granted, of which 115,835 were vested, and 9,724 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $28,000 and $46,000 for the three and six month periods ended June 30, 1999, respectively.

Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of June 30, 1999, there were $4.6 million of notes receivable from stock sales outstanding.

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

For the quarters ended June 30, 1999 and 1998, the Company paid the Manager $1,020,000 and $1,048,000, respectively, in base management fees in accordance with the terms of the Agreement. For the six month periods ended June 30, 1999 and 1998, the Company paid the Manager base management fees of $2,038,000 and $2,075,000, respectively.

The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended June 30, 1999 and 1998 and for the six month period ended June 30, 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%. For the six month period ended June 30, 1998, the Company paid the Manager an incentive fee of $759,000.

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

In 1998, the Company began investing in hybrid ARM assets ("Hybrid ARMs") which are included in the Company's references to ARM securities and ARM loans. Hybrid ARMs have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of the term of the Hybrid ARM. On July 15, 1999, the Company's Board of Directors expanded the Company's investment policy to allow for the acquisition of Hybrid ARMs with an initial fixed rate period of up to ten years. Previously, the Company's investment policy limited the acquisition of Hybrid ARMs to Hybrid ARMs with initial fixed rate periods of five years or less. To mitigate interest-rate risk, it is the Company's policy to fund the Hybrid ARMs with long-term debt obligations that mature within one year or less of the first interest rate reset date of the Hybrid ARMs.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company's investment policy limits its investment in Hybrid ARMs to no more than 30% of its total investment portfolio, and limits its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to no more than one year. The Company's investment policy further limits its investment in Hybrid ARMs that have a fixed rate period of seven years or greater to no more than 10% of its portfolio.

The Company's investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

(1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;
(2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's Investors Service, Inc. (the "Rating Agencies"); or

(3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by the Company's Board of Directors; or
(4) the portion of ARM or Hybrid ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency.

The remainder of the Company's ARM asset portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

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

FINANCIAL  CONDITION
--------------------

At June 30, 1999, the Company held total assets of $4.554 billion, $4.474 billion of which consisted of ARM assets, as compared to $4.345 billion and $4.268 billion, respectively, at December 31, 1998. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At June 30, 1999, 95.8% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 86.2% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (9.9%) or investments in floating rate classes of CBOs (3.9%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at June 30, 1999 and December 31, 1998 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                       ARM ASSETS BY ISSUER AND CREDIT RATING
                           (Dollar amounts in thousands)

                                   June 30, 1999             December 31, 1998
                             --------------------------  --------------------------
                                Carrying     Portfolio      Carrying     Portfolio
                                 Value          Mix          Value          Mix
                             --------------  ----------  --------------  ----------
HIGH QUALITY:
 FHLMC/FNMA . . . . . . . .  $   2,016,453        45.1%  $   2,072,871        48.6%
 Privately Issued:
   AAA/Aaa Rating . . . . .   1,719,434 (1)       38.4    1,398,659 (1)       32.8
   AA/Aa Rating . . . . . .        541,001        12.1         597,493        14.0
                             --------------  ----------  --------------  ----------
     Total Privately Issued      2,260,435        50.5       1,996,152        46.8
                             --------------  ----------  --------------  ----------

                             --------------  ----------  --------------  ----------
     Total High Quality . .      4,276,888        95.6       4,069,023        95.4
                             --------------  ----------  --------------  ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating . . . . . . . .         54,275         1.2          40,591         1.0
   BBB/Baa Rating . . . . .         83,617         1.8          88,273         2.1
   BB/Ba Rating and Other .      47,359 (1)        1.1       44,120 (1)        0.9
 Whole loans. . . . . . . .         12,187         0.3          26,410         0.6
                             --------------  ----------  --------------  ----------
     Total Other Investment        197,438         4.4         199,394         4.6
                             --------------  ----------  --------------  ----------

     Total ARM Portfolio. .  $   4,474,326       100.0%  $   4,268,417       100.0%
                             ==============  ==========  ==============  ==========

(1)   AAA  Rating  category  includes  $883.5 million and $1.020 billion as of June
30,  1999 and December 31, 1998, respectively, of whole loans that have been credit enhanced  by  an  insurance  policy purchased from a third-party and credit support from an unrated subordinated certificate for $32.4 million included in BB/Ba Rating and  Other  category  and  that  are  held  as  collateral  for callable AAA notes.

As of June 30, 1999, the Company had reduced the cost basis of its ARM securities by $1.4 million due to potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $10.7 million, which represent less than 0.2% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three months ended June 30, 1999, the Company recorded a $384,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of June 30, 1999, the Company's ARM loan portfolio included nine loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $6.4 million. The ARM loan portfolio also includes one real estate property ("REO") that the Company owns as the result of the foreclosure process in connection with one loan in the amount of $55,000. The average original effective loan-to-value ratio of these nine delinquent loans and REO is approximately 66%. The Company estimates that the realizable value of each of the single family homes backing these loans and the REO to be more than the Company's investment in these assets and, therefore, the Company does not currently expect to realize a loss on any of these delinquent loans or REO. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                   ARM ASSETS BY INDEX
                              (Dollar amounts in thousands)

                                               June 30, 1999          December 31, 1998
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR. . . . . . . . . . .  $  709,409       15.9%  $  556,574       13.0%
     Three-month LIBOR. . . . . . . . . .     175,653        3.9      181,143        4.2
     Six-month LIBOR. . . . . . . . . . .     768,134       17.2      939,824       22.0
     Six-month Certificate of Deposit . .     250,688        5.6      313,268        7.3
     Six-month Constant Maturity Treasury      41,078        0.9       49,023        1.2
     One-year Constant Maturity Treasury.   1,452,636       32.5    1,479,054       34.7
     Cost of Funds. . . . . . . . . . . .     244,865        5.5      268,486        6.3
                                           ----------  ----------  ----------  ----------
                                            3,642,463       81.5    3,787,372       88.7
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS . . . . . . . . . . . .     831,863       18.5      481,045       11.3
                                           ----------  ----------  ----------  ----------
                                           $4,474,326      100.0%  $4,268,417      100.0%
                                           ==========  ==========  ==========  ==========

The portfolio had a current weighted average coupon of 6.85% at June 30, 1999. This consisted of an average coupon of 6.73% on the Hybrid ARM portion of the portfolio and an average coupon of 6.86% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed" on June 30, 1999, the weighted average coupon of the non-hybrid portion of the portfolio would have been approximately 7.19%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1998, the ARM portfolio had a weighted average coupon of 7.28%, consisting of an average coupon of 6.96% on the Hybrid ARMs and 7.32% on the remainder of the ARM portfolio. The lower average coupon on the ARM portfolio as of June 30, 1999 compared to December 31, 1998 is primarily the result of the ARM portfolio adjusting to the current lower interest rate market as individual ARM loans and securities reach their scheduled interest rate reset dates.

At June 30, 1999, the current yield of the ARM assets portfolio was 5.74%, compared to 5.86% as of December 31, 1998, with an average term to the next repricing date of 320 days as of June 30, 1999, compared to 253 days as of December 31, 1998. The average term to the next repricing date includes the effect of Hybrid ARMs which have an average remaining fixed-rate term of 3.9 years as of June 30, 1999. The non-hybrid portion of the ARM portfolio has an average next repricing term of 86 days as of June 30, 1999. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The  reduction  in the yield of 0.12% as of June 30, 1999,  compared to December
31, 1998, is due to a number of factors including a 0.43% decrease in the weighted average coupon and an increase in the cost of hedging by 0.01%. These two factors were partially offset by reduced amortization of purchase premiums, which improved by 0.31%, and a 0.01% improvement in the impact of the non-interest earning principal payment receivables.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of June 30, 1999. This information pertains to both the loans held for securitization and the loans held as collateral for the callable AAA notes payable.

                       ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                                Average             High              Low
                                            -------------  -----------------------  -------
  Unpaid principal balance . . . . . . . .  $    273,440   $            3,450,000   $  309
  Coupon rate on loans . . . . . . . . . .          7.23%                    9.63%    5.00%
  Pass-through rate. . . . . . . . . . . .          6.92%                    9.23%    4.61%
  Pass-through margin. . . . . . . . . . .          2.28%                    5.45%    0.75%
  Lifetime cap . . . . . . . . . . . . . .         12.90%                   16.00%    9.50%
  Original Term (months) . . . . . . . . .           339                      480       72
  Remaining Term (months). . . . . . . . .           309                      349       32

  Geographic Distribution (Top 5 States):.                 Property type:
    California . . . . . . . . . . . . . .         21.04%    Single-family           64.13%
    Florida. . . . . . . . . . . . . . . .         11.98     DeMinimus PUD           20.59
    Georgia. . . . . . . . . . . . . . . .          7.02     Condominium              9.45
    New York . . . . . . . . . . . . . . .          6.56     Other                    5.83
    New Jersey . . . . . . . . . . . . . .          4.66

  Occupancy status:. . . . . . . . . . . .                 Loan purpose:
    Owner occupied . . . . . . . . . . . .         83.77%    Purchase                56.25%
    Second home. . . . . . . . . . . . . .         11.30     Cash out refinance      25.76
    Investor . . . . . . . . . . . . . . .          4.93     Rate & term refinance   17.99

  Documentation type:. . . . . . . . . . .                 Periodic Cap:
    Full/Alternative . . . . . . . . . . .         95.46%    None                    57.99%
    Other. . . . . . . . . . . . . . . . .          4.54     3.00%                    0.13
                                                             2.00%                   40.15
  Average effective original . . . . . . .                   1.00%                    0.51
  loan-to-value: . . . . . . . . . . . . .         67.77%    0.50%                    1.22

On May 15, 1999, the Company commenced the operations of its correspondent lending program under which the Company acquires ARM and Hybrid ARM loans that have been originated in conformance with the Company's criteria by a network of correspondent mortgage lenders approved by the Company. The Company has selectively approved ten correspondents and is currently either in discussion or considering the application of sixteen others. The Company reviews the financial strength, the past ability to originate ARM and Hybrid ARM products as well as the credit performance and prepayment characteristics of past originations of a prospective correspondent in making its decision to approve a correspondent. The Company's underwriting guidelines specify that borrowers must be "A" quality only and are generally more restrictive than current FNMA guidelines, other than the size of the loan. Over time, the Company expects that most of the loans acquired through the correspondent lending program will be non-conforming or "Jumbo" loans based on the size of the loan. (Currently, any loan over $240,000 is non-conforming or a "Jumbo" loan). However, most of the loans acquired to date through this program have been conforming. The Company believes that one of the benefits of the correspondent lending program will be the acquisition of loans at prices close to par. In fact, the average price of the loans acquired to date has been at a discount price. Acquiring loans at or below par eliminates the risk of having to write-off the remaining premium balance if a loan prepays sooner than expected and should help to stabilize the Company's net income during periods of rapid prepayment of ARM assets.

During the quarter ended June 30, 1999, the Company purchased $839.4 million of ARM assets, 99.4% of which were High Quality assets. Of these ARM assets acquired, $273.5 million of them were Hybrid ARM loans that were securitized into AAA securities as part of the purchase transaction and $2.0 million were Hybrid ARM loans acquired through the Company's correspondent lending program that commenced operations during the quarter. Of the ARM assets acquired during the three months ended June 30, 1999, approximately 55% were Hybrids ARMs, 24% were indexed to LIBOR, 19% were indexed to U.S. Treasury bill rates and 2% were indexed to a Cost of Funds index.

During the six months ended June 30, 1999, the Company purchased $939.1 million of ARM assets, 97.9% of which were High Quality assets. Of the ARM assets acquired during the first six months of 1999, approximately 49% were Hybrid ARMs, 29% were indexed to LIBOR, 20% were indexed to U.S. Treasury bill rates and the remaining 2% were indexed to a Cost of Funds index.

As of June 30, 1999, the Company had commitments to purchase $176.3 million of ARM securities, $103.8 million of which are ARM loans which are being securitized as part of the purchase agreement. In addition, the Company had commitments to purchase $10.3 million of loans through its correspondent loan program.

During both the three and six month periods ended June 30, 1999, the Company sold only one asset in the amount of $6.5 million for a gain of $35,000. The Company acquires ARM assets for investment purposes only and therefore generally does not realize significant gains and losses from the sale of assets in the normal course of its business. The Company does sell selected assets at times for the purpose of improving long-term portfolio characteristics or to improve liquidity, as part of its ARM portfolio management.

For the quarter ended June 30, 1999, the Company's ARM assets paid down at an approximate average annualized constant prepayment rate of 26% compared to 34% for the quarter ended June 30, 1998 and 29% for the prior quarter ended March 31, 1999. When prepayment experience exceeds expectations, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value price of the Company's portfolio of ARM securities improved by 0.79% from a negative adjustment of 2.62% of the portfolio as of December 31, 1998, to a negative adjustment of 1.83% as of June 30, 1999. The negative adjustment also improved from March 31, 1999 when the price adjustment was 1.99% of the portfolio of ARM securities, although the fair value adjustment on certain assets, particularly Hybrid ARM assets, decreased during the quarter due to concern over rising interest rates. This price improvement from year-end is primarily the result of an improved market for mortgage products in general, as buying and selling activity has picked up during 1999 with the improvement in the outlook regarding prepayments and the financing of mortgage assets, compared to the end of 1998. The amount of the negative adjustment to the fair value of the ARM securities decreased from $83.2 million as of December 31, 1998, to $64.5 million as of June 30, 1999.

The Company has purchased Cap Agreements in order to hedge exposure to changing interest rates. The majority of the Cap Agreements have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At June 30, 1999, the Cap Agreements owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $3.425 billion with an average final maturity of 2.2 years, compared to a remaining notional balance of $4.026 billion with an average final maturity of
2.3 years at December 31, 1998. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 9.91%. The Company has also entered into $154.3 million of Cap Agreements in connection with hedging the fixed rate period of certain of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements which generally corresponds to the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of June 30, 1999 would receive cash payments if one-month LIBOR increases above certain specified levels, which range from 5.75% to 6.00%, and have a remaining average term of 3.9 years. The fair value of Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At June 30, 1999, the fair value of the Company's Cap Agreements was $5.1 million, $2.0 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of June 30, 1999:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

  Hedged      Weighted   Cap Agreement     Weighted
 ARM Assets    Average      Notional        Average
Balance (1)   Life Cap      Balance      Strike Price   Remaining Term
------------  ---------  --------------  -------------  --------------
$     25,909      8.00%  $       26,000          7.10%       3.8 Years
     411,837      8.79          409,218          7.50        0.8
     523,431     10.12          526,781          8.00        2.8
     169,195     11.00          168,932          8.50        0.7
     252,722     11.34          252,738          9.00        0.5
     139,325     11.39          138,471          9.50        1.3
     296,578     11.89          297,776         10.00        2.9
     319,867     12.27          319,352         10.50        1.9
     178,917     12.45          178,570         11.00        5.0
     537,902     12.89          538,035         11.50        3.0
     392,262     13.53          391,647         12.00        2.3
      93,535     14.19           93,896         12.50        1.6
     104,958     16.07           83,508         13.00        0.6
------------  ---------  --------------  -------------  --------------
$  3,446,438     11.71%  $    3,424,924          9.91%       2.2 Years
============  =========  ==============  =============  ==============

-------------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of June 30, 1999, the Company was a counterparty to seventeen interest rate swap agreements ("Swaps") having an aggregate notional balance of $733.7 million. As of June 30, 1999, these Swaps had a weighted average remaining term of 3.4 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. Generally, as the Company enters into a commitment to purchase a Hybrid ARM asset, the Company will simultaneously enter into a transaction to hedge the financing of the Hybrid ARM to achieve a fixed rate during a substantial period of the Hybrid ARMs fixed rate period. At times, since there is a period of time between the commitment date and the actual cash purchase date of the Hybrid ARM, the Company will enter into a short-term hedge transaction on the commitment date in order to achieve a cost of financing on the cash settlement date that approximates the Company's expected cost of financing at the time it entered into the commitment. The Company generally does this by entering into a commitment to sell similar duration fixed-rate FNMA MBS on the trade date and settles the commitment by purchasing the same fixed-rate FNMA MBS on the purchase date. Realized gains and losses are deferred and amortized as a yield adjustment over the fixed rate period of the financing. The Swaps hedge the cost of financing Hybrid ARMs during a substantial period of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of June 30, 1999 was 3.7 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of certain other Swap Agreements. As of June 30, 1999, the Swaps had a fair value of $4.5 million which was $6.0 million higher than their carrying value. Since the Swaps are designated a liability hedge, the unrealized gain of $6.0 million is off balance sheet and is not recorded by the Company as Other Comprehensive Income as part of the Company's shareholders' equity. As of March 31, 1999, the Swaps had a fair value of negative $2.2 million which was $2.1 million less than their carrying value. This improvement in the fair value of the Company's Swaps is a result of rising interest rates and is comparable to the decline in the fair value of the Company's portfolio of Hybrid ARMs.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  1999

For the quarter ended June 30, 1999, the Company's net income was $7,034,000, or $0.25 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $7,475,000, or $0.27 per share (Basic and Diluted EPS), based on a weighted average of 21,796,000 shares outstanding for the quarter ended June 30, 1998. Net interest income for the quarter totaled $9,072,000, compared to $7,776,000 for the same period in 1998. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the three months ended June 30, 1999, the Company recorded $35,000 of gains from the sale of one ARM security compared to a net gain of $1,497,000 during the same period of 1998. Additionally, during the first quarter of 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $689,000 for potential credit losses, compared to $453,000 during the second quarter of 1998. During the second quarter of 1999, the Company incurred operating expenses of $1,384,000, consisting of a base management fee of $1,020,000 and other operating expenses of $364,000. During the same period of 1998, the Company incurred operating expenses of $1,345,000, consisting of a base management fee of $1,048,000 and other operating expenses of $297,000.

The Company's return on average common equity was 6.60% for the quarter ended June 30, 1999 compared to 6.83% for the quarter ended June 30, 1998 and compared to 3.60% for the prior quarter ended March 31, 1999. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income, the Company's core source of income, improved.

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

                                     COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                 ROE in
                                                                                                                Excess of
                  Net                 Gain (Loss)                                           Net      10-Year     10-Year
               Interest    Provision    on ARM       G & A      Performance   Preferred   Income/   US Treas.   US Treas.
   For The      Income/   For Losses/   Sales/   Expense (2)/       Fee/      Dividend/    Equity    Average     Average
Quarter Ended   Equity       Equity     Equity      Equity         Equity       Equity     (ROE)      Yield       Yield
-------------  ---------  ------------  -------  -------------  ------------  ----------  --------  ----------  ----------
Mar 31, 1997.     18.85%         0.32%    0.01%          1.65%         1.43%       2.07%    13.40%       6.55%       6.85%
Jun 30, 1997.     19.48%         0.34%    0.03%          1.81%         1.25%       2.67%    13.45%       6.71%       6.74%
Sep 30, 1997.     17.66%         0.30%    0.45%          1.64%         1.24%       2.23%    12.70%       6.26%       6.44%
Dec 31, 1997.     15.62%         0.33%    1.06%          1.59%         1.01%       2.12%    11.63%       5.92%       5.71%
Mar 31, 1998.     14.13%         0.48%    1.89%          1.62%         0.94%       2.06%    10.91%       5.60%       5.31%
Jun 30, 1998.      9.15%         0.53%    1.76%          1.58%            -        1.96%     6.83%       5.60%       1.23%
Sep 30, 1998.      6.82%         0.66%    0.89%          1.54%            -        1.97%     3.54%       5.24%      -1.70%
Dec 31, 1998.      7.27%         0.76%   -4.88%          1.57%            -        2.01%    -1.95%       4.66%      -6.61%
Mar 31, 1999.      8.07%         0.84%       -           1.58%            -        2.05%     3.60%       4.98%      -1.38%
Jun 30, 1999.     11.17%         0.85%    0.04%          1.70%            -        2.05%     6.60%       5.54%       1.06%

-------------------
(1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)     Excludes  performance  fees.

The Company's return on common equity in the second quarter of 1999, although, as a whole, was comparable to the second quarter of 1998, reflects significant improvement in core earnings. A significant component of the Company's return on common equity in the second quarter of 1998 was the result of gains in the amount of $1,479,000 realized on the sale of ARM securities compared to $35,000 in the second quarter of 1999. As presented in the table below, the most significant improvement in core earnings resulted from the lower cost of funds which improved net interest income by $11.2 million. Coupon interest income also decreased with lower market interest rates by $14.4 million, but this was partially offset by the decrease in the amortization of net premium which declined by $4.4 million resulting in a net decrease in interest income on ARM assets of $10.0 million. The decline in the amortization of the net premium is primarily the result of the following three items: (1) a slow down in the rate of ARM asset prepayments (26% rate of prepayments in the second quarter of 1999 versus 34% in the second quarter of 1998); (2) the decline in the average interest coupon of the ARM portfolio (6.85% versus 7.44%) resulting in less gross interest income to adjust to an appropriate yield; and (3) the cumulative effect of recent purchases at lower prices such that there is less premium to be amortized over the remaining expected life of the portfolio. During 1999, the average purchase price of newly acquired ARM assets has been approximately 1% above par as compared to the portfolio average remaining purchase price as of December 31, 1998 of 2.47%. As of June 30, 1999, the average remaining purchase price of the ARM portfolio is 2.18% and is expected to decline further as the Company realizes the benefits of its newly created correspondent lending business, the continued purchase of bulk loans and continues to selectively purchase other ARM and Hybrid ARM assets at prices below the current portfolio average.

The following table presents the components of the Company's net interest income for the quarters ended June 30, 1999 and 1998:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                          1999      1998
                                        --------  --------
  Coupon interest income on ARM assets  $71,586   $86,034
  Amortization of net premium. . . . .   (7,837)  (12,228)
  Amortization of Cap Agreements . . .   (1,377)   (1,375)
  Amort. of deferred gain from hedging      263       549
  Cash and cash equivalents. . . . . .      452        39
                                        --------  --------
    Interest income. . . . . . . . . .   63,087    73,019
                                        --------  --------

  Reverse repurchase agreements. . . .   38,470    65,096
  AAA notes payable. . . . . . . . . .   14,292         -
  Other borrowings . . . . . . . . . .       35       170
  Interest rate swaps. . . . . . . . .    1,218       (23)
                                        --------  --------
    Interest expense . . . . . . . . .   54,015    65,243
                                        --------  --------

  Net interest income. . . . . . . . .  $ 9,072   $ 7,776
                                        ========  ========

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended June 30, 1999 and 1998:

                                        AVERAGE BALANCE AND RATE TABLE
                                        (Dollar amounts in thousands)

                                             For the Quarter Ended    For the Quarter Ended
                                                 June 30, 1999            June 30, 1998
                                            -----------------------  ------------------------
                                              Average    Effective     Average     Effective
                                              Balance       Rate       Balance       Rate
                                            -----------  ----------  -----------  -----------
  Interest Earning Assets:
    Adjustable-rate mortgage assets. . . .  $4,374,336        5.73%  $4,913,708         5.94%
    Cash and cash equivalents. . . . . . .      30,940        5.85        4,581         3.40
                                            -----------  ----------  -----------  -----------
                                             4,405,276        5.73    4,918,289         5.94
                                            -----------  ----------  -----------  -----------
  Interest Bearing Liabilities:
    Borrowings . . . . . . . . . . . . . .   4,034,856        5.35    4,528,635         5.76
                                            -----------  ----------  -----------  -----------
  Net Interest Earning Assets and Spread .  $  370,420        0.38%  $  389,654         0.18%
                                            ==========  ===========  ===========  ===========

  Yield on Net Interest Earning Assets (1)                    0.82%                     0.63%
                                                        ===========               ===========

(1)     Yield  on  Net  Interest Earning Assets is computed by dividing annualized net interest income by the average  daily  balance  of  interest  earning  assets.

As a result of the yield on the Company's interest-earning assets declining to 5.73% during the second quarter of 1999 from 5.94% during the same period of 1998 and the Company's cost of funds decreasing to 5.35% from 5.76% during the same time periods, net interest income increased by $1,345,000. This increase in net interest income is primarily a favorable rate variance, partially offset by an unfavorable volume variance. There was a net favorable rate variance of $2,078,000, composed of a favorable rate variance on borrowings that increased net interest income by $4,673,000 and an unfavorable rate variance of $2,594,000 on the Company's ARM assets portfolio and other interest-earning assets. The decreased average size of the Company's portfolio during the second quarter of 1999 compared to the same period in 1998 decreased net interest income in the amount of $733,000. The average balance of the Company's interest-earning assets was $4.405 billion during the second quarter of 1999, compared to $4.918 billion during the second quarter of 1998 -- a decrease of 10%. The Company allowed its portfolio to decrease during the first quarter of 1999 in order to increase liquidity in anticipation of calling its collateralized AAA notes. The Company completed the negotiation of the modification of the Notes in the first quarter of 1999 and commenced acquiring assets at a pace comparable to the first half of 1998. During the second quarter of 1999, the Company acquired $839.4 million of ARM assets and ended the quarter with total assets of $4.6 billion compared to $4.0 billion as of March 31, 1999.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

               COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                        (Dollar amounts in millions)

                                      ARM Assets
                Average   ------------------------------------  Yield on                            Yield on
               Interest     Wgt. Avg.     Weighted              Interest                    Net     Interest
  As of the     Earning   Fully Indexed    Average     Yield    Earning      Cost of     Interest   Earning
Quarter Ended   Assets        Coupon       Coupon    Adj. (2)    Assets       Funds       Spread     Assets
-------------  ---------  --------------  ---------  ---------  --------  -------------  ---------  --------
Mar 31, 1997.  $ 2,950.6           7.93%      7.53%      0.89%     6.65%          5.67%      0.98%     1.54%
Jun 30, 1997.    3,464.1           7.75%      7.57%      0.90%     6.67%          5.77%      0.90%     1.39%
Sep 30, 1997.    4,143.7           7.63%      7.65%      1.07%     6.58%          5.79%      0.79%     1.22%
Dec 31, 1997.    4,548.9           7.64%      7.56%      1.18%     6.38%          5.91%      0.47%     0.96%
Mar 31, 1998.    4,859.7           7.47%      7.47%      1.23%     6.24%          5.74%      0.50%     0.92%
Jun 30, 1998.    4,918.3           7.51%      7.44%      1.50%     5.94%          5.81%      0.13%     0.56%
Sep 30, 1998.    4,963.7           6.97%      7.40%      1.52%     5.88%          5.78%      0.09%     0.46%
Dec 31, 1998.    4,526.2           6.79%      7.28%      1.42%     5.86%          5.94%     -0.08%     0.61%
Mar 31, 1999.    4,196.4           6.85%      7.03%      1.31%     5.71%          5.36%      0.35%     0.63%
Jun 30, 1999.    4,405.3           7.10%      6.85%      1.11%     5.74%          5.40%      0.34%     0.82%

--------------
(1)     Yield  on  Net Interest Earning Assets is computed by dividing annualized net interest income by the average  daily  balance  of  interest  earning  assets.
(2)     Yield  adjustments  include  the  impact  of  amortizing premiums and discounts, the cost of hedging activities,  the  amortization of deferred gains from hedging activities and the impact of principal payment receivables.  The following table presents these components of the yield adjustments for the dates presented in  the  table  above:

                COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS

                          Impact of                     Amort. of
               Premium/    Principal                   Deferred Gain     Total
As of the      Discount    Payments       Hedging      from Hedging      Yield
Quarter Ended   Amort.    Receivable      Activity       Activity     Adjustment
-------------  ---------  -----------  --------------  -------------  -----------
Mar 31, 1997.      0.63%        0.13%           0.19%        (0.07)%        0.89%
Jun 30, 1997.      0.66%        0.13%           0.16%        (0.05)%        0.90%
Sep 30, 1997.      0.85%        0.12%           0.15%        (0.05)%        1.07%
Dec 31, 1997.      0.94%        0.14%           0.14%        (0.04)%        1.18%
Mar 31, 1998.      0.98%        0.16%           0.13%        (0.04)%        1.23%
Jun 30, 1998.      1.24%        0.17%           0.13%        (0.04)%        1.50%
Sep 30, 1998.      1.25%        0.18%           0.13%        (0.04)%        1.52%
Dec 31, 1998.      1.18%        0.14%           0.14%        (0.04)%        1.42%
Mar 31, 1999.      1.09%        0.10%           0.15%        (0.03)%        1.31%
Jun 30, 1999.      0.87%        0.13%           0.13%        (0.02)%        1.11%

As of June 30, 1999, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, and its cash and cash equivalents was 5.74%, compared to 5.71% as of March 31, 1999-an increase of 0.03%. The Company's cost of funds as of June 30, 1999, was 5.40%, compared to 5.36% as of March 31, 1999
- an increase of 0.04%. As a result of these changes, the Company's net interest spread as of June 30, 1999 was 0.34%, compared to 0.35% as of March 31, 1999. The slight decrease in the net interest spread is largely attributable to the impact of rising interest rates as of the end of the quarter as a result of Federal Reserve Board action.

The Company's spreads and net interest income have been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has negatively impacted the Company because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During this period of time, U.S. Treasury rates decreased significantly whereas LIBOR did not decrease to the same degree. As a result, the Company had been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Over recent months, the relationship between U.S. Treasury rates and LIBOR has improved, although the Company does not know if this improvement will continue or revert back to the relationship that existed during 1998. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 32.5% at June 30, 1999 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                           Average Spread
                                                           Between 1 Year
                                                           U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Index to
                        U.S. Treasury     Month LIBOR       Month LIBOR        1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During    Treasury Rates at
December 31,               Period            Period            Period         End of Period
---------------------  ---------------  ----------------  ----------------  ------------------

1993. . . . . . . . .            3.43%             3.25%             0.18%                20.9
1994. . . . . . . . .            5.32              4.61              0.71                 15.5
1995. . . . . . . . .            5.94              6.01             -0.07                 19.3
1996. . . . . . . . .            5.52              5.48              0.04                 45.4
1997. . . . . . . . .            5.63              5.69             -0.06                 49.0
1998. . . . . . . . .            5.05              5.57             -0.52                 34.7

For the Quarter Ended
---------------------
Mar 31, 1998. . . . .            5.32              5.66             -0.34                 44.3
Jun 30, 1998. . . . .            5.41              5.68             -0.27                 38.8
Sep 30, 1998. . . . .            5.10              5.62             -0.52                 37.5
Dec 31, 1998. . . . .            4.39              5.32             -0.93                 34.7
Mar 31, 1999. . . . .            4.67              4.98             -0.31                 34.8
Jun 30, 1999. . . . .            4.88              5.02             -0.14                 32.5

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on an annualized rate of 0.15% on the outstanding principal balance of loans as of each month-end, subject to certain adjustments as discussed above. As of June 30, 1999, the Company's whole loans, including those held as collateral for the AAA notes payable and those that have been securitized by the Company for which the Company has retained credit loss exposure, accounted for 27.3% of the Company's portfolio of ARM assets compared to 12.3% as of June 30, 1998. To date, the Company has not experienced any actual losses in its whole loan portfolio, but based on industry standards, losses are expected and are being reserved for as the portfolio ages.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                            Quarters Ending June 30,
                                            ------------------------
                                                 1999      1998
                                               --------  --------
Net income. . . . . . . . . . . . . . . . . .  $ 7,034   $ 7,475
 Additions:
 Provision for credit losses. . . . . . . . .      689       453
 Net compensation related items . . . . . . .       96       (98)
   Deductions:
        Dividend on Series A Preferred Shares   (1,670)   (1,670)
        Capital loss carryover from 1998. . .      (35)        -
       Actual credit losses on ARM securities     (323)     (411)
                                               --------  --------
Taxable net income. . . . . . . . . . . . . .  $ 5,791   $ 5,749
                                               ========  ========

For the quarter ended June 30, 1999, the Company's ratio of operating expenses to average assets was 0.12% compared to 0.10% for the same quarter in 1998. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 1999 and 1998, the Company did not pay the Manager a performance fee in accordance with the terms of the Management Agreement. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

               Management Fee &         Total
For The         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1997.              0.14%              0.11%            0.25%
Jun 30, 1997.              0.13%              0.09%            0.22%
Sep 30, 1997.              0.12%              0.09%            0.21%
Dec 31, 1997.              0.12%              0.05%            0.17%
Mar 31, 1998.              0.10%              0.06%            0.16%
Jun 30, 1998.              0.10%                 -             0.10%
Sep 30, 1998.              0.10%                 -             0.10%
Dec 31, 1998.              0.11%                 -             0.11%
Mar 31, 1999.              0.12%                 -             0.12%
Jun 30, 1999.              0.12%                 -             0.12%

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1999

For the six months ended June 30, 1999, the Company's net income was $11,633,000, or $0.39 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $17,972,000, or $0.69 per share (Basic and Diluted EPS), based on a weighted average of 21,299,000 shares outstanding for the six months ended June 30, 1998. Net interest income for the quarter totaled $15,638,000, compared to $19,203,000 for the same period in 1998. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first six months of 1999, the Company recorded a gain on the sale of ARM securities of $35,000 as compared to a gain of $3,025,000 during the same period of 1998. Additionally, during the first half of 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $1,357,000 for potential credit losses, compared to $841,000 during the first half of 1998. During the six months ended June 30, 1999, the Company incurred operating expenses of $2,665,000, consisting of a base management fee of $2,038,000 and other operating expenses of $627,000. During the same period of 1998, the Company incurred operating expenses of $3,415,000, consisting of a base management fee of $2,075,000, a performance-based fee of $759,000 and other operating expenses of $581,000.

The Company's return on average common equity was 5.1% for the six months ended June 30, 1999 compared to 8.8% for the six months ended June 30, 1998. The primary reasons for the lower return on average common equity is a slightly lower interest rate spread, as discussed below, the lower level of gains recorded during this six month period on the sale of ARM assets as compared to the same period during 1998 and the higher level of provisions for credit losses commensurate with the increased size of the Company's whole loan portfolio.

One primary reason for the decline in the ARM portfolio yield is that the average interest rate of the ARM portfolio at June 30, 1999 was 6.85% as compared to 7.44% a year earlier. Based on market interest rates on June 30, 1998, the ARM portfolio average rate of 7.44% was within 0.06% of being the fully indexed rate whereas the ARM portfolio average rate of 6.85% as of June 30, 1999 is 0.25% from the fully indexed rate of 7.10%. The Company expects the ARM portfolio average interest rate to increase over the next several months as the portfolio assets have an opportunity to reset to current interest rates. This lower average interest rate of the ARM portfolio was partially offset by lower cost of funds which has also declined since June 30, 1998. The Company's cost of funds as of June 30, 1998 was 5.81% and has declined to 5.40%, a 0.41% decrease compared to the 0.59% decrease in the ARM portfolio average interest rate. One of the reasons why the Company's cost of funds has not decreased as much as the yield on the Company's ARM assets is that the Company has shortened the average mismatch between the interest rate repricing of its ARM assets and its borrowings. As of June 30, 1998, the mismatch was 53 days and as of June 30, 1999, the mismatch was 37 days.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six month periods ended June 30, 1999 and 1998:

                                        AVERAGE BALANCE AND RATE TABLE
                                        (Dollar amounts in thousands)

                                              For  the  Six  Month     For  the  Six  Month
                                                 Period  Ended            Period  Ended
                                                 June 30, 1999            June 30, 1998
                                            -----------------------  ------------------------
                                              Average    Effective     Average     Effective
                                              Balance       Rate       Balance       Rate
                                            -----------  ----------  -----------  -----------
  Interest Earning Assets:
    Adjustable-rate mortgage assets. . . .  $4,270,323        5.71%  $4,880,450         6.11%
    Cash and cash equivalents. . . . . . .      30,492        5.87        8,564         4.15
                                            -----------  ----------  -----------  -----------
                                             4,300,815        5.71    4,889,014         6.11
                                            -----------  ----------  -----------  -----------
  Interest Bearing Liabilities:
    Borrowings . . . . . . . . . . . . . .   3,925,409        5.46    4,503,922         5.78
                                            -----------  ----------  -----------  -----------
  Net Interest Earning Assets and Spread .  $  375,407        0.25%  $  385,092         0.33%
                                            ==========  ===========  ===========  ===========

  Yield on Net Interest Earning Assets (1)                    0.73%                     0.79%
                                                        ===========               ===========

(1)     Yield  on Net Interest Earning Assets is computed by dividing annualized net interest income by the average  daily  balance  of  interest  earning  assets.

As a net result of the yield on the Company's interest-earning assets declining to 5.71% during the first half of 1999 from 6.11% during the first half of 1998 and the Company's cost of funds decreasing to 5.46% from 5.78% for the same respective time periods, its net interest income decreased by $3,564,000. This decrease in net interest income is primarily the result of a rate variance as well as a less significant volume variance. There was a net unfavorable rate variance of $2,583,000, which consisted of an unfavorable variance of $9,838,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and a favorable variance of $7,255,000 resulting from a decrease in the Company's cost of funds. The decreased average size of the Company's portfolio during the first half of 1999 compared to the same period of 1998 also contributed to lower net interest income in the amount of $981,000. The average balance of the Company's interest-earning assets was $4.301 billion during the first half of 1999 compared to $4.889 billion during the first half of 1998 -- a decrease of 12%.

During the first half of 1999, the Company realized a net gain from the sale of one ARM security in the amount of $35,000 as compared to $3,025,000 during the first half of 1998. The Company considers selling assets as a portfolio and liquidity management tool and not a core source of earnings. During 1998 the Company was focused on repositioning its portfolio into less prepayment sensitive ARM assets and selling assets that were prepaying faster than expected for which the Company could get a good value from a sale. As a result, the Company was more active in selling a few selected assets in 1998 than it has been year to date in 1999. In 1999, especially during the second quarter, the Company has been focused on fully utilizing its capital capacity after allowing the Company's assets to decrease during the latter part of 1998 and early 1999 and has, therefore, not been seeking opportunities to sell assets. The Company recorded an expense for credit losses in the amount of $1,375,000 during the six months ended June 30, 1999, compared to $841,000 during the same period of 1998. The increase in the provision reflects the increased size of the Company's ARM loan portfolio which includes loans held for securitization, loans held as collateral for AAA notes and securitized loans for which the Company retained all of the classes of securities created upon securitization, including the first loss classes, although the Company has acquired third-party credit insurance that has reduced or capped the Company's exposure to credit losses on securitized loans. To date, the Company has not experienced any losses from its loan portfolio and the loans that are currently delinquent appear to be adequately secured by the collateral value so that the Company does not believe it will experience any loss from the loans currently delinquent. The one REO property that the Company owned at June 30, 1999 has subsequently been sold for an amount above the Company's carrying value.

For the six months ended June 30, 1999, the Company's ratio of operating expenses to average assets was 0.12% as compared to 0.13% for the same period of 1998. The primary reason for the decline in operating expenses is the variable nature of the performance based fee paid to the Manager, which is based on the performance of the Company relative to the average 10-year U.S. Treasury rate during the applicable period. During the first half of 1999, the Manager did not earn a performance fee as compared to earning a performance fee of $759,000 during the same period of 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended June 30, 1999 consisted of reverse repurchase agreements, which totaled $3.212 billion, and callable AAA notes, which had a balance of $989.8 million. The Company's other significant source of funds for the quarter ended June 30, 1999 consisted of payments of principal and interest from its ARM assets in the amount of $374.2 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at June 30, 1999, had a weighted average effective cost of 5.27%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.8 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of June 30, 1999, $1.757 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to fourteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on June 30, 1999, had borrowed funds with 13 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended June 30, 1999. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of June 30, 1999, the Company had $989.8 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of June 30, 1999, the Company had one whole loan financing facility with a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures on January 8, 2000. During the second quarter of 1999, the Company entered into two additional whole loan financing facilities. One with an uncommitted amount of borrowing capacity of $300 million and one with an unspecified amount of uncommitted borrowing capacity.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of June 30, 1999, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first six months of 1999. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first six months of 1999, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by home owners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally consider U.S. Treasury instruments to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same factors or to the same degree. As a result, the Company's income can increase or decrease depending on the relationship between the various indices to which the Company's ARM assets are indexed, compared to changes in the Company's cost of funds.

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

In consideration of the Year 2000 issues, the Manager has reviewed the ability of its own computers and computer programs to properly recognize and handle dates in the Year 2000. Through the normal upgrading of computer equipment, the Manager has already replaced all computers that were not Year 2000 compliant. The primary software used by the Company has been internally developed using products that are Year 2000 compliant. Other software that has been purchased has also been certified to be Year 2000 compliant. The Manager has reviewed all the date fields embedded in its internally developed spreadsheets, databases and other programs and has determined that all such programs are using four-digit years in references to dates. Therefore, the Company believes that all of its equipment and internal systems are ready for the Year 2000. To date, the Manager has incurred all costs in order for the Company to be Year 2000 compliant.

The Company believes that most of its exposure to Year 2000 issues involves the readiness of third parties such as, but not limited to, loan servicers, security master servicers, security paying agents and trustees, its stock transfer agent, its securities custodian, the counterparties on its various financing agreements and hedging contracts and vendors. The Manager, at its expense, conducted a survey, which was completed during the first half of 1999, of all such third parties to try to determine the readiness of such third parties to handle Year 2000 dates and to try to determine the potential impact of Year 2000 issues. All surveyed parties have either certified that they are Year 2000 compliant or that they are in the testing stage and expect to be Year 2000 compliant. All third parties that indicated they are in the testing stage will be re-surveyed by early in the fourth quarter. The Company cannot be certain that the survey fully identified all Year 2000 issues to fully access the potential problems or loss associated with Year 2000 issues or that any failure by these other third parties to resolve Year 2000 issues would not have an adverse effect on the Company's operations and financial condition. The Company and the Manager believe that they are spending the appropriate and necessary resources to try to identify Year 2000 issues and to resolve them or to mitigate the impact of them to the best of their ability as they are identified.

The Company has developed a contingency plan for what it believes to be likely worst case scenarios. The Company believes that the most likely worst case scenarios all impact the availability and cost of financing ARM assets over year-end. For this reason, the Company has already entered into financing arrangements that finances over 60% of the Company's ARM portfolio over year-end. In addition, the Company has decided to increase its liquidity as year-end approaches by de-emphasizing the acquisition of ARM assets over the balance of the year. As an additional precaution, the Company is reviewing the appropriateness of selling a few selected assets that may prove to be difficult to finance over year-end, if acceptable financing arrangements for such assets can not or are not expected to be consummated by the end of the year. The Company is also discussing the financing of its agency payment receivables with other financial institutions as another possible source of liquidity. The Company believes that these steps, as part of its contingency plan, are prudent measures in light of the uncertainty related to Year 2000 issues. Further, the Company believes that these steps will be sufficient to address the most likely worst case scenarios, but the Company can provide no certainty that such will prove to be the case.

OTHER  MATTERS

As of June 30, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.0% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.3% of its 1999 revenue for the first six months qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings
               At June 30, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.     Changes  in  Securities
               Not  applicable

Item  3.     Defaults  Upon  Senior  Securities
               Not  applicable

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
               (a) The Annual Meeting of Shareholders of the Company was held on April 29, 1999.

               (c)  The  following  matters were voted on at the Annual Meeting:
                    (1)  Election  of  Directors

                                              Votes
                                      --------------------
                         Nominee         For      Withheld
                    ----------------  ----------  --------
                    Owen  M.  Lopez   18,872,510   267,253
                    James  H.  Lorie  18,868,379   271,384

Item  5.     Other  Information
               None

Item  6.     Exhibits  and  Reports  on  Form  8-K:

               (a)  Exhibits
                    See  "Exhibit  Index"

               (b)  Reports  on  Form  8-K
                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                                     THORNBURG  MORTGAGE  ASSET  CORPORATION



Dated:     August  4,  1999          By:  /s/  Larry  A.  Goldstone
                                          --------------------------
                                          Larry  A.  Goldstone
                                          President and Chief Operating Officer
                                          (authorized  officer  of  registrant)




Dated:     August  4,  1999          By:  /s/  Richard  P.  Story
                                          -----------------------
                                          Richard  P.  Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)

                                  Exhibit Index

                                                                            Sequentially
                                                                              Numbered
Exhibit Number               Exhibit  Description                               Page
--------------  ----------------------------------------------------------  --------------
     10.1       Management Agreement between the Registrant and Thornburg
                  Mortgage Advisory Corporation dated July 15, 1999               37

     10.3.2     Amendment dated April 15, 1999 to the amended and restated
                  1992 Stock Option and Incentive Plan                            52

     27         Financial Data Schedule
