Form 10-Q
period 1999-09-30
THORNBURG MORTGAGE ASSET CORP
filed 1999-11-12
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


 X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
---     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended:     September  30,  1999

                                       OR

        TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE  ACT  OF  1934

For  the  transition  period  from                to

Commission  File  Number:       001-11914


                      THORNBURG MORTGAGE ASSET CORPORATION
                        (DBA   THORNBURG MORTGAGE, INC.)
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

Common  Stock  ($.01  par  value)        21,489,663  as  of  November  12,  1999

                      THORNBURG MORTGAGE ASSET CORPORATION
                         (dba  THORNBURG MORTGAGE, INC.)

                                    FORM 10-Q


                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1999 and December 31, 1998      3

           Consolidated Statements of Operations for the three and nine months ended
           September 30, 1999 and September 30, 1998                                    4

           Consolidated Statements of Shareholders' Equity for the nine months
           ended September 30, 1999 and 1998                                            5

           Consolidated Statements of Cash Flows for the three and nine months ended
           September 30, 1999 and September 30, 1998                                    6

           Notes to Consolidated Financial Statements                                   7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                               18



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                           35

  Item 2.  Changes in Securities                                                       35

  Item 3.  Defaults Upon Senior Securities                                             35

  Item 4.  Submission of Matters to a Vote of Security Holders                         35

  Item 5.  Other Information                                                           35

  Item 6.  Exhibits and Reports on Form 8-K                                            35


SIGNATURES                                                                             36

EXHIBIT INDEX                                                                          37

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES
(DBA  THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES)

CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)

                                                                    September 30, 1999    December 31, 1998
                                                                   --------------------  -------------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
          ARM securities                                           $         3,505,774   $        3,094,657
          Collateral for collateralized notes                                  942,054            1,147,350
          ARM loans held for securitization                                      8,973               26,410
                                                                   --------------------  -------------------
                                                                             4,456,801            4,268,417
                                                                   --------------------  -------------------

     Cash and cash equivalents                                                  34,617               36,431
     Accrued interest receivable                                                32,395               37,939
     Prepaid expenses and other                                                  8,298                1,846
                                                                   --------------------  -------------------
                                                                   $         4,532,111   $        4,344,633
                                                                   ====================  ===================

LIABILITIES

     Reverse repurchase agreements (Note 3)                        $         3,259,352   $        2,867,207
     Collateralized notes (Note 3)                                             924,238            1,127,181
     Other borrowings (Note 3)                                                   1,527                2,029
     Accrued interest payable                                                   14,201               31,514
     Dividends payable (Note 5)                                                  1,670                1,670
     Accrued expenses and other                                                  3,777                3,209
                                                                   --------------------  -------------------
                                                                             4,204,765            4,032,810
                                                                   --------------------  -------------------

SHAREHOLDERS' EQUITY (Note 6)

     Preferred stock: par value $.01 per share;
          2,760 shares authorized; 9.68% Cumulative
          Convertible Series A, 2,760 and 2,760 issued
          and outstanding, respectively; aggregate
          preference in liquidation $69,000                                     65,805               65,805
     Common stock: par value $.01 per share;
          47,240 shares authorized, 21,990 and 21,990 shares
          issued and 21,490 and 21,490 outstanding, respectively                   220                  220
     Additional paid-in-capital                                                341,958              341,756
     Accumulated other comprehensive income (loss)                             (65,777)             (82,148)
     Notes receivable from stock sales                                          (4,632)              (4,632)
     Retained earnings (deficit)                                                (5,562)              (4,512)
     Treasury stock: at cost, 500 and 500 shares, respectively                  (4,666)              (4,666)
                                                                   --------------------  -------------------
                                                                               327,346              311,823
                                                                   --------------------  -------------------

                                                                   $         4,532,111   $        4,344,633
                                                                   ====================  ===================

See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION
(DBA  THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Amounts  in  thousands,  except  per  share  data)


                                               Three Months Ended     Nine Months Ended
                                                  September 30,        September 30,
                                                 1999      1998       1999       1998
                                               --------  --------  ----------  ---------

Interest income from ARM assets and cash      $ 67,955   $72,252   $ 190,687   $221,587
Interest expense on borrowed funds             (58,623)  (66,458)   (165,717)  (196,591)
                                              ---------  --------  ----------  ---------
  Net interest income                            9,332     5,794      24,970     24,996
                                              ---------  --------  ----------  ---------

Gain on sale of ARM assets                          15       755          50      3,780
Provision for credit losses                       (764)     (561)     (2,139)    (1,402)
Management fee (Note 7)                         (1,023)   (1,040)     (3,061)    (3,115)
Performance fee (Note 7)                             -         -           -       (759)
Other operating expenses                          (405)     (270)     (1,033)      (851)
                                              ---------  --------  ----------  ---------

  NET INCOME                                  $  7,155   $ 4,678   $  18,787  $  22,649
                                              =========  ========  ==========  =========


Net income                                    $  7,155   $ 4,678   $  18,787  $  22,649
Dividend on preferred stock                     (1,670)   (1,670)     (5,009)    (5,009)
                                              ---------  --------  ----------  ---------

Net income available to common shareholders   $  5,485   $ 3,008   $  13,778  $  17,640
                                              =========  ========  ==========  =========

Basic earnings per share                      $   0.26   $  0.14   $    0.64  $    0.82
                                              =========  ========  ==========  =========

Diluted earnings per share                    $   0.26   $  0.14   $    0.64  $    0.82
                                              =========  ========  ==========  =========

Average number of common shares outstanding     21,490    21,858      21,490     21,488
                                              =========  ========  ==========  =========

THORNBURG  MORTGAGE  ASSET  CORPORATION  AND  SUBSIDIARIES
(DBA  THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES)

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY

Nine  Months  Ended  September  30,  1999  and  1998
(In  thousands,  except  share  data)



                                                                               Accum.
                                                          Addit-   Other       Receiv-   Notes
                                                Common    ional    Compre-   able From  Retained             Compre-
                                    Preferred    Stock   Paid-in   hensive     Stock    Earnings/  Treasury  hensive
                                      Stock              Capital   Income      Sales    (Deficit)    Stock   Income      Total
Balance, December 31, 1997 . . . .  $   65,805  $  203  $315,240  $(19,445)  $ (2,698)  $   (951)  $                    $358,154
Comprehensive income:
 Net income                                                                               22,649             $ 22,649     22,649
  Other comprehensive
    income:
   Available-for-sale assets:
      Fair value adjustment,
      net of amortization. . . . .           -       -         -   (35,139)         -          -         -    (35,139)   (35,139)
   Deferred gain on sale of
      hedges, net of
      amortization . . . . . . . .           -       -         -    (1,248)         -          -         -     (1,248)    (1,248)
                                                                                                             ---------
   Other comprehensive income. . .                                                                           $(13,738)
                                                                                                             =========
Issuance of common
      stock (Note 5)                                17    26,261               (1,934)                                    24,344
Interest from notes
     receivable from stock
     sales                                                   188                                                             188
Purchase of treasury                                                                                (4,666)               (4,666)
     stock  (Note 5)
Dividends declared on
     preferred stock - $1.815
     per share . . . . . . . . . .           -       -         -         -          -     (5,009)        -                (5,009)
Dividends declared on
     common stock - $0.675
     per share . . . . . . . . . .           -       -         -         -          -    (14,635)        -               (14,635)
                                    ----------  ------  --------  ---------  ---------  ---------  --------             ---------
Balance, September 30, 1998. . . .  $   65,805  $  220  $341,689  $(55,832)  $ (4,632)  $  2,054   $(4,666)             $344,638
                                    ==========  ======  ========  =========  =========  =========  ========             =========

Balance, December 31, 1998 . . . .  $   65,805  $  220  $341,756  $(82,148)  $ (4,632)  $ (4,512)  $(4,666)             $311,823
Comprehensive income:
  Net income                                                                              18,787             $ 18,787     18,787
  Other comprehensive
    income:
    Available-for-sale assets:
       Fair value adjustment, net
       of amortization . . . . . .           -       -         -    16,927          -          -         -     16,927     16,927
  Deferred gain on sale of
        hedges, net of
        amortization . . . . . . .           -       -         -      (556)         -          -         -       (556)      (556)
                                                                                                             ---------
  Other comprehensive income                                                                                 $ 35,158
                                                                                                             =========
Interest from notes receivable
   from stock sales                                          202                                                             202
Dividends declared on
  preferred stock - $1.815
  per share. . . . . . . . . . . .           -       -         -         -          -     (5,009)        -                (5,009)
Dividends declared on
  common stock - $0.69
   per share . . . . . . . . . . .           -       -         -         -          -    (14,828)        -               (14,828)
                                    ----------  ------  --------  ---------  ---------  ---------  --------             ---------
Balance, September 30, 1999. . . .  $   65,805     220  $341,958  $(65,777)  $ (4,632)  $ (5,562)  $(4,666)             $327,346
                                    ==========  ======  ========  =========  =========  =========  ========             =========

See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE  ASSET  CORPORATION
(DBA  THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)


                                                               Three  Months  Ended       Nine  Months  Ended
                                                                   September  30,           September  30,
                                                                  1999        1998         1999          1998
                                                               ----------  ----------  ------------  ------------
Operating Activities:
 Net Income                                                    $   7,155   $   4,678   $    18,787   $    22,649
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization                                                    6,448      13,959        26,220        37,120
   Net (gain) loss from investing activities                         749        (194)        2,089        (2,378)
   Change in assets and liabilities:
     Accrued interest receivable                                     455      (1,383)        5,544        (3,618)
     Receivable for assets sold                                        -       9,951             -       (30,040)
     Prepaid expenses and other                                     (851)     (2,213)       (6,452)       (4,370)
     Accrued interest payable                                     (2,415)       (183)      (17,313)      (11,128)
     Accrued expenses and other                                      232       2,650           568         2,761
                                                               ----------  ----------  ------------  ------------
          Net cash provided by (used in) operating activities     11,773      27,265        29,443        10,996
                                                               ----------  ----------  ------------  ------------

Investing Activities:
  Available-for-sale ARM securities:
     Purchases                                                  (298,916)   (327,140)   (1,236,172)   (1,479,934)
     Proceeds on sales                                             3,348     180,032         9,922       513,544
     Proceeds from calls                                           2,108      12,227         6,234       128,006
     Principal payments                                          237,360     420,676       816,982     1,202,405
  Held-to-maturity ARM securities:
     Principal payments                                                -           -             -        16,152
Collateral for collateralized notes:
     Principal payments                                           66,040           -       201,813             -
  ARM Loans:
     Purchases                                                    (9,534)   (255,491)      (11,345)     (749,463)
     Proceeds on sales                                             6,991           -         6,991         2,043
     Principal payments                                              597      50,027         7,165        82,690
  Purchase of interest rate cap agreements                             -         (99)       (1,910)         (641)
                                                               ----------  ----------  ------------  ------------
          Net cash provided by (used in) investing activities      7,994      80,232      (200,320)     (285,198)
                                                               ----------  ----------  ------------  ------------

Financing Activities:
  Net borrowings from reverse repurchase agreements               47,076     (91,206)      392,145       280,332
  Repayments of collateralized notes                             (65,610)          -      (202,943)            -
  Net borrowings from other borrowings                               183        (892)         (502)       (3,102)
  Proceeds from common stock issued                                    -           -             -        24,344
  Purchase of treasury stock                                           -      (4,666)            -        (4,666)
  Dividends paid                                                  (6,613)     (8,266)      (19,839)      (29,784)
  Interest from notes receivable from stock sales                     68          68           202           189
                                                               ----------  ----------  ------------  ------------
     Net cash provided by (used in) financing activities         (24,896)   (104,962)      169,063       267,313
                                                               ----------  ----------  ------------  ------------

Net increase (decrease) in cash and cash equivalents              (5,129)      2,535        (1,814)       (6,889)

Cash and cash equivalents at beginning of period                  39,746       4,356        36,431        13,780
                                                               ----------  ----------  ------------  ------------

Cash and cash equivalents at end of period                     $  34,617   $   6,891   $    34,617   $     6,891
                                                               ==========  ==========  ============  ============

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

BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of the Thornburg Mortgage Asset Corporation (dba Thornburg Mortgage, Inc.) (the "Company") and its wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation. The Company formed these entities in connection with the issuance of the callable collateralized notes discussed in Note 3. All material intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included.

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

The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM assets. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for possible credit losses at a level deemed appropriate by management to provide for known losses as well as estimated potential losses in its ARM assets portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

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

OTHER  HEDGING  ACTIVITY

The Company also enters into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. Generally, the Company hedges the cost of obtaining future fixed rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settles the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses are deferred and amortized as a yield adjustment over the fixed rate period of the financing.

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

Following is information about the computation of the earnings per share data for the three and nine month periods ended September 30, 1999 and 1998 (amounts in thousands except per share data):

                                                              Earnings
                                         Income     Shares    Per Share
                                       ----------  ---------  ----------

Three Months Ended September 30, 1999
-------------------------------------
Net income                             $   7,155

Less preferred stock dividends            (1,670)
                                       ----------

Basic EPS, income available to
 common shareholders                       5,485      21,490  $     0.26
                                                              ==========

Effect of dilutive securities:

 Stock options                                 -           3
                                       ----------  ---------

Diluted EPS                            $   5,485      21,493  $     0.26
                                       ==========  =========  ==========

Three Months Ended September 30, 1998
-------------------------------------
Net income                             $   4,678

Less preferred stock dividends            (1,670)

Basic EPS, income available to
 common stockholders                       3,008      21,858  $     0.14
                                                              ==========

Effect of dilutive securities:

 Stock options                                 -           -
                                       ----------  ---------

Diluted EPS                            $   3,008      21,858  $     0.14
                                       ==========  =========  ==========

          Earnings
  Income                               Shares      Per Share
Nine Months Ended September 30, 1999
-------------------------------------
Net income                             $  18,787

Less preferred stock dividends            (5,009)
                                       ----------

Basic EPS, income available to
 common shareholders                      13,778      21,490  $     0.64
                                                              ==========

Effect of dilutive securities:

 Stock options                                 -           8
                                       ----------  ---------

Diluted EPS                            $  13,778      21,498  $     0.64
                                       ==========  =========  ==========

Nine Months Ended September 30, 1998
-------------------------------------
Net income                             $  22,649

Less preferred stock dividends            (5,009)
                                       ----------

Basic EPS, income available to
 common stockholders                      17,640      21,488  $     0.82
                                                              ==========

Effect of dilutive securities:

 Stock options                                 -           -
                                       ----------  ---------

Diluted EPS                            $  17,640      21,488  $     0.82
                                       ==========  =========  ==========


The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 141,779 and 59,784 shares of common stock at average prices of $9.0625 and $14.82 per share during the nine months ended September 30, 1999 and 1998, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established a framework of accounting rules that standardize accounting and reporting for all derivative instruments and is effective for financial statements issued for fiscal years beginning after June 15, 2000. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. Currently the only derivative instruments that are not on the Company's balance sheet at fair value are interest rate swap agreements. The fair value of interest rate swap agreements is disclosed in Note 4, Fair Value of Financial Instruments. The Company believes that its use of interest rate swap agreements qualify as cash-flow hedges as defined in the statement. Therefore, the effective portion of the hedge's change in the fair value of these derivatives instruments will be recorded in other comprehensive income and the ineffective portion will be included in earnings when the Company adopts the statement in the first quarter of its fiscal 2001 year.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

The following tables present the Company's ARM assets as of September 30, 1999 and December 31, 1998. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

September  30,  1999:


                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,475,971   $       928,525   $    9,052   $4,413,548
Net unamortized premium                 73,854            14,412           16       88,282
Deferred gain from hedging                (392)                -            -         (392)
Allowance for losses                    (1,551)           (1,902)         (95)      (3,548)
Cap agreements                           6,154               350            -        6,504
Principal payment receivable            18,472               669            -       19,141
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,572,508           942,054        8,973    4,523,535
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   8,908                24           27        8,959
Gross unrealized losses                (75,642)          (11,041)         (33)     (86,716)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,505,774   $       931,037   $    8,967   $4,445,778
                               ================  ================  ===========  ===========
  Carrying value               $     3,505,774   $       942,054   $    8,973   $4,456,801
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
                               ================  ================  ===========  ===========


During the quarter ended September 30, 1999, the Company realized $15,000 in gains on the sale of $10.4 million of ARM securities and ARM loans. During the same period of 1998, the Company realized $902,000 in gains and $147,000 in losses on the sale of $179.3 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

During the nine months ended September 30, 1999, the Company realized $50,000 in gains on the sale of $16.9 million of ARM securities and ARM loans. During the same nine month period of 1998, the Company realized $4,388,000 in gains and $608,000 in losses on the sale of $511.1 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

As of September 30, 1999, the Company had reduced the cost basis of its ARM securities due to potential future credit losses (other than temporary declines in fair value) in the amount of $1,551,000. At September 30, 1999, the Company is providing for potential future credit losses on two assets that have an aggregate carrying value of $10.2 million, which represents less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to potential future credit losses. Additionally, during the first nine months of 1999, the Company, in accordance with its credit policies, recorded a $1,193,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

The following tables summarize ARM loan delinquency information as of September 30, 1999 and December 31, 1998 (dollar amounts in thousands):

September 30, 1999
--------------------
                      Loan      Loan      Percent of    Percent of
Delinquency Status    Count    Balance     ARM Loans   Total Assets
--------------------  -----  -----------  -----------  -------------
  30 to 59 days           3  $     2,309        0.21%          0.05%
  60 to 89 days           -            -           -              -
  90 days or more         3          899        0.08           0.02
  In foreclosure          6        5,274        0.46           0.11
  Real estate owned       1          331        0.03           0.01
                      -----  -----------  -----------  -------------
                         13  $     8,813        0.78%          0.19%
                      =====  ===========  ===========  =============

December 31, 1998
--------------------
    Loan              Loan   Percent of   Percent of
  Delinquency Status  Count  Balance      ARM Loans    Total Assets
--------------------  -----  -----------  -----------  -------------
  30 to 59 days           4  $     1,138        0.11%          0.03%
  60 to 89 days           2          423        0.04           0.01
  90 days or more         1        3,450        0.32           0.08
  In foreclosure          5        1,097        0.10           0.02
                      -----  -----------  -----------  -------------
                         12  $     6,108        0.57%          0.14%
                      =====  ===========  ===========  =============

The following table summarizes the activity for the allowance for losses on ARM loans for the nine months ended September 30, 1999 and 1998 (dollar amounts in thousands):

                       1999   1998
                      ------  -----
Beginning balance     $  804  $  42
Provision for losses   1,193    442
Charge-offs, net           -      -
                      ------  -----
Ending balance        $1,997  $ 484
                      ======  =====

As of September 30, 1999, the Company had commitments to purchase $7.1 million of loans through its correspondent loan program which commenced operations during the second quarter of 1999.

The average effective yield on the ARM assets owned, including the amortization of the net premium paid for the ARM assets and the Cap Agreements, was 6.11% as of September 30, 1999 and 5.86% as of December 31, 1998.

As of September 30, 1999 and December 31, 1998, the Company had purchased Cap Agreements with a remaining notional amount of $3.437 billion and $4.026 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 5.75% to 13.00% and average approximately 9.75%. Of the Cap Agreements owned by the Company as of September 30, 1999, $144 million are hedging the cost of financing Hybrid ARMs and $3.293 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio, excluding ARM assets that don't have a lifetime interest rate cap and Hybrid ARMs, had an average lifetime interest rate cap of 11.68%. The Cap Agreements had an average maturity of 2.0 years as of September 30, 1999. The initial aggregate notional amount of the Cap Agreements declines to approximately $3.100 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

As of September 30, 1999, the Company had outstanding $3.259 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.53% and a weighted average remaining maturity of 3.2 months. As of September 30, 1999, $1.564 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to fourteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at September 30, 1999 were collateralized by ARM assets with a carrying value of $3.494 billion, including accrued interest.

At September 30, 1999, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):


Within 30 days      $1,462,743
31 to 89 days           89,576
90 days or greater   1,707,033
                    ----------
                    $3,259,352
                    ==========


As of September 30, 1999, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2000. One has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of September 30, 1999, the Company had $1.5 million borrowed against these whole loan financing facilities.

On December 18, 1998, the Company, through a special purpose finance subsidiary, issued $1.144 billion of callable AAA notes ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of September 30, 1999, the Notes had a net balance of $924.2 million, an effective interest cost of 6.05% and were collateralized by ARM loans with a principal balance of $837.8 million and ARM securities with a balance of $123.0 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

As of September 30, 1999, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $739.9 million. As of September 30, 1999, these Swaps had a weighted average remaining term of 3.3 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 27 days to 280 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. Due to the favorable market value of the Swaps at September 30, 1999, they were not collateralized by any ARM assets.

During the quarter ended September 30, 1999, the Company paid off the remaining balance of $1.3 million of other borrowings that had financed a portion of its Cap Agreements.

The total cash paid for interest was $60.6 million during the quarter ended September 30, 1999.

NOTE  4.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1999 and December 31, 1998. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                 September 30, 1999         December 31, 1998
                                -----------------------  -----------------------
                                 Carrying      Fair       Carrying       Fair
                                  Amount       Value       Amount       Value
                                ----------  -----------  -----------  ----------
Assets:
 ARM assets                     $4,450,382  $4,439,359   $4,266,497   $4,259,374
 Cap Agreements                      6,419       6,419        1,920        1,920

Liabilities:
 Callable collateralized notes     924,238     924,238    1,127,181    1,127,181
 Other borrowings                        -           -        2,029        2,077
 Swap agreements                     1,236      (3,809)         (87)       7,326

The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for assets categorized as available-for-sale is their fair value whereas the carrying amount for assets held for the foreseeable future is their amortized cost.

The fair values of the Company's ARM securities and cap agreements are based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. The fair values for ARM loans are determined by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregate characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's long-term debt and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, whole loan financing facilities, callable collateralized notes and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

NOTE  5.  COMMON  AND  PREFERRED  STOCK

On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the three or nine month periods ended September 30, 1999. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

On September 15, 1999, the Company declared a third quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on October 12, 1999 to preferred shareholders of record as of September 30, 1999.

On October 14, 1999, the Company declared a third quarter 1999 dividend of $0.23 per common share which will be paid on November 17, 1999 to common shareholders of record as of October 31, 1999.

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

During the nine month period ended September 30, 1999, there were 141,779 options granted to buy common shares at an average exercise price of $9.0625 along with 63,803 DERs. As of September 30, 1999, the Company had 744,473 options outstanding at exercise prices of $9.0625 to $22.625 per share, 488,516 of which were exercisable. The weighted average exercise price of the options outstanding was $15.92 per share. As of the September 30, 1999, there were 141,925 DERs granted, of which 113,764 were vested, and 12,714 PSRs granted. In addition, the Company recorded an expense associated with the DERs and the PSRs of $26,000 and $72,000 for the three and nine month periods ended September 30, 1999, respectively.

Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of September 30, 1999, there were $4.6 million of notes receivable from stock sales outstanding.

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

For the quarters ended September 30, 1999 and 1998, the Company paid the Manager $1,023,000 and $1,040,000, respectively, in base management fees in accordance with the terms of the Agreement. For the nine month periods ended September 30, 1999 and 1998, the Company paid the Manager base management fees of $3,061,000 and $3,115,000, respectively.

The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended September 30, 1999 and 1998 and for the nine month period ended September 30, 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%. For the nine month period ended September 30, 1998, the Company paid the Manager an incentive fee of $759,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs and the availablity of credit to finance mortgage assets. The statements in the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K on page 13 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL
-------

Thornburg Mortgage Asset Corporation (dba Thornburg Mortgage, Inc.) and subsidiaries (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. Thornburg Mortgage Asset Corporation began using the dba Thornburg Mortgage, Inc. effective October 14, 1999. The Company will seek approval from its shareholders to formally change its corporate name to Thornburg Mortgage, Inc. at its year 2000 annual shareholders meeting. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. In 1998, in connection with the Company's issuance of $1.1 billion of callable AAA notes, the Company formed two REIT qualified subsidiaries. These subsidiaries are consolidated in the Company's financial statements and federal and state tax returns.

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

Since inception, the Company has generally invested less than 15%, currently less than 4%, of its total assets in Other Investment assets, excluding loans held for securitization. Despite the generally higher yield, the Company does not expect to significantly increase its investment in Other Investment securities. This is primarily due to the difficulty of financing such assets at reasonable financing terms and values through all economic cycles. The Company has never had a large investment in Other Investment securities and believes it has always been very selective and cautious regarding these investments.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL  CONDITION
--------------------

At September 30, 1999, the Company held total assets of $4.532 billion, $4.457 billion of which consisted of ARM assets, as compared to $4.345 billion and $4.268 billion, respectively, at December 31, 1998. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At September 30, 1999, 95.9% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 80.6% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (15.4%) or investments in floating rate classes of CBOs (4.0%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at September 30, 1999 and December 31, 1998 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.



                 ARM  ASSETS  BY  ISSUER  AND  CREDIT  RATING
                      (Dollar  amounts  in  thousands)

                                September 30, 1999          December 31, 1998
                             -------------------------  -------------------------
                               Carrying     Portfolio     Carrying     Portfolio
                                 Value         Mix          Value         Mix
                             -------------  ----------  -------------  ----------
HIGH QUALITY:
 FHLMC/FNMA                  $  2,057,942        46.2%  $  2,072,871        48.6%
 Privately Issued:
   AAA/Aaa Rating             1,593,328(1)       35.8    1,398,659(1)       32.8
                             -------------  ----------  -------------  ----------
   AA/Aa Rating                   612,520        13.7        597,493        14.0
                             -------------  ----------  -------------  ----------
     Total Privately Issued     2,205,848        49.5      1,996,152        46.8
                             -------------  ----------  -------------  ----------

                             -------------  ----------  -------------  ----------
     Total High Quality         4,263,790        95.7      4,069,023        95.4
                             -------------  ----------  -------------  ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating                        52,089         1.2         40,591         1.0
   BBB/Baa Rating                  84,768         1.9         88,273         2.1
   BB/Ba Rating and Other        47,098(1)        1.0       44,120(1)        0.9
 Whole loans                        9,056         0.2         26,410         0.6
                             -------------  ----------  -------------  ----------
     Total Other Investment       193,011         4.3        199,394         4.6
                             -------------  ----------  -------------  ----------

     Total ARM Portfolio     $  4,456,801       100.0%  $  4,268,417       100.0%
                             =============  ==========  =============  ==========

     (1) AAA Rating category includes $818.5 million and $1.020 billion as of September 30, 1999 and December 31, 1998, respectively, of whole loans that have been credit enhanced by an insurance policy purchased from a third-party and credit support from an unrated subordinated certificate for $32.3 million included in BB/Ba Rating and Other category and that are held as collateral for callable AAA notes.

As of September 30, 1999, the Company had reduced the cost basis of its ARM securities by $1.6 million to reflect potential future credit losses (other than temporary declines in fair value). The Company is providing for potential future credit losses on two securities that have an aggregate carrying value of $10.2 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to potential future credit losses.

Additionally, during the three months ended September 30, 1999, the Company recorded a $429,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of September 30, 1999, the Company's ARM loan portfolio included nine loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $6.2 million. The ARM loan portfolio also includes one real estate property ("REO") that the Company owns as the result of the foreclosure process in connection with one loan in the amount of $331,000. The average original effective loan-to-value ratio of these nine delinquent loans and REO is approximately 66%. The Company's credit reserve policy regarding ARM loans is to record a monthly provision of 0.15% (annualized rate) on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)


                                             September 30, 1999      December 31, 1998
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  694,516       15.6%  $  556,574       13.0%
     Three-month LIBOR                        177,175        4.0      181,143        4.2
     Six-month LIBOR                          679,752       15.2      939,824       22.0
     Six-month Certificate of Deposit         326,926        7.3      313,268        7.3
     Six-month Constant Maturity Treasury      38,890        0.9       49,023        1.2
     One-year Constant Maturity Treasury    1,360,558       30.5    1,479,054       34.7
     Cost of Funds                            229,792        5.2      268,486        6.3
                                           ----------  ----------  ----------  ----------
                                            3,507,609       78.7    3,787,372       88.7
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS                             949,192       21.3      481,045       11.3
                                           ----------  ----------  ----------  ----------
                                           $4,456,801      100.0%  $4,268,417      100.0%
                                           ==========  ==========  ==========  ==========


The portfolio had a current weighted average coupon of 6.85% at September 30, 1999. This consisted of an average coupon of 6.56% on the Hybrid ARM portion of the portfolio and an average coupon of 6.94% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed" at September 30, 1999, the weighted average coupon of the non-hybrid portion of the portfolio would have been approximately 7.38%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1998, the ARM portfolio had a weighted average coupon of 7.28%, consisting of an average coupon of 6.96% on the Hybrid ARMs and 7.32% on the remainder of the ARM portfolio. The lower average coupon on the ARM portfolio as of September 30, 1999 compared to December 31, 1998 is primarily the result of the ARM portfolio adjusting to the lower interest rate market that existed during the first half of 1999 as individual ARM loans and securities reached their scheduled interest rate reset dates. Due to rises in the interest rate market during the third quarter, the average coupon on the non-hybrid portion of the Company's ARM portfolio is expected to rise during the fourth quarter of 1999.

At September 30, 1999, the current yield of the ARM assets portfolio was 6.09%, compared to 5.86% as of December 31, 1998, with an average term to the next repricing date of 353 days as of September 30, 1999, compared to 253 days as of December 31, 1998. The average term to the next repricing date includes the effect of Hybrid ARMs which have an average remaining fixed-rate term of 3.8 years as of September 30, 1999. The non-hybrid portion of the ARM portfolio has an average next repricing term of 93 days as of September 30, 1999. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The improvement of 0.23% in the yield as of September 30, 1999, compared to December 31, 1998, is due to a number of factors including reduced amortization of purchase premiums, which improved by 0.67%, and a 0.01% improvement in the impact of the non-interest earning principal payment receivables. These two factors were partially offset by a 0.43% decrease in the weighted average coupon and an increase in the cost of hedging by 0.02%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of September 30, 1999. This information pertains to both the loans held for securitization and the loans held as collateral for the callable AAA notes payable.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                              Average      High        Low
                             ---------  -----------  -------

  Unpaid principal balance   $273,750   $3,450,000   $1,975
  Coupon rate on loans           7.25%        9.63%    5.00%
  Pass-through rate              6.85%        9.23%    4.61%
  Pass-through margin            2.00%        5.06%    0.48%
  Lifetime cap                  13.02%       16.75%    9.75%
  Original Term (months)          344          480       72
  Remaining Term (months)         325          360       64

Geographic Distribution (Top 5 States):          Property type:
  California                             21.46%  Single-family           64.56%
  Florida                                11.96   DeMinimus PUD           20.76
  Georgia                                 6.85   Condominium              9.51
  New York                                6.82   Other                    5.17
  New Jersey                              4.83

Occupancy status:                                Loan purpose:
  Owner occupied                         84.00%  Purchase                55.88%
  Second home                            11.28   Cash out refinance      25.83
  Investor                                4.72   Rate & term refinance   18.29

Documentation type:                              Periodic Cap:
  Full/Alternative                       96.34%                    None  58.54%
  Other                                   3.66                    3.00%   0.03
                                                                  2.00%  39.65
  Average effective original                                      1.00%   0.54
    loan-to-value:                       66.58%                   0.50%   1.24


On May 15, 1999, the Company commenced the operations of its correspondent lending program under which the Company acquires ARM and Hybrid ARM loans that have been originated in conformance with the Company's criteria by a network of correspondent mortgage lenders approved by the Company. The Company has selectively approved twenty correspondents and is currently either in discussions or considering the applications of eight others. The Company reviews the financial strength, the past ability to originate ARM and Hybrid ARM products as well as the credit performance and prepayment characteristics of past originations of a prospective correspondent in making its decision to approve a correspondent. The Company's underwriting guidelines specify that borrowers must be "A" quality only and are generally more restrictive than current FNMA guidelines, other than the size of the loan. Over time, the Company expects that most of the loans acquired through the correspondent lending program will be non-conforming or "Jumbo" loans based on the size of the loan. (Currently, any loan over $240,000 is non-conforming or a "Jumbo" loan). However, most of the loans acquired to date through this program have been conforming. The Company believes that one of the benefits of the correspondent lending program will be the acquisition of loans at prices close to par. In fact, the average price of the loans acquired to date has been at a discount price. Acquiring loans at or below par eliminates the risk of having to write-off the remaining premium balance if a loan prepays sooner than expected and should help to stabilize the Company's net income during periods of rapid prepayment of ARM assets.

During the quarter ended September 30, 1999, the Company purchased $308.5 million of ARM assets, 96.9% of which were High Quality assets. Of the ARM assets acquired during the three months ended September 30, 1999, approximately 55% were Hybrids ARMs, 35% were indexed to the six-month certificate of deposit index, 7% were indexed to U.S. Treasury bill rates and 3% were indexed to one-month LIBOR.

During the nine months ended September 30, 1999, the Company purchased $1,247.5 million of ARM assets, 97.1% of which were High Quality assets. Of the ARM assets acquired during the first nine months of 1999, approximately 50% were Hybrid ARMs, 22% were indexed to LIBOR, 17% were indexed to U.S. Treasury bill rates, 9% were indexed to the six-month certificate of deposit index and the remaining 2% were indexed to a Cost of Funds index.

As of September 30, 1999, the only purchase commitments that the Company had were commitments to purchase $7.1 million of loans through its correspondent loan program.

During the three month period ended September 30, 1999, the Company sold ARM assets in the amount of $10.3 million for a gain of $15,000. During the nine month period ended September 30, 1999, the Company sold ARM assets in the amount of $24.3 million for a gain of $50,000. The Company acquires ARM assets for investment purposes only and therefore generally does not realize significant gains and losses from the sale of assets in the normal course of its business. The Company does sell selected assets at times for the purpose of improving long-term portfolio characteristics or to improve liquidity, as part of its ARM portfolio management.

For the quarter ended September 30, 1999, the Company's ARM assets paid down at an approximate average annualized constant prepayment rate of 22% compared to 32% for the quarter ended September 30, 1998 and 26% for the prior quarter ended June 30, 1999. When prepayment experience exceeds expectations, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM securities improved by 0.75% from a negative adjustment of 2.62% of the portfolio as of December 31, 1998, to a negative adjustment of 1.87% as of September 30, 1999. This negative adjustment is substantially the same as at June 30, 1999 when the price adjustment was 1.83%. The fair value adjustment was relatively stable during the third quarter generally due to the outlook for slower prepayments, which had a positive impact and which, for the most part, offset the negative impact of rising interest rates and wider spreads on mortgage products. The price improvement from year-end is primarily the result of an improved market for mortgage products in general, as buying and selling activity has picked up during 1999 with the improvement in the outlook regarding prepayments and the financing of mortgage assets, compared to the end of 1998. The amount of the negative adjustment to the fair value of the ARM securities decreased from $83.2 million as of December 31, 1998, to $66.7 million as of September 30, 1999.

The Company has purchased Cap Agreements in order to hedge exposure to changing interest rates. The majority of the Cap Agreements have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At September 30, 1999, the Cap Agreements owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $3.293 billion with an average final maturity of 1.9 years, compared to a remaining notional balance of $4.026 billion with an average final maturity of
2.3 years at December 31, 1998. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 9.91%. The Company has also entered into $144.2 million of Cap Agreements in connection with hedging the fixed rate period of certain of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements which generally corresponds to the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of September 30, 1999 would receive cash payments if one-month LIBOR increases above certain specified levels, which range from 5.75% to 6.00%, and have a remaining average term of 3.7 years. The fair value of Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At September 30, 1999, the fair value of the Company's Cap Agreements was $6.4 million, $0.1 million less than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of September 30, 1999:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)


Hedged        Weighted   Cap Agreement                     Weighted
ARM Assets     Average      Notional                       Average
Balance (1)   Life Cap      Balance      Strike Price   Remaining Term
------------  ---------  --------------  -------------  --------------

      25,916     8.00%  $       26,000          7.10%       3.5 Years
     400,984      8.74          401,003          7.50              0.6
     522,011     10.15          522,073          8.00              2.5
     159,522     11.07          158,458          8.50              0.5
     242,832     11.35          242,888          9.00              0.2
      84,934     11.43           85,203          9.50              1.6
     286,587     11.73          287,535         10.00              2.7
     309,905     12.22          309,797         10.50              1.6
     177,119     12.35          176,908         11.00              4.8
     528,908     12.83          528,915         11.50              2.9
     382,279     13.50          381,934         12.00              2.1
      91,916     14.09           92,092         12.50              1.3
     108,390     15.96           80,296         13.00              0.4
------------  ---------  --------------  -------------  --------------
   3,321,303    11.68%  $    3,293,102          9.91%       1.9 Years
============  =========  ==============  =============  ==============

(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of September 30, 1999, the Company was a counterparty to twenty interest rate swap agreements ("Swaps") having an aggregate notional balance of $739.9 million. As of September 30, 1999, these Swaps had a weighted average remaining term of 3.3 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. Generally, as the Company enters into a commitment to purchase a Hybrid ARM asset, the Company will simultaneously enter into a transaction to hedge the financing of the Hybrid ARM to achieve a fixed rate during a substantial period of the Hybrid ARMs fixed rate period. At times, since there is a period of time between the commitment date and the actual cash purchase date of the Hybrid ARM, the Company will enter into a short-term hedge transaction on the commitment date in order to achieve a cost of financing on the cash settlement date that approximates the Company's expected cost of financing at the time it entered into the commitment. The Company generally does this by entering into a commitment to sell similar duration fixed-rate MBS on the trade date and settles the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses are deferred and amortized as a yield adjustment over the fixed rate period of the financing. The Swaps hedge the cost of financing Hybrid ARMs during a substantial period of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of September 30, 1999 was 3.8 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of certain other Swap Agreements. As of September 30, 1999, the Swaps had a positive fair value to the Company of $3.8 million which was $5.0 million more favorable to the Company than their carrying value. Since the Swaps are designated a liability hedge, the unrealized gain of $5.0 million is off balance sheet and is not recorded by the Company as Other Comprehensive Income as part of the Company's shareholders' equity.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  1999

For the quarter ended September 30, 1999, the Company's net income was $7,155,000, or $0.26 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $4,678,000, or $0.14 per share (Basic and Diluted EPS), based on a weighted average of 21,858,000 shares outstanding for the quarter ended September 30, 1998. Net interest income for the quarter totaled $9,332,000, compared to $5,794,000 for the same period in 1998. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the three months ended September 30, 1999, the Company recorded $15,000 of gains from the sale of ARM assets compared to a net gain of $755,000 during the same period of 1998. Additionally, during the third quarter of 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $764,000 for potential credit losses, compared to $561,000 during the third quarter of 1998. During the third quarter of 1999, the Company incurred operating expenses of $1,428,000, consisting of a base management fee of $1,023,000 and other operating expenses of $405,000. During the same period of 1998, the Company incurred operating expenses of $1,310,000, consisting of a base management fee of $1,040,000 and other operating expenses of $270,000.

The Company's return on average common equity was 6.75% for the quarter ended September 30, 1999 compared to 2.54% for the quarter ended September 30, 1998 and compared to 6.60% for the prior quarter ended June 30, 1999. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income, the Company's core source of income, improved.

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

                               COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                       ROE  in
                                                                                                      Excess  of
                 Net                 Gain (Loss)                                      Net    10-Year   10-Year
               Interest   Provision    on ARM      G & A    Performance  Preferred  Income/  US Treas.  US Treas.
   For The     Income/   For Losses/   Sales/   Expense (2)/    Fee/    Dividend/   Equity   Average   Average
Quarter Ended   Equity      Equity     Equity      Equity      Equity     Equity     (ROE)    Yield     Yield
-------------  --------  ------------  -------  -------------  -------  ----------  -------  --------  --------
Mar 31, 1997     18.85%         0.32%    0.01%          1.65%    1.43%       2.07%   13.40%     6.55%     6.85%
Jun 30, 1997     19.48%         0.34%    0.03%          1.81%    1.25%       2.67%   13.45%     6.71%     6.74%
Sep 30, 1997     17.66%         0.30%    0.45%          1.64%    1.24%       2.23%   12.70%     6.26%     6.44%
Dec 31, 1997     15.62%         0.33%    1.06%          1.59%    1.01%       2.12%   11.63%     5.92%     5.71%
Mar 31, 1998     14.13%         0.48%    1.89%          1.62%    0.94%       2.06%   10.91%     5.60%     5.31%
Jun 30, 1998      9.15%         0.53%    1.76%          1.58%       -        1.96%    6.83%     5.60%     1.23%
Sep 30, 1998      6.82%         0.66%    0.89%          1.54%       -        1.97%    3.54%     5.24%    -1.70%
Dec 31, 1998      7.27%         0.76%   -4.88%          1.57%       -        2.01%   -1.95%     4.66%    -6.61%
Mar 31, 1999      8.07%         0.84%       -           1.58%       -        2.05%    3.60%     4.98%    -1.38%
Jun 30, 1999     11.17%         0.85%    0.04%          1.70%       -        2.05%    6.60%     5.54%     1.06%
Sep 30, 1999     11.48%         0.94%    0.02%          1.76%       -        2.05%    6.75%     5.88%     0.87%
-------------

(1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)     Excludes  performance  fees.

The Company's return on common equity of 6.75% in the third quarter of 1999 was a substantial improvment over the 3.54% return in the third quarter of 1998 and a modest improvement over the 6.60% return in the second quarter of 1999. The Company's return on equity from net interest income has improved by 68% from 6.82% in the third quarter of 1998 compared to 11.48% during the same period in 1999. As presented above, there has been an improvement in the return on equity from net interest income each quarter since the third quarter of 1998. As presented in the table below, the most significant improvement in core earnings resulted from the lower cost of funds which improved net interest income by $7.8 million. Coupon interest income has decreased by $12.1 million, but this was partially offset by the decrease in the amortization of net premium which declined by $7.8 million resulting in a net decrease in interest income on ARM assets of $4.3 million. The decline in the amortization of the net premium is primarily the result of the following three items: (1) a slow down in the rate of ARM asset prepayments (22% rate of prepayments in the third quarter of 1999 versus 32% in the third quarter of 1998); (2) the decline in the average interest coupon of the ARM portfolio (6.85% versus 7.40%) resulting in less gross interest income to adjust to an appropriate yield; and (3) the cumulative effect of recent purchases at lower prices such that there is less premium to be amortized over the remaining expected life of the portfolio. During 1999, the average purchase price of newly acquired ARM assets has been approximately 0.50% above par as compared to the portfolio average remaining purchase price as of December 31, 1998 of 2.47%. As of September 30, 1999, the average remaining purchase price of the ARM portfolio is 2.00% and is expected to decline further as the Company realizes the benefits of its newly created correspondent lending business, the continued purchase of bulk loans and continues to selectively purchase other ARM and Hybrid ARM assets at prices below the current portfolio average.

The following table presents the components of the Company's net interest income for the quarters ended September 30, 1999 and 1998:



                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                         Quarters  Ending
                                          September  30,
                                        -------------------
                                          1999      1998
                                        --------  ---------

  Coupon interest income on ARM assets  $74,078   $ 86,183
  Amortization of net premium            (5,240)   (13,068)
  Amortization of Cap Agreements         (1,368)    (1,358)
  Amort. of deferred gain from hedging      185        467
  Cash and cash equivalents                 300         28
                                        --------  ---------
  Interest income                        67,955     72,252
                                        --------  ---------

  Reverse repurchase agreements          43,609     66,252
  AAA notes payable                      14,179          -
  Other borrowings                           31        144
  Interest rate swaps                       804         62
                                        --------  ---------
  Interest expense                       58,623     66,458
                                        --------  ---------

  Net interest income                   $ 9,332   $  5,794
                                        ========  =========

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended September 30, 1999 and 1998:

                               AVERAGE BALANCE AND RATE TABLE
                               (Dollar amounts in thousands)


                                             For the Quarter Ended   For the Quarter Ended
                                               September 30, 1999      September 30, 1998
                                            -----------------------  ----------------------
                                              Average    Effective    Average    Effective
                                              Balance       Rate      Balance       Rate
                                            -----------  ----------  ----------  ----------

Interest Earning Assets:
  Adjustable-rate mortgage assets           $4,538,040        5.97%  $4,959,879       5.82%
  Cash and cash equivalents                     14,038        3.57        3,815       2.89
                                            -----------  ----------  ----------  ----------
                                             4,552,078        5.97    4,963,694       5.82
                                            -----------  ----------  ----------  ----------
  Interest Bearing Liabilities:
  Borrowings                                 4,181,869        5.61    4,570,463       5.82
                                            -----------  ----------  ----------  ----------

  Net Interest Earning Assets and Spread    $  370,209        0.36%  $  393,231       0.00%
                                            ===========  ==========  ==========  ==========

  Yield on Net Interest Earning Assets (1)                    0.82%                   0.47%
                                                         ==========              ==========

(1)     Yield  on  Net  Interest  Earning  Assets  is  computed  by dividing annualized net interest  income  by  the  average  daily  balance  of  interest  earning  assets.

As a result of the yield on the Company's interest-earning assets improving to 5.97% during the third quarter of 1999 from 5.82% during the same period of 1998 and the Company's cost of funds decreasing to 5.61% from 5.82% during the same time periods, net interest income increased by $3,538,000. This increase in net interest income is primarily a favorable rate variance, partially offset by an unfavorable volume variance. There was a combined favorable rate variance of $4,161,000, composed of a favorable rate variance of $1,773,000 on the Company's ARM assets portfolio and other interest-earning assets as well as a favorable rate variance on borrowings of $2,388,000. The decreased average size of the Company's portfolio during the third quarter of 1999 compared to the same period in 1998 resulted in less net interest income in the amount of $622,000, partially offsetting the more favorable rate variance. The average balance of the Company's interest-earning assets was $4.552 billion during the third quarter of 1999, compared to $4.964 billion during the third quarter of 1998 -- a decrease of 8%. The Company allowed its portfolio to decrease during the third quarter of 1999 in order to increase liquidity, consistent with its previously reported contingency plan in connection with preparation for Year 2000 issues and also in anticipation of potential reduced ability to finance certain mortgage assets over year-end.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:



           COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                    (Dollar amounts in millions)


                                    ARM  Assets
              Average   -----------------------------------  Yield on                       Yield  on
              Interest     Wgt.  Avg.     Weighted           Interest              Net     Net Interest
As of the      Earning   Fully Indexed   Average    Yield    Earning   Cost of   Interest   Earning
Quarter Ended   Assets       Coupon       Coupon   Adj. (2)   Assets    Funds     Spread     Assets
-------------  --------  --------------  --------  --------  --------  --------  ---------  --------

Mar 31, 1997   $2,950.6           7.93%     7.53%     0.89%     6.65%     5.67%      0.98%     1.54%
Jun 30, 1997    3,464.1           7.75%     7.57%     0.90%     6.67%     5.77%      0.90%     1.39%
Sep 30, 1997    4,143.7           7.63%     7.65%     1.07%     6.58%     5.79%      0.79%     1.22%
Dec 31, 1997    4,548.9           7.64%     7.56%     1.18%     6.38%     5.91%      0.47%     0.96%
Mar 31, 1998    4,859.7           7.47%     7.47%     1.23%     6.24%     5.74%      0.50%     0.92%
Jun 30, 1998    4,918.3           7.51%     7.44%     1.50%     5.94%     5.81%      0.13%     0.56%
Sep 30, 1998    4,963.7           6.97%     7.40%     1.52%     5.88%     5.78%      0.09%     0.46%
Dec 31, 1998    4,526.2           6.79%     7.28%     1.42%     5.86%     5.94%     -0.08%     0.61%
Mar 31, 1999    4,196.4           6.85%     7.03%     1.31%     5.71%     5.36%      0.35%     0.63%
Jun 30, 1999    4,405.3           7.10%     6.85%     1.11%     5.74%     5.40%      0.34%     0.82%
Sep 30, 1999    4,552.1           7.20%     6.85%     0.76%     6.09%     5.74%      0.35%     0.82%

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

               COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS


                          Impact  of                Amort. of
               Premium/   Principal               Deferred Gain     Total
As of the      Discount    Payments     Hedging   from Hedging      Yield
Quarter Ended   Amort.    Receivable   Activity     Activity     Adjustment
-------------  ---------  -----------  ---------  -------------  -----------

Mar 31, 1997       0.63%        0.13%      0.19%        (0.07)%        0.89%
Jun 30, 1997       0.66%        0.13%      0.16%        (0.05)%        0.90%
Sep 30, 1997       0.85%        0.12%      0.15%        (0.05)%        1.07%
Dec 31, 1997       0.94%        0.14%      0.14%        (0.04)%        1.18%
Mar 31, 1998       0.98%        0.16%      0.13%        (0.04)%        1.23%
Jun 30, 1998       1.24%        0.17%      0.13%        (0.04)%        1.50%
Sep 30, 1998       1.25%        0.18%      0.13%        (0.04)%        1.52%
Dec 31, 1998       1.18%        0.14%      0.14%        (0.04)%        1.42%
Mar 31, 1999       1.09%        0.10%      0.15%        (0.03)%        1.31%
Jun 30, 1999       0.87%        0.13%      0.13%        (0.02)%        1.11%
Sep 30, 1999       0.51%        0.13%      0.13%        (0.01)%        0.76%

As of September 30, 1999, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, and its cash and cash equivalents was 6.09%, compared to 5.74% as of June 30, 1999-an increase of 0.35%. The Company's cost of funds as of September 30, 1999, was 5.74%, compared to 5.40% as of June 30, 1999 - an increase of 0.34%. As a result of these changes, the Company's net interest spread as of September 30, 1999 was 0.35%, compared to 0.34% as of June 30, 1999. The slight improvement in the net interest spread is largely attributable to the impact of the slower rate of ARM portfolio prepayments on the amortization of the purchase premium which more than offset the impact of rising interest rates on the Company's cost of funds.

The Company's spreads and net interest income have been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has negatively impacted the Company because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During this period of time, U.S. Treasury rates decreased significantly whereas LIBOR did not decrease to the same degree. As a result, the Company had been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Over recent months, the relationship between U.S. Treasury rates and LIBOR has improved, although the Company does not know if this improvement will continue or revert back to the relationship that existed during 1998. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 30.5% at September 30, 1999 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES


                                                           Average Spread
                                                           Between 1 Year
                                                           U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Index to
                        U.S. Treasury     Month LIBOR       Month LIBOR        1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During    Treasury Rates at
December 31,               Period            Period            Period         End of Period
---------------------  ---------------  ----------------  ----------------  ------------------

1993                             3.43%             3.25%             0.18%                20.9
1994                             5.32              4.61              0.71                 15.5
1995                             5.94              6.01             -0.07                 19.3
1996                             5.52              5.48              0.04                 45.4
1997                             5.63              5.69             -0.06                 49.0
1998                             5.05              5.57             -0.52                 34.7

For the Quarter Ended
Mar 31, 1998                     5.32              5.66             -0.34                 44.3
---------------------
Jun 30, 1998                     5.41              5.68             -0.27                 38.8
Sep 30, 1998                     5.10              5.62             -0.52                 37.5
Dec 31, 1998                     4.39              5.32             -0.93                 34.7
Mar 31, 1999                     4.67              4.98             -0.31                 34.8
Jun 30, 1999                     4.88              5.02             -0.14                 32.5
Sep 30, 1999                     5.16              5.36             -0.20                 30.5

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on an annualized rate of 0.15% on the outstanding principal balance of loans as of each month-end, subject to certain adjustments as discussed above. As of September 30, 1999, the Company's whole loans, including those held as collateral for the AAA notes payable and those that have been securitized by the Company for which the Company has retained credit loss exposure, accounted for 25.6% of the Company's portfolio of ARM assets compared to 16.7% as of September 30, 1998. To date, the Company has not experienced any actual losses in its whole loan portfolio, but based on industry standards, losses are expected and are being reserved for as the portfolio ages.

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

    RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                 (Dollar amounts in thousands)


                                                Quarters  Ending
                                                 September  30,
                                               ------------------
                                                 1999      1998
                                               --------  --------
Net income                                     $ 7,155   $ 4,678
 Additions:
 Provision for credit losses                       764       561
 Net compensation related items                     95        55
   Deductions:
        Dividend on Series A Preferred Shares   (1,670)   (1,670)
        Capital loss carryover from 1998           (15)        -
       Actual credit losses on ARM securities     (140)     (425)
                                               --------  --------
Taxable net income                             $ 6,189   $ 3,199
                                               ========  ========

For the quarter ended September 30, 1999, the Company's ratio of operating expenses to average assets was 0.13% compared to 0.10% for the same quarter in 1998. The primary reason for the increase in the ratio of operating expenses to average assets in the respective third quarters in 1999 and 1998 is the lower level of average assets during the 1999 third quarter. If average assets had been the same in both quarters, the ratio in 1999 would have been 0.02% lower. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 1999 and 1998, the Company did not pay the Manager a performance fee in accordance with the terms of the Management Agreement. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS


               Management Fee &                           Total
For The         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------

Mar 31, 1997               0.14%              0.11%            0.25%
Jun 30, 1997               0.13%              0.09%            0.22%
Sep 30, 1997               0.12%              0.09%            0.21%
Dec 31, 1997               0.12%              0.05%            0.17%
Mar 31, 1998               0.10%              0.06%            0.16%
Jun 30, 1998               0.10%                 -             0.10%
Sep 30, 1998               0.10%                 -             0.10%
Dec 31, 1998               0.11%                 -             0.11%
Mar 31, 1999               0.12%                 -             0.12%
Jun 30, 1999               0.12%                 -             0.12%
Sep 30, 1999               0.13%                 -             0.13%

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

For the nine months ended September 30, 1999, the Company's net income was $18,787,000, or $0.64 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $22,649,000, or $0.82 per share (Basic and Diluted EPS), based on a weighted average of 21,488,000 shares outstanding for the nine months ended September 30, 1998. Net interest income for the quarter totaled $24,970,000, compared to $24,996,000 for the same period in 1998. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first nine months of 1999, the Company recorded a gain on the sale of ARM securities of $50,000 as compared to a gain of $3,780,000 during the same period of 1998. Additionally, during the first nine months of 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $2,139,000 for potential credit losses, compared to $1,402,000 during the first nine months of 1998. During the nine months ended September 30, 1999, the Company incurred operating expenses of $4,094,000, consisting of a base management fee of $3,061,000 and other operating expenses of $1,033,000. During the same period of 1998, the Company incurred operating expenses of $4,725,000, consisting of a base management fee of $3,115,000, a performance-based fee of $759,000 and other operating expenses of $851,000.

The Company's return on average common equity was 5.7% for the nine months ended September 30, 1999 compared to 7.0% for the nine months ended September 30, 1998. The primary reasons for the lower return on average common equity is the lower level of gains recorded during this nine month period on the sale of ARM assets as compared to the same period during 1998 and the higher level of provisions for credit losses commensurate with the increased size of the Company's whole loan portfolio.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the nine month periods ended September 30, 1999 and 1998:

                               AVERAGE BALANCE AND RATE TABLE
                               (Dollar amounts in thousands)


                                              For the Nine Month      For the Nine Month
                                                 Period Ended            Period Ended
                                              September 30, 1999      September 30, 1998
                                            -----------------------  ----------------------
                                              Average    Effective    Average    Effective
                                              Balance       Rate      Balance       Rate
                                            -----------  ----------  ----------  ----------

Interest Earning Assets:
  Adjustable-rate mortgage assets           $4,359,562        5.80%  $4,906,926       6.02%
  Cash and cash equivalents                     25,007        6.37        6,981       3.93
                                            -----------  ----------  ----------  ----------
                                             4,384,569        5.80    4,913,907       6.01
                                            -----------  ----------  ----------  ----------
  Interest Bearing Liabilities:
  Borrowings                                 4,010,895        5.51    4,526,102       5.79

                                            -----------  ----------  ----------  ----------
  Net Interest Earning Assets and Spread    $  373,674        0.29%  $  387,805       0.22%
                                            ===========  ==========  ==========  ==========

  Yield on Net Interest Earning Assets (1)                    0.76%                   0.68%
                                                         ==========              ==========

(1)     Yield  on  Net  Interest  Earning  Assets  is  computed  by dividing annualized net interest  income  by  the  average  daily  balance  of  interest  earning  assets.

The Company's net interest income was slightly less, $26,000, for the nine month period ended September 30, 1999 compared to the same period in 1998. This decrease in net interest income is the net result of a favorable rate variance and an unfavorable volume variance. There was a net favorable rate variance of $1,618,000, which consisted of an unfavorable variance of $7,970,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and a favorable variance of $9,587,000 resulting from a decrease in the Company's cost of funds. The decreased average size of the Company's portfolio during the first nine months of 1999 compared to the same period of 1998 resulted in lower net interest income in the amount of $1,643,000. The average balance of the Company's interest-earning assets was $4.385 billion during the first nine months of 1999 compared to $4.914 billion during the same period of 1998 -- a decrease of 11%.

During the first nine months of 1999, the Company realized a net gain from the sale of ARM assets in the amount of $50,000 as compared to $3,780,000 during the first nine months of 1998. The Company considers selling assets as a portfolio and liquidity management tool and not a core source of earnings. During 1998 the Company was focused on repositioning its portfolio into less prepayment sensitive ARM assets and selling assets that were prepaying faster than expected for which the Company could get a good value from a sale. As a result, the Company was more active in selling a few selected assets in 1998 than it has been year to date in 1999. In 1999, especially during the second and third quarters, the Company has been focused on fully utilizing its capital capacity after allowing the Company's assets to decrease during the latter part of 1998 and early 1999 and has, therefore, not been seeking opportunities to sell assets.

The Company recorded an expense for credit losses in the amount of $2,139,000 during the nine months ended September 30, 1999, compared to $1,402,000 during the same period of 1998. The increase in the provision reflects the increased size of the Company's ARM loan portfolio which includes loans held for securitization, loans held as collateral for AAA notes and securitized loans for which the Company retained all of the classes of securities created upon securitization, including the first loss classes, although the Company has acquired third-party credit insurance that has reduced or capped the Company's exposure to credit losses on securitized loans. To date, the Company has not experienced any losses from its loan portfolio and the loans that are currently delinquent appear to be adequately secured by their collateral value. Therefore, the Company does not believe it will experience any loss from the loans currently delinquent or from the one REO property owned as of September 30, 1999. The one REO property that the Company owned at June 30, 1999 was sold for an amount above the Company's carrying value.

For the nine months ended September 30, 1999 and 1998, the Company's ratio of operating expenses to average assets was 0.12%. The biggest difference in operating expenses during the first nine months of 1999 compared to 1998 was that the Manager has not earned a performance fee during the first nine months of 1999 compared to earning $759,000 during the same period of 1998. The operating expense ratio is the same for both periods due to the effect of having more average assets during 1998 compared to 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended September 30, 1999 consisted of reverse repurchase agreements, which totaled $3.259 billion, and callable AAA notes, which had a balance of $924.2 million. The Company's other significant source of funds for the quarter ended September 30, 1999 consisted of payments of principal and interest from its ARM assets in the amount of $378.5 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at September 30, 1999, had a weighted average effective cost of 5.65%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.2 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of September 30, 1999, $1.564 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to fourteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on September 30, 1999, had borrowed funds with 12 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended September 30, 1999. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of September 30, 1999, the Company had $924.2 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of September 30, 1999, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2000. One has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of September 30, 1999, the Company had $1.5 million borrowed against these whole loan financing facilities.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of September 30, 1999, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first nine months of 1999. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first nine months of 1999, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

The Company believes that most of its exposure to Year 2000 issues involves the readiness of third parties such as, but not limited to, loan servicers, security master servicers, security paying agents and trustees, its stock transfer agent, its securities custodian, the counterparties on its various financing agreements and hedging contracts and vendors. The Manager, at its expense, conducted a survey, which was completed during the first half of 1999, of all such third parties to try to determine the readiness of such third parties to handle Year 2000 dates and to try to determine the potential impact of Year 2000 issues. All surveyed parties have either certified that they are Year 2000 compliant or that they are in the testing stage and expect to be Year 2000 compliant. All third parties that indicated they are in the testing stage are being re-surveyed during the fourth quarter. Based on the surveys and re-surveys, the Company is satisfied that the computer programs of all significant third parties that the Company relies on will be ready for the Year 2000. The Company cannot be certain that the survey fully identified all Year 2000 issues to fully access the potential problems or loss associated with Year 2000 issues or that any failure by these other third parties to resolve Year 2000 issues would not have an adverse effect on the Company's operations and financial condition. The Company and the Manager believe that they are spending the appropriate and necessary resources to try to identify Year 2000 issues and to resolve them or to mitigate the impact of them to the best of their ability as they are identified.

The Company has developed a contingency plan for what it believes to be likely worst case scenarios. The Company believes that the most likely worst case scenarios all impact the availability and cost of financing ARM assets over year-end. For this reason, the Company has already entered into financing arrangements that finances over 60% of the Company's ARM portfolio over year-end. In addition, the Company has decided to increase its liquidity as year-end approaches by de-emphasizing the acquisition of ARM assets over the balance of the year. As an additional precaution, if it becomes prudent, the Company may review the appropriateness of selling selected assets that could prove to be difficult to finance over year-end, if acceptable financing arrangements for such assets can not or are not expected to be consummated by the end of the year. The Company is also discussing the financing of its agency payment receivables with other financial institutions as another possible source of liquidity. The Company believes that these steps, as part of its contingency plan, are prudent measures in light of the uncertainty related to Year 2000 issues. Further, the Company believes that these steps will be sufficient to address the most likely worst case scenarios, but the Company can provide no certainty that such will prove to be the case.

OTHER  MATTERS

As of September 30, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.4% of its 1999 revenue for the first nine months qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings
               At September 30, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.     Changes  in  Securities
               Not  applicable

Item  3.     Defaults  Upon  Senior  Securities
               Not  applicable

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
               None

Item  5.     Other  Information
               None

Item  6.     Exhibits  and  Reports  on  Form  8-K:

             (a)     Exhibits
                       See  "Exhibit  Index"

             (b)     Reports  on  Form  8-K

                     The Company filed the following Current Report on Form 8-K during the period covered by this Form 10-Q:

                     (i) Current Report on Form 8-K, dated September 1, 1999 regarding the Registrant's Change in Certifying Accountant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                     THORNBURG  MORTGAGE  ASSET  CORPORATION
                                     (dba  THORNBURG  MORTGAGE,  INC.)



Dated:     November  12,  1999       By:  /s/  Larry  A.  Goldstone
                                          -------------------------------------
                                          Larry  A.  Goldstone
                                          President and Chief Operating Officer
                                          (authorized  officer  of  registrant)




Dated:     November  12,  1999       By:  /s/  Richard  P.  Story
                                          -------------------------------------
                                          Richard  P.  Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)

                                  Exhibit Index

                                                                                  Sequentially
                                                                                    Numbered
Exhibit Number  Exhibit Description                                                   Page
--------------  ----------------------------------------------------------------  ------------
       3.2.1.1  Amendment to Article IV, Section 13 of the Bylaws of the Company            38