Form 10-K
period 1999-12-31
THORNBURG MORTGAGE ASSET CORP
filed 2000-03-06
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(MARK  ONE)
  X    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---   EXCHANGE  ACT  OF  1934

       FOR  THE  FISCAL  YEAR  ENDED:     DECEMBER  31,  1999

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

           119  E.  MARCY  STREET                               87501
          SANTA  FE,  NEW  MEXICO                            (Zip  Code)

                    (Address  of  principal  executive  offices)


               Registrant's telephone number, including area code (505) 989-1900

               Securities registered pursuant to Section 12(b) of the Act:

     Title  of  Each  Class          Name  of  Exchange  on  Which  Registered
     ----------------------          -----------------------------------------
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
     Yes    X          No
           ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [   ]

At February 29, 2000, the aggregate market value of the voting stock held by non-affiliates was $166,836,664, based on the closing price of the common stock on the New York Stock Exchange.

Number  of shares of Common Stock outstanding at February 29 , 2000:  21,489,663

DOCUMENTS  INCORPORATED  BY  REFERENCE:

     Portions of the Registrant's definitive Proxy Statement dated March 27, 2000, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 27, 2000, are incorporated by reference into Parts I and III.

                       This Page Left Intentionally Blank

                      THORNBURG MORTGAGE ASSET CORPORATION
                         (dba THORNBURG MORTGAGE, INC.)
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I


                                                                           Page
                                                                           ----

ITEM 1.               BUSINESS                                                4

ITEM 2.               PROPERTIES                                             21

ITEM 3.               LEGAL PROCEEDINGS                                      21

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    21

                                     PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED SHAREHOLDER MATTERS                        22

ITEM 6.               SELECTED FINANCIAL DATA                                23

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          24

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE
                      ABOUT MARKET RISKS                                     44

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            44

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE                    44

                                     PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     45

ITEM 11.              EXECUTIVE COMPENSATION                                 45

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                             45

ITEM 13.              CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS        45

                                     PART IV

ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K                                    45

FINANCIAL STATEMENTS                                                        F-1

SIGNATURES

EXHIBIT INDEX

                                     PART I


ITEM  1.     BUSINESS

GENERAL

Thornburg Mortgage Asset Corporation, including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT". The Company has two REIT qualified subsidiaries which are involved in financing its mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in the Company's financial statements and federal and state tax returns. In 1999, the Company formed a new REIT qualified subsidiary, Thornburg Mortgage Home Loans, Inc., to originate loans for the Company according to the Company's underwriting guidelines. This new subsidiary did not commence any operations in 1999 but is expected to during the first half of 2000.

Acquisition  of  FASLA  Holding  Company

On December 23, 1999, the Company and Thornburg Mortgage Advisory Corporation (the "Manager") entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at the time, approximately $138 million in assets. The cash purchase price is $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval which is expected to be received by mid-2000. Due to ownership restrictions in the current Internal Revenue Code applicable to REITs, the purchase has been structured such that the Company will pay 95% of the purchase price for preferred stock of FASLA Holding Company which will represent 95% of the economic interests in FASLA Holding Company and the Manager will pay 5% of the purchase price for common shares with 100% of the voting rights of FASLA Holding Company which will represent 5% of the economic value of FASLA Holding Company. In this structure, FASLA Holding Company would be an unconsolidated qualified taxable REIT subsidiary of the Company. During 1999, legislation was enacted by the U.S. Congress, effective January 1, 2001, that will permit REITs to have 100% ownership in qualified taxable subsidiaries, subject to certain limitations, that would allow the Company and the Manager to alter this structure such that FASLA Holding Company may become a wholly-owned taxable subsidiary of the Company that would be consolidated for financial statement purposes.

The primary purpose of this acquisition is to obtain nationwide lending authority in order to expand the Company's acquisition channels for ARM loans. As a federally chartered thrift institution, First Arizona Savings has the authority to be a nationwide lender. The Company intends to initiate a mortgage banking division within First Arizona Savings that would originate loans for sale to the Company, based upon the Company's underwriting standards and ARM product designs. It will also likely offer other standard loan products, including fixed-rate loans, that would be originated and sold to third party investors. The Company expects to avoid establishing an expensive infrastructure involving substantial fixed costs generally associated with operating a mortgage banking operation by utilizing private-label "fee based" third-party vendors who (1) specialize in the underwriting, processing and closing of mortgage loans and (2) a sub-servicer to provide the capability to service the loans originated. The Company believes these third-party service providers have developed both efficiencies and expertise through specialization that afford the Company an opportunity to enter the mortgage origination and loan servicing business in a cost effective manner with very little "up front" investment.

The Company also expects to continue operating First Arizona Savings as a full service community bank within its current local market areas. First Arizona Savings has traditionally been an originator of single-family residential loans, both permanent and construction, based on underwriting standards that are similar to the Company's. First Arizona Savings has generally retained ARM and Hybrid ARM loans for its portfolio and have sold a significant percentage of their fixed-rate loan production to FHLMC. First Arizona's primary source of funds has been retail deposits and a limited amount of Federal Home Loan Bank advances. The Company believes this business model is a consistent extension of the Company's existing business model that emphasizes high credit quality lending and prudent interest rate risk management. Further, the Company believes that by utilizing third-party service provider specialists for the mortgage banking division, the Company will be able to operate very cost effectively with minimal capital at risk consistent with the Company's existing business model.

Thornburg  Brand  Development

In 1999, the Company instituted a new marketing approach in conjunction with affiliates aimed at developing brand recognition of the Thornburg name. In the process, the Company has refined its marketing message and updated the Company's logo and corporate literature. The Company began doing business as ("dba")
Thornburg Mortgage, Inc. as of October 14, 1999. In conjunction with these efforts, the Board of Directors approved an amendment to the Company's Articles of Incorporation to formally change the name of the Company to Thornburg Mortgage, Inc. which will be voted on by the shareholders at the Shareholders Meeting scheduled for April 27, 2000. This new name more accurately reflects the expanded business of the Company from purely an asset manager to a value-added operating enterprise that originates and services mortgage loans as well as manages a portfolio of high quality mortgage assets on a low cost basis.

OPERATING  POLICIES  AND  STRATEGIES

Investment  Strategies

Historically, the Company has relied solely on an investment strategy to purchase ARM securities and ARM loans originated and serviced by other mortgage lending institutions. Increasingly, mortgage lending is being conducted by mortgage lenders who specialize in the origination and servicing of mortgage loans and then sell these loans to other mortgage investment institutions, such as the Company. In 1999, the Company expanded its acquisition strategy to include acquiring assets that meet Thornburg underwriting guidelines through a new correspondent lending program which currently includes approximately thirty financial institutions approved by the Company. By increasing its sources for mortgage loans, the Company expects to enhance its ability to acquire high quality assets at attractive prices.

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

In 1998, the Company began investing in hybrid ARM assets ("Hybrid ARMs") which are included in the Company's references to ARM securities and ARM loans. Hybrid ARMs are typically 30 year loans that have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of the term of the Hybrid ARM. In keeping with the Company's policy of minimizing interest rate risk in its portfolio, the Hybrid ARMs are generally financed with fixed rate debt for the period in which their interest rate is fixed. See "Hedging Strategies".

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company will not invest more than 30% of its ARM assets in Hybrid ARMs and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. On June 15, 1999 the Company's Board of

Directors expanded the Company's investment policy to include the acquisition of Hybrid ARMs with fixed-rate periods of up to ten years from the previous limit of five years. Hybrid ARMs with fixed-rate periods of greater than five years are further limited to no more than 10% of the Company's ARM assets. As with all its Hybrid ARMs, the Company will hedge the interest rate risk of financing the longer Hybrid ARMs consistent with its hedging strategies. See "Hedging Strategies".

The Company's investment policy requires the Company to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short-term investments. High Quality means:

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

Acquisition  of  ARM  and  Hybrid  ARM  Loans

The Company acquires existing pools of ARM loans, acquires individual loans directly from loan originators, and intends to begin offering mortgage loans on a retail basis. All loans acquired are intended to be securitized and then held in the ARM securities portfolio as high quality assets. Acquiring ARM loans for securitization is expected to benefit the Company by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) potentially higher yielding investments in its portfolio.

The Company acquires residential ARM and Hybrid ARM whole loans utilizing two processes which the Company calls the Bulk Acquisition Method ("Bulk Method") and the Flow Acquisition Method ("Flow Method"). The Bulk Method, which the Company began utilizing in 1997, involves a number of the Company's established relationships with mortgage originators, or mortgage aggregators, who sell the Company pools of whole loans at market prices, with the servicing rights, generally, remaining with the originator or seller. In cases where the Company buys the servicing rights along with the loans, the Company contracts with a qualified loan servicer to perform the loan servicing function for a fee. In the Bulk Method, the loans are originated using the seller's loan products, programs and underwriting guidelines Additionally, the credit review of the borrower, the appraisal of the property and the quality control procedures are performed by the originator. The Company generally only considers the purchase of loans when all of the borrowers have had their incomes and assets verified, their credit checked and appraisals of the properties have been obtained. The Company then obtains an independent underwriter's review, performed by a third party for the benefit of the Company, which entails a review of the application processing and loan closing methodologies used by the originators in qualifying a borrower for a loan. In addition, the Company utilizes its own personnel to re-review some of the individual loans in order to insure the highest possible loan quality. The Company generally does not review all of the loans in a bulk package of loans, but rather selects loans for underwriting review based upon specific criteria such as property location, loan size, effective loan-to-value ratios, borrowers' credit score and other criteria the Company believes to be important indicators of credit risk. Additionally, prior to the purchase of loans, the Company obtains representations and warranties from each seller stating that each loan meets the seller's underwriting standards and other requirements. The breach of such representations and warranties in regards to a loan can result in the seller having an obligation to repurchase the loan.

In the Flow Method, which the Company began utilizing in the first half of 1999, the Company acquires mortgage loans from correspondent lenders using the Company's internally developed loan programs and underwriting criteria. This means that the correspondent originates the individual loans using the Company's established credit and program guidelines. All correspondents are pre-qualified by the Company to determine their financial strength and the soundness of their own established in-house mortgage procedures. Each borrower's credit and the value of each property is underwritten by the correspondents to the Company's specifications. This is the same process used by originators/sellers in the Bulk Method except that in the Flow Method all of the application processing, loan underwriting, credit approval and appraisal guidelines have been developed by the Company to meet the Company's own credit criteria and portfolio requirements.

Prior to closing, all of the loans acquired in the Flow Method are then subjected to further credit review by mortgage insurance companies that also use the Company's guidelines to review the loans to insure product quality and compliance with the Company's guidelines. The three mortgage insurance companies chosen by the Company to perform this function use a two-step loan approval process. After the credit review and quality control review are performed by the originator/seller, but prior to the purchase of the loans by the Company, all of the higher risk/higher LTV loans are placed through an automated underwriting system created by Fannie Mae ("FNMA") called "Desktop Underwriter." This is the same system used by Fannie Mae in connection with all of their own loan purchases. Secondly, all loans are then screened by the mortgage insurance company personnel to verify their compliance to the Company's guidelines. After closing, a select number of these loans are then subjected to an additional quality control review performed by a third party which again verifies that the loan was properly underwritten and to confirm that the loan documents are complete and properly executed. All of the loans acquired through the Flow Method are assigned a "Risk Evaluation Score" or "Mortgage Score" by each of the mortgage insurance companies. The risk score evaluates not only the borrower's credit but also the geographic location of the property, the economic viability of the area, the general market conditions and the loan product chosen by the borrower. The Company believes that obtaining risk scores will help in reducing the Company's securitization costs by insuring that the Company purchases the highest quality mortgage loans with the lowest risk possible.

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

In both methods the Company uses its in-house staff as well as third party credit underwriters to verify the credit quality of the borrowers as well as the soundness of the mortgage collateral securing the individual loans. As added security, the Company uses the services of a third party document custodian to insure the quality and accuracy of all individual mortgage loan documents, which are then held in safekeeping with the third-party document custodian. As a result, all of the original individual loan documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

The Company's retail lending strategy is to utilize technology to become the mortgage lender of the future, which is a low cost, low overhead, efficient lender that provides attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. By eliminating intermediaries between the borrower and the Company, an investor in mortgage assets, the Company expects to originate loans at attractive prices while still offering borrowers attractive mortgage rates. In expanding into the retail origination business, the Company intends to continue its strategy of acquiring only "A" quality mortgages with the same emphasis on loan quality as in its current loan acquisition activities.

 In 2000, the Company expects to begin originating loans directly with borrowers using two origination channels. One channel the Company expects to employ is to originate loans using a telemarketing operation, where borrowers will be able to call the Company, or its representatives, inquire about loan products and interest rates, seek advice and counseling regarding qualifying for a loan and the approval process. Prospective borrowers will be able to apply for a loan over the telephone and receive pre-approval before the call is complete. A completed mortgage loan application along with a request for additional supporting documentation will be sent to the borrower for signature. Thornburg Mortgage loan processors, or their third party agents, will be responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

The second channel the Company expects to employ is to originate loans through the Company's website. In this instance, prospective borrowers will be able to look up mortgage loan product and interest rate information through the Company's website, seek an on-line pre-approval of their loan and submit a mortgage loan application for processing, underwriting and closing. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative will be assigned the responsibility for completing the loan process on behalf of the borrower.

The Company expects to begin originating loans through one or both of these channels during the first half of 2000. Initially, the Company intends to originate mortgage loans through Thornburg Mortgage Home Loans, Inc., a newly created subsidiary of Thornburg Mortgage, Inc. licensed to originate loans in the state of New Mexico, and which is also able to originate loans in Colorado, Utah and Texas. In the latter half of 2000, the Company intends to expand its direct origination capability to a nationwide program upon approval and closing of the Company's acquisition of First Arizona Savings. Once the First Arizona Savings acquisition closes, the Company will then have a nationwide lending license in order to pursue its objectives.

The mortgage origination process is a labor intensive, document intensive business that requires significant back office systems and personnel. The Company is in the process of contracting with a third party "back office" mortgage service provider who would provide all of the loan processing, underwriting, documentation and closing functions required to originate and close mortgage loans. Additionally, this third party service provider will also staff a mortgage loan call center for the benefit of Thornburg Mortgage. The third party service provider will also build a "Thornburg Team" consisting of loan counseling representatives, loan processors, underwriters and loan closers. These services will be provided on a "private label" basis, meaning that all of these representatives will identify themselves as being Thornburg Mortgage representatives. The benefit to Thornburg Mortgage of this arrangement is that the Company will pay for these services as it uses them, based on closed loans, without a significant investment in personnel, systems, office space and equipment.

For both of these origination channels, the Company expects that its prospective borrowers will be able to track the progress of their mortgage loan application as it makes its way through processing, underwriting and closing using the Thornburg Mortgage website. In this way, prospective borrowers will be able to stay fully informed regarding the status of their loan application.

The Company has also contracted with a third party to provide private label loan servicing for loans which the Company originates. This third party sub-servicer will collect mortgage loan payments, manage escrow accounts, provide coupon payment books and notices to borrowers, offer on-line mortgage servicing information and provide customer service, loan collection, loss mitigation, foreclosure, bankruptcy and REO management services. The fees paid by the Company for this service are based on a fixed rate schedule based on the number of loans serviced. A third party service provider using the name Thornburg Mortgage is providing all of these loan-servicing functions.

In addition, the Company is in discussions with providers of web-based mortgage origination systems which are paid on a per closed loan basis. The Company intends to offer mortgages online utilizing third party, private label web-based origination systems that will offer the Company's mortgage products, underwritten to the Company's guidelines, for sale to the Company.

Securitization  of  ARM  Loans

The Company acquires ARM loans for its portfolio with the intention of securitizing them in such a way as to maximize the amount of high quality securities that can be created from an accumulation of the ARM loans. In order to facilitate the securitization of its loans, the Company generally retains a subordinate interest in the loans which provides a limited amount of credit enhancement, and often purchases an insurance policy from a third party financial guarantor that "wraps" the remaining balance of the loans to a credit rating of AA or better. Upon securitization, the Company then owns the high quality ARM securities and the subordinate certificates in its portfolio and finances the high quality securities in the repurchase agreement market, or issues debt obligations in the capital markets as an alternative financing source to the repurchase agreement market.

In 1999, the Company began securitizing its conforming balance loans through a program provided by FNMA. See "FNMA Loan Programs". The Company exchanged a pool of its loans with balances no greater than $242,000 for a FNMA Mortgage-Backed Security or MBS. As described in the "FNMA Loan Programs" below, the Company receives an MBS which pays the Company interest and principal derived from the interest and principal payments on the underlying mortgages less a fee paid to the servicer of the loans and less a guaranty fee paid to FNMA. In this way, the Company no longer has any credit exposure to the pool of mortgages and has exchanged the pool of mortgages for a High Quality asset.

Financing  Strategies

The Company employs a leveraging strategy to increase its assets by borrowing against its ARM assets and then using the proceeds to acquire additional ARM assets. By leveraging its portfolio in this manner, the Company expects to maintain an equity-to-assets ratio between 8% and 10%, when measured on a historical cost basis. The Company believes that this level of capital is sufficient to allow the Company to continue to operate in interest rate environments in which the Company's borrowing rates might exceed its portfolio yield. These conditions could occur when the interest rate adjustments on the ARM assets lag the interest rate increases in the Company's variable rate borrowings or when the interest rate of the Company's variable rate borrowings are mismatched with the interest rate indices of the Company's ARM assets. The Company also believes that this capital level is adequate to protect the Company from having to sell assets during periods when the value of its ARM assets are declining. If the ratio of the Company's equity-to-total assets, measured on a historical cost basis, falls below 8%, the Company will take action to increase its equity-to-assets ratio to 8% of total assets or greater, when measured on a historical cost basis, through normal portfolio amortization, raising equity capital, sale of assets or other steps as necessary.

The Company's ARM assets are financed primarily at short-term borrowing rates and can be financed utilizing reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit and other secured or unsecured financings which the Company may establish with approved institutional lenders. Prior to 1998, reverse repurchase agreements had been the primary source of financing utilized by the Company to finance its ARM assets. Since 1998, however, the Company has diversified its financing sources by issuing debt in the capital markets as described below. As of December 31, 1999, capital markets debt represents 23% of the Company's total debt obligations. Generally, upon repayment of each reverse repurchase agreement, the ARM assets used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement. The Company has established lines of credit and collateralized financing agreements with twenty-five different financial institutions.

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

The Company also utilizes capital market transactions by issuing debt collateralized by specific pools of ARM assets that are placed in a trust. The financing of ARM assets in this way eliminates the risk of margin calls on the financing of those ARM assets and limits the Company's exposure to credit risk on the ARM and Hybrid ARM loans collateralizing such debt. The Company receives a credit rating on the debt based on the quality of the ARM assets, amount of any credit enhancement obtained and subordination levels of the debt proscribed by the rating agency(ies), all of which affects the interest rate at which the debt can be issued. The principal and interest payments on the debt are paid by the trust out of the cash flows received on the collateral. By utilizing such a structure, the Company can issue either floating rate debt indexed to various indices that more closely matches the characteristics of the collateralized ARM assets, depending upon market constraints and conditions, or fixed rate debt that corresponds to the characteristics of collateralized Hybrid ARM loans.

The Company also enters into financing facilities for whole loans. The Company uses these credit lines to finance its acquisition of whole loans while it is accumulating loans for securitization or until more permanent financing is arranged in a capital markets collateralized debt transaction. In 1998, the Company utilized two whole loan financing facilities that provided the Company with uncommitted lines of credit based on the market value of its whole loans. Uncommitted lines of credit are generally less expensive than a committed line of credit, but during periods of market turmoil, uncommitted lines of credit can be terminated by the counterparty with little notice to the Company and at a time when the Company would have difficulty in replacing the line of credit. Therefore, beginning in 1999, the Company has decided to negotiate and pay a fee for committed facilities as well as continue to utilize uncommitted facilities. During January 2000, the Company renewed one committed facility in the amount of $150,000,000, which the Company can increase to $300,000,000 for an additional fee, and has other uncommitted facilities in place.

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

Hedging  Strategies

The Company makes use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on its net interest income. In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum rate. The borrowings incurred by the Company to finance its ARM assets portfolio are not subject to equivalent interest rate caps. Accordingly, the Company purchases interest rate cap agreements ("Cap Agreements") to prevent the Company's borrowing costs from exceeding the lifetime maximum interest rate on its ARM assets. These Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs if prevailing interest rates exceed the rate specified in the Cap Agreement. A Cap Agreement is a contractual agreement for which the Company pays a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements owned as of December 31, 1999, the Company will receive cash payments if the applicable index, generally the one-month, three-month, six-month LIBOR index or Prime, increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 9.96%. The fair value of these Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets.

In addition, ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings incurred by the Company do not have similar periodic caps. The Company generally does not hedge against the risk of its borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. The Company attempts to mitigate the effect of periodic caps in several ways. First, the yield on the Company's ARM assets can change by more that the 1% or 2% per periodic interest rate adjustment limitation depending upon how prepayment activity changes as interest rates change. Secondly, beginning in 1998, the Company began to acquire variable rate CMOs and CBOs ("Floaters"), Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of December 31, 1999, approximately $2.074 billion of the Company's ARM securities and ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 48% of total ARM assets.

The Hybrid ARMs have an initial fixed rate period, generally 3 to 5 years. Since the Company's borrowings are generally short-term, the Company enters into interest rate swap agreements that limits its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. In accordance with the terms of these swap agreements, the Company pays a fixed rate of interest during the term of the agreements, and receives a payment that varies monthly with the one month LIBOR Index. The Company generally enters into a swap that amortizes at an agreed upon prepayment rate based on the Company's estimate of the expected rate of principal amortization of the Hybrid ARMs being financed. In similar fashion, the Company has purchased Cap Agreements to limit the interest rate of financing Hybrid ARMs during their fixed rate term, generally for three to ten years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

The Company may also enter into interest rate swap agreements to manage the average interest rate reset period on its borrowings. In accordance with the terms of the swap agreements, the Company pays a fixed rate of interest during the term of the agreements and receives a payment that varies monthly with the one month LIBOR Index. These agreements have the effect of fixing the Company's borrowing costs on a similar amount of swaps owned by the Company and, as a result, the Company reduces the interest rate variability of its borrowings. The Company may also use interest rate swap agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between the Company's interest yielding assets and the financing of such assets.

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

The Company also enters into hedging transactions in connection with the purchase of Hybrid ARMs to minimize the impact of changes in financing rates between the trade date and the settlement date. Generally, the Company hedges the cost of obtaining future fixed-rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settles the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses are deferred and amortized as a yield adjustment to the financing over the fixed-rate period of the Hybrid ARMs.

The Company may enter into other hedging-type transactions designed to protect its borrowings costs or portfolio yields from interest rate changes. The Company may also purchase "interest only" mortgage derivative assets or other derivative products for purposes of mitigating risk from interest rate changes. The Company has not, to date, entered into these types of transactions, but may do so in the future. In 1999, the Board of Directors approved an expansion of the financial instruments with which the Company currently implements its hedging strategies. In addition to the instruments described above, the Company will also utilize from time to time futures contracts and options on futures contracts on the Eurodollar, Fed Funds, Treasury bills and Treasury notes and similar financial instruments. Utilization of these instruments is dependent upon the Company being properly registered and receiving an exemption from being classified as a "Commodity Pool Operator" by the Commodities and Futures Trade Commission.

Hedging transactions currently utilized by the Company generally are designed to protect the Company's net interest income during periods of changing market interest rates. The Company does not intend to hedge for speculative purposes. Further, no hedging strategy can completely insulate the Company from risk, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge, particularly with respect to hedging against periodic cap risk. The Company carefully monitors and may have to limit its hedging strategies to ensure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT".

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

                          PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 1999, ARM assets comprised approximately 99% of the Company's total assets. The Company has invested in the following types of mortgage assets in accordance with the operating policies established by the Board of Directors and described in "Business - Operating Policies and Strategies - Operating Restrictions".

PASS-THROUGH  CERTIFICATES

The Company's investments in mortgage assets are concentrated in High Quality ARM pass-through certificates which account for approximately 77% of ARM assets held. These High Quality ARM pass-through certificates consist of Agency Certificates and privately issued ARM pass-through certificates that meet the High Quality credit criteria. These High Quality ARM pass-through certificates acquired by the Company represent interests in ARM loans which are secured primarily by first liens on single-family (one-to-four units) residential properties, although the Company may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. The Company also includes in this category of assets a portion of the ARM and Hybrid ARM loans that have been deposited in a trust and held as collateral for its notes payable in the amount equivalent to the AAA portion of the debt issued by the trust. The ARM pass-through certificates, including the ARM and Hybrid ARM loans collateralizing notes payable, acquired by the Company are generally subject to periodic interest rate adjustments, as well as periodic and lifetime interest rate caps which limit the amount an ARM security's interest rate can change during any given period.

The following is a discussion of each type of pass-through certificate held by the Company as of December 31, 1999:

FHLMC  ARM  Programs

FHLMC is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of FHLMC consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. During 1999, FHLMC purchased $16.5 billion of ARM loans to securitize into ARM certificates and as of December 31, 1999, there was $35.1 billion of all types of FHLMC ARM certificates outstanding, of which FHLMC held $17.1 billion in its own portfolio.

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

FNMA  ARM  Programs

FNMA is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. FNMA established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of assets through REMICs under the Code. During 1999, FNMA issued $11.8 billion of FNMA ARM certificates and as of December 31, 1999, FNMA held $13.4 billion in its own portfolio.

Each FNMA ARM Certificate issued to date has been issued in the form of a pass-through certificate representing a fractional undivided interest in a pool of ARM loans formed by FNMA. The ARM loans included in each pool are fully amortizing conventional mortgage loans secured by a first lien on either one-to-four family residential properties or multi-family properties. The original term to maturity of the mortgage loans generally does not exceed 40 years. FNMA has issued several different series of ARM Certificates. Each series bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA's guarantee fee.

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

Privately issued ARM pass-through certificates credit enhanced by mortgage pool insurance provide the Company with an alternative source of ARM assets (other than Agency ARM assets) that meet the Qualifying Interests test for purposes maintaining the Company's exemption under the Investment Company Act of 1940. Since the inception of the Company in 1993, most of the providers of mortgage pool insurance have stopped providing such insurance. Although, in 1999, the Company was successful in negotiating a new pool insurance policy for a one of the privately-issued ARM Pass-Through Certificates it purchased. Since these opportunities are rare, the Company has increased its investment in Agency ARM securities and in whole loans as its primary sources of Qualifying Interests in real estate.

COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOS"), MULTICLASS PASS-THROUGH ASSETS AND COLLATERALIZED BOND OBLIGATIONS ("CBOS")

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

The CBOs acquired by the Company, like CMOs, are debt obligations, but, in the case of CBOs, are secured by security interests in portfolios of high quality, low duration, mortgage-backed, asset-backed and other fixed and floating rate securities managed by third-parties. The Company only acquires CBO's that have portfolios that consist primarily of either real estate qualifying assets or high quality mortgage backed securities. In a CBO transaction, principal and interest payments are used to pay current period interest and any excess is reinvested into the portfolio. The amount of proceeds at maturity, on the CBO classes owned by the Company, is generally dependent upon the total rate of return performance of the underlying collateral and can result in a final redemption value that is less than the face value of the investment. CBOs typically don't amortize monthly, rather they mature on a specific maturity date.

Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs, CBOs or multiclass pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

Multiclass pass-through securities backed by ARM assets or ARM loans owned by the Company are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. The Company also owns variable rate classes of CMOs and CBOs that are backed by both fixed- and adjustable-rate mortgages that are issued by FHLMC, FNMA and other private issuers.

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

ARM  AND  HYBRID  ARM  LOANS

The ARM and Hybrid ARM loans the Company has acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets. The Company acquires loans that are generally underwritten to "A" quality standards. The Company considers loans to be "A" quality when they are underwritten in such a way as to assure that the borrower has adequate verified income to make the required loan payment, adequate verified equity in the underlying property, and by the borrower's willingness and ability to repay the mortgage as demonstrated by a good credit history. As a result, the loans acquired by the Company are generally fully documented loans to borrowers with good credit histories, adequate income to support the monthly mortgage payment, adequate assets to close the loan, with 80% or lower effective loan-to-value ratios based on independently appraised property values or are seasoned loans with over five years or more of good payment history.

When acquiring ARM and Hybrid ARM loans, either originated specifically for the Company or when the Company acquires pools of loans in bulk, the Company focuses its attention on key aspects of a borrower's profile and the characteristics of a mortgage loan product that the Company believes are most important in insuring excellent loan performance and minimal credit exposure. The Company's loan programs focus on larger down payments, excellent borrower credit history (as measured by a credit report and a credit score) and a conservative appraisal process. If an ARM or Hybrid ARM loan acquired has a loan-to-property-value that is above 80%, then the borrower is required to pay for private mortgage insurance providing additional protection to the Company against credit risk. The loans acquired have original maturities of forty years or less. The ARM and Hybrid ARM loans are either fully amortizing or are interest only for up to ten years and fully amortizing thereafter. All ARM loans acquired bear an interest rate that is tied to an interest rate index and some have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The ARM loans generally adjust based upon the following indices: a U.S. Treasury Bill index, a LIBOR index, a Certificate of Deposit index, a Cost of Funds index or Prime. The Hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then they convert to an ARM loan with the features of an ARM loan described above.

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

     The following is a summary of the factors the Company believes important and that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected. No assurance is or can be given that any important factor set forth below will be realized in a manner so as to allow the Company to achieve the desired or projected results. The words "believe," "except," "anticipate," "intend," "aim," "expect," "will," and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

- Interest Rate Risks Associated with any Future Unhedged Portion of the Fixed Term of Hybrid ARMs

-     The  Loss  of  Key  Personnel

-     Fundamental  Changes  in  Investment  Policies  and  Strategies

-     Fluctuations  or  Variability  of  Dividend  Distributions

-     Capital  Stock  Price  Volatility

-     Uncertainty  Associated  With  New  Business  Lines

-     Additional  Investment  in  New  Business  Lines

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


                                    EMPLOYEES

As of December 31, 1999, the Company had no employees. Thornburg Mortgage Advisory Corporation (the "Manager") carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of a management agreement discussed below.

THE  MANAGEMENT  AGREEMENT

On June 15, 1999, the Company renewed its management agreement with Thornburg Mortgage Advisory Corporation (the "Management Agreement"), the Manager, for a term of ten years, with an annual review required each year. In addition to extending the term, the Management Agreement was amended to include a minimum fee to be paid to the Manager upon termination. The Management Agreement also provides that in the event a person or entity obtains more than 20% of the Company's common stock, if the Company is combined with another entity, or if the Company terminates the Agreement other than for cause, the Company is obligated to acquire substantially all of the assets of the Manager through an exchange of shares with a value based on a formula tied to the Manager's net profits. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate.

The Manager receives a per annum base management fee on a declining scale based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement), payable monthly in arrears. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 1% over the Ten Year U.S. Treasury Rate. In addition, during 1999, the two wholly-owned REIT qualified subsidiaries of the Company entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,250 per calendar quarter, paid in arrears. For further information regarding the base management fee, incentive compensation and applicable definitions, see the Company's Proxy Statement dated March 27, 2000 under the caption "Certain Relationships and Related Transactions".

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


                        FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

The Company has elected to be treated as a REIT for federal income tax purposes. In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, electing entities that invest primarily in real estate and mortgage loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their shareholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that typically results from the use of corporate investment vehicles.

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

Ownership  of  Common  Stock

For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of capital stock must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of the capital stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and to demand statements from persons owning above a specified level of the REIT's shares (as long as the Company has over 200 but fewer than 2,000 shareholders of record, only persons holding 1% or more of the Company's outstanding shares of capital stock) regarding their ownership of shares. The Company must keep a list of those shareholders who fail to reply to such a demand.

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

At present, REITs are generally limited to holding non-voting preferred stock in taxable affiliates. The recently enacted REIT Modernization Act, effective for 2001 and thereafter, includes provisions that will allow REITs to own some or all of the stock of taxable subsidiaries. In general, it limits the aggregate value of businesses undertaken by a REIT through taxable subsidiaries to 20% or less of the REIT's total assets. Existing taxable subsidiaries will have to be converted to qualified taxable REIT subsidiaries after December 31, 2000, unless the existing taxable subsidiary has been in place since July 12, 1999 and there has been no material change in the taxable subsidiary's assets or business since that time. As a result the Company will likely have to make an election on its 2001 tax return to treat FASLA Holding Company, Inc. as a qualified taxable subsidiary. The Company may from time to time hold, through one or more taxable subsidiaries, assets that, if held directly by the Company, could otherwise generate income that would have an adverse effect on the Company's qualification as a REIT or on certain classes of the Company's shareholders. The Company does not reasonably expect that the value of such taxable subsidiaries, in the aggregate, ever to exceed 20% of the Company's assets and therefore the Company does not anticipate that the proposal, if enacted, would have a material effect on the Company's operations.

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

Distributions

The Company must distribute to its shareholders on a pro rata basis each year an amount equal to at least (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any "excess noncash income". The Company intends to make distributions to its shareholders in sufficient amounts to meet the distribution requirement. As a result of legislation enacted in 1999 and effective for 2001 and thereafter, the Company will have to distribute an amount calculated by substituting 90% for 95% in the foregoing formula.

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

          The Company's principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. The Company's two wholly-owned qualified REIT subsidiaries have their principal offices in Santa Fe, New Mexico and are leased from the Manager.

ITEM  3.  LEGAL  PROCEEDINGS

          At December 31, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange under the trading symbol "TMA". As of February 3, 2000, the Company had 21,489,663 shares of common stock outstanding which were held by 1,030 holders of record and approximately 15,449 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

                                                                              Cash
                                                  Stock Prices              Dividends
                                         --------------------------------   Declared
1999                                       High        Low       Close      Per Share
----                                     --------  ----------  ----------  ------------
Fourth Quarter ended December 31, 1999    9  3/16    7  15/16    8    1/4  $   0.23 (1)
Third Quarter ended September 30, 1999   10   7/8    8    1/4    8  13/16  $   0.23
Second Quarter ended June 30, 1999       11   3/8    7   9/16   10         $   0.23
First Quarter ended March 31, 1999       10          7   7/16    8    5/8  $   0.23

1998
----

Fourth Quarter ended December 31, 1998    9   1/2    5    5/8    7    5/8  $   0.23
Third Quarter ended September 30, 1998   13   5/8    7   3/16    9                - (2)
Second Quarter ended June 30, 1998       16   1/8   10    1/2   11    7/8  $   0.30
First Quarter ended March 31, 1998       18   1/2   14    3/4   15    7/8  $  0.375

1997
----

Fourth Quarter ended December 31, 1997   22   1/4   15    7/8   16    1/2  $   0.50
Third Quarter ended September 30, 1997   24  9/16   20          21         $   0.50
Second Quarter ended June 30, 1997       22   1/8   17    3/4   21    1/2  $   0.49
First Quarter ended March 31, 1997       22   7/8   18    3/4   19         $   0.48

(1) The fourth quarter of 1999 dividend was declared in January 2000 and paid in February 2000.

(2) On August 17, 1998, the Company's Board of Directors announced that dividends on common stock, in the future, would be declared after each quarter-end rather than during the applicable quarter.

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

ITEM  6.     SELECTED  FINANCIAL  DATA

The following selected financial data are derived from audited financial statements of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (Amounts in thousands, except per share data).

OPERATIONS  STATEMENT  HIGHLIGHTS

                                                           1999         1998         1997         1996         1995
                                                     -----------  -----------  -----------  -----------  -----------
Net interest income                                  $   34,015   $   31,040   $   49,064   $   30,345   $   13,496
Net income                                           $   25,584   $   22,695   $   41,402   $   25,737   $   10,452
Basic earnings per share                             $     0.88   $     0.75   $     1.95   $     1.73   $     0.88
Diluted earnings per share                           $     0.88   $     0.75   $     1.94   $     1.73   $     0.88
Average common shares                                    21,490       21,488       18,048       14,874       11,927
Distributable income per common share                $     0.99   $     0.84   $     1.98   $     1.76   $     0.92
Dividends declared per common share                  $     0.92   $    0.905   $     1.97   $     1.65   $     0.93
Yield on net int.-earning assets (Portfolio Margin)        0.77%        0.64%        1.30%        1.29%        0.73%
Return on average common equity                            5.81%        4.80%       12.72%       11.68%        5.81%
Noninterest expense to average assets                      0.12%        0.13%        0.21%        0.21%        0.13%

BALANCE SHEET HIGHLIGHTS
                                                                             As of December 31
                                                           1999         1998         1997         1996         1995
                                                     -----------  -----------  -----------  -----------  -----------
Adjustable-rate mortgage assets                      $4,326,098   $4,268,417   $4,638,694   $2,727,875   $1,995,287
Total assets                                         $4,375,965   $4,344,633   $4,691,115   $2,755,358   $2,017,985
Shareholders' equity  (1)                            $  394,241   $  395,484   $  380,658   $  238,005   $  182,312
Historical book value per share (2)                  $    15.28   $    15.34   $    15.53   $    14.67   $    14.96
Market value adjusted book value per share (3)       $    11.40   $    11.45   $    14.42   $    13.70   $    13.16
Number of common shares outstanding                      21,490       21,490       20,280       16,219       12,191
Yield on ARM assets                                        6.38%        5.86%        6.38%        6.64%        6.73%

(1)  Shareholders' equity before unrealized market value adjustments.
(2) Shareholders' equity before unrealized market value adjustments, excluding preferred stock, divided by common shares outstanding.
(3) Shareholders' equity, excluding preferred stock, divided by common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION  OF  FASLA  HOLDING  COMPANY

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, $138 million in assets. The cash purchase price is $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval which is expected to be received by mid-2000.

The primary purpose of this acquisition is to obtain nationwide lending authority in order to expand the Company's acquisition channels for ARM loans. The Company intends to initiate a mortgage banking division within First Arizona Savings that would originate loans for sale to the Company, based upon the Company's underwriting standards and ARM product design. It is also likely that other standard loan products, including fixed-rate loans, would be originated and sold to third party investors. The Company expects to avoid establishing an expensive infrastructure involving substantial fixed costs generally associated with operating a mortgage banking operation by utilizing a "fee based" third-party vendor who specializes in private label loan underwriting, application processing and the loan closing process and by utilizing a sub-servicer to service the loans originated. The Company believes these third-party service providers have developed both efficiencies and expertise through specialization that afford the Company an opportunity to enter this business in a cost effective manner with very little initial capital investment.

The Company also expects to continue operating First Arizona Savings as a full service community bank within its current local market areas. First Arizona Savings has traditionally been an originator of single-family residential loans, both permanent and construction, based on underwriting standards that are similar to the Company's and has generally retained ARM and Hybrid ARM loans for its portfolio and have sold a significant percentage of their fixed-rate loan production to FHLMC. First Arizona's primary source of funds has been retail deposits and a limited amount of Federal Home Loan Bank advances. The Company believes this business model is a consistent extension of the Company's existing business model that emphasizes high credit quality lending and prudent interest rate risk management. Further, the Company believes that by utilizing third-party service provider specialists for the mortgage banking division, the Company will be able to operate very cost effectively with minimal capital at risk consistent with the Company's existing business model.

Due to the uncertainty of receiving regulatory approval and the timing of the regulatory decision, the Company does not believe this acquisition will have a material effect on the Company's operations during 2000. Further, the Company believes that the combination of the existing community-bank style of operations and the effect of the projected mortgage banking operations will have a positive effect on the Company's overall operations beginning in 2001.

FINANCIAL  CONDITION

At December 31, 1999, the Company held total assets of $4.376 billion, $4.326 billion of which consisted of ARM assets. That compares to $4.345 billion in total assets and $4.268 billion of ARM assets at December 31, 1998. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At December 31, 1999, 95.4% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 80.6% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (15.5%) or investments in floating rate classes of CBOs (3.9%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at December 31, 1999 and December 31, 1998 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                      ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)



                                 December 31, 1999            December 31, 1998
                             -------------------------  -------------------------
                               Carrying     Portfolio     Carrying     Portfolio
                                 Value         Mix          Value         Mix
                             -------------  ----------  -------------  ----------
HIGH QUALITY:
 FHLMC/FNMA                  $  2,068,152        47.8%  $  2,072,871        48.6%
 Privately Issued:
   AAA/Aaa Rating             1,585,099(1)       36.6    1,398,659(1)       32.8
   AA/Aa Rating                   459,858        10.6        597,493        14.0
                             -------------  ----------  -------------  ----------
     Total Privately Issued     2,044,957        47.2      1,996,152        46.8
                             -------------  ----------  -------------  ----------

                             -------------  ----------  -------------  ----------
     Total High Quality         4,113,109        95.0      4,069,023        95.4
                             -------------  ----------  -------------  ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating                        49,995         1.2         40,591         1.0
   BBB/Baa Rating                  84,929         2.0         88,273         2.1
   BB/Ba Rating and Other        46,963(1)        1.1       44,120(1)        0.9
 Whole loans                       31,102         0.7         26,410         0.6
                             -------------  ----------  -------------  ----------
     Total Other Investment       212,989         5.0        199,394         4.6
                             -------------  ----------  -------------  ----------

     Total ARM Portfolio     $  4,326,098       100.0%  $  4,268,417       100.0%
                             =============  ==========  =============  ==========

     (1) The AAA Rating category includes $781.8 million and $1.020 billion of whole loans as of December 31, 1999 and 1998, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.3 and $32.4 million as of December 31, 1999 and 1998, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of December 31, 1999, the Company had reduced the cost basis of its ARM securities by a total of $1,930,000 due to estimated credit losses (other than temporary declines in fair value). The Company is providing for estimated credit losses on two securities that have an aggregate carrying value of $9.9 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Although both of these assets continue to perform, there is only minimal remaining credit support to mitigate the Company's exposure to credit losses.

Additionally, during 1999, the Company recorded a $1,404,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of December 31, 1999, the Company's ARM loan portfolio included 11 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $5.6 million. The ARM loan portfolio also includes two real estate properties
("REO") that the Company owns as the result of the foreclosure process in connection with two loans that total $1.0 million. The average original effective loan-to-value ratio of the 11 delinquent loans and two REO properties is approximately 65% and the Company believes that its current reserves for credit losses are more than adequate to cover probable credit losses from these assets. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                   ARM ASSETS BY INDEX
                              (Dollar amounts in thousands)

                                             December 31, 1999       December 31, 1998
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  680,449       15.7%  $  556,574       13.0%
     Three-month LIBOR                        170,384        3.9      181,143        4.2
     Six-month LIBOR                          626,616       14.5      939,824       22.0
     Six-month Certificate of Deposit         304,621        7.0      313,268        7.3
     Six-month Constant Maturity Treasury      37,781        0.9       49,023        1.2
     One-year Constant Maturity Treasury    1,359,229       31.4    1,479,054       34.7
     Cost of Funds                            213,800        5.0      268,486        6.3
                                           ----------  ----------  ----------  ----------
                                            3,392,880       78.4    3,787,372       88.7
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS                             933,218       21.6      481,045       11.3
                                           ----------  ----------  ----------  ----------
                                           $4,326,098      100.0%  $4,268,417      100.0%
                                           ==========  ==========  ==========  ==========

The ARM portfolio had a current weighted average coupon of 7.08% at December 31, 1999. This consisted of an average coupon of 6.54% on the hybrid portion of the portfolio and an average coupon of 7.22% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.79%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1998, the ARM portfolio had a weighted average coupon of 7.28%. This consisted of an average coupon of 6.96% on the hybrid portion of the portfolio and an average coupon of 7.32% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 6.79%, based upon the composition of the portfolio and the applicable indices at the time. The lower average coupon on the ARM portfolio as of the end of 1999 compared to 1998 is reflective of the overall lower interest rates in the U.S. economy during these respective periods, although by the end of 1999, interest rates in the U.S. had risen above the rates prevailing during most of 1998 and 1999 and the average interest rate on the ARM portion of the portfolio is expected to rise during 2000 to the "fully indexed" rate.

At December 31, 1999, the current yield of the ARM assets portfolio was 6.38%, compared to 5.86% as of December 31, 1998, with an average term to the next repricing date of 344 days as of December 31, 1999, compared to 253 days as of December 31, 1998. The increase in the number of days until the next repricing of the ARMs is primarily due to the hybrid ARMs acquired by the Company during 1999, which, in general, do not reprice for three to five years from their origination date and have an average remaining fixed rate period of 3.9 years. As of the end of 1999, hybrid ARMs comprised 21.6% of the total ARM portfolio, up from 11.3% as of the end of 1998. The Company finances its hybrid ARM portfolio with longer term borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The increase in the yield of 0.52% as of December 31, 1999, compared to December 31, 1998, is primarily due to the decreased rate of ARM portfolio prepayments as of the end of 1999 compared to the end of 1998, the effect of owning the ARM portfolio at a lower price as of the end of 1999 compared to the end of 1998, and the higher level of overall U.S. interest rates as of the end of 1999 which is used in the computation of the current yield to determine the appropriate amount of net premium amortization. These favorable factors were partially offset by the 0.20% decrease in the weighted average coupon discussed above. During the fourth quarter of 1999 the rate of prepayments had slowed to 16%, compared to the 29% CPR experienced during the fourth quarter of 1998. As of the end of 1999, the net premium on the total ARM portfolio amounted to 1.95% of the principal balance outstanding, compared to 2.47% as of the end of 1998. As of the end of 1999, the Company's non-hybrid portion of its ARM portfolio was less than "fully indexed" by 0.57%, compared to being more than "fully indexed" at the end of 1998 by 0.53%. This resulted in less premium amortization as of the end of 1999 in order to achieve the appropriate portfolio long-term yield, which is a calculation based on current interest rates and the expected remaining life of the portfolio. The lower level of prepayments decreased the amount of premium amortization expense and decreased the impact of non-interest earning assets in the form of principal payment receivables. These factors increased the ARM portfolio yield by 0.72% as of the end of 1999 compared to the end of 1998.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of December 31, 1999. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                              Average      High        Low
                             ---------  -----------  -------
  Unpaid principal balance   $273,989   $3,450,000   $7,587
  Coupon rate on loans           7.22%        9.63%    5.00%
  Pass-through rate              6.84%        9.23%    4.63%
  Pass-through margin            1.90%        5.06%    0.48%
  Lifetime cap                  12.88%       16.75%    9.75%
  Original Term (months)          339          480       72
  Remaining Term (months)         316          359       33


Geographic Distribution (Top 5 States):          Property type:
  California                             21.07%  Single-family           65.26%
  Florida                                11.88   DeMinimus PUD           20.19
  New York                                7.01   Condominium              9.41
  Georgia                                 6.70   Other                    5.14
  New Jersey                              4.97

Occupancy status:                                Loan purpose:
  Owner occupied                         84.09%  Purchase                56.06%
  Second home                            11.27   Cash out refinance      25.36
  Investor                                4.64   Rate & term refinance   18.58

Documentation type:                              Periodic Cap:
  Full/Alternative                       95.01%  None                    57.31%
  Other                                   4.99   2.00%                   40.91
                                                 1.00%                    0.53
Average effective original                       0.50%                    1.25
  loan-to-value:                         67.94%

During the year ended December 31, 1999, the Company purchased $1.244 billion of ARM securities, 98.0% of which were High Quality assets, and $35.4 million of ARM loans generally originated to "A" quality underwriting standards. Of the ARM assets acquired during 1999, approximately 51% were Hybrid ARMs, 22% were indexed to LIBOR, 17% were indexed to U.S. Treasury bill rates, 8% were indexed to a Certificate of Deposit Index and 2% were indexed to a Cost of Funds Index. The Company emphasized purchasing assets during 1999 and 1998 at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company emphasized the acquisition of ARM and Hybrid ARM assets and high quality floating rate collateralized mortgage and bond obligations during this two year period. In doing so, the average premium paid for ARM assets acquired in 1999 and 1998 was 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets.

The Company sold ARM assets in the amount of $18.6 million during 1999. These sales consisted of a mixture of securities and loans, that generally did not fit the Company's current portfolio parameters, as well as one REO property. During 1998, the Company sold $932.3 million of ARM assets. The Company monitors the performance of its individual ARM assets and generally sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing portfolio. At times, the Company is able to identify opportunities that it believes will improve the total return of its portfolio by replacing selected assets. In managing the portfolio, the Company may realize either gains or losses in the process of replacing selected assets.

For the quarter ended December 31, 1999, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 16% compared to 29% during the same period of 1998. The annualized constant prepayment rate averaged approximately 24% during the full year of 1999 compared to 31% during 1998. When prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale improved by 0.22% from a negative adjustment of 2.62% of the portfolio as of December 31, 1998, to a negative adjustment of 2.40% as of December 31, 1999. This price improvement was primarily due to an improvement in the value of interest rate cap agreement values, which generally increase in value as interest rates and volatility rise. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $83.2 million as of December 31, 1998, to $83.4 million as of December 31, 1999. The size of the available-for-sale portfolio increased by almost 10%, which is why the negative adjustment as a percent of the portfolio declined when the amount of the adjustment increased. The fair value of the Company's portfolio of ARM assets also excludes an adjustment for fair value changes in Swap Agreements, since the Swap Agreements hedge liabilities, i.e. the financing of Hybrid ARMs. As of December 31, 1999, the unrecorded positive fair value adjustment for Swap Agreements was $12.3 million. As of December 31, 1999, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements in order to hedge exposure to changing interest rates. The majority of the Cap Agreements have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. The Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At December 31, 1999, the Cap Agreements owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $2.810 billion with an average final maturity of 2.2 years, compared to a remaining notional balance of $4.026 billion with an average final maturity of
2.3 years at December 31, 1998. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 9.96%. The Company has also entered into $134.6 million of Cap Agreements in connection with hedging the fixed rate period of certain of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements which generally corresponds to the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of December 31, 1999 would receive cash payments if one-month LIBOR increases above certain specified levels, which range from 5.75% to 6.00%, and have a remaining average term of 3.5 years. The fair value of Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At December 31, 1999, the fair value of the Company's Cap Agreements was $7.8 million, $2.6 million more than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of December 31, 1999:

                    CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)


   Hedged     Weighted   Cap Agreement                    Weighted
ARM Assets     Average      Notional                       Average
Balance (1)   Life Cap      Balance      Strike Price   Remaining Term
------------  ---------  --------------  -------------  --------------
$    27,080       8.01%  $       26,000          7.10%       3.3 Years
    232,952       8.38          233,517          7.50              0.5
    515,776       9.92          516,963          8.00              2.3
    156,694      10.98          155,889          8.50              0.2
    120,078      11.30          120,324          9.00              0.7
     94,966      11.46           93,712          9.50              2.0
    302,184      11.58          301,978         10.00              2.4
    230,114      12.22          230,805         10.50              2.2
    260,879      12.46          260,104         11.00              4.0
    518,851      12.96          519,293         11.50              2.6
    186,529      13.67          187,475         12.00              3.8
     86,260      14.53           86,768         12.50              1.1
     72,344      16.06           77,106         13.00              0.1
------------  ---------  --------------  -------------  --------------
$ 2,804,707      11.65%  $    2,809,934          9.96%       2.2 Years
============  =========  ==============  =============  ==============

(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.


As of December 31, 1999, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $694.2 million. These Swaps had a weighted average remaining term of 3.0 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 23 days to 258 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years.

RESULTS  OF  OPERATIONS  -  1999  COMPARED  TO  1998

For the year ended December 31, 1999, the Company's net income was $25,584,000, or $0.88 per share (Basic EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $22,695,000, or $0.75 per share (Basic EPS), based on a weighted average of 21,488,000 shares outstanding for the year ended December 31, 1998. Net interest income for the year totaled $34,015,000, compared to $31,040,000 for the same period in 1998. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 1999, the Company recorded a net gain on the sale of ARM assets of $47,000 as compared to a net loss of $278,000 during 1998. Additionally, during 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $2,867,000 for estimated credit losses, compared to $2,032,000 during 1998. During 1999, the Company incurred operating expenses of $5,611,000, consisting of a base management fee of $4,088,000 and other operating expenses of $1,523,000. During 1998, the Company incurred operating expenses of $6,035,000, consisting of a base management fee of $4,142,000, a performance-based fee of $759,000 and other operating expenses of $1,134,000. Total operating expenses decreased as a percentage of average assets to 0.12% for 1999, compared to 0.13% for 1998.

The Company's return on average common equity was 5.81% for the year ended December 31, 1999 compared to 4.80% for the year ended December 31, 1998. The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective quarter which is applicable to the computation of the performance fee:

                                     COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                                 ROE in
                                                                                                                Excess of
                  Net                 Gain (Loss)                                           Net     10-Year      10-Year
               Interest    Provision    on ARM       G & A      Performance   Preferred   Income/   US Treas.    US Treas.
For The         Income/   For Losses/   Sales/   Expense (2)/       Fee/      Dividend/    Equity    Average      Average
Quarter Ended   Equity       Equity     Equity      Equity         Equity       Equity     (ROE)      Yield        Yield
-------------  ---------  ------------  -------  -------------  ------------  ----------  --------  ----------  ----------
Mar 31, 1997      18.85%         0.32%    0.01%          1.65%         1.43%       2.07%    13.40%       6.55%       6.85%
Jun 30, 1997      19.48%         0.34%    0.03%          1.81%         1.25%       2.67%    13.45%       6.71%       6.74%
Sep 30, 1997      17.66%         0.30%    0.45%          1.64%         1.24%       2.23%    12.70%       6.26%       6.44%
Dec 31, 1997      15.62%         0.33%    1.06%          1.59%         1.01%       2.12%    11.63%       5.92%       5.71%
Mar 31, 1998      14.13%         0.48%    1.89%          1.62%         0.94%       2.06%    10.91%       5.60%       5.31%
Jun 30, 1998       9.15%         0.53%    1.76%          1.58%            -        1.96%     6.83%       5.60%       1.23%
Sep 30, 1998       6.82%         0.66%    0.89%          1.54%            -        1.97%     3.54%       5.24%      -1.70%
Dec 31, 1998       7.27%         0.76%   -4.88%          1.57%            -        2.01%    -1.95%       4.66%      -6.61%
Mar 31, 1999       8.07%         0.84%       -           1.58%            -        2.05%     3.60%       4.98%      -1.38%
Jun 30, 1999      11.17%         0.85%    0.04%          1.70%            -        2.05%     6.60%       5.54%       1.06%
Sep 30, 1999      11.48%         0.94%    0.02%          1.76%            -        2.05%     6.75%       5.88%       0.87%
Dec 31, 1999      11.09%         0.89%    0.00%          1.86%            -        2.05%     6.29%       6.14%       0.15%

(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2)  Excludes performance fees.

The increase in the Company's return on common equity from the fourth quarter of 1998 to the fourth quarter of 1999 is primarily due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities and the impact of not having any significant gain or loss on ARM sales as compared to a net loss on ARM sales in the fourth quarter of 1998. The modest decline in the Company's return on common equity from the third quarter of 1999 to the fourth quarter of 1999 is primarily due to a decrease in the Company's net interest income resulting from year-end and Y2K financing issues, which increased the Company's cost of funds during the fourth quarter of 1999.

The following table presents the components of the Company's net interest income for the years ended December 31, 1999 and 1998:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)



                                        1999       1998
                                      ---------  ---------

Coupon interest income on ARM assets  $289,991   $335,983
Amortization of net premium            (26,634)   (46,101)
Amortization of Cap Agreements          (5,352)    (5,444)
Amort. of deferred gain from hedging       906      1,889
Cash and cash equivalents                1,454        705
                                      ---------  ---------
Interest income                        260,365    287,032
                                      ---------  ---------

Reverse repurchase agreements          163,807    251,462
Notes payable                           58,893      2,811
Other borrowings                           105        632
Interest rate swaps                      3,545      1,087
                                      ---------  ---------
Interest expense                       226,350    255,992
                                      ---------  ---------

Net interest income                   $ 34,015   $ 31,040
                                      =========  =========

As presented in the table above, the Company's net interest income increased by $3.0 million in 1999 compared to 1998. Amortization of net premium decreased by $19.5 million. In 1999 the amortization of net premium was 9.2% of coupon interest income on ARM assets as compared to 13.7% in 1998, reflecting, in part, the decreased rate of ARM prepayments in 1999 as compared to 1998.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 1999 and 1998:

                            AVERAGE BALANCE AND RATE TABLE
                             (Dollar amounts in thousands)

                                           For the Year Ended     For the Year Ended
                                           December  31, 1999     December 31,  1998
                                          --------------------  ----------------------
                                            Average   Effective   Average    Effective
                                            Balance      Rate     Balance      Rate
                                          ----------  --------  ----------  ----------
Interest Earning Assets:
Adjustable-rate mortgage assets           $4,378,998     5.92%  $4,800,772       5.96%
Cash and cash equivalents                     21,679     4.71       16,214       4.35
                                          ----------  --------  ----------  ----------
                                           4,400,677     5.92    4,816,986       5.96
                                          ----------  --------  ----------  ----------
Interest Bearing Liabilities:
Borrowings                                 4,026,970     5.62    4,430,167       5.78
                                          ----------  --------  ----------  ----------

Net Interest Earning Assets and Spread    $  373,707     0.30%  $  386,819       0.18%
                                          ==========  ========  ==========  ==========

Yield on Net Interest Earning Assets (1)                 0.77%                   0.64%
                                                      ========              ==========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the Company's cost of funds declining to 5.62% during 1999 from 5.78% during 1998, which was partially offset by a decline in the yield on the Company's interest-earning assets to 5.92% during 1999 from 5.96% during 1998, net interest income increased by $2,975,000. This increase in net interest income is a combination of rate and volume variances. There was a net favorable rate variance of $4,883,000, which was the result of the lower cost of funds, partially offset by the lower yield on the Company's ARM assets portfolio and other interest-earning assets. The decreased average size of the Company's portfolio during 1999 compared to 1998 contributed to less net interest income in the amount of $1,908,000. The average balance of the Company's interest-earning assets was $4.401 billion during 1999 compared to $4.817 billion during 1998 -- a decrease of 8.6%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

            COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                     (Dollar amounts in millions)


                                    ARM  Assets
               Average   ----------------------------------  Yield on                          Yield on
              Interest     Wgt.  Avg.    Weighted            Interest                Net     Net Interest
As of the      Earning   Fully Indexed   Average    Yield     Earning    Cost of   Interest    Earning
Quarter Ended   Assets       Coupon       Coupon   Adj. (2)   Assets     Funds      Spread     Assets
-------------  --------  --------------  --------  --------  --------  ---------  ----------  --------

Mar 31, 1997   $2,950.6           7.93%     7.53%     0.89%     6.65%      5.67%       0.98%     1.54%
Jun 30, 1997    3,464.1           7.75%     7.57%     0.90%     6.67%      5.77%       0.90%     1.39%
Sep 30, 1997    4,143.7           7.63%     7.65%     1.07%     6.58%      5.79%       0.79%     1.22%
Dec 31, 1997    4,548.9           7.64%     7.56%     1.18%     6.38%  5.91% (3)   0.47% (3)     0.96%
Mar 31, 1998    4,859.7           7.47%     7.47%     1.23%     6.24%      5.74%       0.50%     0.92%
Jun 30, 1998    4,918.3           7.51%     7.44%     1.50%     5.94%      5.81%       0.13%     0.56%
Sep 30, 1998    4,963.7           6.97%     7.40%     1.52%     5.88%      5.78%       0.09%     0.46%
Dec 31, 1998    4,526.2           6.79%     7.28%     1.42%     5.86%  5.94% (3)  -0.08% (3)     0.61%
Mar 31, 1999    4,196.4           6.85%     7.03%     1.31%     5.71%      5.36%       0.35%     0.63%
Jun 30, 1999    4,405.3           7.10%     6.85%     1.11%     5.74%      5.40%       0.34%     0.82%
Sep 30, 1999    4,552.1           7.20%     6.85%     0.76%     6.09%      5.74%       0.35%     0.82%
Dec 31, 1999    4,449.0           7.51%     7.08%     0.70%     6.38%  6.47% (3)  -0.09% (3)     0.81%

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
(2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above.
(3) The year-end cost of funds and net interest spread are commonly effected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.

                COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS



                            Impact of                    Amort. of
                Premium/    Principal                  Deferred Gain     Total
As of the       Discount    Payments       Hedging      from Hedging     Yield
Quarter Ended    Amort.    Receivable      Activity       Activity     Adjustment
-------------  ----------  -----------  --------------  -------------  -----------

Mar 31, 1997        0.63%        0.13%           0.19%        (0.07)%        0.89%
Jun 30, 1997        0.66%        0.13%           0.16%        (0.05)%        0.90%
Sep 30, 1997        0.85%        0.12%           0.15%        (0.05)%        1.07%
Dec 31, 1997        0.94%        0.14%           0.14%        (0.04)%        1.18%
Mar 31, 1998        0.98%        0.16%           0.13%        (0.04)%        1.23%
Jun 30, 1998        1.24%        0.17%           0.13%        (0.04)%        1.50%
Sep 30, 1998        1.25%        0.18%           0.13%        (0.04)%        1.52%
Dec 31, 1998        1.18%        0.14%           0.14%        (0.04)%        1.42%
Mar 31, 1999        1.09%        0.10%           0.15%        (0.03)%        1.31%
Jun 30, 1999        0.87%        0.13%           0.13%        (0.02)%        1.11%
Sep 30, 1999        0.51%        0.13%           0.13%        (0.01)%        0.76%
Dec 31, 1999        0.51%        0.09            0.11%        (0.01)%        0.70%

As of December 31, 1999, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.38%, compared to 5.86% as of December 31, 1998-- an increase of 0.52%. The Company's cost of funds as of December 31, 1999, was 6.47%, compared to 5.94% as of December 31, 1998 -- an increase of 0.53%. As a result of these changes, the Company's net interest spread as of December 31, 1999 was -0.09%, compared to -0.08% as of December 31, 1998. The increase in the Company's cost of funds as of year end is generally the impact of year end pressures on short-term interest rates that were magnified by concerns regarding Y2K that combined to cause a temporary rise in the interest rate on the Company's borrowings. The Company's cost of funds reflects, in part, the increase in one-month LIBOR that occurred at the end of November which increased by approximately 0.87% on November 24, 1999. During the month of December, the Company's cost of funds increased by 0.46%. By the end of January 2000, the Company's cost of funds had decreased by 0.44%, in part reflecting a decrease in one-month LIBOR at the end of December of approximately 0.65%. The Company's portfolio yield is not as sensitive to changes in one-month LIBOR. The Company's portfolio yield increased by 0.10% in December and an additional 0.06% by the end of January 2000.

Until recently, the Company's spreads and net interest income had been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship had negatively impacted the Company because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During much of this period of time, U.S. Treasury rates decreased significantly whereas LIBOR had not decreased to the same degree. As a result, the Company had been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Over recent months, the relationship between U.S. Treasury rates and LIBOR has improved, although the Company does not know if this improvement will continue or revert back to the relationship that existed during 1998 and much of 1999. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 31.4% at December 31, 1999 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES


                                                           Average Spread
                                                           Between 1 Year
                                                           U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Indexed to
                        U.S. Treasury     Month LIBOR       Month LIBOR         1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During     Treasury Rates at
December 31,               Period            Period            Period          End of Period
---------------------  ---------------  ----------------  ----------------  -------------------

1993                             3.43%             3.25%             0.18%                20.9%
1994                             5.32%             4.61%             0.71%                15.5%
1995                             5.94%             6.01%            -0.07%                19.3%
1996                             5.52%             5.48%             0.04%                45.4%
1997                             5.63%             5.69%            -0.06%                49.0%
1998                             5.05%             5.57%            -0.52%                34.7%
1999                             5.08%             5.33%            -0.25%                31.4%

For the Quarter Ended
Mar 31, 1998                     5.32%             5.66%            -0.34%                44.3%
---------------------
Jun 30, 1998                     5.41%             5.68%            -0.27%                38.8%
Sep 30, 1998                     5.10%             5.62%            -0.52%                37.5%
Dec 31, 1998                     4.39%             5.32%            -0.93%                34.7%
Mar 31, 1999                     4.67%             4.98%            -0.31%                34.8%
Jun 30, 1999                     4.88%             5.02%            -0.14%                32.5%
Sep 30, 1999                     5.16%             5.36%            -0.20%                30.5%
Dec 31, 1999                     5.62%             5.96%            -0.34%                31.4%

The Company's provision for losses has increased with its acquisition and securitization of whole loans. The provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third party credit enhancement agreements. As of December 31, 1999, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 25.7% of the Company's portfolio of ARM assets or $1.108 billion. To date, the Company has not experienced any actual losses in its whole loan portfolio, although losses are expected and are being estimated as the portfolio ages.

During 1999, the Company realized a net gain from the sale of ARM assets in the amount of $47,000 compared to a net loss of $278,000 during 1998. The sales during 1999 were a combination of securities and loans that did not meet the current investment criteria for the Company's ARM portfolio and one sale of a real estate property that the Company acquired through foreclosure, which was sold for a $10,000 gain. The 1998 sales generally fall into two categories. During the first nine months of 1998, the Company realized a net gain on the sale of ARM assets in the amount $3,780,000 as part of the Company's ongoing portfolio management. These sales reflect the Company's desire to manage the portfolio with a view to enhancing the total return of the portfolio over the long-term while generating current earnings during this period of fast prepayments and narrow interest spreads. The Company monitors the performance of its individual ARM assets and selectively sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company sold $511.8 million of ARM assets during the first nine months of 1998, most of which were either indexed to a Cost of Funds index, the one-year U. S. Treasury index or were prepaying faster than expected. During the first nine months of 1998 when the Company sold selected assets, it was able to reinvest the proceeds in ARM assets that were indexed to indices preferred by the Company and at prices that reflected current market assumptions regarding prepayments speeds and interest rates and thus far, as a whole, they have been performing better than the portfolio acquired before 1998. During the fourth quarter of 1998, the Company sold assets for the primary purpose of maintaining adequate levels of liquidity at a time when the mortgage finance market experienced a sudden liquidity crises and, thus, was able to avoid the forced liquidation of any of its assets by its mortgage finance counterparties. However, the Company realized a net loss of $4,059,000 on these sales.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 1999, the Company had met all of the dividend distribution requirements of a REIT. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)


                                                 Years  Ending
                                                  December 31,
                                               ------------------
                                                 1999      1998
                                               --------  --------
Net income                                     $25,584   $22,695
 Additions:
  Provision for credit losses                    2,867     2,032
  Net compensation related items                   362      (209)
  Non-deductible capital losses                    (47)      278
 Deductions:
  Dividend on Series A Preferred Shares          6,679)   (5,009)
  Actual credit losses on ARM securities          (776)   (1,766)
                                               --------  --------
Taxable net income available to common         $21,311   $18,021
                                               ========  ========

For the year ended December 31, 1999, the Company's ratio of operating expenses to average assets was 0.12% compared to 0.13% for 1998. The primary reason for the decline in this ratio is that the Manager did not receive any performance fee in 1999 compared to earning a performance fee of $759,000 in 1998. The Company's other expenses did increase by approximately $389,000, primarily due to increased usage of legal services in connection with the Company's financing and securitization of loans and other general corporate matters. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS


               Management Fee &                          Total
For The         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1997               0.14%              0.11%            0.25%
Jun 30, 1997               0.13%              0.09%            0.22%
Sep 30, 1997               0.12%              0.09%            0.21%
Dec 31, 1997               0.12%              0.05%            0.17%
Mar 31, 1998               0.10%              0.06%            0.16%
Jun 30, 1998               0.10%                 -             0.10%
Sep 30, 1998               0.10%                 -             0.10%
Dec 31, 1998               0.11%                 -             0.11%
Mar 31, 1999               0.12%                 -             0.12%
Jun 30, 1999               0.12%                 -             0.12%
Sep 30, 1999               0.13%                 -             0.13%
Dec 31, 1999               0.13%                 -             0.13%

RESULTS  OF  OPERATIONS  -  1998  COMPARED  TO  1997

For the year ended December 31, 1998, the Company's net income was $22,695,000, or $0.75 per share (Basic EPS), based on a weighted average of 21,488,000 shares outstanding. That compares to $41,402,000, or $1.95 per share (Basic EPS), based on a weighted average of 18,048,000 shares outstanding for the year ended December 31, 1997. Net interest income for the year totaled $31,040,000, compared to $49,064,000 for the same period in 1997. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 1998, the Company recorded a net loss on the sale of ARM securities of $278,000 as compared to a gain of $1,189,000 during 1997. Additionally, during 1998, the Company reduced its earnings and the carrying value of its ARM assets by reserving $2,032,000 for estimated credit losses, compared to $886,000 during 1997. During 1998, the Company incurred operating expenses of $6,035,000, consisting of a base management fee of $4,142,000, a performance-based fee of $759,000 and other operating expenses of $1,134,000. During 1997, the Company incurred operating expenses of $7,965,000, consisting of a base management fee of $3,664,000, a performance-based fee of $3,363,000 and other operating expenses of $938,000. Total operating expenses decreased as a percentage of average assets to 0.13% for 1998, compared to 0.21% for 1997, primarily due to the elimination of the performance-based fee during the last three quarters of 1998.

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

The following table presents the components of the Company's net interest income for the years ended December 31, 1998 and 1997:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)


                                        1998       1997
                                      ---------  ---------
Coupon interest income on ARM assets  $335,983   $271,170
Amortization of net premium            (46,101)   (21,343)
Amortization of Cap Agreements          (5,444)    (5,313)
Amort. of deferred gain from hedging     1,889      1,992
Cash and cash equivalents                  705      1,215
                                      ---------  ---------
  Interest income                      287,032    247,721
                                      ---------  ---------

Reverse repurchase agreements          251,462    197,006
Notes payable                            2,811          -
Other borrowings                           632        969
Interest rate swaps                      1,087        682
                                      ---------  ---------
  Interest expense                     255,992    198,657
                                      ---------  ---------

Net interest income                   $ 31,040   $ 49,064
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

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)


                                            For the Year Ended       For the Year Ended
                                            December 31, 1998        December 31, 1997
                                          -----------------------  ----------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          -----------  ----------  ----------  ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets         $4,800,772        5.96%  $3,755,064       6.56%
  Cash and cash equivalents                   16,214        4.35       21,774       5.57
                                          -----------  ----------  ----------  ----------
                                           4,816,986        5.96    3,776,838       6.56
                                          -----------  ----------  ----------  ----------
Interest Bearing Liabilities:
  Borrowings                               4,430,167        5.78    3,446,913       5.76
                                          -----------  ----------  ----------  ----------

Net Interest Earning Assets and Spread    $  386,819        0.18%  $  329,925       0.80%
                                          ===========  ==========  ==========  ==========

Yield on Net Interest Earning Assets (1)                    0.64%                   1.30%
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

The primary reasons for this decline in the net interest spread were the relationship between the one-year U. S. Treasury yield and LIBOR and the impact of the increased rate of ARM prepayments as well as the impact of issuing the notes payable close to year-end. From December 31, 1997 to December 31, 1998, the one-year U.S. Treasury yield declined by approximately 0.98%, from 5.51% to 4.53%, while LIBOR rates applicable to the Company's borrowings decreased by only 0.70%, from 5.77% to 5.07%, creating a negative index spread as of December 31, 1998 of -0.54% compared to a negative index spread as of December 31, 1997 of -0.26%. As of December 31, 1998, approximately 35% of the Company's ARM assets were indexed to the one-year U. S. Treasury bill yield, down from approximately 49% as of December 31, 1997, and, therefore, the yield on such assets declined with the index. To put this in historical perspective, the one-year U.S. Treasury bill yield had a spread of -0.26% to the average of the one- and three-month LIBOR rate as of December 31, 1997, compared to having a spread of -0.02% at December 31, 1996, -.06% on average during 1997, 0.04% on average during 1996 and -0.07% on average during 1995. For the five-year period from 1993 to 1997, the average spread was 0.15%. The average spread during the three month period ended December 31, 1998 was -0.93%, which was substantially worse than the average spread during the previous quarter of -0.53% or in the second quarter of 1998 when the average spread was -0.27%. The Company does not know when or if the relationship between the one-year U. S. Treasury bill yield and LIBOR will return to historical norms, but the Company's spreads are expected to improve if that occurs. As of the middle of March 1999, the one-year U.S. Treasury bill yield and LIBOR spread had improved back to approximately -.25%. The Company is also continuing to decrease its exposure to the one-year U. S. Treasury/LIBOR relationship by reducing the portion of the portfolio indexed to the one-year U. S. Treasury rate and financed with LIBOR. The Company's ARM portfolio yield also was lower as of December 31, 1998 compared to December 31, 1997 because of an increase in the amortization of the net premium on ARM assets which reflects an increase in the average rate of prepayments on the ARM portfolio. During the fourth quarter of 1998, the average prepayment rate was 29%, compared to 24% during the comparable period in 1997. The impact of this was to increase the average amount of non-interest-earning assets in the form of principal payments receivable as well as to increase the amortization expense related to writing off the Company's premiums and discounts. The Company generally amortizes its premiums and discounts on a monthly basis based on the most recent three-month average of the prepayment rate of its ARM assets, thereby adjusting its amortization to current market conditions, which is reflected in the yield of the ARM portfolio. As of December 31, 1998, the yield adjustment related to premium amortization amounted to 1.18% compared to 0.94% as of December 31, 1997. As discussed above, the Company's net spread of -.08% also reflects the cost of the notes payable which were issued on December 18, 1998 and had an interest rate of 6.32% as of year-end, which has subsequently declined to a rate of 5.64% in January and which will continue to float with one-month LIBOR.

The Company's provision for losses has increased with the acquisition of whole loans. The provision for loan losses is based on a number of pertinent factors as discussed above. As of December 31, 1998, the Company's whole loans, including those held as collateral for the notes payable, accounted for 24.5% of the Company's portfolio of ARM assets compared to 2.6% as of December 31, 1997. To date, the Company has not experienced any actual losses in its whole loan portfolio, although losses are expected and are being estimated as the portfolio ages.

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

MARKET  RISKS

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements regarding market risk that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in the Company's ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on the Company's ARM portfolio yield, cost of funds and cashflows. The analytical methods utilized by the Company to assess and mitigate these market risks should not be considered projections of future events or operating performance.

As a financial institution that has only invested in U.S. dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, the Company is not subject to foreign currency exchange or commodity price risk, but rather the Company's market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between the Company's assets and liabilities and the effect interest rates may have on the Company's cashflows, especially ARM portfolio prepayments. Interest rate risk impacts the Company's interest income, interest expense and the market value on a large portion of the Company's assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix and prepayment activity.

The table below presents the Company's consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate sensitive assets and liabilities at specific points in time as of December 31, 1999, based on the earlier of term to repricing or the term to repayment of the of the asset or liability. The table does not include assets and liabilities that are not interest rate sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of the Company's assets and certain of the Company's liabilities, the maturity date is not determinable with certainty. In general, the Company's ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, the Company's AAA rated notes payable are paid down as the related ARM asset collateral pays down. The static gap report reflects the Company's investment policy that allows for only the acquisition of ARM assets that reprice within one year or Hybrids ARMs that are match funded to within a duration mismatch of one-year.

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

The use of interest rate instruments such as Swaps and Cap Agreements are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Swaps and Caps that hedge the Company's Hybrid ARMs are included in the static gap report for purposes of analyzing interest rate risk because they have the affect of adjusting the repricing characteristics of the Company's liabilities. The Cap Agreements that hedge the lifetime cap on the Company's ARM assets are not considered in a static gap report because they do not effect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the applicable hedged asset.

                              INTEREST RATE SENSITIVITY GAP ANALYSIS
                                   (Dollar amounts in millions)


December 31, 1999
                                                     Over 3       Over 6
                                         3 Months   Months to    Months to     Over
                                         or less    6 Months      1 Year      1 Year      Total
                                      ------------  -----------  ---------  ---------  ----------

Interest-earning assets:
  ARM securities                      $ 1,576,474   $  715,014   $587,926   $      -   $2,879,414
  ARM loans                               355,502       67,663     22,365          -      445,530
  Hybrid ARM loans                         44,469       55,214    114,353    741,908      955,944
  Cash and cash equivalents                10,234            -          -          -       10,234
                                      ------------  -----------  ---------  ---------  ----------
  Total interest-earning assets         1,986,679      837,891    724,644    741,908    4,291,122
                                      ------------  -----------  ---------  ---------  ----------

Interest-bearing liabilities:
  Reverse repurchase agreements         3,022,511            -          -          -    3,022,511
  Notes payable                           886,722            -          -          -      886,722
  Whole Loan Financing                     21,290            -          -          -       21,290
  Swaps                                  (819,840)      40,122     93,787    685,930            -
                                      ------------  -----------  ---------  ---------  ----------
  Total interest-bearing
  liabilities                           3,110,683       40,122     93,787    685,930    3,930,523
                                      ------------  -----------  ---------  ---------  ----------

Interest rate sensitivity gap         $(1,124,004)  $  797,769   $630,857   $ 55,978   $  360,599
                                      ============  ===========  =========  =========  ==========

Cumulative interest rate
sensitivity gap                       $(1,124,004)  $ (326,236)  $304,621   $360,599
                                      ============  ===========  =========  =========

Cumulative interest rate sensitivity
gap as a percentage of total assets
before market value adjustments           (25.21)%      (7.32)%      6.83%      8.09%
                                      ============  ===========  =========  =========

The Company generally ends each year with a significant sensitivity to liability repricing due to year-end aberrations in the cost of financing mortgage assets. Although the Company begins the process of financing many of its mortgage assets over year-end as early as the third quarter, the Company has a significant amount of assets that are in term reverse repurchase agreements that re-price monthly as does the Company's notes payable, as well as other assets that are not financed over year-end until close to the end of the year. As a result, the Company typically re-finances assets during the latter part of the year with short maturity borrowings in order to avoid locking in year-end rates for a longer maturity. In this way, assets that are financed close to year-end at unusually high rates have an opportunity to be re-financed at lower rates soon after year-end, which has been a common seasonal fluctuation applicable to financing mortgage assets.

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

At December 31, 1999, based on the earnings simulation model, the Company's potential earnings at risk to a gradual, parallel 100 basis point rise in market interest rates over the next twelve months was approximately 6.3% of projected 1999 net income. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, changes in other market conditions and management strategies to offset its potential exposure, among other factors. This measure of risk represents the Company's exposure to higher interest rates at a particular point in time. The Company's actual risk is always changing. The Company continuously monitors the Company's risk profile as it changes and alters its strategies as appropriate in its view of the likely course of interest rates and other developments in the Company's business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the year ended December 31, 1999 consisted of reverse repurchase agreements, which totaled $3.023 billion, and notes payable, which had a balance of $886.7 million. The Company's other significant sources of funds for the year ended December 31, 1999 consisted primarily of payments of principal and interest from its ARM assets in the amount of $1.275 billion. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings incurred at December 31, 1999, had a weighted average interest rate of 6.50%. The reverse repurchase agreements had a weighted average remaining term to maturity of 1.6 months and the notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of December 31, 1999, $1.429 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. The Company's term reverse repurchase agreements are committed financings with original maturities that range from four months to fourteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the notes payable adjusts monthly based on changes in one-month LIBOR.

The Company has entered into reverse repurchase agreements with 24 different financial institutions and on December 31, 1999, had borrowed funds with ten of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.3%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the year ended December 31, 1999. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of December 31, 1999, the Company had $886.7 million of collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of December 31, 1999, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matured in January 2000, but was re-newed for an additional one-year term during January 2000. The second has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of December 31, 1999, the Company had $21.3 million borrowed against these whole loan financing facilities.

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company for $15 million, subject to certain adjustments, in a cash transaction. The Company expects to complete this acquisition by mid-2000 or during the third quarter of 2000, depending upon the timing of receiving regulatory approval. The Company expects to generate sufficient working capital in advance of the purchase acquisition date in order to complete the acquisition with cash-on-hand.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of December 31, 1999, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during 1999. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During 1999, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by homeowners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally consider U.S. Treasury instruments to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can improve or decrease depending on the relationship between the various indices that the Company's ARM assets are indexed to compared to changes in the Company's cost of funds.

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

OTHER  MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.6% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its 1999 revenue qualifies for the 75% source of income test and 100% of its 1999 revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1999, the Company calculates that it is in compliance with this requirement.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

          The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" set forth on pages 38 through 41 in this Form 10-K.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

          The financial statements of the Company, the related notes and schedules to the financial statements, together with the Reports of Independent Accountants thereon are set forth on pages F-3 through F-24 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On August 30, 1999, McGladrey & Pullen, LLP ("McGladrey") voluntarily resigned as independent auditors of the Company as a result of their pending merger with H & R Block.

          None of the reports of McGladrey on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

          During the Company's two most recent fiscal years and subsequent interim period preceding the termination of McGladrey, there were no disagreements with McGladrey on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey would have caused it to make reference to the subject matter of disagreement in connection with its report.

          None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K occurred with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding the termination of McGladrey.

          On August 30, 1999, the Company , with the approval of its Board of Directors, engaged PricewaterhouseCoopers LLP (PwC) as its independent auditors.

          During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of PwC, neither the Company nor anyone on its behalf consulted PwC regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                    PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2000 pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE  COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2000 pursuant to General Instruction G(3).

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2000 pursuant to General Instruction G(3).

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2000 pursuant to General Instruction G(3).

                                    PART  IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of this report:

               1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:


                    Reports of Independent Accountants;
                    Consolidated  Balance  Sheets as of  December  31,  1999 and
                    1998;
                    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997;
                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997;
                    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 and
                    Notes to Consolidated Financial Statements.

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

                    See "Exhibit Index".

          (b)  Reports on Form 8-K:

                    None

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES

                         (DBA THORNBURG MORTGAGE, INC.)


                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                       REPORTS OF INDEPENDENT ACCOUNTANTS



                           For Inclusion in Form 10-K

                                   Filed with

                       Securities and Exchange Commission

                                December 31, 1999

                      THORNBURG MORTGAGE ASSET CORPORATION
                                AND SUBSIDIARIES

                         (DBA THORNBURG MORTGAGE, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                PAGE
                                                ----

FINANCIAL STATEMENTS:

Reports of Independent Accountants              F-3

Consolidated Balance Sheets                     F-5

Consolidated Statements of Operations           F-6

Consolidated Statement of Shareholders' Equity  F-7

Consolidated Statements of Cash Flows           F-8

Notes to Consolidated Financial Statements      F-9

FINANCIAL STATEMENT SCHEDULE:

Schedule IV - Mortgage Loans on Real Estate     F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS




To  the  Board  of  Directors  and  Shareholders
Thornburg  Mortgage  Asset  Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statement of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Thornburg Mortgage Asset Corporation (dba Thornburg Mortgage, Inc.) and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/  PricewaterhouseCoopers  LLP




New  York,  New  York
January  21,  2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To  the  Board  of  Directors  and  Shareholders
Thornburg  Mortgage  Asset  Corporation

We have audited the accompanying consolidated balance sheet of Thornburg Mortgage Asset Corporation and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage Asset Corporation and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31 1998 in conformity with generally accepted accounting principles.



/s/   McGladrey  &  Pullen,  LLP




New  York,  New  York
January  20,  1999

                 THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES
                            (DBA THORNBURG MORTGAGE, INC.)

                              CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)


                                                                    December 31
                                                              ------------------------
                                                                 1999         1998
                                                              -----------  -----------
ASSETS

Adjustable-rate mortgage ("ARM") assets (Notes 2 and 4)
   ARM securities                                             $3,391,467   $3,094,657
   Collateral for collateralized notes                           903,529    1,147,350
   ARM loans held for securitization                              31,102       26,410
                                                              -----------  -----------
                                                               4,326,098    4,268,417

   Cash and cash equivalents (Note 4)                             10,234       36,431
   Accrued interest receivable                                    31,928       37,939
   Prepaid expenses and other                                      7,705        1,846
                                                              -----------  -----------
                                                              $4,375,965   $4,344,633
                                                              ===========  ===========


LIABILITIES

   Reverse repurchase agreements (Note 4)                     $3,022,511   $2,867,207
   Collateralized notes payable (Note 4)                         886,722    1,127,181
   Other borrowings (Note 4)                                      21,289        2,029
   Payable for assets purchased                                  110,415            -
   Accrued interest payable                                       18,864       31,514
   Dividends payable (Note 6)                                      1,670        1,670
   Accrued expenses and other                                      3,607        3,209
                                                              -----------  -----------
                                                               4,065,078    4,032,810
                                                              -----------  -----------

COMMITMENTS (Note 2)

SHAREHOLDERS' EQUITY (Note 6)

  Preferred stock: par value $.01 per share;
     2,760 shares authorized; 9.68% Cumulative
     Convertible Series A, 2,760 and 2,760 issued
     and outstanding, respectively; aggregate preference in
     liquidation $69,000                                          65,805       65,805
   Common stock: par value $.01 per share;
     47,240 shares authorized, 21,990 and 21,990 shares
     issued and 21,490 and 21,490 outstanding, respectively          220          220
   Additional paid-in-capital                                    342,026      341,756
   Accumulated other comprehensive income (loss)                 (82,489)     (82,148)
   Notes receivable from stock sales                              (4,632)      (4,632)
   Retained earnings (deficit)                                    (5,377)      (4,512)
   Treasury stock: at cost, 500 and 500 shares respectively       (4,666)      (4,666)
                                                              -----------  -----------
                                                                 310,887      311,823
                                                              -----------  -----------

                                                              $4,375,965   $4,344,633
                                                              ===========  ===========

See  Notes  to  Consolidated  Financial  Statements.

              THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES
                         (DBA THORNBURG MORTGAGE, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                    Year ended December 31
                                              ----------------------------------
                                                 1999        1998        1997
                                              ----------  ----------  ----------
Interest income from ARM assets and cash      $ 260,365   $ 287,032   $ 247,721
Interest expense on borrowed funds             (226,350)   (255,992)   (198,657)
                                              ----------  ----------  ----------
     Net interest income                         34,015      31,040      49,064
                                              ----------  ----------  ----------

Gain (loss) on sale of ARM assets                    47        (278)      1,189
Provision for credit losses                      (2,867)     (2,032)       (886)
Management fee (Note 8)                          (4,088)     (4,142)     (3,664)
Performance fee (Note 8)                              -        (759)     (3,363)
Other operating expenses                         (1,523)     (1,134)       (938)
                                              ----------  ----------  ----------

     NET INCOME                               $  25,584   $  22,695   $  41,402
                                              ==========  ==========  ==========



Net income                                    $  25,584   $  22,695   $  41,402
Dividend on preferred stock                      (6,679)     (6,679)     (6,251)
                                              ----------  ----------  ----------

Net income available to common shareholders   $  18,905   $  16,016   $  35,151
                                              ==========  ==========  ==========

Basic earnings per share                      $    0.88   $    0.75   $    1.95
                                              ==========  ==========  ==========

Diluted earnings per share                    $    0.88   $    0.75   $    1.94
                                              ==========  ==========  ==========

Average number of common shares outstanding      21,490      21,488      18,048
                                              ==========  ==========  ==========

See  Notes  to  Consolidated  Financial  Statements.

                                     THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Three Years Ended December 31, 1999
                                     (Dollar amounts in thousands, except per share data)

                                                                                Notes
                                                                     Accum.    Receiv-
                                                           Addit-     Other     able
                                       Pref-               ional    Compre-     From     Retained                Compre-
                                       erred     Common   Paid-in    hensive    Stock    Earnings/    Treasury   hensive
                                       Stock     Stock    Capital    Income     Sales    (Deficit)     Stock     Income     Total
                                      -------  --------  --------  ---------  --------  ----------  ----------  ---------  ---------
Balance, December 31, 1996 . . . . .  $     -  $    162  $233,177  $(11,266)  $     -   $     125   $       -              $222,198
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       41,402               $ 41,402     41,402
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -         -         -    (6,697)        -           -           -     (6,697)    (6,697)
      Deferred gain on sale of
       hedges, net of amortization .        -         -         -    (1,482)        -           -           -     (1,482)    (1,482)
                                                                                                                ---------
   Other comprehensive loss. . . . .                                                                            $(33,223)
                                                                                                                =========
Series A preferred stock issued,
   Net of issuance cost (Note 6) . .   65,805         -         -         -         -           -           -                65,805
Issuance of common
Issuance of common stk. (Note 6) . .        -        41    82,063         -     (2,698)         -           -                79,406
Dividends declared on preferred
 stock - $2.265 per share. . . . . .        -         -         -         -         -      (6,251)          -                (6,251)
Dividends declared on common
 stock - $1.97 per share . . . . . .        -         -         -         -         -     (36,227)          -               (36,227)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------

Balance, December 31, 1997 . . . . .   65,805       203   315,240   (19,445)    (2,698)      (951)          -               358,154
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       22,695                $22,695     22,695
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -         -         -   (61,157)        -           -           -    (61,157)   (61,157)
      Deferred gain on sale of
       hedges, net of amortization .        -         -         -    (1,546)        -           -           -     (1,546)    (1,546)
                                                                                                                ---------
   Other comprehensive loss. . . . .                                                                            $(40,008)
                                                                                                                =========
Issuance of common stk.   (Note 6) .        -        17    26,259         -    (1,934)          -           -                24,342
Purchase of Treasury stk. (Note 6) .        -         -         -         -         -           -      (4,666)               (4,666)
Interest from notes receivable
  from stock sales . . . . . . . . .                          257                                                               257
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -         -         -         -         -      (6,679)          -                (6,679)
Dividends declared on common
 stock - $0.905 per share. . . . . .        -         -         -         -         -     (19,577)          -               (19,577)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------
Balance, December 31, 1998 . . . . .   65,805       220   341,756   (82,148)   (4,632)     (4,512)     (4,666)              311,823
Comprehensive income:
   Net income. . . . . . . . . . . .                                                       25,584               $ 25,584     25,584
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -         -         -       307         -           -           -        307        307
      Deferred gain on sale of
       hedges, net of amortization .        -         -         -      (648)        -           -           -       (648)      (648)
                                                                                                                ---------
   Other comprehensive income. . . .                                                                            $ 25,243)
                                                                                                                =========
Interest from notes receivable from
 stock sales . . . . . . . . . . . .                          270                                                               270
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -         -         -         -         -      (6,679)          -                (6,679)
Dividends declared on common
 stock - $0.92 per share. . . . . .        -         -         -         -         -      (19,770)          -               (19,770)
                                      -------  --------  --------  ---------  --------  ----------  ----------             ---------
Balance, December 31, 1998 . . . . .  $65,805  $    220  $342,026  $(82,489)  $(4,632)  $  (5,377)  $  (4,666)             $310,887
                                      =======  ========  ========  =========  ========  ==========  ==========             =========

See  Notes  to  Consolidated  Financial  Statements.

                            THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES
                                       (DBA THORNBURG MORTGAGE, INC.)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollar amounts in thousands)


                                                                             Year ended December 31
                                                                    ----------------------------------------
                                                                        1999          1998          1997
                                                                    ------------  ------------  ------------
Operating Activities:
 Net income                                                         $    25,584   $    22,695   $    41,402
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization                                                          31,080        49,657        24,665
   Net realized (gain) loss from investing activities                     2,819         2,310          (303)
   Decrease (increase) in accrued interest receivable                     6,011           414       (14,789)
   Decrease (increase) in prepaid expenses and other                     (5,859)       (1,557)          (62)
   Increase (decrease) in accrued interest payable                      (12,650)       (8,235)       21,002
   Increase (decrease) in accrued expenses and other                        398         1,994           101
                                                                    ------------  ------------  ------------
     Net cash provided by operating activities                           47,383        67,278        72,016
                                                                    ------------  ------------  ------------

Investing Activities:
 Available-for-sale securities:
   Purchases                                                         (1,244,341)   (1,501,961)   (2,929,746)
   Proceeds on sales                                                      9,922       929,999       190,196
   Proceeds from calls                                                    6,234       138,926        67,202
   Principal payments                                                 1,026,098     1,635,298       756,379
 Held-to-maturity securities:
   Principal payments                                                         -        16,152        63,120
 Collateral for collateralized notes payable:
   Principal payments                                                   239,737        13,416             -
 ARM Loans:
   Purchases                                                            (35,417)   (1,092,238)     (123,211)
   Principal payments                                                     9,339       115,081         4,092
   Proceeds on sales                                                      8,775         2,043             -
 Purchase of interest rate cap and floor agreements                      (1,853)       (1,081)       (4,074)
                                                                    ------------  ------------  ------------
     Net cash provided by (used in) investing activities                 18,494       255,635    (1,976,042)
                                                                    ------------  ------------  ------------

Financing Activities:
Net borr. from (repayments of) reverse repurchase agreements
                                                                        155,304    (1,402,963)    1,811,038
 Net borr. from (repayments of) collateralized  notes                  (240,459)    1,127,181             -
 Net borr. from (repayments of) oth. borrowings                          19,260        (7,989)       (4,169)
 Proceeds from preferred stock issued                                         -             -        65,805
 Proceeds from common stock issued                                            -        24,342        79,406
 Purchase of treasury stock                                                   -        (4,666)            -
 Dividends paid                                                         (26,449)      (36,396)      (37,967)
 Interest from notes receivable from stock sales                            270           229             -
                                                                    ------------  ------------  ------------
   Net cash provided by (used in) financing activities                  (92,074)     (300,262)    1,914,113
                                                                    ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                    (26,197)       22,651        10,087

Cash and cash equivalents at beginning of period                         36,431        13,780         3,693
                                                                    ------------  ------------  ------------
Cash and cash equivalents at end of period                          $    10,234   $    36,431   $    13,780
                                                                    ============  ============  ============

Supplemental disclosure of cash flow information and non-cash investing and financing activities are included in Notes 2 and 4.

See  Notes  to  Consolidated  Financial  Statements.

              THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES
                         (DBA THORNBURG MORTGAGE, INC.)

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

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of the Thornburg Mortgage Asset Corporation (dba Thornburg Mortgage, Inc.) (the "Company") and its wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation. The Company formed these entities in connection with the issuance of the collateralized notes payable discussed in Note 4. All material intercompany accounts and transactions are eliminated in consolidation.

     ADJUSTABLE-RATE MORTGAGE ASSETS

          The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for notes payable, which also consists of ARM securities and ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable-rate for their remaining term to maturity.

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

          The collateral for the notes payable includes ARM securities and ARM loans which are accounted for in the same manner as the ARM securities and ARM loans that are not held as collateral.

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

          The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM assets. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM assets portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

          The Company also makes a monthly provision for estimated credit losses on its portfolio of ARM loans which is an increase to the reserve for possible loan losses. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

          Credit losses on pools of loans that are held as collateral for notes payable are also covered by third party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company makes a monthly provision for estimated credit losses on these loans the same as it does for loans that are not held as collateral for notes payable, except, it takes into consideration its maximum exposure.

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

          Realized gains and losses resulting from the termination of the Cap Agreements that were hedging assets classified as held-to-maturity were deferred as an adjustment to the carrying value of the related assets and are being amortized into interest income over the terms of the related assets. Realized gains and losses resulting from the termination of Cap Agreements that were hedging assets classified as available-for-sale were initially reported in a separate component of equity, consistent with the reporting of those assets, and are thereafter amortized as a yield adjustment.

          INTEREST RATE SWAP AGREEMENTS

          The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. In general, swap agreements have been utilized by the Company in two ways. One way has been to use swap agreements as a cost effective way to lengthen the average repricing period of its variable rate and short term borrowings. Additionally, as the Company acquires Hybrid ARMs, it also enters into swap agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a hybrid and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

          All Swap Agreements are classified as a liability hedge against the Company's borrowings. As a result, the unrealized gains and losses on Swap Agreements are off balance sheet and are reported in Note 5.

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

          Following is information about the computation of the earnings per share data for the years ended December 31, 1999, 1998 and 1997 (Amounts in thousands except per share data):

                                 Earnings
                                  Income    Shares  Per Share
                                ----------  ------  ----------
               1999
Net income                      $  25,584

Less preferred stock dividends     (6,679)
                                ----------

Basic EPS, income available to
 common shareholders               18,905   21,490  $     0.88
                                                    ==========

Effect of dilutive securities:

 Stock options                          -        -
                                ----------  ------

Diluted EPS                     $  18,905   21,490  $     0.88
                                ==========  ======  ==========

               1998
Net income                      $  22,695

Less preferred stock dividends     (6,679)
                                ----------

Basic EPS, income available to
 common shareholders               16,016   21,488  $     0.75
                                                    ==========

Effect of dilutive securities:

 Stock options                          -        -
                                ----------  ------

Diluted EPS                     $  16,016   21,488  $     0.75
                                ==========  ======  ==========

               1997
Net income                      $  41,402

Less preferred stock dividends     (6,251)
                                ----------

Basic EPS, income available to
 common stockholders               35,151   18,048  $     1.95
                                                    ==========

Effect of dilutive securities:

 Stock options                          -      110
                                ----------  ------

Diluted EPS                     $  35,151   18,158  $     1.94
                                ==========  ======  ==========

          The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 186,779, 59,784 and 240,320 shares of common stock at average prices of $8.90, $14.82 and $20.89 per share during the years ended December 31, 1999, 1998 and 1997, respectively. The conversion of preferred stock was not included in the computation of diluted EPS for any year because such conversion would increase the diluted EPS.

     RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established a framework of accounting rules that standardize accounting and reporting for all derivative instruments and is effective for financial statements issued for fiscal years beginning after June 15, 2000. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. Currently the only derivative instruments that are not on the Company's balance sheet at fair value are interest rate swap agreements. The fair value of interest rate swap agreements is disclosed in Note 5, Fair Value of Financial Instruments. The Company believes that its use of interest rate swap agreements qualify as cash-flow hedges as defined in the statement. Therefore, the effective hedge portion of the derivative instrument's change in fair value will be recorded in other comprehensive income and the ineffective portion will be included in earnings when the Company adopts the statement in the first quarter of its fiscal 2001 year.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP  AND FLOOR
          AGREEMENTS

          The following tables present the Company's ARM assets as of December 31, 1999 and 1998. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):


December  31,  1999:

                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,388,160   $       890,701   $   31,649   $4,310,510
Net unamortized premium                 70,409            14,045         (445)      84,009
Deferred gain from hedging                (351)                -            -         (351)
Allowance for losses                    (1,930)           (2,106)        (102)      (4,138)
Cap agreements                           4,923               320            -        5,243
Principal payment receivable            13,610               569            -       14,179
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,474,821           903,529       31,102    4,409,452
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   5,462                29           65        5,556
Gross unrealized losses                (88,816)          (13,165)        (170)    (102,151)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,391,467   $       890,393   $   30,997   $4,312,857
                               ================  ================  ===========  ===========

  Carrying value               $     3,391,467   $       903,529   $   31,102   $4,326,098
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
                               ================  ================  ===========  ===========


          During 1999, the Company realized $52,000 in gains and $5,000 in losses on the sale of $18.6 million of ARM assets. During 1998, the Company realized $4,634,000 in gains and $4,912,000 in losses on the sale of $932.3 million of ARM securities and ARM loans, and during 1997, the Company realized $2,179,000 in gains and $990,000 in losses on the sale of $189.0 million of ARM securities.

          All of the ARM securities sold were classified as available-for-sale. During 1998, approximately $379 million of securities previously classified as held-to-maturity were reclassified as available-for-sale.

          As of December 31, 1999, the Company had reduced the cost basis of its ARM securities due to estimated credit losses (other than temporary declines in fair value) in the amount of $1,930,000. At December 31, 1999, the Company is providing for estimated credit losses on two assets that have an aggregate carrying value of $9.9 million, which represent less than 0.3% of the Company's total portfolio of ARM assets. Both of these assets are performing and one has some remaining credit support that mitigates the Company's exposure to credit losses. Additionally, during 1999, the Company, in accordance with its credit policies, recorded a $1,404,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

          The following tables summarize ARM loan delinquency information as of December 31, 1999 and 1998 (dollar amounts in thousands):


1999
----

                                         Percent
                     Loan      Loan      of ARM      Percent of
Delinquency Status   Count   Balance    Loans (1)   Total Assets
------------------  -------  --------  -----------  -------------

60 to 89 days             1  $    110        0.01%          0.00%
90 days or more           -         -           -              -
In foreclosure           10     5,450        0.49           0.12
                    -------  --------  -----------  -------------
                         11  $  5,560        0.50%          0.12%
                    =======  ========  ===========  =============


1998
-------

                                         Percent
                     Loan      Loan      of ARM      Percent of
Delinquency Status   Count   Balance    Loans (1)   Total Assets
------------------  -------  --------  -----------  -------------
60 to 89 days             2  $    423        0.04%          0.01%
90 days or more           1     3,450        0.32           0.08
In foreclosure            5     1,097        0.10           0.02
                    -------  --------  -----------  -------------
                          8  $  4,970        0.46%          0.11%
                    =======  ========  ===========  =============

(1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.108 billion and $1.085 billion at December 31, 1999 and 1998, respectively.

          The following table summarizes the activity for the allowance for losses on ARM loans for the year ended December 31, 1999 and 1998 (dollar amounts in thousands):

                       1999   1998
                      ------  -----
Beginning balance     $  804  $  42
Provision for losses   1,404    762
Charge-offs, net           0      0
                      ------  -----
Ending balance        $2,208  $ 804
                      ======  =====


          As of December 31, 1999, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $1.0 million, which are included in collateral for collateralized notes on the balance sheet. The Company believes that its current level of reserves are more than adequate to cover potential losses from these properties.

          As of December 31, 1999, the Company had commitments to purchase $169.3 million of ARM securities, the terms of which were not final as of December 31, 1999, and $136.4 million of ARM loans.

          The average effective yield on the ARM assets owned was 6.38% as of December 31, 1999 and 5.86% as of December 31, 1998. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

          As of December 31, 1999 and 1998, the Company had purchased Cap Agreements with a remaining notional amount of $2.945 billion and $4.026 billion, respectively. The notional amount of the Cap
          Agreements purchased declines at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements which range from 5.75% to 13.00% and average approximately 9.78%. Of the Cap Agreements owned by the Company as of December 31, 1999, $135 million are hedging the cost of financing Hybrid ARMs and $2.810 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio, excluding ARM assets that don't have a lifetime interest rate cap and Hybrid ARMs, had an average lifetime interest rate cap of 11.65%. The Cap Agreements had an average maturity of 2.2 years as of December 31, 1999. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.629 billion over the period of the agreements, which expire between 2000 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA, and one is rated AA.

NOTE  3.  AGREEMENT  TO  PURCHASE  FASLA  HOLDING  COMPANY

          On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and approximately $138 million in assets for $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval which is expected to be received by mid-2000. Due to ownership restrictions in the current IRS tax code applicable to REITs, the purchase has been structured such that the Company will pay 95% of the purchase price for preferred stock of FASLA Holding Company which will represent 95% of the economic interests in FASLA Holding Company and the Manager will pay 5% of the purchase price for common shares of FASLA Holding Company which will be voting shares that will represent 5% of the economic value of FASLA Holding Company. In this structure, FASLA Holding Company would be an unconsolidated qualified taxable REIT subsidiary of the Company. During 1999, legislation was enacted by the U.S. Congress, effective January 1, 2001, that will permit REITs to have 100% ownership in qualified taxable subsidiaries, subject to certain limitations, that would permit the Company and the Manager to alter this structure such that FASLA Holding Company may become a wholly-owned consolidated taxable subsidiary of the Company.

NOTE 4. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

          The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

          As of December 31, 1999, the Company had outstanding $3.023 billion of reverse repurchase agreements with a weighted average effective borrowing cost of 6.30% and a weighted average remaining maturity of
          1.6 months. As of December 31, 1999, $1.429 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from four months to fourteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at December 31, 1999 were collateralized by ARM assets with a carrying value of $3.225 billion, including accrued interest.

          At December 31, 1999, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days      $1,404,255
31 to 89 days        1,037,952
90 days or greater     580,304
                    ----------
                    $3,022,511
                    ==========

          As of December 31, 1999, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matured in January 2000, but was renewed for an additional one-year term during January 2000. One has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of December 31, 1999, the Company had $21.3 million borrowed against these whole loan financing facilities at an effective cost of 6.77%. The amount borrowed on the whole loan financing agreements at December 31, 1999 were collateralized by ARM loans with a carrying value of $22.5 million, including accrued interest.

          On December 18, 1998, the Company, through a special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of December 31, 1999, the Notes had a net balance of $886.7 million, an effective interest cost of 7.17%, which changes each month at a spread to one-month LIBOR. These Notes were collateralized by ARM loans with a principal balance of $801.8 million and ARM securities with a balance of $121.1 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

          As of December 31, 1999, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $694.2 million. As of December 31, 1999, these Swaps had a weighted average remaining term of 3.0 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 23 days to 258 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. Due to the favorable market value of the Swaps at December 31, 1999, they were not collateralized by any ARM assets.

          The total cash paid for interest was $233.3 million, $267.9 million and $177.9 million for 1999, 1998 and 1997 respectively.

NOTE  5.  FAIR  VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and December 31, 1998. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                  December 31, 1999       December 31, 1998
                               -----------------------  -----------------------
                                Carrying      Fair       Carrying       Fair
                                 Amount       Value       Amount       Value
                               ----------  -----------  -----------  ----------
Assets:
 ARM assets                    $4,318,301  $4,305,060   $4,266,497   $4,259,374
 Cap Agreements                     7,797       7,797        1,920        1,920

Liabilities:
 Collateralized notes payable     886,722     889,305    1,127,181    1,127,181
 Other borrowings                  21,289      21,289        2,029        2,077
 Swap agreements                      749     (11,527)         (87)       7,326


          The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

          The fair values of the Company's ARM securities and cap agreements are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values for ARM loans is estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

          The Company's transactions in interest rate swap agreements and hedging activity using commitments to sell securities create off-balance -sheet risk. These instruments involve market and credit risk that is not recognized on the balance sheet. The principal risk related to the swap agreements is the possibility that a counterparty to the agreement may be unable or unwilling to meet the terms of the agreement. With respect to commitments to sell securities, there is a risk that the change in the value of the hedged item may not substantially offset the change in the value of the commitment. The Company reduces counterparty risk by dealing only with several experienced counterparties with AA or better credit ratings or a two-way collateral agreement is required.

NOTE  6.  COMMON  AND  PREFERRED  STOCK

          In January 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share pursuant to its Registration Statement on Form S-3 declared effective in December 1996. Net proceeds from this issuance totaled $65.8 million. The dividends are cumulative commencing on the issue date and are payable quarterly, in arrears. The dividends per share are equal to the greater of (i) $0.605 per quarter, or (ii) the quarterly dividend declared on the Company's common stock. Each share is convertible at the option of the holder at any time into one share of common stock. The preferred shares are redeemable by the Company on and after December 31, 1999, in whole or in part, as follows: (i) for one share of common stock plus accumulated, accrued but unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the conversion price of $25, or (ii) for cash at the issue price of $25, plus any accumulated, accrued but unpaid dividends through the redemption date. In the event of liquidation, the holders of the preferred shares will be entitled to receive out of the assets of the Company, prior to any distribution to the common shareholders, the issue price of $25 per share in cash, plus any accumulated, accrued and unpaid dividends. The Company has not, nor does it have any currents plans to exercise its redemption rights at this time.

          During 1999, the Company did not issue any shares of common stock under its Dividend Reinvestment and Stock Purchase Plan. During 1998, the Company issued 1,581,550 shares of common stock under this plan and received net proceeds of $24.4 million, and during 1997, the Company issued 912,590 shares of common stock under this plan and received net proceeds of $18.0 million.

          During 1999, there were no exercises of stock options. During 1998, stock options for 128,377 shares of common stock were exercised at an average price of $15.23 and $2.0 million of notes receivable were executed in connection with the exercise of these options. During 1997, stock options for 186,071 shares of common stock were exercised at an average price of $15.71. The Company received net proceeds of $0.2 million, and $2.7 million of notes receivable were executed in connection with the exercise of certain options.

          On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of common stock during 1999. To date, the Company has repurchased 500,016 shares of common stock under this program at an average price of $9.28 per share.

          The following table presents information regarding the Company's common and preferred dividends declared for the 1999, 1998 and 1997 fiscal years:

                                   28% (1)   20% (1)    Return
                       Ordinary    Capital   Capital      of
                        Income      Gains     Gains    Capital    Total
                       ---------  --------  --------  -------  ----------

Common Dividends:
1999                   $ 0.9200   $      -  $      -  $     -  $0.920 (2)
1998                     0.8412          -         -   0.0638   0.905 (2)
1997                     1.9100       0.01      0.05        -   1.970 (2)

Preferred Dividends:
1999                   $  2.420   $      -  $      -  $     -  $2.420 (3)
1998                      2.420          -         -        -   2.420 (3)
1997                      2.265          -         -        -   2.265 (3)

(1)  Maximum federal tax rate applicable to capital gains
(2) $0.23 and $0.50 of dividends was paid in the following fiscal years for 1999 and 1998, respectively.
(3) $0.605, $0.605 and $0.605 was paid in the following fiscal year for 1999, 1998, and 1997, respectively.


          In addition, the $0.605 preferred dividend paid on January 10, 2000 will be taken as a dividend deduction on the Company's 2000 income tax return and is therefore not taxable income for preferred shareholders until 2000.

NOTE  7.  STOCK  OPTION  PLAN

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

          The Company issued DERs at the same time as ISOs and NQSOs. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs. The Company recorded an expense associated with the DERs and the PSRs of $92,000, $11,000 and $32,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

          Notes receivable from stock sales has resulted from the Company selling shares of common stock through the exercise of stock options. The notes have maturity terms ranging from 3 years to 9 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of December 31, 1999, there were $4.6 million of notes receivable from stock sales outstanding.

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

                                 1999       1998       1997
                             ---------  ---------  ---------
Net income - as reported     $ 25,584   $ 22,695   $ 41,402
Net income - pro forma         25,428     22,629     41,093

Basic EPS - as reported          0.88       0.75       1.95
Basic EPS - pro forma            0.87       0.74       1.93

Diluted EPS - as reported        0.88       0.75       1.94
Diluted EPS - pro forma          0.87       0.74       1.92

Assumptions:
    Dividend yield              10.00%     10.00%     10.00%
    Expected volatility          30.1%     25.60%     21.50%
    Risk-free interest rate      5.48%      5.68%      6.40%
    Expected lives            7 years    7 years    7 years

Information  regarding  options  is  as  follows:

                                         1999                   1998                1997
                                 --------------------  -------------------  ------------------
                                             Weighted              Weighted            Weighted
                                             Average               Average             Average
                                             Exercise              Exercise            Exercise
                                  Shares      Price      Shares     Price    Shares     Price
                                 ---------  ---------  ----------  -------  ---------  -------
Outstanding, beginning of year     612,402  $  17.549    680,995   $17.353   626,746   $15.510
Granted                            186,779      8.897     59,784    14.817   240,320    20.888
Exercised                                -          -   (128,377)   15.234  (186,071)   15.711
Expired                              9,708     18.227          -         -         -         -
                                 ---------  ---------  ----------  -------  ---------  -------
Outstanding, end of year           789,473  $  15.494    612,402   $17.549   680,995   $17.353
                                 =========  =========  ==========  =======  =========  =======

Weighted average fair value of
options granted during the year  $    0.93             $     1.22           $    1.29

Options exercisable at year end    631,828                479,482             476,875

          The  following  table  summarizes   information  about  stock  options
          outstanding at December 31, 1999:

                                          Options Outstanding     Options Exercisable
                                        -----------------------  ----------------------
                                         Weighted
                                          Average      Weighted               Weighted
                                         Remaining     Average                Average
                             Options    Contractual   Exercise   Exercisable  Exercise
Range of Exercise Prices   Outstanding   Life (Yrs)     Price    At 12/31/99    Price
-------------------------  -----------  ------------  ---------  -----------  ---------

        $8.375 - $12.4375     205,086           9.4  $   9.194      160,086  $   9.425
        $14.375 - $16.125     320,428           4.6     15.343      320,428     15.343
        $17.500 - $20.000     178,279           7.2     19.586       65,634     18.876
                  $22.625      85,680           7.5     22.625       85,680     22.625
-------------------------  -----------  ------------  ---------  -----------  ---------
         $9.375 - $22.625     789,473           6.8     15.494      631,828     15.198
=========================  ===========  ============  =========  ===========  =========

NOTE  8.  TRANSACTIONS  WITH  AFFILIATES

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

          The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. In addition, during 1999, the two wholly-owned REIT qualified subsidiaries of the Company entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,250 per calendar quarter, paid in arrears.

          For the years ended December 31, 1999, 1998 and 1997, the Company paid the Manager $4,088,000, $4,142,000 and $3,664,000, respectively, in base management fees in accordance with the terms of the Agreement.

          The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the year 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%. For the years ended December 31, 1998 and 1997, the Company paid the Manager $759,000 and $3,363,000, respectively, in performance based compensation in accordance with the terms of the Agreement.

          Beginning in August 1999, the Company's two wholly-owned REIT qualified subsidiaries entered into separate lease agreements with the Manager for office space in Santa Fe. During 1999, the combined amount of rent paid to the Manager was $10,000.

NOTE  9.  NET  INTEREST  INCOME  ANALYSIS

          The following table summarizes the amount of interest income and interest expense and the average effective interest rate for the periods ended December 31, 1999, 1998 and 1997 (dollar amounts in thousands):

                                                  1999                 1998             1997
                                          -------------------  ----------------  ---------------
                                                      Average            Average         Average
                                           Amount      Rate     Amount    Rate    Amount   Rate
                                          ---------  --------  ---------  -----  --------  -----
Interest Earning Assets:
 ARM assets                               $258,911      5.92%  $286,327   5.96%  $246,507  6.56%
 Cash and cash equivalents                   1,454      4.71        705   4.35      1,214  5.57
                                          ---------  --------  ---------  -----  --------  -----
                                           260,365      5.92    287,032   5.96    247,721  6.56
                                          ---------  --------  ---------  -----  --------  -----
Interest Bearing Liabilities:
 Borrowings                                226,350      5.62    255,992   5.78    198,657  5.76
                                          ---------  --------  ---------  -----  --------  -----

Net Interest Earning Assets and Spread    $ 34,015      0.30%  $ 31,040   0.18%  $ 49,064  0.80%
                                          =========  ========  =========  =====  ========  =====

Yield on Net Interest Earning Assets (1)                0.77%             0.64%            1.30%
                                                     ========             =====            =====

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


          The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                   1999 versus 1998               1998 versus 1997
                            ------------------------------  ------------------------------
                              Rate     Volume      Total      Rate      Volume     Total
                            --------  ---------  ---------  ---------  --------  ---------
Interest Income:
 ARM assets                 $(2,477)  $(24,938)  $(27,415)  $(22,549)  $62,368   $ 39,819
 Cash and cash equivalents      382        366        748       (266)     (242)      (508)
                            --------  ---------  ---------  ---------  --------  ---------
                             (2,095)   (24,572)   (26,667)   (22,815)   62,126     39,311
                            --------  ---------  ---------  ---------  --------  ---------
Interest Expense:
 Borrowings                  (6,979)   (22,663)   (29,642)       518    56,817     57,335
                            --------  ---------  ---------  ---------  --------  ---------

Net interest income         $ 4,884   $ (1,909)  $  2,975   $(23,333)  $ 5,309   $(18,024)
                            ========  =========  =========  =========  ========  =========

NOTE  10.  SUMMARIZED  QUARTERLY  RESULTS  (UNAUDITED)

          The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):


                                                    Year Ended December 31, 1999
                                              ------------------------------------------
                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
Interest income from ARM assets and cash      $ 69,678   $ 67,955   $ 63,087   $ 59,645
Interest expense on borrowed funds             (60,633)   (58,623)   (54,015    (53,079)
                                              ---------  ---------  ---------  ---------
 Net interest income                             9,045      9,332      9,072      6,566
                                              ---------  ---------  ---------  ---------

Gain (loss) on ARM assets                         (731)      (749)      (654)      (686)

General and administrative expenses             (1,518)    (1,428)    (1,384)    (1,281)

Dividend on preferred stock                     (1,669)    (1,670)    (1,670)    (1,670)
                                              ---------  ---------  ---------  ---------

 Net income available to common shareholders  $  5,127   $  5,485   $  5,364   $  2,929
                                              =========  =========  =========  =========

Basic EPS                                     $   0.24   $   0.26   $   0.25   $   0.14
                                              =========  =========  =========  =========

Diluted EPS                                   $   0.24   $   0.26   $   0.25   $   0.14
                                              =========  =========  =========  =========

Average number of common shares outstanding     21,490     21,490     21,490     21,490
                                              =========  =========  =========  =========

                                                     Year Ended December 31, 1998
                                              ------------------------------------------
                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
Interest income from ARM assets and cash      $ 65,446   $ 72,252   $ 73,019   $ 76,315
Interest expense on borrowed funds             (59,402)   (66,458)   (65,243)   (64,889)
                                              ---------  ---------  ---------  ---------
 Net interest income                             6,044      5,794      7,776     11,426
                                              ---------  ---------  ---------  ---------

Gain (loss) on ARM assets                       (4,689)       194      1,044      1,141

General and administrative expenses             (1,309)    (1,310)    (1,345)    (2,071)

Dividend on preferred stock                     (1,669)    (1,670)    (1,670)    (1,670)
                                              ---------  ---------  ---------  ---------

 Net income available to common shareholders  $ (1,623)  $  3,008   $  5,805   $  8,826
                                              =========  =========  =========  =========

Basic EPS                                     $  (0.08)  $   0.14   $   0.27   $   0.42
                                              =========  =========  =========  =========

Diluted EPS                                   $  (0.08)  $   0.14   $   0.27   $   0.42
                                              =========  =========  =========  =========

Average number of common shares outstanding     21,490     21,858     21,796     20,797
                                              =========  =========  =========  =========

                   SCHEDULE IV - Mortgage Loans on Real Estate


          Column A, Description: The Company's whole loan portfolio at December 31, 1999, which consists of only first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

         Column  A  (continued)           Column B   Column C    Column G            Column  H
--------------------------------------  -----------  --------  --------------  ----------------------
            Description  (4)

             Range of           Number                Final       Carrying      Principal Amount of
          Carrying Amounts        of     Interest    Maturity    Amount of        Loans Subject to
           of Mortgages         Loans      Rate        Date    Mortgages (3)         Delinquent
                                                                               Principal or Interest
------------------------------  ------  -----------  --------  --------------  ----------------------
ARM Loans:
               $       0 - 250     647  5.25 - 8.61  Various   $      85,921   $                  996
                     251 - 500     357  4.61 - 8.11  Various         125,010                      489
                     501 - 750     119  6.08 - 8.23  Various          72,936                      625
                   751 - 1,000      64  5.61 - 7.86  Various          57,985                        -
                    over 1,000      63  5.48 - 8.98  Various          93,648                    3,450
                                ------                         --------------  ----------------------
                                 1,250                               435,500                    5,560
                                ------                         --------------  ----------------------
Hybrid Loans:
                       0 - 250   1,172  5.38 - 9.23  Various         147,709                        -
                     251 - 500     432  5.25 - 8.13  Various         150,983                        -
                     501 - 750      73  5.38 - 7.88  Various          43,935                        -
                   751 - 1,000      31  5.63 - 7.78  Various          28,625                        -
                    over 1,000      16  5.98 - 7.48  Various          25,691                        -
                                ------                         --------------  ----------------------
                                 1,724                               396,943                        -
                                ------                         --------------  ----------------------

               Premium                                                13,599
     Allowance for losses (2)                                         (2,208)
                                ------                         --------------  ----------------------
                                 2,974                         $     843,834   $                5,560
                                ======                         ==============  ======================

Notes:
(1)     Reconciliation  of  carrying  amounts  of  mortgage  loans:

  Balance at December 31, 1998                   $1,078,325
    Additions during 1999:
      Loan purchases                                 35,417

    Deductions during 1999:
      Collections of principal                      243,029
      Cost of mortgage loans sold                     8,767
      Cost of mortgage loans securitized             12,693
      Cost of mortgage loans transferred to REO       1,048
      Provision for losses                            1,404
      Amortization of premium                         2,967
                                                 ----------
                                                    269,908

  Balance at December 31, 1999                   $  843,834
                                                 ==========

(2) The provision for losses is based on management's assessment of various factors.
(3)     Cost  for  Federal  income  taxes  is  the  same.
(4) The geographic distribution of the Company's whole loan portfolio at December 31, 1999 is as follows:

                         Number of
State or Territory         Loans     Carrying Amount
-----------------------  ----------  -----------------

Arizona                         75   $         21,068
California                     401            173,458
Colorado                        76             38,839
Connecticut                     54             21,385
Florida                        450            108,217
Georgia                        190             57,923
Illinois                        71             18,872
Massachusetts                   67             20,583
Michigan                       171             33,269
Missouri                       159             30,561
New Jersey                     140             40,323
New York                       255             62,713
Pennsylvania                    58             15,261
Texas                          103             25,140
Washington                      53             15,447
Other states, less than        651            149,384
    50 loans each
Premium                                        13,599
Allowance for losses                           (2,208)
                         ----------  -----------------
TOTAL                        2,974   $        843,834
                         ==========  =================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THORNBURG  MORTGAGE  ASSET  CORPORATION
                                    (dba  THORNBURG  MORTGAGE,  INC.)
                                    (Registrant)


Dated:  March  3,  2000             /s/  Garrett  Thornburg
                                    -----------------------
                                    Garrett  Thornburg
                                    Chairman  of  the  Board  of  Directors  and
                                    Chief  Executive  Officer
                                    (Principal  Executive  Officer)


Dated:  March  3,  2000             /s/  Richard  P.  Story
                                    -----------------------
                                    Richard  P.  Story
                                    Chief  Financial  Officer  and  Treasurer
                                    (Principal  Accounting  Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Capacity              Date
----------------------  -----------------------  -------------

/s/ Garrett Thornburg   Chairman of the Board,   March 3, 2000
----------------------
Garrett Thornburg       Director and Chief
                        Executive Officer

/s/ Larry A. Goldstone  President, Director and  March 3, 2000
----------------------
Larry A. Goldstone      Chief Operating Officer

/s/ David A. Ater       Director                 March 3, 2000
----------------------
David A. Ater

/s/ Joseph H. Badal     Director                 March 3, 2000
----------------------
Joseph H. Badal

/s/ Owen M. Lopez       Director                 March 3, 2000
----------------------
Owen M. Lopez

/s/ James H. Lorie      Director                 March 3, 2000
----------------------
James H. Lorie

/s/ Stuart C. Sherman   Director                 March 3, 2000
----------------------
Stuart C. Sherman

                                           Exhibit Index


                Sequentially
                Numbered
Exhibit Number  Exhibit Description                                                           Page
--------------  ----------------------------------------------------------------------------  ----
           1.1    Sales Agency Agreement (a)

           3.1    Articles of Incorporation of the Registrant (b)

         3.1.1    Articles of Amendment to Articles of Incorporation dated June 29, 1995 (c)

         3.1.2    Articles Supplementary dated January 21, 1997 (d)

           3.2    Amended and Restated Bylaws of the Registrant (e)

       3.2.1.1    Amendment to the Restated Bylaws of the Registrant (f)

           4.1    Specimen Common Stock Certificates (b)

           4.2    Specimen Preferred Stock Certificates (d)

          10.1    Management Agreement between the Registrant and Thornburg Mortgage
                  Advisory Corporation dated July 15, 1999 (g)

          10.2    Form of Servicing Agreement (b)

          10.3 Form of 1992 Stock Option and Incentive Plan as amended and restated March 14, 1997 (h)

        10.3.1    Amendment dated December 16, 1997 to the amended and restated
                  1992 Stock Option and Incentive Plan  (i)

        10.3.2    Amendment dated April 15, 1999 to the amended and restated
                  1992 Stock Option and Incentive Plan  (g)

          10.4    Form of Dividend Reinvestment and Stock Purchase Plan (j)

          10.5    Trust Agreement dated as of December 1, 1998 (k)

          10.6    Indenture Agreement dated as of December 1, 1998 (k)

          10.7    Sales and Service Agreement dated as of December 1, 1998 (k)

           22.    Notice and Proxy Statement for the Annual Meeting of Shareholders to be
                  held on April 27, 2000 (l)

            27    Financial Data Schedule *                                                     73

*       Being  filed  herewith.
(a)     Previously filed with Registrant's Form 8-K dated October 10, 1995 and incorporated herein by  reference  pursuant  to  Rule  12b-32.
(b)     Previously  filed  as  part  of  Form  S-11  which  went  effective  on  June 18, 1993 and incorporated  herein  by  reference  pursuant  to  Rule  12b-32.
(c)     Previously  filed  with Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by  reference  pursuant  to  Rule  12b-32.
(d)     Previously  filed  as  part  of Form 8-A dated January 17, 1997 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(e)     Previously  filed  as  part  of  Form  S-8  dated  July 1, 1994 and incorporated herein by reference  pursuant  to  Rule  12b-32.
(f)     Previously  filed  with  Registrant's  Form 10-Q dated September 30, 1999 and incorporated herein  by  reference  pursuant  to  Rule  12b-32.
(g)     Previously  filed  with Registrant's Form 10-Q dated June 30, 1999 and incorporated herein by  reference  pursuant  to  Rule  12b-32.
(h)     Previously  filed  with  Registrant's  Form  10-K dated December 31, 1996 and incorporated herein  by  reference  pursuant  to  Rule  12b-32.
(i)      Previously  filed  with  Registrant's  Form 10-K dated December 31, 1997 and incorporated herein  by  reference  pursuant  to  Rule  12b-32.
(j)     Previously  filed  as  Exhibit 4 to Registrant's registration statement on Form S-3D dated
        September  24,  1997  and  incorporated  herein  by  reference  pursuant  to  Rule  12b-32.
(k)     Previously  filed  with  Registrant's  Form  10-K dated December 31, 1998 and incorporated herein  by  reference  pursuant  to  Rule  12b-32.
(l)     Previously  filed on March 27, 2000 and incorporated by reference pursuant to Rule 12-b32.