Form 10-Q
period 2000-03-31
THORNBURG MORTGAGE ASSET CORP
filed 2000-05-08
CIK 892535

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
-----  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED:   MARCH  31,  2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

FOR  THE  TRANSITION  PERIOD  FROM ________ TO ________

COMMISSION  FILE  NUMBER:  001-11914


                            THORNBURG MORTGAGE, INC.
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

                      THORNBURG MORTGAGE ASSET CORPORATION
    (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock ($.01 par value)                       21,489,663 as of May 5, 2000


--------------------------------------------------------------------------------
================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q

                                              INDEX


                                                                                       Page
                                                                                       ----
PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements

              Consolidated Balance Sheets at March 31, 2000 and December 31, 1999        3

              Consolidated Statements of Operations for the three months ended
              March 31, 2000 and March 31, 1999                                          4

              Consolidated Statement of Shareholders' Equity for the three months
              ended March 31, 2000                                                       5

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2000 and March 31, 1999                                          6

              Notes to Consolidated Financial Statements                                 7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             18



PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                         33

   Item 2.    Changes in Securities                                                     33

   Item 3.    Defaults Upon Senior Securities                                           33

   Item 4.    Submission of Matters to a Vote of Security Holders                       33

   Item 5.    Other Information                                                         33

   Item 6.    Exhibits and Reports on Form 8-K                                          33


   SIGNATURES                                                                           34

   EXHIBIT INDEX                                                                        35

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)

                                                               March 31, 2000
                                                                 (Unaudited)     December 31, 1999
                                                              ----------------  -------------------
ASSETS

  Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 4)
    ARM securities                                                 $3,527,519           $3,391,467
    Collateral for collateralized notes                               856,907              903,529
    ARM loans held for securitization                                  13,390               31,102
                                                              ----------------  -------------------
                                                                    4,397,816            4,326,098
                                                              ----------------  -------------------

  Cash and cash equivalents                                            33,288               10,234
  Accrued interest receivable                                          34,059               31,928
  Prepaid expenses and other                                            1,635                7,705
                                                              ----------------  -------------------
                                                                   $4,466,798           $4,375,965
                                                              ================  ===================


LIABILITIES

  Reverse repurchase agreements (Note 4)                           $3,303,809           $3,022,511
  Collateralized notes (Note 4)                                       841,519              886,722
  Other borrowings (Note 4)                                             8,522               21,289
  Payable for assets purchased                                              -              110,415
  Accrued interest payable                                             14,502               18,864
  Dividends payable (Note 6)                                            1,670                1,670
  Accrued expenses and other                                            3,282                3,607
                                                              ----------------  -------------------
                                                                    4,173,304            4,065,078
                                                              ----------------  -------------------

SHAREHOLDERS' EQUITY (Note 6)

  Preferred stock: par value $.01 per share;
    2,760 shares authorized; 9.68% Cumulative
    Convertible Series A, 2,760 and 2,760 issued
    and outstanding, respectively; aggregate
    preference in liquidation $69,000                                  65,805               65,805
  Common stock: par value $.01 per share;
    47,240 shares authorized, 21,990 and 21,990 shares
    issued and 21,490 and 21,490 outstanding, respectively                220                  220
  Additional paid-in-capital                                          342,093              342,026
  Accumulated other comprehensive income (loss)                      (100,849)             (82,489)
  Notes receivable from stock sales                                    (4,632)              (4,632)
  Retained earnings (deficit)                                          (4,477)              (5,377)
  Treasury stock: at cost, 500 and 500 shares, respectively            (4,666)              (4,666)
                                                              ----------------  -------------------
                                                                      293,494              310,887
                                                              ----------------  -------------------

                                                                   $4,466,798           $4,375,965
                                                              ================  ===================

See  Notes  to  Consolidated  Financial  Statements.


THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (Unaudited)

 (In  thousands,  except  per  share  data)


                                              Three  Months  Ended
                                                   March  31,
                                                2000       1999
                                              ---------  ---------
Interest income from ARM assets and cash      $ 72,654   $ 59,645
Interest expense on borrowed funds             (63,337)   (53,079)
                                              ---------  ---------
     Net interest income                         9,317      6,566
                                              ---------  ---------

Gain (loss) on sale of ARM assets                    -          -
Provision for credit losses                       (331)      (686)
Management fee (Note 8)                         (1,024)    (1,018)
Performance fee (Note 8)                             -          -
Other operating expenses                          (449)      (263)
                                              ---------  ---------

     NET INCOME                               $  7,513   $  4,599
                                              =========  =========

Net income                                    $  7,513   $  4,599
Dividend on preferred stock                     (1,670)    (1,670)
                                              ---------  ---------
Net income available to common shareholders   $  5,843   $  2,929
                                              =========  =========
Basic earnings per share                      $   0.27   $   0.14
                                              =========  =========
Diluted earnings per share                    $   0.27   $   0.14
                                              =========  =========
Average number of common shares outstanding     21,490     21,490
                                              =========  =========

See  Notes  to  Consolidated  Financial  Statements.


THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  (Unaudited)

Three  Months  Ended  March  31,  2000
(In  thousands,  except  share  data)

                                                                Accum.     Notes
                                                                Other    Receivable
                                                   Additional   Compre-    From      Retained                 Compre-
                               Preferred   Common   Paid-in    hensive     Stock     Earnings/    Treasury    hensive
                                 Stock      Stock   Capital     Income     Sales     (Deficit)     Stock      Income      Total
                               ----------  -------  --------  ----------  --------  -----------  ----------  ---------  ---------

Balance, December 31, 1999     $   65,805  $   220  $342,026  $ (82,489)  $(4,632)  $   (5,377)  $  (4,666)             $310,887
Comprehensive income:
 Net income                                                                              7,513               $  7,513      7,513
  Other comprehensive income:
   Available-for-sale assets:
   Fair value adjustment, net
   of amortization                      -        -         -    (18,144)        -            -           -    (18,144)   (18,144)
   Deferred gain on sale of
      hedges, net of
      amortization                      -        -         -       (216)        -            -           -       (216)      (216)
   Other comprehensive                                                                                       ---------
     income                                                                                                  $(10,847)
Interest from notes                                                                                          =========
 receivable from stock sales                              67                                                                  67
Dividends declared on
   preferred
   stock - $0.605 per share             -        -         -          -         -       (1,670)          -                (1,670)
Dividends declared on
   common
    stock - $0.23 per share             -        -         -          -         -       (4,943)          -                (4,943)
                               ----------  -------  --------  ----------  --------  -----------  ----------             ---------
Balance, March 31, 2000        $   65,805  $   220  $342,093  $(100,849)  $(4,632)  $   (4,477)  $  (4,666)             $293,494
                               ==========  =======  ========  ==========  ========  ===========  ==========             =========



See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
(In  thousands)
                                                         Three  Months  Ended
                                                             March  31,
                                                          2000        1999
                                                       ----------  ----------
Operating Activities:
  Net Income                                              $7,513      $4,599
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Amortization                                          5,217      10,796
     Net (gain) loss from investing activities               331         686
     Change in assets and liabilities:
      Accrued interest receivable                         (2,131)      8,071
      Prepaid expenses and other                           6,070      (3,520)
      Accrued interest payable                            (4,362)    (20,146)
      Accrued expenses and other                            (325)       (469)
                                                       ----------  ----------
       Net cash provided by operating activities          12,313          17
                                                       ----------  ----------

Investing Activities:
  Available-for-sale ARM securities:
    Purchases                                           (398,717)    (99,707)
    Principal payments                                   149,583     338,460
  Collateral for collateralized notes:
    Principal payments                                    45,641      73,258
ARM loans:
    Purchases                                             (2,729)          -
    Principal payments                                       629       5,092
Purchase of interest rate cap agreements                    (448)     (1,469)
                                                       ----------  ----------
  Net cash provided by (used in) investing activities   (206,041)    315,634
                                                       ----------  ----------

Financing Activities:
  Net borrowings from (repayments of) reverse
     repurchase agreements                               281,298    (223,358)
  Repayments of collateralized notes                     (45,203)    (74,752)
  Repayments of other borrowings                         (12,767)        (83)
  Dividends paid                                          (6,613)     (6,613)
  Interest from notes receivable from stock sales             67          66
                                                       ----------  ----------
  Net cash provided by (used in) financing activities    216,782    (304,740)
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      23,054      10,911

Cash and cash equivalents at beginning of period          10,234      36,431
                                                       ----------  ----------
Cash and cash equivalents at end of period               $33,288     $47,342
                                                       ==========  ==========

Supplemental disclosure of cash flow information and non-cash activities are included in Note 3.

See  Notes  to  Consolidated  Financial  Statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter end March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (the "Company") and its wholly-owned bancruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II. The Company formed these entities in connection with its securitization and whole loan financing transactions discussed in Note 4. All material intercompany accounts and transactions are eliminated in consolidation.

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

          The collateral for the AAA notes includes ARM securities and ARM loans, which are accounted for in the same manner as the ARM securities, and ARM loans that are not held as collateral.

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

          The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM assets. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM assets portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

          The Company also makes a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the reserve for possible loan losses. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

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

          INTEREST RATE SWAP AGREEMENTS

          The Company enters into interest rate swap agreements in order to manage its interest rate exposure when financing its ARM assets. In general, swap agreements have been utilized by the Company in two ways. One way has been to use swap agreements as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings. Additionally, as the Company acquires Hybrid ARMs, it also enters into swap agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a hybrid and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less. Revenues and expenses from the interest rate swap agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

          Realized gains and losses resulting from the termination and replacement of Swap Agreements, are recorded as basis adjustments to the hedged liabilities and are thereafter amortized as a yield adjustment over the remaining term of the Swap Agreements. The terminated and replacement Swap Agreements generally have the same terms and conditions other than the fixed rate. The amortization of the realized gains and losses as a yield adjustment to the fixed rate of the replacement Swap Agreement results in approximately the same fixed cost between the terminated and replacement Swap Agreements. The Company terminates and replaces Swap Agreements as an additional source of liquidity when it is able to do so while maintaining compliance to its hedging policies.

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

          Following is information about the computation of the earnings per share data for the three-month periods ended March 31, 2000 and 1999 (amounts in thousands except per share data):


                                                        Earnings
                                     Income    Shares  Per Share
                                   ----------  ------  ----------
Three Months Ended March 31, 2000
---------------------------------
Net income                            $7,513

Less preferred stock dividends        (1,670)
                                   ----------
Basic EPS, income available to
 common shareholders                   5,843   21,490       $0.27
                                                        =========

Effect of dilutive securities:

  Stock options                            -        -
                                   ----------  ------
Diluted EPS                           $5,843   21,490       $0.27
                                   ==========  =======  =========
Three Months Ended March 31, 1999
---------------------------------
Net income                            $4,599

Less preferred stock dividends        (1,670)
                                    ---------
Basic EPS, income available to
 common stockholders                   2,929   21,490  $     0.14
                                                        =========

Effect of dilutive securities:

 Stock options                             -        -
                                   ----------  ------
Diluted EPS                        $   2,929   21,490  $     0.14
                                   ==========  =======  =========

          The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 10,000 shares of common stock at an average price of $8.44 per share during the quarter ended March 31, 2000. The Company did not grant any options to purchase shares of the Company's common stock to directors or officers or to employees of the Manager during the quarter ended March 31, 1999. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

     The following tables present the Company's ARM assets as of March 31, 2000 and December 31, 1999. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

March 31, 2000:
                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                                --------------   ----------------  -----------  -----------
Principal balance outstanding  $     3,549,397   $       845,428   $   13,466   $4,408,291
Net unamortized premium                 66,630            13,383           30       80,043
Deferred gain from hedging                (263)                -            -         (263)
Allowance for losses                    (1,842)           (2,395)        (106)      (4,343)
Cap agreements                           4,563               290            -        4,853
Principal payment receivable            10,532               201            -       10,733
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,629,017           856,907       13,390    4,499,314
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   4,540                35           22        4,597
Gross unrealized losses               (106,038)          (14,194)         (93)    (120,325)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,527,519   $       842,748   $   13,319   $4,383,586
                               ================  ================  ===========  ===========

  Carrying value               $     3,527,519   $       856,907   $   13,390   $4,397,816
                               ================  ================  ===========  ===========

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
                               ================  ================  ===========  ===========

          During both the quarters ended March 31, 2000 and 1999, the Company did not sell any ARM securities.

          As of March 31, 2000, the Company had reduced the cost basis of its ARM securities due to estimated credit losses (other than temporary declines in fair value) in the amount of $1,842,000. The Company has reduced the cost basis on two assets that have an aggregate carrying value of $9.6 million, which represent approximately 0.2% of the Company's total portfolio of ARM assets. The Company believes the reduced cost basis of these assets is at the appropriate amount and did not reduce the cost basis of these ARM assets during the quarter ended March 31, 2000. During the first three months of 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $38,000 and recorded a $293,000 provision for potential credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

          The following tables summarize ARM loan delinquency information as of March 31, 2000 and December 31, 1999 (dollar amounts in thousands):

March 31, 2000
--------------------
                                            Percent
                     Loan        Loan       of ARM      Percent of
Delinquency Status   Count      Balance    Loans (1)    Total Assets
                    --------  ----------  -----------  -------------

60 to 89 days            7      $  1,509        0.13%          0.03%
90 days or more          2         5,049        0.43           0.11
In foreclosure           8         1,731        0.15           0.04
                    --------  ----------  -----------  -------------
                        17      $  8,289        0.71%          0.18%
                    ========  ==========  ===========  =============

December 31,1999
--------------------
                                            Percent
                      Loan        Loan      of ARM       Percent of
Delinquency Status    Count      Balance   Loans (1)    Total Assets
                    --------  ----------  -----------  -------------
60 to 89 days            1      $    110        0.01%          0.00%
90 days or more          -             -           -              -
In foreclosure          10         5,450        0.49           0.12
                    --------  ----------  -----------  -------------
                        11      $  5,560        0.50%          0.12%
                    ========  ==========  ===========  =============

     (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.183 billion and $1.108 billion at March 31, 2000 and December 31, 1999, respectively.

     The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended March 31, 2000 and 1999 (dollar amounts in thousands):

                                        2000                  1999
                                        ----                  ----
           Beginning  balance          $2,208                 $804
           Provision  for  losses         293                  380
           Charge-offs,  net               -                    -
                                       ------               ------
           Ending  balance             $2,501               $1,184
                                       ======               ======

     As of March 31, 2000, the Company had commitments to purchase $18.9 million of ARM loans through its correspondent loan network.

     As of March 31, 2000, the Company owned three real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $1.7 million, which are included in collateral for collateralized notes on the balance sheet. The Company believes that the above allowance is more than adequate to cover estimated losses from these properties.

     The average effective yield on the ARM assets owned was 6.58% as of March 31, 2000 and 6.38% as of December 31, 1999. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

     As of March 31, 2000 and December 31, 1999, the Company had purchased Cap Agreements with a remaining notional amount of $3.025 billion and $2.945 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of the Cap Agreements that range from 5.75% to 12.50% and average approximately 10.02%. Of the Cap Agreements owned by the Company as of March 31, 2000, $126.7 million are hedging the cost of financing Hybrid ARMs and $2.899 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.68%. The Cap Agreements had an average maturity of 2.4 years as of March 31, 2000. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.758 billion over the period of the agreements, which expire between 1999 and 2004. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with seven different counterparties, five of which are rated AAA, and one is rated AA and one is rate A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.

NOTE  3.  AGREEMENT  TO  PURCHASE  FASLA  HOLDING  COMPANY

     On  December  23,  1999,  the  Company  and  Thornburg   Mortgage  Advisory
     Corporation (the "Manager") entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, approximately $138 million in assets for $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval, which is expected to be received by the third quarter of 2000. Due to ownership restrictions in the current IRS tax code applicable to REITs, the purchase has been structured such that the Company will pay 95% of the purchase price for preferred stock of FASLA Holding Company which will represent 95% of the economic interests in FASLA Holding Company and the Manager will pay 5% of the purchase price for common shares of FASLA Holding Company which will be voting shares that will represent 5% of the economic value of FASLA Holding Company. In this structure, FASLA Holding Company would be an unconsolidated qualified taxable REIT subsidiary of the Company. During 1999, legislation was enacted by the U.S. Congress, effective January 1, 2001, that will permit REITs to have 100% ownership in qualified taxable subsidiaries, subject to certain limitations, that would permit the Company and the Manager to alter this structure such that FASLA Holding Company may become a wholly-owned consolidated taxable subsidiary of the Company.

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

     As of March 31, 2000, the Company had outstanding $3.294 billion of reverse repurchase agreements with a weighted average borrowing rate of 6.25% and a weighted average remaining maturity of 2.5 months. As of March 31, 2000, $1.613 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to fourteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at March 31, 2000 were collateralized by ARM assets with a carrying value of $3.505 billion, including accrued interest.

     At March 31, 2000, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

             Within  30  days              $ 1,080,878
             31  to  89  days                  958,054
             90  days  or  greater           1,264,877
                                           -----------
                                           $ 3,303,809
                                           ===========

     As of March 31, 2000, the Company had entered into four whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. A third facility has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The fourth facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of March 31, 2000, the Company had $8.5 million borrowed against these whole loan financing facilities at an effective cost of 6.72%. The amount borrowed on the whole loan financing agreements at March 31, 2000 was collateralized by ARM loans with a carrying value of $8.8 million, including accrued interest.

     The whole loan financing facility entered into during the first quarter of 2000, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust which issues beneficial interests in the loans in the form of a note and a subordinated certificate, which are then used to collateralize borrowings.

     On December 18, 1998, the Company, through a wholly-owned bancrupcty remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of March 31, 2000, the Notes had a net balance of $841.5 million, an effective interest cost of 6.83%, which changes each month at a spread to one-month LIBOR. These Notes were collateralized by ARM loans with a principal balance of $758.2 million and ARM securities with a balance of $119.5 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

     As of March 31, 2000, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $650.3 million. As of March 31, 2000, these Swaps had a weighted average remaining term of 2.8 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 36 days to 229 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. Due to the favorable market value of the Swaps at March 31, 2000, they were not collateralized by any ARM assets.

     During the first quarter of 2000, the Company terminated and replaced six Swaps and deferred the realized gain of $7.7 million. The replacement Swaps have the identical terms as the terminated Swaps other than the fixed rate to be paid by the Company. The amortization of the deferred gain as a yield adjustment to the new fixed rate reduces the rate on the replacement Swaps to approximately the same fixed rate as the terminated Swaps and, as an additional benefit, the Company was able to increase liquid assets by $7.7 million which was used to reduce the Company's borrowings.

     The total cash paid for interest was $66.9 million and $68.8 million during the quarters ended March 31, 2000 and 1999, respectively.

NOTE  5.  FAIR  VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2000 and December 31, 1999. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                     March 31, 2000         December 31, 1999
                                -----------------------  -----------------------
                                 Carrying       Fair      Carrying     Fair
                                   Amount      Value       Amount      Value
                                ----------  -----------  ----------  -----------
Assets:
 ARM assets                     $4,390,922  $4,376,692   $4,318,301  $4,305,060
 Cap Agreements                      6,894       6,894        7,797       7,797

Liabilities:
 Callable collateralized notes     841,519     842,442       886,722     889,305
 Other borrowings                    8,522       8,522        21,289      21,289
 Swap agreements                     9,619      (6,479)          749     (11,527)

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

NOTE  6.  COMMON  AND  PREFERRED  STOCK

     On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the quarter ended March 31, 2000. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

     On January 25, 2000, the Company declared the fourth quarter 1999 dividend of $0.23 per common share, which was paid on February 17, 2000 to common shareholders of record as of February 3, 2000.

     On April 17, 2000, the Company declared the first quarter 2000 dividend of $0.23 per common share, which will be paid on May 17, 2000 to common shareholders of record as of May 4, 2000.

     On March 15, 2000, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on April 10, 2000 to preferred shareholders of record as of March 31, 2000.

     For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE  7.  STOCK  OPTION  PLAN

     The Company has a Stock Option and Incentive Plan (the "Plan") that authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs").

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

     The Company usually issues DERs at the same time ISOs and NQSOs are granted. The number of PSRs issued is based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

     During the quarter ended March 31, 2000, there were 10,000 options to buy common shares and 5,500 DERs granted. As of March 31, 2000, the Company had 799,473 options outstanding at exercise prices of $8.375 to $22.625 per share, 631,828 of which were exercisable. The weighted average exercise price of the options outstanding was $15.41 per share. As of the March 31, 2000, there were 167,675 DERs outstanding, of which 139,514 were vested, and 20,344 PSRs outstanding. In addition, the Company recorded an expense associated with the DERs and the PSRs of $18,000 for each of the quarters ended March 31, 2000 and 1999.

     Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have remaining maturity terms ranging from 1 year to 7 years and accrue interest at rates that range from 5.40% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of March 31, 2000, there were $4.6 million of notes receivable from stock sales outstanding.

NOTE  8.  TRANSACTIONS  WITH  AFFILIATES

     The Company has a Management Agreement (the "Agreement") with the Manager. Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. The Agreement provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement.

     The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows:
     1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. In addition, during 1999, the two wholly owned REIT qualified subsidiaries of the Company entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,250 per calendar quarter, paid in arrears.

     For the quarters ended March 31, 2000 and 1999, the Company paid the Manager $1,024,000 and $1,018,000, respectively, in base management fees in accordance with the terms of the Agreement.

     The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended March 31, 2000 and 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%.

     Beginning in August 1999, the Company's two wholly owned REIT qualified subsidiaries entered into separate lease agreements with the Manager for office space in Santa Fe. During the quarter ended March 31, 2000, the combined amount of rent paid to the Manager was $6,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL
-------

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has three REIT qualified subsidiaries that are involved in financing its mortgage loan assets. The three financing subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II, are consolidated in the Company's financial statements and federal and state tax returns. In 1999, the Company formed a new REIT qualified subsidiary, Thornburg Mortgage Home Loans, Inc., to originate loans for the Company according to the Company's underwriting guidelines. This subsidiary is expected to commence operations during the second quarter of 2000.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multiclass pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs or short-term investments that either mature within one year or have an interest rate that reprices within one year. Hybrid ARM assets ("Hybrid ARMs") are included in the Company's references to ARM securities and ARM loans. Hybrid ARMs are typically 30-year loans that have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of the term of the Hybrid ARM. The Company will not invest more than 30% of its ARM assets in Hybrid ARMs and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. Hybrid ARMs with fixed-rate periods greater than five years are further limited to no more than 10% of the Company's ARM assets.

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

The remainder of the Company's ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

     (1) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies;
     (2) ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization (see description of "A" quality in "Portfolio of Mortgage Assets - ARM and Hybrid ARM Loans");
     (3) real estate properties acquired as a result of foreclosing on the Company's ARM loans; or
     (4) a limited amount, currently $70 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

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

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Acquisition  of  FASLA  Holding  Company

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, $138 million in assets. The cash purchase price is $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval, which is expected to be received by the third quarter of 2000.

The primary purpose of this acquisition is to obtain nationwide lending authority in order to expand the Company's acquisition channels for ARM loans. The Company intends to initiate a mortgage banking division within First Arizona Savings that would originate loans for sale to the Company, based upon the Company's underwriting standards and ARM product design. It is also likely that other standard loan products, including fixed-rate loans, would be originated and sold to third party investors. The Company expects to avoid establishing an expensive infrastructure involving substantial fixed costs generally associated with starting up and operating a mortgage banking operation by utilizing "fee based" third-party vendors who specialize in private label loan underwriting, application processing and loan closing, and by utilizing a sub-servicer to service the loans originated. The Company believes these third-party service providers have developed both efficiencies and expertise through specialization that afford the Company an opportunity to enter this business in a cost effective manner with very little initial capital investment.

The Company also expects to continue operating First Arizona Savings as a full service community bank within its current local market areas. First Arizona Savings has traditionally been an originator of single-family residential loans, both permanent and construction, based on underwriting standards that are similar to the Company's and has generally retained ARM and Hybrid ARM loans for its portfolio and has sold a significant percentage of its fixed-rate loan production to FHLMC. First Arizona's primary source of funds has been retail deposits and a limited amount of Federal Home Loan Bank advances. The Company believes this business model is a consistent extension of the Company's existing business model that emphasizes high credit quality lending and prudent interest rate risk management.

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

Thornburg  Brand  Development

In 1999, the Company instituted a new marketing approach in conjunction with the other affiliated Thornburg Companies aimed at developing brand recognition of the Thornburg name. In the process, the Company has refined its marketing message and updated the Company's logo and corporate literature. The Company's shareholders approved an amendment to the Company's Articles of Incorporation to formally change the name of the Company to Thornburg Mortgage, Inc. at the Annual Shareholders Meeting held on April 27, 2000. This new name more accurately reflects the expanded business of the Company from purely an asset manager to a value-added operating enterprise that originates and services mortgage loans as well as manages a portfolio of high quality mortgage assets on a low cost basis.


FINANCIAL  CONDITION
--------------------

At March 31, 2000, the Company held total assets of $4.467 billion, $4.398 billion of which consisted of ARM assets, as compared to $4.375 billion and $4.326 billion, respectively, at December 31, 1999. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At March 31, 2000, 96.0% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 86.1% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (10.3%) or investments in floating rate classes of CBOs (3.6%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at March 31, 1999 and December 31, 1998 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                 ARM  ASSETS  BY  ISSUER  AND  CREDIT  RATING
                       (Dollar  amounts  in  thousands)

                                    March 31, 2000         December 31, 1999
                              ------------------------  -----------------------
                              Carrying      Portfolio    Carrying     Portfolio
                               Value           Mix        Value          Mix
                             ----------     ----------  ----------   ----------
HIGH QUALITY:
 FHLMC/FNMA                  $2,129,913         48.4%   $2,068,152       47.8%
 Privately Issued:
   AAA/Aaa Rating             1,630,970(1)      37.1     1,585,099(1)    36.6
   AA/Aa Rating                 439,844         10.0       459,858       10.6
                             -------------  ----------  -------------  -------
     Total Privately Issued   2,070,814         47.1     2,044,957       47.2
                             -------------  ----------  -------------  -------

                             -------------  ----------  -------------  -------
     Total High Quality       4,200,727         95.5     4,113,109       95.0
                             -------------  ----------  -------------  -------

OTHER INVESTMENT:
 Privately Issued:
   A Rating                      50,793          1.2        49,995        1.2
   BBB/Baa Rating                85,557          2.0        84,929        2.0
   BB/Ba Rating or below         47,349(1)       1.1        46,963(1)     1.1
 Whole loans                     13,390          0.2        31,102        0.7
                             -------------  ----------  -------------  -------
     Total Other Investment     197,089          4.5       212,989        5.0
                             -------------  ----------  -------------  -------

     Total ARM Portfolio     $4,397,816        100.0%   $4,326,098      100.0%
                             =============  ==========  =============  =======

-----------------
(1) AAA Rating category includes $737.2 million and $781.8 million as of March 31, 2000 and December 31, 1999, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.3 million as of March 31, 2000 and December 31, 1999. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of March 31, 2000, the Company had reduced the cost basis of its ARM securities by $1,842,000 due to estimated credit losses (other than temporary declines in fair value). The Company has provided for estimated credit losses on two securities that have an aggregate carrying value of $9.6 million, which represent approximately 0.2% of the Company's total portfolio of ARM assets. The Company believes the reduced cost basis of these two ARM securities is at the appropriate amount and did not reduce the cost basis of these ARM securities during the quarter ended March 31, 2000.

Additionally, during the first three months of 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $38,000 and recorded a $293,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of March 31, 2000, the Company's ARM loan portfolio included 17 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $8.3 million. The ARM loan portfolio also includes three properties ("REO") that the Company acquired as the result of foreclosure processes in the amount of $1.7 million. The average original effective loan-to-value ratio on these 17 delinquent loans and REO is approximately 68%. The Company believes that its current level of reserves is more than adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                ARM  ASSETS  BY  INDEX
                           (Dollar  amounts  in  thousands)

                                              March 31, 2000          December 31, 1999
                                           ----------------------  ----------------------
                                            Carrying   Portfolio    Carrying   Portfolio
                                             Value        Mix        Value        Mix
                                           ----------  ----------  ----------  ----------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  710,333       16.2%  $  680,449       15.7%
     Three-month LIBOR                        155,968        3.5      170,384        3.9
     Six-month LIBOR                          584,469       13.3      626,616       14.5
     Six-month Certificate of Deposit         289,190        6.6      304,621        7.0
     Six-month Constant Maturity Treasury      35,903        0.8       37,781        0.9
     One-year Constant Maturity Treasury    1,393,024       31.7    1,359,229       31.4
     Cost of Funds                            203,065        4.6      213,800        5.0
                                           ----------  ----------  ----------  ----------
                                            3,371,952       76.7    3,392,880       78.4
                                           ----------  ----------  ----------  ----------

HYBRID ARM ASSETS                           1,025,864       23.3      933,218       21.6
                                           ----------  ----------  ----------  ----------
                                           $4,397,816      100.0%  $4,326,098      100.0%
                                           ==========  ==========  ==========  ==========

The ARM portfolio had a current weighted average coupon of 7.26% at March 31, 2000. This consisted of an average coupon of 6.63% on the hybrid portion of the portfolio and an average coupon of 7.45% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 8.12%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1999, the ARM portfolio had a weighted average coupon of 7.08%. This consisted of an average coupon of 6.54% on the hybrid portion of the portfolio and an average coupon of 7.22% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.79%, based upon the composition of the portfolio and the applicable indices at the time. The higher average interest coupon on the ARM portfolio as of March 31, 2000 compared to the end of 1999 is reflective of Federal Reserve Board interest rate increases that have been occurring since June of 1999. The average interest rate on the ARM portion of the portfolio is expected to continue to rise during 2000 to the "fully indexed" rate.

At March 31, 2000, the current yield of the ARM assets portfolio was 6.58%, compared to 6.38% as of December 31, 1999, with an average term to the next repricing date of 354 days as of March 31, 2000, compared to 344 days as of December 31, 1999. The increase in the number of days until the next repricing of the ARMs is primarily due to the hybrid ARMs acquired by the Company during the first quarter of 2000, which, in general, do not reprice for five years from their origination date. As of March 31, 2000, hybrid ARMs comprised 23.3% of the total ARM portfolio, up from 21.6% as of the end of 1999. The Company finances its hybrid ARM portfolio with longer term borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The increase in the yield of 0.20% as of March 31, 2000, compared to December 31, 1999, is primarily due to the increased weighted average interest rate coupon discussed above, which increased by 0.18%. The yield also improved as a result of lower hedging cost, which decreased by 0.06%, as higher cost hedges matured and were replaced with lower cost hedges. The impact of non-interest earning principal payments receivables also decreased during the first quarter of 2000, increasing the portfolio yield by 0.02%, as the rate of ARM portfolio prepayments slowed to 15% from the 16% rate during the fourth quarter of 1999. These favorable factors that increased the ARM portfolio yield were partially offset by a higher level of net premium amortization, which had the effect of lowering the yield by 0.06%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of March 31, 2000. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure.

                       ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                                                Average                High              Low
                                            ----------------  -----------------------  -------
  Unpaid principal balance                         $270,871               $3,450,000     $169
  Coupon rate on loans                                 7.40%                    9.63%    5.00%
  Pass-through rate                                    7.03%                    9.23%    4.61%
  Pass-through margin                                  1.89%                    5.06%    0.48%
  Lifetime cap                                        12.96%                   16.75%    9.75%
  Original Term (months)                                342                      480       72
  Remaining Term (months)                               318                      359       55

  Geographic Distribution (Top 5 States):             Property type:
    California                   20.17%                  Single-family             64.50%
    Florida                      11.41                   DeMinimus PUD             20.40
    Georgia                       7.37                   Condominium                9.87
    New York                      6.98                   Other                      5.23
    New Jersey                    4.79

  Occupancy status:                                   Loan purpose:
    Owner occupied               84.56%                  Purchase                  58.01%
    Second home                  10.75                   Cash out refinance        24.47
    Investor                      4.69                   Rate & term refinance     17.52

  Documentation type:                                 Periodic Cap:
    Full/Alternative             93.33%                  None                      60.97%
    Other                         6.67                   2.00%                     37.44
                                                         1.00%                      0.47
  Average effective original                             0.50%                      1.11
  loan-to-value:                 67.94%

During the quarter ended March 31, 2000, the Company settled the purchase of $401.4 million of ARM assets, 98.4% of which were High Quality assets. Of the ARM assets acquired during the first three months of 2000, approximately 48% were indexed to U.S. Treasury bill rates, 36% were Hybrid ARMs and 16% were indexed to LIBOR. Additionally, as of March 31, 2000, the Company has commitments to purchase approximately $18.9 million of loans through its correspondent network. The Company did not sell any assets during the quarter ended March 31, 2000.

The Company's ARM asset purchases during the first quarter of 2000 included $129.2 million of ARM securities that were formed from whole loans that the Company securitized in the process of acquiring them. The Company combined the loans being purchased in the first quarter with $19.8 million of other loans acquired in previous periods to create total securities in the amount of $149.1 million. The Company structured the securitization as a senior subordinated structure, which, when rated by the Rating Agencies, resulted in approximately 99.5% of the securities receiving an investment grade rating and 97.6% receiving a high enough rating (AA or better) to qualify for the Company's High Quality asset portfolio.

For the quarter ended March 31, 2000, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 15% compared to 29% for the quarter ended March 31, 1999 and 16% for the quarter ended December 31, 1999. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale decreased by 0.31% from a negative adjustment of 2.40% of the portfolio as of December 31, 1999, to a negative adjustment of 2.71% as of March 31, 2000. This price decrease was primarily due to the effect of rising interest rates. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $83.4 million as of December 31, 1999, to $101.5 million as of March 31, 2000. The fair value of the Company's portfolio of ARM assets excludes an adjustment for fair value changes in Swap Agreements, since the Swap Agreements hedge liabilities, i.e. the financing of Hybrid ARMs. As of March 31, 2000, the unrecorded positive fair value adjustment for Swap Agreements was $16.1 million. As of March 31, 2000, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements in order to hedge exposure to changing interest rates. The majority of the Cap Agreements have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At March 31, 2000, the Cap Agreements owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $2.899 billion with an average final maturity of 2.4 years, compared to a remaining notional balance of $2.810 billion with an average final maturity of
2.2 years at December 31, 1999. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 12.50% and average approximately 10.02%. The Company has also entered into Cap Agreements with a notional balance of $126.7 as of March 31, 2000 in connection with hedging the fixed rate period of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements that generally corresponds to within one year of the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of March 31, 2000 would receive cash payments if the one-month LIBOR Index increases above certain specified levels, which range from 5.75% to 6.00% and average approximately 5.93% and have a remaining term of 3.2 years. The fair value of Cap Agreements also tends to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At March 31, 2000, the fair value of the Company's Cap Agreements was $6.9 million, $2.0 million more than the amortized cost of the Cap Agreements.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of March 31, 2000:

                   CAP AGREEMENTS STRATIFIED BY STRIKE PRICE
                       (Dollar  amounts  in  thousands)

Hedged         Weighted    Cap Agreement                   Weighted
ARM Assets     Average       Notional                       Average
Balance (1)    Life Cap      Balance      Strike Price  Remaining Term
------------  ----------  --------------  ------------  --------------
      26,936       8.01%         $26,000         7.10%       3.0 Years
     178,625        8.33         178,590         7.50        0.3
     511,511        9.69         511,503         8.00        2.1
      62,129       10.73          61,685         8.50        0.1
      37,784       10.94          37,059         9.00        1.7
      65,100       11.07          65,148         9.50        2.5
     392,291       11.39         391,487        10.00        2.4
     226,466       11.73         225,566        10.50        2.0
     457,677       12.34         458,178        11.00        3.4
     472,137       12.82         472,763        11.50        2.6
     385,901       13.61         385,850        12.00        3.3
      87,111       16.03          84,853        12.50        0.8
------------  ----------  --------------  ------------  --------------
   2,903,668       11.68%     $2,898,682        10.19%       2.4 Years
============  ==========  ==============  ============  ==============

-------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of March 31, 2000, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $650.3 million. As of March 31, 2000, these Swaps had a weighted average remaining term of 2.8 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 36 days to 229 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs to within a one year duration of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of March 31, 2000 was 3.5 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements.

During the first quarter of 2000, the Company terminated and replaced six Swaps and deferred the realized gain of $7.7 million. The replacement Swaps have the identical terms as the terminated Swaps other than the fixed rate to be paid by the Company. The amortization of the deferred gain as a yield adjustment to the new fixed rate reduces the rate on the replacement Swaps to approximately the same fixed rate as the terminated Swaps and, as an additional benefit, the Company was able to increase liquid assets by $7.7 million which was used to reduce the Company's borrowings.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000

For the quarter ended March 31, 2000, the Company's net income was $5,843,000, or $0.27 per share (Basic and Diluted EPS) compared to $2,929,000, or $0.14 per share (Basic and Diluted EPS) for the quarter ended March 31, 1999. There were 21,490,000 weighted average common shares outstanding during both periods. Net interest income for the quarter totaled $9,317,000, compared to $6,566,000 for the same period in 1999. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first three months of both 2000 and 1999, the Company did not record any gain or loss from the sale of ARM assets. Additionally, during the first quarter of 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $331,000 for estimated credit losses, compared to $686,000 during the first quarter of 1999. During the first quarter of 2000, the Company incurred operating expenses of $1,473,000, consisting of a base management fee of $1,024,000 and other operating expenses of $449,000. During the same period of 1999, the Company incurred operating expenses of $1,281,000, consisting of a base management fee of $1,018,000 and other operating expenses of $263,000. Total operating expenses increased as a percentage of average assets to 0.13% for the three months ended March 31, 2000, compared to 0.12% for the same period of 1999.

The Company's return on average common equity was 7.20% for the quarter ended March 31, 2000 compared to 3.60% for the quarter ended March 31, 1999 and compared to 6.29% for the prior quarter ended December 31, 1999. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's provision for credit losses declined and net interest income improved due to more efficient use of capital during the quarter ended March 31, 2000 compared to the fourth quarter of 1999 when the Company was preserving capital due to concerns related to Y2K and year-end financing of the ARM portfolio.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:


                                        COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                                 ROE in
                                                                                                                 Excess of
                       Net                 Gain (Loss)                                       Net      10-Year    10-Year
                     Interest    Provision   on ARM     G & A     Performance  Preferred   Income/    US Treas.  US Treas.
   For The           Income/    For Losses/  Sales/   Expense (2)/    Fee/     Dividend/    Equity     Average   Average
Quarter Ended        Equity       Equity     Equity      Equity      Equity     Equity      (ROE)       Yield     Yield
-----------------  -----------  -----------  -------  ------------  ---------  ---------  ----------  ---------  --------

Mar 31, 1998            14.13%       0.48%    1.89%         1.62%       0.94%      2.06%     10.91%      5.60%     5.31%
Jun 30, 1998             9.15%       0.53%    1.76%         1.58%         -        1.96%      6.83%      5.60%     1.23%
Sep 30, 1998             6.82%       0.66%    0.89%         1.54%         -        1.97%      3.54%      5.24%    -1.70%
Dec 31, 1998             7.27%       0.76%   -4.88%         1.57%         -        2.01%     -1.95%      4.66%    -6.61%
Mar 31, 1999             8.07%       0.84%      -           1.58%         -        2.05%      3.60%      4.98%    -1.38%
Jun 30, 1999            11.17%       0.85%    0.04%         1.70%         -        2.05%      6.60%      5.54%     1.06%
Sep 30, 1999            11.48%       0.94%    0.02%         1.76%         -        2.05%      6.75%      5.88%     0.87%
Dec 31, 1999            11.09%       0.89%      -           1.86%         -        2.05%      6.29%      6.14%     0.15%
Mar 31, 2000            11.49%       0.41%      -           1.82%         -        2.06%      7.20%      6.47%     0.73%

---------------
(1)  Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)  Excludes  performance  fees.

The increase in the Company's return on common equity in the first quarter of 2000, compared to the first quarter of 1999, is primarily due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities and a decrease in the Company's provision for losses. These positive impacts on the Company's return on equity were partially offset by an increase in other expenses.

The following table presents the components of the Company's net interest income for the quarters ended March 31, 2000 and 1999:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                   2000     1999
                                                 --------  -------
  Coupon interest income on ARM assets           $77,615   $69,991
  Amortization of net premium                     (4,683)   (9,768)
  Amortization of Cap Agreements                    (838)   (1,345)
  Amort. of deferred gain from hedging               304       325
  Cash and cash equivalents                          256       442
                                                 --------  --------
    Interest income                               72,654    59,645
                                                 --------  --------

  Reverse repurchase agreements                   48,883    35,366
  AAA notes payable                               14,660    16,351
  Other borrowings                                   285        39
  Interest rate swaps                               (491)    1,323
                                                 --------  --------
    Interest expense                              63,337    53,079
                                                 --------  --------

  Net interest income                             $9,317    $6,566
                                                 ========   =======

As presented in the table above, the Company's net interest income increased by $2.8 million in the first quarter of 2000 compared to the first three months of 1999. The most significant causes are: (1) the Company's average interest coupon on its ARM portfolio was 7.24% during the first three months of 2000 compared to 7.12% during the same period in 1999; and (2) the Company's ARM portfolio paid off at an annualized CPR of 15% during the first quarter of 2000 compared to 29% during the same quarter of 1999, decreasing the amortization of the net premium. These items were partially offset by a higher cost of funds on the Company's borrowings, which was 6.20% during the first quarter of 2000 compared to 5.56% during the first quarter of 1999.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended March 31, 2000 and 1999:

                           AVERAGE  BALANCE  AND  RATE  TABLE
                            (Dollar  amounts  in  thousands)

                                            For the Quarter Ended     For the Quarter Ended
                                               March  31,  2000         March  31,  1999
                                            -----------------------  ----------------------
                                              Average    Effective    Average    Effective
                                              Balance       Rate      Balance       Rate
                                            -----------  ----------  ----------  ----------
Interest Earning Assets:
    Adjustable-rate mortgage assets         $4,455,295        6.50%  $4,166,311       5.68%
    Cash and cash equivalents                   15,699        6.52       30,044       5.88
                                            -----------  ----------  ----------  ----------
                                             4,470,994        6.50    4,196,355       5.69
                                            -----------  ----------  ----------  ----------
  Interest Bearing Liabilities:
    Borrowings                               4,088,287        6.20    3,815,961       5.56
                                            -----------  ----------  ----------  ----------
  Net Interest Earning Assets and Spread    $  382,707        0.30%  $  380,394       0.13%
                                            ===========  ==========  ==========  ==========

  Yield on Net Interest Earning Assets (1)                    0.83%                   0.63%
                                                         ==========              ==========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets increasing to 6.50% during the first three months of 2000 from 5.69% during the same period of 1999 and the Company's cost of funds increasing to 6.20% from 5.56% during the same time periods, net interest income increased by $2,751,000. This increase in net interest income is primarily a rate variance and to a lesser extent a volume variance. There was a net favorable rate variance of $2,508,000, primarily due to a favorable rate variance of $8,548,000 on the Company's ARM assets portfolio and other interest-earning assets, which was partially offset by an unfavorable rate variance on borrowings that decreased net interest income by $6,039,000. The increased average size of the Company's portfolio during the first quarter of 2000 compared to the same period in 1999 increased net interest income in the amount of $243,000. The average balance of the Company's interest-earning assets was $4.471 billion during the first three months of 2000, compared to $4.196 billion during the first three months of 1999 -- an increase of 7%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:



                       COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                                (Dollar amounts in millions)

                                    ARM  Assets
                 Average   ----------------------------------    Yield  on                            Yield  on
                 Interest      Wgt. Avg.   Weighted               Interest                   Net     Net Interest
  As of the      Earning    Fully Indexed   Average    Yield       Earning      Cost of    Interest    Earning
Quarter Ended    Assets         Coupon      Coupon    Adj. (2)     Assets        Funds      Spread      Assets
-------------  ----------  --------------  ---------  --------  -------------  ----------  ----------  -------

Mar 31, 1998     $4,859.7           7.47%      7.47%     1.23%         6.24%    5.74%       0.50%        0.92%
Jun 30, 1998     $4,918.3           7.51%      7.44%     1.50%         5.94%    5.81%       0.13%        0.56%
Sep 30, 1998     $4,963.7           6.97%      7.40%     1.52%         5.88%    5.78%       0.09%        0.46%
Dec 31, 1998     $4,526.2           6.79%      7.28%     1.42%         5.86%    5.94% (3)  -0.08% (3)    0.61%
Mar 31, 1999     $4,196.4           6.85%      7.03%     1.31%         5.71%    5.36%       0.35%        0.63%
Jun 30, 1999     $4,405.3           7.10%      6.85%     1.11%         5.74%    5.40%       0.34%        0.82%
Sep 30, 1999     $4,552.1           7.20%      6.85%     0.76%         6.09%    5.74%       0.35%        0.82%
Dec 31, 1999     $4,449.0           7.51%      7.08%     0.70%         6.38%    6.47% (3)  -0.09% (3)    0.81%
Mar 31, 2000     $4,471.0           7.77%      7.26%     0.68%         6.58%    6.32%       0.26%        0.83%

-------------
(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
(2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above.
(3) The year-end cost of funds and net interest spread are commonly effected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.


                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                              Impact of                 Amort. of
                 Premium/     Principal                Deferred Gain    Total
  As of the      Discount      Payments      Hedging   from Hedging     Yield
Quarter Ended     Amort.      Receivable    Activity     Activity     Adjustment
-------------  ----------  --------------  ---------  -------------  -----------
Mar 31, 1998        0.98%       0.16%         0.13%         (0.04)%      1.23%
Jun 30, 1998        1.24%       0.17%         0.13%         (0.04)%      1.50%
Sep 30, 1998        1.25%       0.18%         0.13%         (0.04)%      1.52%
Dec 31, 1998        1.18%       0.14%         0.14%         (0.04)%      1.42%
Mar 31, 1999        1.09%       0.10%         0.15%         (0.03)%      1.31%
Jun 30, 1999        0.87%       0.13%         0.13%         (0.02)%      1.11%
Sep 30, 1999        0.51%       0.13%         0.13%         (0.01)%      0.76%
Dec 31, 1999        0.51%       0.09%         0.11%         (0.01)%      0.70%
Mar 31, 2000        0.57%       0.07%         0.07%         (0.03)%      0.68%

As of March 31, 2000, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.58%, compared to 6.38% as of December 31, 1999-- an increase of 0.20%. The Company's cost of funds as of March 31, 2000, was 6.32%, compared to 6.47% as of December 31, 1999 -- a decrease of 0.15%. As a result of these changes, the Company's net interest spread as of March 31, 2000 was 0.26%, compared to negative 0.09% as of December 31, 1999. The improvement in the net interest spread is largely attributable to the increase in the average interest rate coupon on the ARM portfolio and lower hedging cost discussed earlier and the lower cost of funds on borrowings. The cost of funds on borrowings declined principally as a result of getting beyond the impact of Y2K concerns and year-end financing concerns which typically increase the Company's cost of funds temporarily during the fourth quarter of each year.

Until the last couple of quarters, the Company's spreads and net interest income had been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship had negatively impacted the Company because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During much of this period of time, U.S. Treasury rates decreased significantly whereas LIBOR had not decreased to the same degree. As a result, the Company had been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Over recent months, the relationship between U.S. Treasury rates and LIBOR has improved, although the Company does not know if this improvement will continue or revert back to the relationship that existed during 1998 and much of 1999. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 31.7% at March 31, 2000 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                           Average Spread
                                                           Between 1 Year
                                                           U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Indexed
                        U.S. Treasury     Month LIBOR       Month LIBOR       to 1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During    Treasury Rates at
December 31,               Period            Period            Period         End of Period
---------------------  ---------------  ----------------  ----------------  ------------------

1993                             3.43%             3.25%             0.18%               20.9%
1994                             5.32%             4.61%             0.71%               15.5%
1995                             5.94%             6.01%            -0.07%               19.3%
1996                             5.52%             5.48%             0.04%               45.4%
1997                             5.63%             5.69%            -0.06%               49.0%
1998                             5.05%             5.57%            -0.52%               34.7%
1999                             5.08%             5.33%            -0.25%               31.4%

For the Quarter Ended
---------------------
Mar 31, 1998                     5.32%             5.66%            -0.34%               44.3%
Jun 30, 1998                     5.41%             5.68%            -0.27%               38.8%
Sep 30, 1998                     5.10%             5.62%            -0.52%               37.5%
Dec 31, 1998                     4.39%             5.32%            -0.93%               34.7%
Mar 31, 1999                     4.67%             4.98%            -0.31%               34.8%
Jun 30, 1999                     4.88%             5.02%            -0.14%               32.5%
Sep 30, 1999                     5.16%             5.36%            -0.20%               30.5%
Dec 31, 1999                     5.62%             5.96%            -0.34%               31.4%
Mar 31, 2000                     6.19%             6.02%             0.17%               31.7%

The Company's provision for estimated credit losses decreased in the first quarter of 2000 because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its estimate of credit losses for these two securities. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third party credit enhancement agreements. As of March 31, 2000, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 26.8% of the Company's portfolio of ARM assets or $1.183 billion. To date, the Company has not experienced any actual losses in its whole loan portfolio, although losses are expected and are being estimated as the portfolio ages.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                            Quarters Ending March 31,
                                          ----------------------------
                                                 2000      1999
                                               --------  --------
Net income                                      $7,513    $4,599
 Additions:
 Provision for credit losses                       331       686
 Net compensation related items                     86        85
   Deductions:
        Dividend on Series A Preferred Shares   (1,670)   (1,670)
       Actual credit losses on ARM securities     (126)     (175)
                                               --------  --------
Taxable net income                              $6,134    $3,525
                                               --------  --------

                                               --------  --------
Taxable income per share                         $0.29     $0.16
                                               ========  ========

For the quarter ended March 31, 2000, the Company's ratio of operating expenses to average assets was 0.13% compared to 0.12% for the same period in 1999 and 0.13% for the prior quarter ended December 31, 1999. The Company's other expenses increased by approximately $186,000 for the quarter ended March 31, 2000 compared to the same three-month period in 1999. The other expenses increased primarily due to increased usage of legal services in connection with the Company's financing and securitization of loans, increased usage of investor and public relations services in order to increase the visibility and awareness of the Company to potential new investors and due to other general corporate matters. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. The Company has not paid the Manager a performance fee since the first quarter of 1998. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                        ANNUALIZED OPERATING EXPENSE RATIOS

                   Management Fee &                          Total
   For The          Other Expenses/   Performance Fee/  G & A Expense/
Quarter Ended       Average Assets    Average Assets    Average Assets
-----------------  ----------------  -----------------  --------------
Mar 31, 1998              0.10%             0.06%              0.16%
Jun 30, 1998              0.10%                -               0.10%
Sep 30, 1998              0.10%                -               0.10%
Dec 31, 1998              0.11%                -               0.11%
Mar 31, 1999              0.12%                -               0.12%
Jun 30, 1999              0.12%                -               0.12%
Sep 30, 1999              0.13%                -               0.13%
Dec 31, 1999              0.13%                -               0.13%
Mar 31, 2000              0.13%                -               0.13%

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended March 31, 2000 consisted of reverse repurchase agreements, which totaled $3.304 billion, and callable AAA notes, which had a balance of $841.5 million. The Company's other significant source of funds for the quarter ended March 31, 2000 consisted of payments of principal and interest from its ARM assets in the amount of $271.2 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at March 31, 2000, had a weighted average effective cost of 6.32%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.5 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of March 31, 2000, $1.613 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to fourteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on March 31, 2000, had borrowed funds with 13 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 4.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. During the first quarter of 2000, the Company increased its level of liquidity and the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of March 31, 2000, the Company had $841.5 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of March 31, 2000, the Company had entered into four whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. A third facility has an uncommitted amount of borrowing capacity of $150 million and matures in April 2000. The fourth facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of March 31, 2000, the Company had $8.5 million borrowed against these whole loan financing facilities at an effective cost of 6.72%.

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company for $15 million, subject to certain adjustments, in a cash transaction. The Company expects to complete this acquisition by the third quarter of 2000, depending upon the timing of receiving regulatory approval. The Company expects to generate sufficient working capital in advance of the purchase acquisition date in order to complete the acquisition with cash-on-hand.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of March 31, 2000, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first three months of 2000. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first quarter of 2000, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rates can also affect the Company's net return on its Hybrid ARMs (net of the cost of financing Hybrid ARMs). The Company has estimated the duration of the fixed rate period of its Hybrid ARM and operates under a policy to hedge a minimum of the duration of the fixed rate period less one year. The financing of the unhedged fixed rate remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if the cost of funds on borrowings is higher at the expiration of the hedged period, the Company's net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably and conversely, if the cost of funds on borrowings is lower, the net interest spread will be affected favorably.

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

OTHER  MATTERS

As of March 31, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.1% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.0% of its 2000 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings
            At March 31, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.  Changes  in  Securities
            Not  applicable

Item  3.  Defaults  Upon  Senior  Securities
            Not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
            Not  applicable

Item  5.  Other  Information

          On April 27, 2000, the shareholders of the Registrant approved an amendment to the Registrant's Articles of Incorporation to change the name of the Registrant to Thornburg Mortgage, Inc.

Item  6.  Exhibits  and  Reports  on  Form  8-K:

          (a)  Exhibits
                 See  "Exhibit  Index"

          (b)  Reports  on  Form  8-K
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                      THORNBURG  MORTGAGE,  INC.



Dated:   May 5, 2000                  By:  /s/  Larry  A.  Goldstone
                                           -------------------------------------
                                           Larry  A.  Goldstone
                                           President and Chief Operating Officer
                                           (authorized  officer  of  registrant)




Dated:   May 5, 2000                  By:  /s/  Richard  P.  Story
                                           -------------------------------------
                                           Richard  P.  Story,
                                           Chief Financial Officer and Treasurer
                                           (principal  accounting  officer)

                                  Exhibit Index



                                                                  Sequentially
                                                                    Numbered
Exhibit  Number               Exhibit  Description                    Page
---------------               --------------------                ------------

3.1.3     Amendment to Articles of Incorporation dated April 27, 2000       36

3.3       Audit  Committee  Charter,  adopted  April  17,  2000             37

27        Financial  Data  Schedule                                         40