Form 10-Q
period 2000-06-30
THORNBURG MORTGAGE ASSET CORP
filed 2000-07-31
CIK 892535

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
 ---      EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE  30,  2000

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

Common  Stock  ($.01  par  value)     21,489,663  as  of  July  31,  2000

--------------------------------------------------------------------------------
================================================================================

                                  THORNBURG MORTGAGE, INC.
                                         FORM 10-Q


                                           INDEX

                                                                                        Page
                                                                                        ----
PART  I.       FINANCIAL  INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets at June 30, 2000 and December 31, 1999         3

               Consolidated Statements of Operations for the three and six months ended
                June 30, 2000 and June 30, 1999                                           4

               Consolidated Statement of Shareholders' Equity for the six months
                ended June 30, 2000 and June 30, 1999                                     5

               Consolidated Statements of Cash Flows for the three and six months ended
                June 30, 2000 and June 30, 1999                                           6

               Notes to Consolidated Financial Statements                                 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             18



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                         37

Item 2.        Changes in Securities                                                     37

Item 3.        Defaults Upon Senior Securities                                           37

Item 4.        Submission of Matters to a Vote of Security Holders                       37

Item 5.        Other Information                                                         37

Item 6.        Exhibits and Reports on Form 8-K                                          37


SIGNATURES                                                                               38

EXHIBIT INDEX                                                                            39

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES


CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)
                                                                   June 30, 2000   December 31, 1999
                                                                    (Unaudited)
                                                                    ------------  -------------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 4)
          ARM securities                                            $ 3,292,151   $        3,391,467
          Collateral for collateralized notes                           700,449              903,529
          ARM loans held for securitization                              29,744               31,102
                                                                    ------------  -------------------
                                                                      4,022,344            4,326,098
                                                                    ------------  -------------------

     Cash and cash equivalents                                           34,381               10,234
     Accrued interest receivable                                         31,499               31,928
     Prepaid expenses and other                                           2,026                7,705
                                                                    ------------  -------------------
                                                                    $ 4,090,250   $        4,375,965
                                                                    ============  ===================
LIABILITIES

     Reverse repurchase agreements (Note 4)                         $ 3,077,228   $        3,022,511
     Collateralized notes payable (Note 4)                              686,242              886,722
     Other borrowings (Note 4)                                           18,408               21,289
     Payable for assets purchased                                             -              110,415
     Accrued interest payable                                            15,087               18,864
     Dividends payable (Note 6)                                           1,670                1,670
     Accrued expenses and other                                           3,047                3,607
                                                                    ------------  -------------------
                                                                      3,801,682            4,065,078
                                                                    ------------  -------------------
COMMITMENTS (Note 2)

SHAREHOLDERS' EQUITY (Note 6)

     Preferred stock:  par value $.01 per share; 2,760 shares
          authorized; 9.68% Cumulative Convertible Series A,
         2,760 and 2,760 issued and outstanding, respectively;
         aggregate preference in liquidation $69,000                     65,805               65,805
     Common stock:  par value $.01 per share; 47,240 shares
          authorized , 21,990 and 21,990 shares issued and 21,490
          and 21,490 outstanding, respectively                              220                  220
     Additional paid-in-capital                                         342,161              342,026
     Accumulated other comprehensive income (loss)                     (106,197)             (82,489)
     Notes receivable from stock sales                                   (4,632)              (4,632)
     Retained earnings (deficit)                                         (4,123)              (5,377)
     Treasury stock:  at cost, 500 and 500 shares, respectively          (4,666)              (4,666)
                                                                    ------------  -------------------
                                                                        288,568              310,887
                                                                    ------------  -------------------
                                                                    $ 4,090,250   $        4,375,965
                                                                    ============  ===================

See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                2000       1999        2000        1999
                                              ---------  ---------  ----------  ----------
Interest income from ARM assets and cash      $ 73,152   $ 63,087   $ 145,791   $ 122,732
Interest expense on borrowed funds             (64,400)   (54,015)   (127,722)   (107,094)
                                              ---------  ---------  ----------  ----------
     Net interest income                         8,752      9,072      18,069      15,638
                                              ---------  ---------  ----------  ----------

Gain on sale of ARM assets                          49         35          49          35
Provision for credit losses                       (381)      (689)       (713)     (1,375)
Management fee (Note 8)                         (1,033)    (1,020)     (2,057)     (2,038)
Performance fee (Note 8)                             -          -           -           -
Other operating expenses                          (420)      (364)       (868)       (627)
                                              ---------  ---------  ----------  ----------
     NET INCOME                               $  6,967   $  7,034   $  14,480   $  11,633
                                              =========  =========  ==========  ==========

Net income                                    $  6,967   $  7,034   $  14,480   $  11,633
Dividend on preferred stock                     (1,670)    (1,670)     (3,340)     (3,340)
                                              ---------  ---------  ----------  ----------

Net income available to common shareholders   $  5,297   $  5,364   $  11,140   $   8,293
                                              =========  =========  ==========  ==========
Basic earnings per share                      $   0.25   $   0.25   $    0.52   $    0.39
                                              =========  =========  ==========  ==========
Diluted earnings per share                    $   0.25   $   0.25   $    0.52   $    0.39
                                              =========  =========  ==========  ==========
Average number of common shares outstanding     21,490     21,490      21,490      21,490
                                              =========  =========  ==========  ==========

See  Notes  to  Consolidated  Financial  Statements.



THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)

Six  Months  Ended  June  30,  2000  and  1999
(In  thousands,  except  share  data)

                                                                    Accum.     Notes
                                                                    Other      Receiv-                         Compre-
                                                       Additional   Compre-  able From  Retained               hensive
                                    Preferred  Common   Paid-in     hensive    Stock    Earnings/   Treasury   Income/
                                      Stock     Stock   Capital     Income     Sales    (Deficit)    Stock     (Loss)     Total
                                     --------  -------  --------  ----------  --------  ----------  --------  ---------  --------
Balance, December 31, 1998           $65,805   $   220  $341,756  $ (82,148)  $(4,632)  $  (4,512)  $(4,666)             $311,823
Comprehensive income:
 Net income                                                                                11,633              $11,633     11,633
 Other comprehensive income:
    Available-for-sale assets:
        Fair value adjustment, net
         of amortization                   -         -         -     19,131         -           -         -     19,131     19,131
     Deferred gain on sale of
        hedges, net of amortization        -         -         -       (425)        -           -         -       (425)      (425)
                                                                                                              ---------
 Other comprehensive income                                                                                    $30,339
                                                                                                              =========
Interest from notes receivable
    from stock sales                                         134                                                              134
Dividends declared on preferred
   stock - $1.21 per share                 -         -         -          -         -      (3,340)        -                (3,340)
Dividends declared on common
   stock - $0.46 per share                 -         -         -          -         -      (9,886)        -                (9,886)
                                     --------  -------  --------  ----------  --------  ----------  --------             --------
Balance, June 30, 1999               $65,805   $   220  $341,890  $ (63,442)  $(4,632)  $  (6,105)  $(4,666)             $329,070
                                     ========  =======  ========  ==========  ========  ==========  ========             =========

Balance, December 31, 1999           $65,805   $   220  $342,026  $ (82,489)  $(4,632)  $  (5,377)  $(4,666)             $310,887
Comprehensive income:
 Net income                                                                                14,480               $14,480    14,480
 Other comprehensive income:
    Available-for-sale assets:
       Fair value adjustment, net
       of amortization                     -         -         -    (23,254)        -           -         -    (23,254)   (23,254)
   Deferred gain on sale of
       hedges, net of amortization         -         -         -       (454)        -           -         -       (454)      (454)
                                                                                                              ---------
 Other comprehensive income                                                                                    $(9,228)
                                                                                                              =========
Interest from notes receivable
   from stock sales                                          135                                                              135
Dividends declared on preferred
   stock - $1.21 per share                 -         -         -          -         -      (3,340)        -                (3,340)
Dividends declared on common
   stock - $0.46 per share                 -         -         -          -         -      (9,886)        -                (9,886)
                                     --------  -------  --------  ----------  --------  ----------  --------             --------
Balance, June 30, 2000               $65,805   $   220  $342,161  $(106,197)  $(4,632)  $  (4,123)  $(4,666)             $288,568
                                     ========  =======  ========  ==========  ========  ==========  ========             =========

See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
(In  thousands)
                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                                 2000        1999        2000        1999
                                                              ----------  ----------  ----------  ----------
Operating Activities:
  Net Income                                                  $   6,967   $   7,034   $  14,480   $  11,633
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                 3,998       8,976       9,215      19,772
     Net (gain) loss from investing activities                      332         654         663       1,340
     Change in assets and liabilities:
       Accrued interest receivable                                2,560      (2,982)        429       5,089
       Prepaid expenses and other                                  (391)     (2,081)      5,679      (5,601)
       Accrued interest payable                                     585       5,248      (3,777)    (14,898)
       Accrued expenses and other                                  (235)        805        (560)        336
                                                              ----------  ----------  ----------  ----------
         Net cash provided by operating activities               13,816      17,654      26,129      17,671
                                                              ----------  ----------  ----------  ----------

Investing Activities:
  Available-for-sale ARM securities:
     Purchases                                                  (26,090)   (839,360)   (424,807)   (939,067)
     Proceeds on sales                                           89,443       6,574      89,443       6,574
     Proceeds from calls                                              -       4,126           -       4,126
     Principal payments                                         163,139     241,161     312,722     579,621
Collateral for collateralized notes payable:
     Principal payments                                         155,757      62,515     201,398     135,773
  ARM loans:
     Purchases                                                  (17,267)          -     (19,996)          -
     Principal payments                                             903       1,476       1,532       6,568
  Purchase of interest rate cap agreements                          (91)       (441)       (539)     (1,910)
                                                              ----------  ----------  ----------  ----------
         Net cash provided by (used in) investing activities    365,794    (523,949)    159,753    (208,315)
                                                              ----------  ----------  ----------  ----------

Financing Activities:
  Net borrowings from (repayments of) reverse
  repurchase agreements                                        (226,581)    568,427      54,717     345,069
  Repayments of collateralized notes                           (155,277)    (62,581)   (200,480)   (137,333)
  Net borrowing from (repayments of) other borrowings             9,886        (602)     (2,881)       (685)
  Dividends paid                                                 (6,613)     (6,613)    (13,226)    (13,226)
  Interest from notes receivable from stock sales                    68          68         135         134
                                                              ----------  ----------  ----------  ----------
         Net cash provided by (used in) financing activities   (378,517)    498,699    (161,735)    193,959
                                                              ----------  ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents              1,093      (7,596)     24,147       3,315

Cash and cash equivalents at beginning of period                 33,288      47,342      10,234      36,431
                                                              ----------  ----------  ----------  ----------
Cash and cash equivalents at end of period                    $  34,381   $  39,746   $  34,381   $  39,746
                                                              ==========  ==========  ==========  ==========

Supplemental disclosure of cash flow information and non-cash activities are included in Note 4.

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and six-months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II. The Company formed these entities in connection with its securitization and whole loan financing transactions discussed in Note 4. All material intercompany accounts and transactions are eliminated in consolidation.

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

          The Company also makes a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the reserve for possible loan losses. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve. Additionally, once a loan is 90 days or more delinquent, the Company adjusts the value of the accrued interest receivable to what it believes to be collectible and generally stops accruing interest on the loan.

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

     DERIVATIVE FINANCIAL INSTRUMENTS

          INTEREST RATE CAP AGREEMENTS

          The Company purchases interest rate cap agreements (the "Cap Agreements") to manage interest rate risk. To date, most of the Cap Agreements purchased limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. In similar fashion, the Company has purchased Cap Agreements to limit the financing rate of the Hybrid ARMs during their fixed rate term, generally for three to ten years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

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

          INTEREST RATE OPTIONS CONTRACTS

          The Company  purchases  interest rate futures  contracts (the "Options
          Contracts")  to manage  interest  rate risk in the same  manner as Cap
          Agreements. To date, the Options Contracts purchased limit the Company's risk associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Options Contracts reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise.

          All Options Contracts are classified as a hedge against available-for-sale assets or ARM loans and are carried at their fair value with unrealized gains and losses reported as a separate component of equity. The carrying value of the Options Contracts is included in ARM securities on the balance sheet. The Company purchases Options Contracts by incurring a one-time fee or premium. The amortization of the premium paid for the Options Contracts is included in interest income as a contra item (i.e., expense) and, as such, reduces interest income over the lives of the Options Contracts.

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

          Following is information about the computation of the earnings per share data for the three and six month periods ended June 30, 2000 and 1999 (amounts in thousands except per share data):

                                                       Earnings
                                   Income    Shares    Per Share
                                  --------  ---------  ----------

Three Months Ended June 30, 2000
--------------------------------
Net income                        $ 6,967

Less preferred stock dividends     (1,670)
                                  --------

Basic EPS, income available to
 common shareholders                5,297      21,490  $     0.25
                                                       ==========

Effect of dilutive securities:

 Stock options                          -           -
                                  --------  ---------
Diluted EPS                       $ 5,297      21,490  $     0.25
                                  ========  =========  ==========

Three Months Ended June 30, 1999
--------------------------------
Net income                        $ 7,034

Less preferred stock dividends     (1,670)
                                  --------

Basic EPS, income available to
 common stockholders                5,364      21,490  $     0.25
                                                       ==========

Effect of dilutive securities:

 Stock options                          -           7
                                  --------  ---------
Diluted EPS                       $ 5,364      21,497  $     0.25
                                  ========  =========  ==========


                                                       Earnings
                                   Income    Shares    Per Share
                                  --------  ---------  ----------
Six Months Ended June 30, 2000
--------------------------------
Net income                        $14,480

Less preferred stock dividends     (3,340)
                                  --------
Basic EPS, income available to
 common shareholders               11,140      21,490  $     0.52
                                                       ==========

Effect of dilutive securities:

 Stock options                          -           -
                                  --------  ---------
Diluted EPS                       $11,140      21,490  $     0.52
                                  ========  =========  ==========

Six Months Ended June 30, 1999
--------------------------------
Net income                        $11,633

Less preferred stock dividends     (3,340)
                                  --------
Basic EPS, income available to
 common stockholders                8,293      21,490  $     0.39
                                                       ==========
Effect of dilutive securities:

 Stock options                          -           2
                                  --------  ---------
Diluted EPS                       $ 8,293      21,492  $     0.39
                                  ========  =========  ==========

          The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 200,022 and 141,779 shares of common stock at average prices of $7.375 and $9.0625 per share during the six months ended June 30, 2000 and 1999, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

          The following tables present the Company's ARM assets as of June 30, 2000 and December 31, 1999. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

June  30,  2000
                                  Available-
                                   for-Sale      Collateral for
                                ARM Securities    Notes Payable    ARM Loans       Total
                               ----------------  ---------------  -----------  -------------
Principal balance outstanding  $     3,319,112   $      689,872   $   29,878   $  4,038,862
Net unamortized premium                 64,837           12,987          (18)        77,806
Deferred gain from hedging                (175)               -            -           (175)
Allowance for losses                    (2,217)          (2,670)        (116)        (5,003)
Cap Agreements/Options
  Contracts                              4,050              260            -          4,310
Principal payment receivable            13,152                -            -         13,152
                               ----------------  ---------------  -----------  -------------
  Amortized cost, net                3,398,759          700,449       29,744      4,128,952
                               ----------------  ---------------  -----------  -------------
Gross unrealized gains                   2,720               26           10          2,756
Gross unrealized losses               (109,328)         (12,688)        (194)      (122,210)
                               ----------------  ---------------  -----------  -------------
  Fair value                   $     3,292,151   $      687,787   $   29,560   $  4,009,498
                               ================  ===============  ===========  =============
  Carrying value               $     3,292,151   $      700,449   $   29,744   $  4,022,344
                               ================  ===============  ===========  =============

December 31, 1999:
                                  Available-
                                 for-Sale        Collateral for
                                ARM Securities    Notes Payable    ARM Loans        Total
                               ----------------  ---------------  -----------  -------------
Principal balance outstanding  $     3,388,160   $      890,701   $   31,649   $  4,310,510
Net unamortized premium                 70,409           14,045         (445)        84,009
Deferred gain from hedging                (351)               -            -           (351)
Allowance for losses                    (1,930)          (2,106)        (102)        (4,138)
Cap Agreements                           4,923              320            -          5,243
Principal payment receivable            13,610              569            -         14,179
                               ----------------  ---------------  -----------  -------------
  Amortized cost, net                3,474,821          903,529       31,102      4,409,452
                               ----------------  ---------------  -----------  -------------
Gross unrealized gains                   5,462               29           65          5,556
Gross unrealized losses                (88,816)         (13,165)        (170)      (102,151)
                               ----------------  ---------------  -----------  -------------
  Fair value                   $     3,391,467   $      890,393   $   30,997   $  4,312,857
                               ================  ===============  ===========  =============
  Carrying value               $     3,391,467   $      903,529   $   31,102   $  4,326,098
                               ================  ===============  ===========  =============

          During the quarter ended June 30, 2000, the Company re-securitized Other Investment ARM securities with a par value of $94.0 million and a carrying value of 89.4 million, into a new series of securities, $56.1 million of which was rated AAA, an interest only strip with a notional balance of $45 million rated AAA, $11.7 million rated AA and the remaining $26.2 million rated below AA. As a part of the re-securitization transaction, the Company sold the AAA and AA rated ARM securities for a $49,000 gain and retained the AAA rated interest only strip and the other securities rated below AA. During the quarter ended June 30, 1999, the Company realized $35,000 in gains on the sale of $6.5 million of ARM securities. All of the ARM securities sold were classified as available-for-sale.

          During the first six months of 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $135,000 and recorded a $578,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

          The following tables summarize ARM loan delinquency information as of June 30, 2000 and December 31, 1999 (dollar amounts in thousands):

June  30,  2000
---------------
                                                  Percent of  Percent of
                             Loan        Loan         ARM      Total
Delinquency Status           Count      Balance    Loans (1)  Assets
------------------------  ----------  -----------  ---------  -------
60 to 89 days                      5  $     1,238      0.11%    0.03%
90 days or more                    2        3,610      0.31     0.09
In foreclosure                     5        1,050      0.09     0.02
                          ----------  -----------  ---------  -------
                                  12  $     5,898      0.51%    0.14%
                          ==========  ===========  =========  =======

December 31, 1999
------------------------

                                                 Percent of  Percent of
                            Loan       Loan           ARM      Total
Delinquency Status          Count     Balance      Loans (1)  Assets
------------------------  ----------  -----------  ---------  -------
60 to 89 days                      1  $       110     0.01 %   0.00 %
90 days or more                    -            -         -        -
In foreclosure                    10        5,450     0.49     0.12
                          ----------  -----------  ---------  -------
                                  11  $     5,560     0.50 %   0.12 %
                          ==========  ===========  =========  =======

          (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.148 billion and $1.108 billion at June 30, 2000 and December 31, 1999, respectively.

          The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended June 30, 2000 and 1999 (dollar amounts in thousands):

                                           2000    1999
                                         ------  ------
                   Beginning balance     $2,208  $  804
                   Provision for losses     578     764
                   Charge-offs, net           -       -
                                         ------  ------
                   Ending balance        $2,786  $1,568
                                         ======  ======

          As of June 30, 2000, the Company had commitments to purchase $11.7 million of ARM loans through its correspondent loan network.

          As of June 30, 2000, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the aggregate amount of $0.6 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that the above allowance is more than adequate to cover estimated losses from this property.

          The average effective yield on the ARM assets owned was 6.92% as of June 30, 2000 and 6.38% as of December 31, 1999. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

          During the quarter ended June 30, 2000, the Company began to purchase Interest Rate Options Contracts as an alternative method of hedging the lifetime interest rate cap of ARM assets. Since these Options Contracts are purchased in connection with the Company's policy to hedge the lifetime cap of ARM assets along with the Company's Cap Agreements, they are included in the discussion about Cap Agreements below.

          As of June 30, 2000 and December 31, 1999, the Company had purchased Cap Agreements and Options Contracts with a remaining notional amount of $2.752 billion and $2.945 billion, respectively. The notional amount of the Cap

          Agreements and Options Contracts purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements and Options Contracts, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.86%. Of the Cap Agreements and Options Contracts owned by the Company as of June 30, 2000, $118.6 million are hedging the cost of financing Hybrid ARMs and $2.633 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.59%. The Cap Agreements and Options Contracts had an average maturity of 2.5 years as of March 31, 2000. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.407 billion over the period of the agreements, which expire between 2000 and 2004. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.

NOTE  3.  AGREEMENT  TO  PURCHASE  FASLA  HOLDING  COMPANY

          On December 23, 1999, the Company and Thornburg Mortgage Advisory Corporation (the "Manager") entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, approximately $138 million in assets for $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval, which is expected to be received by the end of 2000. Due to ownership restrictions in the current IRS tax code applicable to REITs, the purchase has been structured such that the Company will pay 95% of the purchase price for preferred stock of FASLA Holding Company which will represent 95% of the economic interests in FASLA Holding Company and the Manager will pay 5% of the purchase price for common shares of FASLA Holding Company which will be voting shares that will represent 5% of the economic value of FASLA Holding Company. In this structure, FASLA Holding Company would be an unconsolidated taxable subsidiary of the Company. During 1999, legislation was enacted by the U.S. Congress, effective January 1, 2001, that will permit REITs to have 100% ownership in qualified taxable subsidiaries, subject to certain limitations, that would permit the Company and the Manager to alter this structure such that FASLA Holding Company may become a wholly-owned taxable subsidiary of the Company, consolidated for financial reporting purposes.

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

          As of June 30, 2000, the Company had outstanding $3.077 billion of reverse repurchase agreements with a weighted average borrowing rate of 6.78% and a weighted average remaining maturity of 4.5 months. As of June 30, 2000, $2.133 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to twelve months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at June 30, 2000 were collateralized by ARM assets with a carrying value of $3.273 billion, including accrued interest.

          At June 30, 2000, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):


                   Within 30 days      $1,138,271
                   31 to 89 days          641,694
                   90 days or greater   1,297,263
                                       ----------
                                       $3,077,228
                                       ==========

          As of June 30, 2000, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of June 30, 2000, the Company had $18.4 million borrowed against these whole loan financing facilities at an effective cost of 6.63%. The amount borrowed on the whole loan financing agreements at June 30, 2000 was collateralized by ARM loans with a carrying value of $19.1 million, including accrued interest.

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

          On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM
          securities.  As  part  of  this  transaction,   the  Company  retained
          ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of June 30, 2000, the Notes had a net balance of $686.2 million, an effective interest cost of 7.49%, which changes each month at a spread to one-month LIBOR. As of June 30, 2000, these Notes were collateralized by ARM loans with a principal balance of $722.1 million. The ARM security that previously collateralized these Notes paid off during the quarter ended June 30, 2000. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

          As of June 30, 2000, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $610.6 million. As of June 30, 2000, these Swaps had a weighted average remaining term of 2.6 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 31 days to 213 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. Due to the favorable market value of the Swaps at June 30, 2000, they were not collateralized by any ARM assets.

          The total cash paid for interest was $62.8 million and $48.2 million during the quarters ended June 30, 2000 and 1999, respectively.

NOTE  5.  FAIR  VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2000 and December 31, 1999. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                    June 30, 2000          December 31, 1999
                                -----------------------  -----------------------
                                 Carrying      Fair       Carrying      Fair
                                  Amount       Value       Amount       Value
                                ----------  -----------  ----------  -----------
Assets:
 ARM assets                     $4,016,734  $4,003,888   $4,318,301  $4,305,060
Cap Agreements/Options
 Contracts                           5,610       5,610        7,797       7,797

Liabilities:
 Collateralized notes payable      686,242     687,054      886,722     889,305
 Other borrowings                   18,408      18,408       21,289      21,289
 Swap agreements                     8,544      (5,958)         749     (11,527)

          The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

          The fair values of the Company's ARM securities, Cap Agreements and Options Contracts are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values for ARM loans is estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the long-term debt and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

NOTE  6.  COMMON  AND  PREFERRED  STOCK

          On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the quarter or six-month period ended June 30, 2000. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

          On April 17, 2000, the Company declared the first quarter 2000 dividend of $0.23 per common share, which was paid on May 17, 2000 to common shareholders of record as of May 4, 2000.

          On July 18, 2000, the Company declared the second quarter 2000 dividend of $0.23 per common share, which will be paid on August 17, 2000 to common shareholders of record as of August 4, 2000.

          On June 15, 2000, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on July 10, 2000 to preferred shareholders of record as of June 30, 2000.

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

          During the quarter ended June 30, 2000, there were 200,022 options to buy common shares and 210,000 DERs granted. As of June 30, 2000, the Company had 999,495 options outstanding at exercise prices of $7.375 to $22.625 per share, 676,828 of which were exercisable. The weighted average exercise price of the options outstanding was $13.80 per share. As of the June 30, 2000, there were 377,675 DERs outstanding, of which 349,514 were vested, and 24,734 PSRs outstanding. In addition, the Company recorded an expense associated with the DERs and the PSRs of $28,000 and $46,000 for the three and six month periods ended June 30, 2000, respectively and for the same amounts for the three and six month periods ended June 30, 1999, respectively.

          Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes have remaining maturity terms ranging from 6.5 year to 6.75 years and accrue interest at rates that range from 5.47% to 6.00% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of June 30, 2000, there were $4.6 million of notes receivable from stock sales outstanding.

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

          For the quarters ended June 30, 2000 and 1999, the Company paid the Manager $1,033,000 and $1,020,000, respectively, in base management fees in accordance with the terms of the Agreement. For the six month periods ended June 30, 2000 and 1999, the Company paid the Manager base management fees of $2,057,000 and $2,038,000, respectively.

          The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters and six-month periods ended June 30, 2000 and 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%.

          Beginning in August 1999, the Company's wholly owned REIT qualified subsidiaries entered into separate lease agreements with the Manager for office space in Santa Fe. During the quarter and six-month period ended June 30, 2000, the combined amount of rent paid to the Manager was $10,000 and $16,000, respectively.

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

GENERAL
-------

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby indirectly providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has three REIT qualified subsidiaries that are involved in financing its mortgage loan assets. The three financing subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II, are consolidated in the Company's financial statements and federal and state tax returns. In 1999, the Company formed a new REIT qualified subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), to originate loans for the Company according to the Company's underwriting guidelines. This subsidiary received its HUD license during the second quarter of 2000 and will commence marketing and originating ARM loans for the Company's portfolio during the third quarter of 2000.

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

On July 18, 2000, the Company's Board of Directors modified the Company's investment policy to allow for the origination of fixed-rate loans with up to 30 year terms by the Company's subsidiary, TMHL, to be held for the purpose of sale only and not for investment portfolio purposes. This modification of the Company's investment policy to include fixed-rate loans will give the Company's lending programs the ability to offer a more complete line of residential loan products. The Company intends to hedge its pipeline of fixed rate loans and to sell them on a regular basis pursuant to implementing its low risk business plan. The Company does not believe that this modification, as directed by the Company's Board of Directors, will materially affect the Company's exposure to interest rate risk or credit risk.

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

     (4) a limited amount, currently $70 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts; or
     (5) fixed rate loans secured by first liens on single-family residential properties held for sale.

Since inception, the Company has generally invested less than 15%, currently approximately 3%, of its total assets in Other Investment assets, excluding loans held for securitization. Despite the generally higher yield, the Company does not expect to significantly increase its investment in Other Investment securities. This is primarily due to the difficulty of financing such assets at reasonable financing terms and values through all economic cycles.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

Acquisition  of  FASLA  Holding  Company

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, $138 million in assets. The cash purchase price is $15 million, subject to certain adjustments. The acquisition is subject to regulatory approval, which is expected to be received by the end of 2000.

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

The Company also expects to continue operating First Arizona Savings as a full service community bank within its current local market areas. First Arizona Savings has traditionally been an originator of single-family residential loans, both permanent and construction, based on underwriting standards that are similar to the Company's and has generally retained ARM and Hybrid ARM loans for its portfolio and has sold a significant percentage of its fixed-rate loan production to FHLMC. First Arizona's primary source of funds has been retail deposits and a limited amount of Federal Home Loan Bank advances. The Company believes its acquisition and operation of First Arizona in this manner is a consistent extension of the Company's existing business model that emphasizes high credit quality lending and prudent interest rate risk management.

Due to the uncertainty of receiving regulatory approval and the timing of the regulatory decision, the Company does not believe this acquisition will have a material effect on the Company's operations during 2000. Further, the Company believes that the combination of First Arizona's existing community-bank style of operations and the projected mortgage banking operations will have a positive effect on the Company's overall operations beginning in 2001.

FINANCIAL  CONDITION
--------------------

At June 30, 2000, the Company held total assets of $4.090 billion, $4.022 billion of which consisted of ARM assets, as compared to $4.376 billion and $4.326 billion, respectively, at December 31, 1999. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At June 30, 2000, 96.9% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 85.2% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (11.1%) or investments in floating rate classes of CBOs (3.7%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at June 30, 2000 and December 31, 1999 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                         ARM ASSETS BY ISSUER AND CREDIT RATING
                             (Dollar amounts in thousands)

                                  June 30, 2000         December 31, 1999
                              ----------------------  ----------------------
                               Carrying   Portfolio    Carrying   Portfolio
                                Value        Mix        Value        Mix
                              ----------  ----------  ----------  ----------
HIGH QUALITY:
  FHLMC/FNMA                  $2,024,194       50.3%  $2,068,152       47.8%
    Privately Issued:
    AAA/Aaa Rating             1,539,138(1)    38.3    1,585,099(1)     36.6
    AA/Aa Rating                 305,233        7.6      459,858       10.6
                              ----------  ----------  ----------  ----------
      Total Privately Issued   1,844,371       45.9    2,044,957       47.2
                              ----------  ----------  ----------  ----------
      Total High Quality       3,868,565       96.2    4,113,109       95.0
                              ----------  ----------  ----------  ----------

OTHER INVESTMENT:
  Privately Issued:
    A Rating                      14,310        0.4       49,995        1.2
    BBB/Baa Rating                69,919        1.7       84,929        2.0
    BB/Ba Rating or below         39,806(1)     1.0       46,963(1)     1.1
  Whole loans                     29,744        0.7       31,102        0.7
                              ----------  ----------  ----------  ----------
      Total Other Investment     153,779        3.8      212,989        5.0
                              ----------  ----------  ----------  ----------

      Total ARM Portfolio     $4,022,344      100.0%  $4,326,098      100.0%
                              ==========  ==========  ==========  ==========

----------------
(1) AAA Rating category includes $722.1 million and $781.8 million as of June 30, 2000 and December 31, 1999, respectively, of ARM loans that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.1 million and $32.2 million as of June 30, 2000 and December 31, 1999, respectively. The subordinated certificate is included in the BB/Ba Rating category.

As of March 31, 2000, the Company had reduced the cost basis of its ARM securities by $2,217,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the six months ended June 30, 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $135,000 and recorded a $578,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of June 30, 2000, the Company's ARM loan portfolio included 12 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $5.9 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of a foreclosure process in the amount of $0.6 million. The average original effective loan-to-value ratio on these 12 delinquent loans and REO is approximately 62%. As of June 30, 2000, the Company had $2.8 million of reserves for estimated credit losses. The Company believes this level of reserves is adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                              June 30, 2000     December 31, 1999
                                           ------------------  ------------------
                                            Carrying  Portfolio Carrying  Portfolio
                                             Value      Mix      Value      Mix
                                           ----------  ------  ----------  ------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  690,742   17.2%  $  680,449   15.7%
     Three-month LIBOR                        149,831    3.7      170,384    3.9
     Six-month LIBOR                          516,335   12.8      626,616   14.5
     Six-month Certificate of Deposit         272,093    6.8      304,621    7.0
     Six-month Constant Maturity Treasury      24,764    0.6       37,781    0.9
     One-year Constant Maturity Treasury    1,200,163   29.8    1,359,229   31.4
     Cost of Funds                            183,550    4.6      213,800    5.0
                                           ----------  ------  ----------  ------
                                            3,037,478   75.5    3,392,880   78.4
                                           ----------  ------  ----------  ------

HYBRID ARM ASSETS                             984,866   24.5      933,218   21.6
                                           ----------  ------  ----------  ------
                                           $4,022,344  100.0%  $4,326,098  100.0%
                                           ==========  ======  ==========  ======

The ARM portfolio had a current weighted average coupon of 7.48% at June 30, 2000. This consisted of an average coupon of 6.66% on the hybrid portion of the portfolio and an average coupon of 7.76% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," their weighted average coupon would have been approximately 8.28%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1999, the ARM portfolio had a weighted average coupon of 7.08%. This consisted of an average coupon of 6.54% on the hybrid portion of the portfolio and an average coupon of 7.22% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.79%, based upon the composition of the portfolio and the applicable indices at the time. The higher average interest coupon on the ARM portfolio as of June 30, 2000 compared to the end of 1999 is reflective of Federal Reserve Board interest rate increases that have been occurring since June of 1999. The average interest rate on the ARM portion of the portfolio is expected to continue to rise to the "fully indexed" rate.

At June 30, 2000, the current yield of the ARM assets portfolio was 6.89%, compared to 6.38% as of December 31, 1999, with an average term to the next repricing date of 341 days as of June 30, 2000, compared to 344 days as of December 31, 1999. As of June 30, 2000, hybrid ARMs comprised 24.5% of the total ARM portfolio, up from 21.6% as of the end of 1999. The Company finances its hybrid ARM portfolio with longer term borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The increase in the yield of 0.51% as of June 30, 2000, compared to December 31, 1999, is primarily due to the increased weighted average interest rate coupon discussed above, which increased by 0.40%. The lower yield adjustment from amortizing the net portfolio premium had the effect of increasing the yield by 0.05%. The yield also improved as a result of lower hedging cost, which decreased by 0.07%, as higher cost hedges matured and were replaced with lower cost hedges. The impact of non-interest earning principal payments receivables increased slightly during the second quarter of 2000, decreasing the portfolio yield by 0.01%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of June 30, 2000. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                            Average      High       Low
                           ---------  -----------  ------
Unpaid principal balance   $268,997   $3,450,000   $ 183
Coupon rate on loans           7.52%       10.00%   5.00%
Pass-through rate              7.15%        9.48%   4.61%
Pass-through margin            1.90%        5.06%   0.61%
Lifetime cap                  12.96%       16.75%   9.75%
Original Term (months)          342          480      72
Remaining Term (months)         316          359      52

Geographic  Distribution   (Top 5 States):  Property  type:
     California                     20.39%  Single-family           64.67%
     Florida                        10.95    DeMinimus PUD          20.35
     Georgia                         7.17    Condominium             9.96
     New York                        7.01    Other                   5.02
     New Jersey                      4.90

Occupancy status:                           Loan purpose:
     Owner occupied                 84.73%   Purchase               58.10%
     Second home                    10.65    Cash out refinance     24.55
     Investor                        4.62    Rate & term refinance  17.35

Documentation type:                         Periodic Cap:
     Full/Alternative               93.16%   None                   59.98%
     Other                           6.84    2.00%                  38.42
                                             1.00%                   0.47
Average effective original                   0.50%                   1.13
     Loan-to-value:                 68.15%

During the quarter ended June 30, 2000, the Company purchased $43.4 million of ARM assets, 9.5% of which were High Quality ARM securities, 50.6% were Other Investment ARM securities purchased in connection with the re-securitization of $89.4 million of the Company's Other Investment ARM securities, and 39.8% were ARM loans acquired through the Company's correspondent loan network. Of the ARM assets acquired during the second quarter of 2000, approximately 80% were indexed to U.S. Treasury bill rates and 20% were Hybrid ARMs. Additionally, as of June 30, 2000, the Company has commitments to purchase approximately $11.7 million of loans through its correspondent network.

During the six months ended June 30, 2000, the Company purchased $444.8 million of ARM assets, 89.8% of which were High Quality ARM securities, 5.7% were Other Investment ARM securities and 4.5% were ARM loans. Of the ARM assets acquired during the first six months of 2000, approximately 52% were indexed to U.S. Treasury bill rates, 34% were Hybrid ARMs and 14% were indexed to LIBOR.

During the quarter ended June 30, 2000, as previously mentioned, the Company re-securitized Other Investment ARM securities with a $94.0 million par value, and a carrying value of $89.4 million, into a new series of securities, $56.1 million of which was rated AAA, an interest only strip with a notional balance of $45.0 million rated AAA, $11.7 million of which rated AA and the remaining $26.2 million rated below AA. As a part of the re-securitization transaction, the Company sold the AAA and AA rated ARM securities for a $49,000 gain and retained the AAA rated interest only strip and the other securities rated below AA. These were the only assets sold by the Company during both the three and six month periods ended June 30, 2000.

For the quarter ended June 30, 2000, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 16% compared to 26% for the quarter ended June 30, 1999 and 15% for the quarter ended March 31,

2000. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale decreased by 0.74% from a negative adjustment of 2.40% of the portfolio as of December 31, 1999, to a negative adjustment of 3.14% as of June 30, 2000. This price decrease was primarily due to the effect of rising interest rates. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $83.4 million as of December 31, 1999, to $106.6 million as of June 30, 2000. The fair value of the Company's portfolio of ARM assets excludes an adjustment for fair value changes in Swap Agreements, since the Swap Agreements hedge liabilities, i.e. the financing of Hybrid ARMs. As of June 30, 2000, the unrecorded positive fair value adjustment for Swap Agreements was $14.5 million. As of June 30, 2000, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has purchased Cap Agreements and Options Contracts in order to hedge exposure to changing interest rates. The majority of the Cap Agreements and all of the Options Contracts have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These hedging instruments act to reduce the effect of the lifetime or maximum interest rate cap limitation. These hedging instruments purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At June 30, 2000, the Cap Agreements and Options Contracts owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $2.633 billion with an average final maturity of 2.4 years, compared to a remaining notional balance of $2.810 billion with an average final maturity of
2.2 years at December 31, 1999. Pursuant to the terms of these hedging instruments, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 12.50% and average approximately 10.04%. The Company has also entered into Cap Agreements with a notional balance of $118.6 as of June 30, 2000 in connection with hedging the fixed rate period of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements that generally corresponds to within one year of the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of June 30, 2000 would receive cash payments if the one-month LIBOR Index increases above certain specified levels, which range from 5.75% to 6.00% and average approximately 5.93% and have a remaining term of 3.0 years. The fair value of Cap Agreements and Options Contracts also tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At June 30, 2000, the fair value of the Company's Cap Agreements and Options Contracts was $5.3 million, $1.3 million more than the amortized cost of these hedging instruments.

The following table presents information about the Company's Cap Agreement and Options Contract portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of June 30, 2000:

           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

Hedged        Weighted    Cap Agreement/                      Weighted
ARM Assets     Average   Options Contract                     Average
Balance (1)   Life Cap   Notional Balance   Strike Price   Remaining Term
------------  ---------  -----------------  -------------  --------------
      26,951      8.01%  $          26,000          7.10%             2.8 Years
     139,994      8.29             140,000          7.50              0.4
     626,043      9.63             626,080          8.00              1.7
      24,992     10.81              25,000          9.00              2.2
      63,731     10.99              63,553          9.50              2.2
     380,542     11.45             381,317         10.00              2.2
     215,026     12.10             215,237         10.50              1.8
     456,833     12.49             456,263         11.00              3.1
     279,950     13.00             280,000         11.50              4.1
     384,342     14.18             384,302         12.00              3.0
       3,682     17.08              35,454         12.50              1.5
------------  ---------  -----------------  -------------  --------------
   2,602,086     11.59%  $       2,633,206         10.04%             2.4 Years
============  =========  =================  =============  ==============

(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of June 30, 2000, the Company was a counterparty to nineteen interest rate swap agreements ("Swaps") having an aggregate notional balance of $610.6 million. As of June 30, 2000, these Swaps had a weighted average remaining term of 2.6 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 31 days to 213 days. The Swaps hedge the cost of financing Hybrid ARMs to within a one year duration of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of June 30, 2000 was 3.3 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2000

For the quarter ended June 30, 2000, the Company's net income was $6,967,000, or $0.25 per share (Basic and Diluted EPS) compared to $7,034,000, also $0.25 per share (Basic and Diluted EPS) for the quarter ended June 30, 1999. There were 21,490,000 weighted average common shares outstanding during both periods. Net interest income for the quarter totaled $8,752,000, compared to $9,072,000 for the same period in 1999. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings.
During the second quarter of 2000 and 1999, the Company recorded a gain of $49,000 and $35,000, respectively, from the sale of ARM assets. Additionally, during the second quarter of 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $381,000 for estimated credit losses, compared to $689,000 during the same quarter of 1999. During the second quarter of 2000, the Company incurred operating expenses of $1,453,000, consisting of a base management fee of $1,033,000 and other operating expenses of $420,000. During the same period of 1999, the Company incurred operating expenses of $1,384,000, consisting of a base management fee of $1,020,000 and other operating expenses of $364,000. Total operating expenses remained at 0.13% as a percentage of average assets for the three months ended June 30, 2000, the same as for the second quarter of 1999.

The Company's return on average common equity was 6.50% for the quarter ended June 30, 2000 compared to 6.60% for the quarter ended June 30, 1999 and compared to 7.20% for the prior quarter ended March 31, 2000. The Company's return on equity declined in this past quarter compared to the prior quarter primarily because the Company's net interest income was lower due to the recent Federal Reserve actions to raise interest rates. The Company's average cost of funds during the quarter increased by 0.30% as compared to a 0.23% increase in the Company's average ARM portfolio yield. Based on market interest rates as of June 30, 2000 and interest rate re-pricing characteristics of the Company's ARM portfolio and borrowings, the Company expects the ARM portfolio yield to increase more than the Company's cost of funds over the remainder of the year. However, there is uncertainty regarding future Federal Reserve actions to increase or decrease interest rates in the future.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:

                                     COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                            ROE in
                                                                                                           Excess of
                  Net                  Gain (Loss) G & A                                 Net      10-Year   10-Year
For the        Interest     Provision    on ARM   Expense                 Preferred    Income/    US Treas  US Treas
Quarter         Income/    For Losses/   Sales/     (2)/    Performance   Dividend/    Equity     Average   Average
Ended           Equity        Equity     Equity    Equity   Fee/ Equity     Equity      (ROE)      Yield     Yield
------------  -----------  ------------  -------  --------  ------------  ----------  ---------  ---------  --------

Mar 31, 1998       14.13%         0.48%    1.89%     1.62%         0.94%       2.06%     10.91%      5.60%     5.31%
Jun 30, 1998        9.15%         0.53%    1.76%     1.58%            -        1.96%      6.83%      5.60%     1.23%
Sep 30, 1998        6.82%         0.66%    0.89%     1.54%            -        1.97%      3.54%      5.24%    -1.70%
Dec 31, 1998        7.27%         0.76%   -4.88%     1.57%            -        2.01%     -1.95%      4.66%    -6.61%
Mar 31, 1999        8.07%         0.84%       -      1.58%            -        2.05%      3.60%      4.98%    -1.38%
Jun 30, 1999       11.17%         0.85%    0.04%     1.70%            -        2.05%      6.60%      5.54%     1.06%
Sep 30, 1999       11.48%         0.94%    0.02%     1.76%            -        2.05%      6.75%      5.88%     0.87%
Dec 31, 1999       11.09%         0.89%       -      1.86%            -        2.05%      6.29%      6.14%     0.15%
Mar 31, 2000       11.49%         0.41%       -      1.82%            -        2.06%      7.20%      6.47%     0.73%
Jun 30, 2000       10.74%         0.47%    0.06%     1.78%            -        2.05%      6.50%      6.18%     0.32%

(1)  Average  common  equity  excludes  unrealized  gain (loss) on available-for-sale ARM securities.
(2)  Excludes  performance  fees.

The modest decline in the Company's return on common equity in the second quarter of 2000, compared to the second quarter of 1999, is primarily due to the effect of lower net interest income and higher operating expenses, which were partially offset by a decrease in the Company's provision for losses.

The following table presents the components of the Company's net interest income for the quarters ended June 30, 2000 and 1999:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                              2000      1999
                                            --------  --------
Coupon interest income on ARM assets        $76,771   $71,586
Amortization of net premium                  (3,658)   (7,837)
Amortization of Cap Agreements                 (633)   (1,377)
Amortization of deferred gain from hedging      293       263
Cash and cash equivalents                       379       452
                                            --------  --------
     Interest income                         73,152    63,087
                                            --------  --------

Reverse repurchase agreements                51,502    38,470
AAA notes payable                            13,687    14,292
Other borrowings                                351        35
Interest rate swaps                          (1,140)    1,218
                                            --------  --------
     Interest expense                        64,400    54,015
                                            --------  --------

Net interest income                         $ 8,752   $ 9,072
                                            ========  ========

As presented in the table above, the Company's net interest income decreased by $0.3 million in the second quarter of 2000 compared to the same three months of 1999. The Company's interest income was $10.1 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during the second quarter of 2000 as compared to the same period in 1999. The Company's amortization expense for Cap Agreements has also declined, improving interest income further. This amortization expense has declined as the Company's more expensive Cap Agreements have expired and have been replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consists of ARMs that do not have lifetime caps and Hybrid ARMs that are generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended June 30, 2000 and 1999:

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                           For the Quarter Ended    For the Quarter Ended
                                               June 30, 2000            June 30, 1999
                                          -----------------------  ----------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          -----------  ----------  ----------  ----------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $4,322,706        6.73%  $4,374,336       5.73%
     Cash and cash equivalents                21,921        6.92       30,940       5.85
                                          -----------  ----------  ----------  ----------
                                           4,344,627        6.73    4,405,276       5.73
                                          -----------  ----------  ----------  ----------
Interest Bearing Liabilities:
     Borrowings                            3,965,483        6.50    4,034,856       5.35
                                          -----------  ----------  ----------  ----------

Net Interest Earning Assets and Spread    $  379,144        0.23%  $  370,420       0.38%
                                          ===========  ==========  ==========  ==========

Yield on Net Interest Earning Assets (1)                    0.81%                   0.82%
                                                       ===========             ==========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a result of the yield on the Company's interest-earning assets increasing to 6.73% during the three months ended June 30, 2000 from 5.73% during the same period of 1999 and the Company's cost of funds increasing to 6.50% from 5.35% during the same time periods, net interest income decreased by $320,000. This decrease in net interest income is primarily a rate variance and to a lesser extent a volume variance. There was a net unfavorable rate variance of $422,000, primarily due to an unfavorable rate variance on borrowings of $11,512,000, which was partially offset by a favorable rate variance of $11,090,000 on the Company's ARM assets portfolio and other interest-earning assets. The amount of net interest earning assets improved by $8,724,000 during the second quarter of 2000 compared to the second quarter of 1999, producing a favorable volume variance of $147,000. However, the decreased average size of the Company's portfolio during the second quarter of 2000 compared to the same period in 1999 decreased net interest income in the amount of $45,000. The average balance of the Company's interest-earning assets was $4.345 billion during the second three months of 2000, compared to $4.405 billion during the second three months of 1999 -- a decrease of 1%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

          COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                   (Dollar amounts in millions)

                                                                                          Yield on
               Average   Wgt Avg                         Yield on                            Net
As of the     Interest    Fully    Weighted              Interest                 Net     Interest
Quarter        Earning   Indexed    Average     Yield    Earning    Cost of    Interest   Earning
Ended          Assets     Coupon    Coupon     Adj (2)    Assets     Funds      Spread     Assets
------------  ---------  --------  ---------  ---------  --------  ---------  ----------  --------
Mar 31, 1998  $ 4,859.7     7.47%      7.47%      1.23%     6.24%      5.74%       0.50%     0.92%
Jun 30, 1998  $ 4,918.3     7.51%      7.44%      1.50%     5.94%      5.81%       0.13%     0.56%
Sep 30, 1998  $ 4,963.7     6.97%      7.40%      1.52%     5.88%      5.78%       0.09%     0.46%
Dec 31, 1998  $ 4,526.2     6.79%      7.28%      1.42%     5.86%      5.94%(3)   -0.08%(3)  0.61%
Mar 31, 1999  $ 4,196.4     6.85%      7.03%      1.31%     5.71%      5.36%       0.35%     0.63%
Jun 30, 1999  $ 4,405.3     7.10%      6.85%      1.11%     5.74%      5.40%       0.34%     0.82%
Sep 30, 1999  $ 4,552.1     7.20%      6.85%      0.76%     6.09%      5.74%       0.35%     0.82%
Dec 31, 1999  $ 4,449.0     7.51%      7.08%      0.70%     6.38%      6.47%(3)   -0.09%(3)  0.81%
Mar 31, 2000  $ 4,471.0     7.77%      7.26%      0.68%     6.58%      6.32%       0.26%     0.83%
Jun 30, 2000  $ 4,344.6     7.87%      7.48%      0.59%     6.89%      6.75%       0.15%     0.81%

---------

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
(2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above.
(3) The year-end cost of funds and net interest spread are commonly affected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.

           COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS

                                                     Amort of
                            Impact of              Deferred Gain
As of the      Premium/     Principal                  From       Total
Quarter        Discount      Payments      Hedging    Hedging     Yield
Ended           Amort       Receivable    Activity   Activity   Adjustment
------------  ----------  --------------  ---------  ---------  -----------
Mar 31, 1998       0.98%           0.16%      0.13%     (0.04)%   1.23%
Jun 30, 1998       1.24%           0.17%      0.13%     (0.04)%   1.50%
Sep 30, 1998       1.25%           0.18%      0.13%     (0.04)%   1.52%
Dec 31, 1998       1.18%           0.14%      0.14%     (0.04)%   1.42%
Mar 31, 1999       1.09%           0.10%      0.15%     (0.03)%   1.31%
Jun 30, 1999       0.87%           0.13%      0.13%     (0.02)%   1.11%
Sep 30, 1999       0.51%           0.13%      0.13%     (0.01)%   0.76%
Dec 31, 1999       0.51%           0.09%      0.11%     (0.01)%   0.70%
Mar 31, 2000       0.57%           0.07%      0.07%     (0.03)%   0.68%
Jun 30, 2000       0.46%           0.10%      0.06%     (0.03)%   0.59%

As of June 30, 2000, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 6.89%, compared to 6.58% as of March 31, 2000-- an increase of 0.31%. The Company's cost of funds as of June 30, 2000, was 6.75%, compared to 6.32% as of March 31, 2000 -- an increase of 0.43%. As a result of these changes, the Company's net interest spread as of June 30, 2000 was 0.15%, compared to 0.26% as of March 31, 2000. The decline in the net interest spread is largely attributable to the increase in the Company's cost of funds due to the impact of recent Federal Reserve actions to raise short-term interest rates. The Federal Reserve raised short-term interest rates by 0.25% at the end of March and another 0.50% at the end of May. As a result, the interest rate on the Company's various sources of borrowings had increased by 0.54% by the end of June, but this was partially offset by the Company's use of Swaps such that the total cost of the Company's borrowings, including the effect of hedging, only increased by the 0.43% to 6.75%. Due to the repricing and maturity characteristics of the Company's borrowings compared to the Company's assets, the Company's borrowings react quicker to changes in interest rates. On average, as of the end of June 2000, the Company's borrowings reprice in 213 days whereas the Company's assets, on average, reprice in 341 days. Once the Federal Reserve decides to stop increasing rates or to increase them at a slower pace, as opposed to 0.75% in one quarter, the Company's assets are expected to reprice more than the Company's borrowings and, therefore, the Company's margins, interest rate spread and net income would improve.

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. The Company has been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. In March of this year, the U.S. Treasury announced that it would adjust its monthly auction of one-year treasury bills to quarterly and that it would cease auctioning the one-year treasury bill next year. As a consequence, a shortage of one-year bills has developed, increasing its cost and lowering its yield. Therefore, the relationship between the one-year treasury index and LIBOR was negatively impacted during the second quarter of 2000 after improving during 1999 and early 2000. The Company does not know when or if this relationship will improve, although it expects that once the U.S. Treasury ceases to auction new one-year treasury bills, that the method to compute the one-year index will be based on outstanding U.S. treasury debt one year from maturity which may improve the relationship back to its historical average. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to one-year U.S. Treasury rates to 29.8% at June 30, 2000 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                          Average Spread
                                                          Between 1 Year
                                                          U.S. Treasury       Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Indexed
                        U.S. Treasury     Month LIBOR       Month LIBOR       to 1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During    Treasury Rates at
December 31,               Period            Period            Period         End of Period
---------------------  ---------------  ----------------  ----------------  ------------------
1993                             3.43%             3.25%             0.18%               20.9%
1994                             5.32%             4.61%             0.71%               15.5%
1995                             5.94%             6.01%            -0.07%               19.3%
1996                             5.52%             5.48%             0.04%               45.4%
1997                             5.63%             5.69%            -0.06%               49.0%
1998                             5.05%             5.57%            -0.52%               34.7%
1999                             5.08%             5.33%            -0.25%               31.4%

For the Quarter Ended
---------------------
Mar 31, 1998                     5.32%             5.66%            -0.34%               44.3%
Jun 30, 1998                     5.41%             5.68%            -0.27%               38.8%
Sep 30, 1998                     5.10%             5.62%            -0.52%               37.5%
Dec 31, 1998                     4.39%             5.32%            -0.93%               34.7%
Mar 31, 1999                     4.67%             4.98%            -0.31%               34.8%
Jun 30, 1999                     4.88%             5.02%            -0.14%               32.5%
Sep 30, 1999                     5.16%             5.36%            -0.20%               30.5%
Dec 31, 1999                     5.62%             5.96%            -0.34%               31.4%
Mar 31, 2000                     6.19%             6.02%             0.17%               31.7%
Jun 30, 2000                     6.22%             6.55%            -0.33%               29.8%

The Company's provision for estimated credit losses decreased in the second quarter of 2000 compared to the same period in 1999 because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its estimate of credit losses for these two securities. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third party credit enhancement agreements. As of June 30, 2000, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 28.4% of the Company's portfolio of ARM assets or $1.148 billion. To date, the Company has not experienced any actual losses in its whole loan portfolio, although losses are expected and are being estimated as the portfolio ages.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                            Quarters Ending June 30,
                                               ------------------
                                                 2000      1999
                                               --------  --------
Net income                                     $ 6,967   $ 7,034
       Additions:
       Provision for credit losses                 381       689
       Net compensation related items               97        96
       Deductions:
       Dividend on Series A Preferred Shares    (1,670)   (1,670)
       Capital loss carryover from 1998            (49)      (35)
       Actual credit losses on ARM securities     (335)     (323)
                                               --------  --------
Taxable net income                             $ 5,391   $ 5,791
                                               --------  --------

                                               --------  --------
Taxable income per share                       $  0.25   $  0.27
                                               ========  ========

For the quarter ended June 30, 2000, the Company's ratio of operating expenses to average assets was 0.13% compared to 0.12% for the same period in 1999 and 0.13% for the prior quarter ended March 31, 2000. The Company's expense ratios are among the lowest of any company investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows:
1.1% of the first $300 million of Average Shareholders' Equity, plus 0.8% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. The Company has not paid the Manager a performance fee since the first quarter of 1998. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

               Management Fee &                          Total
For the         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1998               0.10%              0.06%            0.16%
Jun 30, 1998               0.10%                 -             0.10%
Sep 30, 1998               0.10%                 -             0.10%
Dec 31, 1998               0.11%                 -             0.11%
Mar 31, 1999               0.12%                 -             0.12%
Jun 30, 1999               0.12%                 -             0.12%
Sep 30, 1999               0.13%                 -             0.13%
Dec 31, 1999               0.13%                 -             0.13%
Mar 31, 2000               0.13%                 -             0.13%
Jun 30, 2000               0.13%                 -             0.13%

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2000

For the six months ended June 30, 2000, the Company's net income was $14,480,000, or $0.52 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $11,633,000, or $0.39 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding for the six months ended June 30, 1999. Net interest income for this most recent six month period totaled $18,069,000, compared to $15,638,000 for the same period in 1999. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first six months of 2000, the Company recorded a gain on the sale of ARM securities of $49,000 as compared to a gain of $35,000 during the same period of 1999. Additionally, during the first half of 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $713,000 for potential credit losses, compared to $1,375,000 during the first half of 1999. During the six months ended June 30, 2000, the Company incurred operating expenses of $2,925,000, consisting of a base management fee of $2,057,000 and other operating expenses of $868,000. During the same period of 1999, the Company incurred operating expenses of $2,665,000, consisting of a base management fee of $2,038,000 and other operating expenses of $627,000.

The Company's return on average common equity was 6.9% for the six months ended June 30, 2000 compared to 5.1% for the six months ended June 30, 1999. The primary reasons for the higher return on average common equity is a higher interest rate spread, as discussed below, and the lower level of provisions for credit losses.

The following table presents the components of the Company's net interest income for the six month periods ended June 30, 2000 and 1999:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                              2000       1999
                                            ---------  ---------
Coupon interest income on ARM assets        $154,386   $141,577
Amortization of net premium                   (8,341)   (17,605)
Amortization of Cap Agreements                (1,471)    (2,722)
Amortization of deferred gain from hedging       597        588
Cash and cash equivalents                        620        894
                                            ---------  ---------
     Interest income                         145,791    122,732
                                            ---------  ---------

Reverse repurchase agreements                100,370     73,836
AAA notes payable                             28,347     30,643
Other borrowings                                 635         74
Interest rate swaps                           (1,630)     2,541
                                            ---------  ---------
     Interest expense                        127,722    107,094
                                            ---------  ---------

Net interest income                         $ 18,069   $ 15,638
                                            =========  =========

As presented in the table above, the Company's net interest income increased by $2.4 million in the first half of 2000 compared to the same six months of 2000. The Company's interest income was $23.1 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during the first half of 2000 as compared to the same period in 1999. The Company's amortization expense for Cap Agreements has also declined, improving interest income further. This amortization expense has declined as the Company's more expensive Cap Agreements have expired and have been replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consists of ARMs that do not have lifetime caps and Hybrid ARMs that are generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period. The Company's interest expense increased by $20.6 million, primarily due to higher interest rates. It is important to note that the Company received a benefit from its use of Swaps to hedge the fixed rate period of Hybrid ARMs, decreasing its interest expense by $1.6 million during the first half of 2000 compared to an expense of $2.5 million during the same period of 1999. The Company's use of hedges has mitigated the effect of rising short-term interest rates on the financing of its Hybrid ARMs and thereby, was an important factor in the Company's ability to maintain comparable earnings between the second quarter of 2000 and 1999.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the six month periods ended June 30, 2000 and 1999:

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                            For the Six Month         For the Six Month
                                               Period Ended             Period Ended
                                          -----------------------  ----------------------
                                               June 30, 2000           June 30, 1999
                                          -----------------------  ----------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          -----------  ----------  ----------  ----------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $4,389,000        6.62%  $4,270,323       5.71%
     Cash and cash equivalents                18,810        6.59       30,492       5.87
                                          -----------  ----------  ----------  ----------
                                           4,407,810        6.62    4,300,815       5.71
                                          -----------  ----------  ----------  ----------
Interest Bearing Liabilities:
     Borrowings                            4,029,356        6.34    3,925,409       5.46
                                          -----------  ----------  ----------  ----------

Net Interest Earning Assets and Spread    $  378,454        0.28%  $  375,407       0.25%
                                          ===========  ==========  ==========  ==========

Yield on Net Interest Earning Assets (1)                    0.82%                   0.73%
                                                       ==========              ==========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a net result of the yield on the Company's interest-earning assets increasing to 6.62% during the first half of 2000 from 5.71% during the first half of 1999 and the Company's cost of funds increasing to 6.34% from 5.46% for the same respective time periods, its net interest income increased by $2,431,000. This increase in net interest income is primarily the result of a favorable rate variance as well as a less significant favorable volume variance. There was a net favorable rate variance of $2,185,000, which consisted of a favorable variance of $19,518,000 resulting from the higher yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $17,333,000 resulting from the increase in the Company's cost of funds. The increased average size of the Company's portfolio during the first half of 2000 compared to the same period of 1999 also contributed to higher net interest income in the amount of $246,000. The average balance of the Company's interest-earning assets was $4.408 billion during the first half of 2000 compared to $4.301 billion during the first half of 1999 -- an increase of 2.5%.

During the first half of 2000, the Company realized a net gain from the sale of ARM securities in the amount of $49,000 as compared to $35,000 during the first half of 1999. The gain from the sale of ARM securities during 2000 was a result of the Company's re-securitization of Other Investment ARM securities and the subsequent sale of AAA and AA rated securities resulting from this re-securitization. As a result of this transaction, the Company improved its liquidity, the credit quality of its ARM portfolio and recorded a small gain.

The Company recorded an expense for estimated credit losses in the amount of $713,000 during the six months ended June 30, 2000, compared to $1,375,000 during the same period of 1999. The Company's provision for estimated credit losses decreased in the first half of 2000 because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its applicable estimate of credit losses. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market.

For the six months ended June 30, 2000, the Company's ratio of operating expenses to average assets was 0.13% as compared to 0.12% for the same period of 1999. The Company's other expenses increased by approximately $241,000 for the six months ended June 30, 2000 compared to the same three-month period in 1999. The other expenses increased primarily due to increased usage of legal services in connection with the Company's financing and securitization of loans, increased usage of investor and public relations services in order to increase the visibility and awareness of the Company to potential new investors and due to other general corporate matters.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended June 30, 2000 consisted of reverse repurchase agreements, which totaled $3.077 billion, and callable AAA notes, which had a balance of $686.2 million. The Company's other significant source of funds for the quarter ended June 30, 2000 consisted of payments of principal and interest from its ARM assets in the amount of $399.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at June 30, 2000, had a weighted average effective cost of 6.89%. The reverse repurchase agreements had a weighted average remaining term to maturity of 4.5 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. As of June 30, 2000, $2.133 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six months to twelve months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on June 30, 2000, had borrowed funds with 12 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 3.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. During the second quarter of 2000, the Company increased its level of liquidity and the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of June 30, 2000, the Company had $686.2 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of June 30, 2000, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of June 30, 2000, the Company had $18.4 million borrowed against these whole loan financing facilities at an effective cost of 6.72%.

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company for $15 million, subject to certain adjustments, in a cash transaction. The Company expects to complete this acquisition by the end of 2000, depending upon the timing of receiving regulatory approval. The Company expects to generate sufficient working capital in advance of the purchase acquisition date in order to complete the acquisition with cash-on-hand.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of June 30, 2000, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first six months of 2000. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first six months of 2000, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

OTHER  MATTERS

As of June 30, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.0% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 98.5% of its 2000 revenue for the first six months qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings
              At June 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.    Changes  in  Securities
              Not  applicable

Item  3.    Defaults  Upon  Senior  Securities
              Not  applicable

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             (a) The Annual Meeting of Shareholders of the Company was held on April 27, 2000.

             (c) The following matters were voted upon and approved at the Annual Meeting:
                  (1)  Election  of  Directors

                                                           Votes
                                                  -----------------------
                                Nominee              For         Withheld
                          -------------------     ----------     --------
                          Garrett  Thornburg      19,823,965     261,832
                          Joseph  H.  Badal       19,828,435     257,362
                          Stuart  C.  Sherman     19,826,962     258,835

                  (2) Amendment to the registrant's Articles of Incorporation to change the name of the Company to Thornburg Mortgage, Inc.

                                               Votes
                          -----------------------------------------------
                                  For              Against       Abstain
                          -------------------     ----------     --------
                              19,828,439           110,599       146,759

Item  5.     Other  Information
               None

Item  6.     Exhibits  and  Reports  on  Form  8-K:

             (a)  Exhibits
                  See  "Exhibit  Index"

             (b)  Reports  on  Form  8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                      THORNBURG  MORTGAGE,  INC.


Dated:  July  31,  2000               By:  /s/  Larry  A.  Goldstone
                                          --------------------------------------
                                          Larry  A.  Goldstone
                                          President and Chief Operating Officer
                                          (authorized officer of registrant)




Dated:  July  31,  2000               By: /s/  Richard  P.  Story
                                          --------------------------------------
                                          Richard  P.  Story,
                                          Chief Financial Officer and Treasurer
                                          (principal accounting officer)

                                  Exhibit Index


                                                                  Sequentially
                                                                    Numbered
     Exhibit Number       Exhibit  Description                        Page
     --------------       -----------------------                 ------------

     27                   Financial Data Schedule                      40