Form 10-Q
period 2000-09-30
THORNBURG MORTGAGE ASSET CORP
filed 2000-11-13
CIK 892535

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
-----     SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED:   SEPTEMBER  30,  2000

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
-----     EXCHANGE  ACT  OF  1934

FOR  THE  TRANSITION  PERIOD  FROM                TO
                                   --------------    -------------

COMMISSION  FILE  NUMBER:    001-11914


                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                           85-0404134
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

                  (1)  Yes   X          No
                           -----           -----
                  (2)  Yes   X          No
                           -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                 21,572,460 as of November 13, 2000


================================================================================

                                     THORNBURG MORTGAGE, INC.
                                            FORM 10-Q


                                              INDEX


                                                                                            Page
                                                                                            ----

PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements

               Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 . .     3

               Consolidated Statements of Operations for the three and nine months ended
                September 30, 2000 and September 30, 1999. . . . . . . . . . . . . . . . .     4

               Consolidated Statement of Shareholders' Equity for the nine months
                ended September 30, 2000 and September 30, 1999. . . . . . . . . . . . . .     5

               Consolidated Statements of Cash Flows for the three and nine months ended
                September 30, 2000 and September 30, 1999. . . . . . . . . . . . . . . . .     6

               Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .     7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . .     19



PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

  Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

  Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . .      39

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .      39

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .       39


  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40

  EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
(Amounts  in  thousands)

                                                                    September 30, 2000   December 31, 1999
                                                                       (Unaudited)
                                                                    ------------------   -----------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
          ARM securities                                            $       3,297,473    $      3,391,467
          Collateral for collateralized notes                                 651,340             903,529
          ARM loans held for securitization                                   126,340              31,102
                                                                    ------------------   -----------------
                                                                            4,075,153           4,326,098
                                                                    ------------------   -----------------


     Cash and cash equivalents                                                 32,071              10,234
     Accrued interest receivable                                               31,466              31,928
     Prepaid expenses and other                                                 1,560               7,705
                                                                    ------------------   -----------------
                                                                    $       4,140,250    $      4,375,965
                                                                    ==================   =================

LIABILITIES

     Reverse repurchase agreements (Note 3)                         $       2,983,493    $      3,022,511
     Collateralized notes payable (Note 3)                                    638,437             886,722
     Other borrowings (Note 3)                                                110,331              21,289
     Payable for assets purchased                                              93,167             110,415
     Accrued interest payable                                                  14,664              18,864
     Dividends payable (Note 5)                                                 1,670               1,670
     Accrued expenses and other                                                 4,065               3,607
                                                                    ------------------   -----------------
                                                                            3,845,827           4,065,078
                                                                    ------------------   -----------------

COMMITMENTS (Note 2)

SHAREHOLDERS' EQUITY (Note 5)

     Preferred stock:  par value $.01 per share; 2,760 shares
         authorized; 9.68% Cumulative Convertible Series A,
         2,760 and 2,760 issued and outstanding, respectively;
         aggregate preference in liquidation $69,000                           65,805              65,805
     Common stock:  par value $.01 per share; 47,240 shares
          authorized , 21,990 and 21,990 shares issued and 21,490
          and 21,490 outstanding, respectively                                    220                 220
     Additional paid-in-capital                                               342,229             342,026
     Accumulated other comprehensive income (loss)                           (100,814)            (82,489)
     Notes receivable from stock sales                                         (4,632)             (4,632)
     Retained earnings (deficit)                                               (3,719)             (5,377)
     Treasury stock:  at cost, 500 and 500 shares, respectively                (4,666)             (4,666)
                                                                    ------------------   -----------------
                                                                              294,423             310,887
                                                                    ------------------   -----------------

                                                                    $       4,140,250    $      4,375,965
                                                                    ==================   =================


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
In  thousands,  except  per  share  data)

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                 2000           1999         2000        1999
                                              -----------   ------------  ----------  ----------
Interest income from ARM assets and cash      $    71,017   $    67,955   $ 216,808   $ 190,687
Interest expense on borrowed funds                (62,039)      (58,623)   (189,761)   (165,717)
                                              ------------  ------------  ----------  ----------
     Net interest income                            8,978         9,332      27,047      24,970
                                              ------------  ------------  ----------  ----------

Gain on sale of ARM assets                              -            15          49          50
Provision for credit losses                          (270)         (764)       (983)     (2,139)
Management fee (Note 7)                            (1,029)       (1,023)     (3,086)     (3,061)
Performance fee (Note 7)                                -             -           -           -
Other operating expenses                             (663)         (405)     (1,532)     (1,033)
                                              ------------  ------------  ----------  ----------
     NET INCOME                               $     7,016   $     7,155   $  21,495   $  18,787
                                              ============  ============  ==========  ==========

Net income                                    $     7,016   $     7,155   $  21,495   $  18,787
Dividend on preferred stock                        (1,670)       (1,670)     (5,009)     (5,009)
                                              ------------  ------------  ----------  ----------

Net income available to common shareholders   $     5,346   $     5,485   $  16,486   $  13,778
                                              ============  ============  ==========  ==========

Basic earnings per share                      $      0.25   $      0.26   $    0.77   $    0.64
                                              ============  ============  ==========  ==========

Diluted earnings per share                    $      0.25   $      0.26   $    0.77   $    0.64
                                              ============  ============  ==========  ==========

Average number of common shares outstanding        21,490        21,490      21,490      21,490
                                              ============  ============  ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)

Nine  Months  Ended  September  30,  2000  and  1999
(In  thousands,  except  share  data)


                                                                    Accum.      Notes
                                                                    Other      Receiv-
                                                       Additional   Compre-    able From  Retained              Compre-
                                    Preferred  Common    Paid-in    Hensive      Stock    Earnings/   Treasury  hensive
                                      Stock    Stock     Capital    Income      Sales     (Deficit)    Stock     Income     Total
                                    ---------  ------  ----------  ----------  ---------  ----------  --------  --------  ---------
Balance, December 31, 1998          $  65,805  $  220  $  341,756  $ (82,148)  $ (4,632)  $  (4,512)  $(4,666)            $311,823
Comprehensive income:
  Net income                                                                                 18,787             $18,787     18,787
  Other comprehensive income:
    Available-for-sale assets:
      Fair value adjustment, net
       of amortization                      -       -           -     16,927          -           -         -    16,927     16,927
      Deferred gain on sale of
       hedges, net of amortization          -       -           -       (556)         -           -         -      (556)      (556)
                                                                                                                --------
   Other comprehensive income                                                                                   $35,158
                                                                                                                ========
Interest from notes receivable
    from stock sales                                          202                                                              202
Dividends declared on preferred
  stock - $1.815 per share                  -       -           -          -          -      (5,009)        -               (5,009)
Dividends declared on common
  stock - $0.69 per share                   -       -           -          -          -     (14,828)        -              (14,828)
                                    ---------  ------  ----------  ----------  ---------  ----------  --------            ---------
Balance, September 30, 1999         $  65,805  $  220  $  341,958  $ (65,777)  $ (4,632)  $  (5,562)  $(4,666)            $327,346
                                    =========  ======  ==========  ==========  =========  ==========  ========            =========

Balance, December 31, 1999          $  65,805  $  220  $  342,026  $ (82,489)  $ (4,632)  $  (5,377)  $(4,666)            $310,887
Comprehensive income:
  Net income                                                                                 21,495             $21,495     21,495
  Other comprehensive income:
    Available-for-sale assets:
      Fair value adjustment, net
       of amortization                      -       -           -    (17,672)         -           -         -   (17,672)   (17,672)
      Deferred gain on sale of
       hedges, net of amortization          -       -           -       (653)         -           -         -      (653)      (653)
                                                                                                                --------
  Other comprehensive income                                                                                    $ 3,170
                                                                                                                ========
Interest from notes receivable
    from stock sales                                          203                                                              203
Dividends declared on preferred
  stock - $1.815 per share                  -       -           -          -          -      (5,009)        -               (5,009)
Dividends declared on common
  stock - $0.69 per share                   -       -           -          -          -     (14,828)        -              (14,828)
                                    ---------  ------  ----------  ----------  ---------  ----------  --------            ---------
Balance, September 30, 2000         $  65,805  $  220  $  342,229  $(100,814)  $ (4,632)  $  (3,719)  $(4,666)            $294,423
                                    =========  ======  ==========  ==========  =========  ==========  ========            =========


See  Notes  to  Consolidated  Financial  Statements.

THORNBURG  MORTGAGE,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
(In  thousands)

                                                               Three Months Ended        Nine Months Ended
                                                                   September 30,           September 30,
                                                                 2000        1999        2000         1999
                                                              ----------  ----------  ----------  ------------
Operating Activities:
  Net Income                                                  $   7,016   $   7,155   $  21,495   $    18,787
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                 4,067       6,448      13,282        26,220
     Net (gain) loss from investing activities                      270         749         934         2,089
     Change in assets and liabilities:
       Accrued interest receivable                                   33         455         462         5,544
       Prepaid expenses and other                                   466        (851)      6,145        (6,452)
       Accrued interest payable                                    (423)     (2,415)     (4,200)      (17,313)
       Accrued expenses and other                                 1,018         232         458           568
                                                              ----------  ----------  ----------  ------------
         Net cash provided by operating activities               12,447      11,773      38,576        29,443
                                                              ----------  ----------  ----------  ------------

Investing Activities:
  Available-for-sale ARM securities:
     Purchases                                                  (93,537)   (298,916)   (518,344)   (1,236,172)
     Proceeds on sales                                           22,812       3,348     112,255         9,922
     Proceeds from calls                                          4,288       2,108       4,288         6,234
     Principal payments                                         170,122     237,360     482,844       816,982
Collateral for collateralized notes payable:
     Principal payments                                          48,179      66,040     249,577       201,813
  ARM loans:
     Purchases                                                 (111,899)     (9,534)   (131,895)      (11,345)
     Proceeds on sales                                                -       6,991           -         6,991
     Principal payments                                           1,438         597       2,970         7,165
  Purchase of interest rate cap agreements                            -           -        (539)       (1,910)
                                                              ----------  ----------  ----------  ------------
         Net cash provided by (used in) investing activities     41,403      (7,994)    201,156      (200,320)
                                                              ----------  ----------  ----------  ------------

Financing Activities:
  Net borrowings from (repayments of) reverse
  repurchase agreements                                         (93,735)     47,076     (39,018)      392,145
  Repayments of collateralized notes                            (47,805)    (65,610)   (248,285)     (202,943)
  Net borrowing from (repayments of) other borrowings            91,923         183      89,042          (502)
  Dividends paid                                                 (6,611)     (6,613)    (19,837)      (19,839)
  Interest from notes receivable from stock sales                    68          68         203           202
                                                              ----------  ----------  ----------  ------------
         Net cash provided by (used in) financing activities    (56,160)    (24,896)   (217,895)      169,063
                                                              ----------  ----------  ----------  ------------

Net increase (decrease) in cash and cash equivalents             (2,310)     (5,129)     21,837        (1,814)

Cash and cash equivalents at beginning of period                 34,381      39,746      10,234        36,431
                                                              ----------  ----------  ----------  ------------
Cash and cash equivalents at end of period                    $  32,071   $  34,617   $  32,071   $    34,617
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

          In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and nine-months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

            CASH  AND  CASH  EQUIVALENTS

               Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

            BASIS  OF  PRESENTATION

               The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II and a banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"). Each of these subsidiaries is a wholly-owned qualified REIT subsidiary and is consolidated with the Company for financial statement and tax reporting purposes. The Company formed the wholly-owned bankruptcy remote special purpose finance subsidiaries in connection with its securitization and whole loan financing transactions discussed in Note 4. All material intercompany accounts and transactions are eliminated in consolidation.

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

          INTEREST RATE OPTIONS CONTRACTS

          The Company  purchases  options on interest rate futures (the "Options
          Contracts")  to manage  interest  rate risk in the same  manner as Cap
          Agreements. To date, the Options Contracts purchased limit the Company's risk associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Options Contracts reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise.

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

          INTEREST RATE SWAP AGREEMENTS

          The Company enters into interest rate swap agreements (Swap Agreements) in order to manage its interest rate exposure when financing its ARM assets. In general, Swap Agreements have been utilized by the Company in two ways. One way has been to use Swap Agreements as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a hybrid and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less. Revenues and expenses from the Swap Agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

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

          Following is information about the computation of the earnings per share data for the three and nine month periods ended September 30, 2000 and 1999 (amounts in thousands except per share data):

                                                             Earnings
                                        Income    Shares    Per  Share
                                       --------  ---------  ----------
Three Months Ended September 30, 2000
-------------------------------------

Net income                             $ 7,016

Less preferred stock dividends          (1,670)
                                       --------

Basic EPS, income available to
  common shareholders                    5,346      21,490  $     0.25
                                                            ==========
Effect of dilutive securities:

  Stock options                              -          26
                                       --------  ---------
Diluted EPS                            $ 5,346      21,516  $     0.25
                                       ========  =========  ==========
Three Months Ended September 30, 1999
-------------------------------------
Net income                             $ 7,155

Less preferred stock dividends          (1,670)
                                       --------
Basic EPS, income available to
  common stockholders                    5,485      21,490  $     0.26
                                                            ==========
Effect of dilutive securities:

  Stock options                              -           3
                                       --------  ---------
Diluted EPS                            $ 5,485      21,493  $     0.26
                                       ========  =========  ==========


                                                             Earnings
                                        Income    Shares    Per  Share
                                       ---------  --------  -----------
Nine Months Ended September 30, 2000
------------------------------------
Net income                             $ 21,495

Less preferred stock dividends           (5,009)
                                       ---------
Basic EPS, income available to
  common shareholders                    16,486      21,490  $    0.77
                                                            ==========
Effect of dilutive securities:

  Stock options                               -           6
                                       ---------  ---------  ----------
Diluted EPS                            $ 16,486      21,496  $     0.77
                                       =========  =========  ==========
Nine Months Ended September 30, 1999
------------------------------------
Net income                             $ 18,787

Less preferred stock dividends           (5,009)
                                       ---------
Basic EPS, income available to
  common stockholders                    13,778      21,490  $     0.64
                                                             ==========
Effect of dilutive securities:

  Stock options                               -           8
                                      ----------  ---------
Diluted EPS                            $ 13,778      21,498  $     0.64
                                       =========  =========  ==========

          The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 200,022 and 141,779 shares of common stock at average prices of $7.375 and $9.0625 per share during the nine months ended September 30, 2000 and 1999, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

     RECENT  ACCOUNTING  PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established a framework of accounting rules that standardize accounting and reporting for all derivative instruments and is effective for financial statements issued for fiscal years beginning after June 15, 2000. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. Currently the only derivative instruments that are not on the Company's balance sheet at fair value are the Swap Agreements. The fair value of Swap Agreements is disclosed in Note 5, Fair Value of Financial Instruments. The Company believes that its use of Swap Agreements qualify as cash-flow hedges, as defined in the statement, and that its use of Cap Agreements and Option Contracts qualify as fair value hedges, as defined in the statement. Therefore, the effective hedge portion of the derivative instrument's change in fair value will be recorded in other comprehensive income and the ineffective portion will be included in earnings when the Company adopts the statement in the first quarter of its fiscal 2001 year.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

          The following tables present the Company's ARM assets as of September 30, 2000 and December 31, 1999. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

September  30,  2000

                                  Available-
                                   for-Sale       Collateral for
                                ARM Securities    Notes Payable     ARM Loans      Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,319,946   $       641,693   $  126,937   $4,088,576
Net unamortized premium                 59,763            12,303         (473)      71,593
Deferred gain from hedging                 (90)                -            -          (90)
Allowance for losses                    (1,997)           (2,886)        (124)      (5,007)
Cap Agreements/Options
  Contracts                              3,613               230            -        3,843
Principal payment receivable            17,264                 -            -       17,264
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,398,499           651,340      126,340    4,176,179
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   2,765                12           11        2,788
                               ----------------  ----------------  -----------  -----------
Gross unrealized losses               (103,791)          (15,750)         (50)    (119,591)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,297,473   $       635,602   $  126,301   $4,059,376
                               ================  ================  ===========  ===========
  Carrying value               $     3,297,473   $       651,340   $  126,340   $4,075,153
                               ================  ================  ===========  ===========

December 31, 1999:
                                  Available-
                                  for-Sale       Collateral for
                               ARM Securities     Notes Payable     ARM Loans     Total
                               ----------------  ----------------  -----------  -----------
Principal balance outstanding  $     3,388,160   $       890,701   $   31,649   $4,310,510
Net unamortized premium                 70,409            14,045         (445)      84,009
Deferred gain from hedging                (351)                -            -         (351)
Allowance for losses                    (1,930)           (2,106)        (102)      (4,138)
Cap Agreements                           4,923               320            -        5,243
Principal payment receivable            13,610               569            -       14,179
                               ----------------  ----------------  -----------  -----------
  Amortized cost, net                3,474,821           903,529       31,102    4,409,452
                               ----------------  ----------------  -----------  -----------
Gross unrealized gains                   5,462                29           65        5,556
                               ----------------  ----------------  -----------  -----------
Gross unrealized losses                (88,816)          (13,165)        (170)    (102,151)
                               ----------------  ----------------  -----------  -----------
  Fair value                   $     3,391,467   $       890,393   $   30,997   $4,312,857
                               ================  ================  ===========  ===========
  Carrying value               $     3,391,467   $       903,529   $   31,102   $4,326,098
                               ================  ================  ===========  ===========


          During the first nine months of 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $180,000 and recorded a $803,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date.

          The following tables summarize ARM loan delinquency  information as of
          September   30,  2000  and  December  31,  1999  (dollar   amounts  in
          thousands):


September  30,  2000
--------------------

                                                  Percent of  Percent of
                             Loan        Loan         ARM      Total
Delinquency Status          Count       Balance    Loans (1)  Assets
------------------------  ----------  -----------  ---------  -------

60 to 89 days                      1  $       210      0.02%    0.01%
90 days or more                    1          209      0.02     0.01
In foreclosure                     6        4,253      0.36     0.10
                          ----------  -----------  ---------  -------
                                   8  $     4,672      0.40%    0.12%
                          ==========  ===========  =========  =======


December 31, 1999
-----------------
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
                          ==========  ===========  =========  =======

     (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.179 billion and $1.108 billion at September 30, 2000 and December 31, 1999, respectively.


          The following table summarizes the activity for the allowance for losses on ARM loans for the nine months ended September 30, 2000 and 1999 (dollar amounts in thousands):

                            2000            1999
                        ===========    ============
Beginning  balance      $     2,208    $        804
Provision  for  losses          803           1,193
Charge-offs,  net                -               -
                        -----------    ------------
Ending  balance         $     3,011    $      1,997
                        ===========    ============

          During the quarter ended September 30, 2000, the Company securitized $13.7 million of ARM loans into Agency ARM securities. In addition, the Company sold ARM securities in the amount of $22.8 million at no gain or loss.

          As of September 30, 2000, the Company had commitments to purchase $199.7 million of ARM securities and $6.1 million of ARM loans.

          As of September 30, 2000, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the aggregate amount of $0.6 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that the above allowance is adequate to cover estimated losses from this property.

          The average effective yield on the ARM assets owned was 7.00% as of September 30, 2000 and 6.38% as of December 31, 1999. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets and the Cap Agreements, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

          The Company purchases Interest Rate Options Contracts as an alternative method of hedging the lifetime interest rate cap of ARM assets. Since these Options Contracts are purchased in connection with the Company's policy to hedge the lifetime cap of ARM assets along with the Company's Cap Agreements, they are included in the discussion about Cap Agreements below.

          As of September 30, 2000 and December 31, 1999, the Company had purchased Cap Agreements and Options Contracts with a remaining notional amount of $2.645 billion and $2.945 billion, respectively. The notional amount of the Cap Agreements and Options Contracts purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements and Options Contracts, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.93%. Of the Cap Agreements and Options Contracts owned by the Company as of September 30, 2000, $111.0 million are hedging the cost of financing Hybrid ARMs and $2.534 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.64%. The Cap Agreements and Options Contracts had an average maturity of 2.2 years as of September 30, 2000. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.333 billion over the period of the agreements, which expire between 2000 and 2004. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.

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

          As of September 30, 2000, the Company had outstanding $2.983 billion of reverse repurchase agreements with a weighted average borrowing rate of 6.75% and a weighted average remaining maturity of 3.8 months. As of September 30, 2000, $1.460 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to twelve months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at September 30, 2000 were collateralized by ARM assets with a carrying value of $3.282 billion, including accrued interest.

          At September 30, 2000, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

                   Within  30  days         $       967,395
                   31  to  89  days                 475,628
                   90  days  or  greater          1,540,470
                                            ---------------
                                            $     2,983,493
                                            ===============

          As of September 30, 2000, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of September 30, 2000, the Company had $110.3 million borrowed against these whole loan financing facilities at an effective cost of 7.19%. The amount borrowed on the whole loan financing agreements at September 30, 2000 was collateralized by ARM loans with a carrying value of $114.3 million, including accrued interest.

          One of the whole loan financing facility, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust which issues beneficial interests in the loans in the form of a note and a subordinated certificate, which are then used to collateralize borrowings.

          On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM
          securities.  As  part  of  this  transaction,   the  Company  retained
          ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of September 30, 2000, the Notes had a net balance of $638.4 million, an effective interest cost of 7.36%, which changes each month at a spread to one-month LIBOR. As of September 30, 2000, these Notes were collateralized by ARM loans with a principal balance of $673.9 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

          As of September 30, 2000, the Company was a counterparty to twenty interest rate swap agreements ("Swaps") having an aggregate notional balance of $575.8 million. As of September 30, 2000, these Swaps had a weighted average remaining term of 2.3 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 29 days to 186 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. As of September 30, 2000, the Swap Agreements were collateralized by ARM assets with a carrying value of $1.0 million, including accrued interest

          The total cash paid for interest was $62.0 million and $60.6 million during the quarters ended September 30, 2000 and 1999, respectively.

NOTE  4.  FAIR  VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2000 and December 31, 1999. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):


                                 September 30, 2000        December 31, 1999
                               -----------------------   ----------------------
                                Carrying      Fair       Carrying      Fair
                                 Amount       Value       Amount       Value
                               ----------  -----------  ----------  -----------
Assets:
  ARM assets                   $4,072,283  $4,056,506   $4,318,301  $4,305,060
  Cap Agreements/Options
    Contracts                       2,870       2,870        7,797       7,797

Liabilities:
  Collateralized notes payable    638,437     639,572      886,722     889,305
  Other borrowings                110,331     110,331       21,289      21,289
  Swap agreements                   7,577        (900)         749     (11,527)


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

          The Company's transactions in interest rate swap agreements and hedging activity using commitments to sell securities create off-balance-sheet risk. These instruments involve market and credit risk that is not recognized on the balance sheet. The principal risk related to the swap agreements is the possibility that a counterparty to the agreement may be unable or unwilling to meet the terms of the agreement. With respect to commitments to sell securities, there is a risk that the change in the value of the hedged item may not substantially offset the change in the value of the commitment. The Company reduces counterparty risk by dealing only with several experienced counterparties with AA or better credit ratings or a two-way collateral agreement is required.


NOTE  5.  COMMON  AND  PREFERRED  STOCK

          On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the quarter or nine-month period ended September 30, 2000. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

          On July 18, 2000, the Company declared the second quarter 2000 dividend of $0.23 per common share, which was paid on August 17, 2000 to common shareholders of record as of August 4, 2000.

          On October 17, 2000, the Company declared the third quarter 2000 dividend of $0.25 per common share, which will be paid on November 17, 2000 to common shareholders of record as of November 6, 2000.

          On September 15, 2000, the Company declared a third quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on October 10, 2000 to preferred shareholders of record as of September 30, 2000.

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

          During the quarter ended September 30, 2000, there were not any options or DERs granted or exercised. During the nine month period ended September 30, 2000, there were 210,022 options granted to buy common shares at an average exercise price of $7.43 along with 215,500 DERs. As of September 30, 2000, the Company had 999,495 options outstanding at exercise prices of $7.375 to $22.625 per share, 686,828 of which were exercisable. The weighted average exercise price of the options outstanding was $13.80 per share. As of the September 30, 2000, there were 377,675 DERs outstanding, of which 349,514 were vested, and 34,861 PSRs outstanding. In addition, the Company recorded an expense associated with the DERs and the PSRs of $108,000 and $154,000 for the three and nine month periods ended September 30, 2000, respectively, and $26,000 and $72,000 for the three and nine month periods ended September 30, 1999, respectively.

          Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes mature in 2006 and 2007and accrue interest at rates that range from 5.47% to 6.25% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of September 30, 2000, there were $4.6 million of notes receivable from stock sales outstanding.

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

          On October 17, 2000, the Board of Directors and the Manager agreed to amendments to the Agreement that included a 0.05% increase to the base management fee formula, effectively immediately, and a cost of living clause that will adjust the base management fee formula by the change in the Consumer Price Index over the previous twelve month period, effective as of each annual review of the Agreement. The 0.05% adjustment to the base management fee formula is expected to increase the cost of the base management fee by approximately $200,000 on an annual basis.

          For the quarters ended September 30, 2000 and 1999, the Company paid the Manager $1,029,000 and $1,023,000, respectively, in base management fees in accordance with the terms of the Agreements. For the nine month periods ended September 30, 2000 and 1999, the Company paid the Manager base management fees of $3,086,000 and $3,061,000, respectively.

          The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters and nine-month periods ended September 30, 2000 and 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten year U.S. Treasury Rate plus 1%.

          Beginning in August 1999, the Company's wholly owned REIT qualified subsidiaries entered into separate lease agreements with the Manager for office space in Santa Fe. During the quarter and nine-month period ended September 30, 2000, the combined amount of rent paid to the Manager was $9,000 and $24,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "plan," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets and the timing of new programs. The statements in the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL
-------

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has three qualified REIT subsidiaries that are involved in financing its mortgage loan assets. The three financing subsidiaries, Thornburg Mortgage Funding Corporation, Thornburg Mortgage Acceptance Corporation and Thornburg Mortgage Acceptance Corporation II, are consolidated in the Company's financial statements and federal and state tax returns. In 1999, the Company formed a new qualified REIT subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), to originate loans for the Company according to the Company's underwriting guidelines. This subsidiary received its HUD license during the second quarter of 2000 and commenced marketing and originating ARM loans for the Company's portfolio during the third quarter of 2000.

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

Acquisition  of  FASLA  Holding  Company

On December 23, 1999, the Company and the Manager entered into an agreement to purchase FASLA Holding Company, whose principal holding is First Arizona Savings, a privately held Phoenix-based federally chartered thrift institution with six retail branch offices and, at that time, $138 million in assets. The cash purchase price was $15 million, subject to certain adjustments. The purchase agreement expired on August 31, 2000 and both parties mutually agreed not to extend the agreement. The acquisition had been subject to regulatory approval which had not yet been obtained as of August 31, 2000. Although the Company may pursue other similar transactions in the future, as part of its business plan to originate mortgage loans nationwide, the Company has decided to apply for mortgage licenses on a state-by-state basis at this time. The Company expects to have applied for licenses in a significant number of states by the end of 2000 and has commenced originating mortgage loans as of the end of September in Texas, Colorado and New Mexico.

Mortgage  Banking  Operations

The Company plans to convert its qualified REIT subsidiary, TMHL, into a taxable REIT subsidiary during the fourth quarter of 2000 and to operate it as a full service mortgage banking subsidiary. This mortgage banking subsidiary's primary business will be to acquire residential mortgage loans, through bulk acquisition as well as through both the Company's correspondent network and direct retail origination. TMHL will then securitize the ARM and Hybrid ARM loans for sale to the Company at fair market value. This subsidiary is also expected to originate fixed-rate loans for sale to third parties and to generate servicing revenues, primarily in connection with secured loans sold to the Company. TMHL is developing a variable cost model by entering into third-party contracts to process, underwrite, close and service loans rather than making the initial and ongoing investment of operating these functions internally. As part of this variable-cost model, the administrative staff experienced in these functions and responsible for overseeing these functions will be transferred from the Manager to TMHL. Since TMHL will be engaged in businesses and generating revenues that are not REIT qualified, it will be operated as a taxable REIT subsidiary and will file a separate tax return. As a result of changes to the Internal Revenue Code effective January 1, 2001, the Company expects to consolidate this subsidiary for financial statement purposes.

FINANCIAL  CONDITION
--------------------

At September 30, 2000, the Company held total assets of $4.140 billion, $4.075 billion of which consisted of ARM assets, as compared to $4.376 billion and $4.326 billion, respectively, at December 31, 1999. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At September 30, 2000, 94.8% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 85.6% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (10.7%) or investments in floating rate classes of CBOs (3.7%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at September 30, 2000 and December 31, 1999 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                        ARM  ASSETS  BY  ISSUER  AND  CREDIT  RATING
                              (Dollar  amounts  in  thousands)

                                 September 30, 2000         December 31, 1999
                              ------------------------  -------------------------
                                Carrying     Portfolio    Carrying     Portfolio
                                 Value          Mix         Value         Mix
                              -----------   ----------  ------------   ----------
HIGH QUALITY:
  FHLMC/FNMA                  $2,071,044         50.8%   $2,068,152         47.8%
  Privately Issued:
    AAA/Aaa Rating             1,385,640 (1)     34.1     1,585,099 (1)     36.6
    AA/Aa Rating                 366,778          9.0       459,858         10.6
                              -----------   ----------  ------------   ----------
      Total Privately Issued   1,752,418         43.1     2,044,957         47.2
                              -----------   ----------  ------------   ----------

                              -----------   ----------  ------------   ----------
      Total High Quality       3,823,462         93.9     4,113,109         95.0
                              -----------   ----------  ------------   ----------

OTHER INVESTMENT:
  Privately Issued:
    A Rating                      13,885          0.3        49,995          1.2
    BBB/Baa Rating                70,152          1.7        84,929          2.0
    BB/Ba Rating or below         41,314 (1)      1.0        46,963 (1)      1.1
  Whole loans                    126,340          3.1        31,102          0.7
                              -----------   ----------  ------------   ----------
      Total Other Investment     251,691          6.1       212,989          5.0
                              -----------   ----------  ------------   ----------

      Total ARM Portfolio     $4,075,153        100.0%   $4,326,098        100.0%
                              ==========   ===========  ============   ==========

-------------------------
(1) AAA Rating category includes $651.3 million and $781.8 million as of September 30, 2000 and December 31, 1999, respectively, of ARM loans that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.3 million and $32.2 million as of September 30, 2000 and December 31, 1999, respectively. The subordinated certificate is included in the BB/Ba Rating category.


As of September 30, 2000, the Company had reduced the cost basis of its ARM securities by $1,997,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the nine months ended September 30, 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $180,000 and recorded a $803,000 provision for estimated credit losses on its loan portfolio, although no actual losses have been realized in the loan portfolio to date. As of September 30, 2000, the Company's ARM loan portfolio included 8 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $4.7 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of a foreclosure process in the amount of $0.6 million. The average original effective loan-to-value ratio on these 8 delinquent loans and REO is approximately 63%. As of September 30, 2000, the Company had $3.0 million of reserves for estimated credit losses for loans and REO. The Company believes this level of reserves is adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                             ARM  ASSETS  BY  INDEX
                       (Dollar  amounts  in  thousands)

                                            September 30, 2000       December 31, 1999
                                           ----------------------  ---------------------
                                           Carrying     Portfolio   Carrying   Portfolio
                                             Value         Mix       Value        Mix
                                           ----------  ----------  ----------  ---------
ARM ASSETS:
    INDEX:
     One-month LIBOR                       $  675,486       16.6%  $  680,449      15.7%
     Three-month LIBOR                        150,643        3.7      170,384       3.9
     Six-month LIBOR                          472,500       11.6      626,616      14.5
     Six-month Certificate of Deposit         255,186        6.3      304,621       7.0
     Six-month Constant Maturity Treasury      23,630        0.6       37,781       0.9
     One-year Constant Maturity Treasury    1,236,811       30.3    1,359,229      31.4
     Cost of Funds                            173,697        4.2      213,800       5.0
                                           ----------  ----------  ----------  ---------
                                            2,987,953       73.3    3,392,880      78.4
                                           ----------  ----------  ----------  ---------

HYBRID ARM ASSETS                           1,087,200       26.7      933,218      21.6
                                           ----------  ----------  ----------  ---------
                                           $4,075,153      100.0%  $4,326,098     100.0%
                                           ==========  ==========  ==========  =========

The ARM portfolio had a current weighted average coupon of 7.68% at September 30, 2000. This consisted of an average coupon of 6.75% on the hybrid portion of the portfolio and an average coupon of 8.04% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 8.27%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1999, the ARM portfolio had a weighted average coupon of 7.08%. This consisted of an average coupon of 6.54% on the hybrid portion of the portfolio and an average coupon of 7.22% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.79%, based upon the composition of the portfolio and the applicable indices at the time. The higher average interest coupon on the ARM portfolio as of September 30, 2000 compared to the end of 1999 is reflective of Federal Reserve Board interest rate increases that have been occurring since June of 1999. The average interest rate on the ARM portion of the portfolio is expected to continue to rise to the "fully indexed" rate.

At September 30, 2000, the current yield of the ARM assets portfolio was 7.00%, compared to 6.38% as of December 31, 1999, with an average term to the next repricing date of 346 days as of September 30, 2000, compared to 344 days as of December 31, 1999. As of September 30, 2000, hybrid ARMs comprised 26.7% of the total ARM portfolio, up from 21.6% as of the end of 1999. The Company finances its hybrid ARM portfolio with longer term borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The increase in the yield of 0.62% as of September 30, 2000, compared to December 31, 1999, is primarily due to the increased weighted average interest rate coupon discussed above, which increased by 0.60%. The change in the yield adjustment from amortizing the net portfolio premium had the effect of decreasing the yield by 0.05%. The yield improved as a result of lower hedging cost, which decreased by 0.08%, as higher cost hedges matured and were replaced with lower cost hedges. The impact of non-interest earning principal payments receivables increased slightly during the third quarter of 2000, decreasing the portfolio yield by 0.01%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of September 30, 2000. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                            Average      High        Low
                           ---------  -----------  -------
Unpaid principal balance   $279,596   $3,450,000   $2,208
Coupon rate on loans           7.65%       10.00%    5.50%
Pass-through rate              7.32%        9.61%    5.11%
Pass-through margin            1.96%        5.06%    0.36%
Lifetime cap                  12.91%       16.75%    9.75%
Original Term (months)          354          480       72
Remaining Term (months)         324          447       49


Geographic Distribution (Top 5 States):      Property type:
     California                 27.60%          Single-family           65.44%
     Florida                    10.06           DeMinimus PUD           19.44
     Georgia                     6.85           Condominium              9.95
     New York                    6.45           Other                    5.17
     New Jersey                  4.44

Occupancy status:                            Loan purpose:
     Owner occupied             85.76%          Purchase                59.67%
     Second home                10.02           Cash out refinance      22.81
     Investor                    4.22           Rate & term refinance   17.52

Documentation type:                          Periodic Cap:
     Full/Alternative           93.51%          None                    55.14%
     Other                       6.49           2.00%                   43.36
                                                1.00%                    0.43
Average effective original                      0.50%                    1.07
     Loan-to-value:            68.55%

During the quarter ended September 30, 2000, the Company purchased $205.4 million of ARM assets, 44.5% of which were High Quality ARM securities, 1.0% were Other Investment ARM securities, 50.1% were whole loans purchased in the secondary market and 4.4% were ARM loans acquired through the Company's correspondent loan network. Of the ARM assets acquired during the third quarter of 2000, approximately 69% were Hybrid ARMs, 29% were indexed to U.S. Treasury bill rates and 2% were ARMs indexed to other indexes. The Company also recorded the unsettled purchase of $93.2 million of Agency ARM securities, most of which are indexed to the one-year treasury rate, as of September 30, 2000. Additionally, as of September 30, 2000, the Company has commitments to purchase approximately $199.7 million of ARM securities that are being created during the fourth quarter of 2000, all of which will be high quality and indexed to the one-year treasury rate, and $6.1 million of loans through its correspondent network.

During the nine months ended September 30, 2000, the Company purchased $650.2 million of ARM assets, 75.5% of which were High Quality ARM securities, 4.2% were Other Investment ARM securities and 20.3% were ARM loans. Of the ARM assets acquired during the first nine months of 2000, approximately 45% were indexed to U.S. Treasury bill rates, 45% were Hybrid ARMs and 10% were indexed to LIBOR.

During the three month period ended September 30, 2000, the Company sold one asset for $22.8 million for its carrying value and did not record any gain or loss. During the three month period ended June 30, 2000, the Company re-securitized Other Investment ARM securities with a $94.0 million par value, and a carrying value of $89.4 million, into a new series of securities, $56.1 million of which was rated AAA, an interest only strip with a notional balance of $45.0 million rated AAA, $11.7 million of which rated AA and the remaining $26.2 million rated below AA. As a part of the re-securitization transaction, the Company sold the AAA and AA rated ARM securities for a $49,000 gain and retained the AAA rated interest only strip and the other securities rated below AA. These are the only asset sales that occurred during the first nine months of 2000.

For the quarter ended September 30, 2000, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 18% compared to 22% for the quarter ended September 30, 1999 and 16% for the quarter ended June 30, 2000. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale decreased by 0.57% from a negative adjustment of 2.40% of the portfolio as of December 31, 1999, to a negative adjustment of 2.97% as of September 30, 2000. This price decrease was primarily due to the effect of rising interest rates. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale increased from $83.4 million as of December 31, 1999, to $101.0 million as of September 30, 2000. The fair value of the Company's portfolio of ARM assets excludes an adjustment for fair value changes in Swap Agreements, since the Swap Agreements hedge liabilities, i.e. the financing of Hybrid ARMs. As of September 30, 2000, the unrecorded positive fair value adjustment for Swap Agreements was $8.5 million. As of September 30, 2000, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale increased by 0.17% from a negative adjustment of 3.14% of the portfolio as of June 30, 2000, to a negative adjustment of 2.97% as of September 30, 2000. The price improvement was, in part, due to the rise in the interest rate coupon on the ARM portfolio as a portion of the portfolio has had a chance to reset to the current interest rate level. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased from $106.6 million as of June 30, 2000, to $101.0 million as of September 30, 2000.

The Company has purchased Cap Agreements and Options Contracts in order to hedge exposure to changing interest rates. The majority of the Cap Agreements and all of the Options Contracts have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These hedging instruments act to reduce the effect of the lifetime or maximum interest rate cap limitation. These hedging instruments purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At September 30, 2000, the Cap Agreements and Options Contracts owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $2.534 billion with an average final maturity of 2.2 years, compared to a remaining notional balance of $2.810 billion with an average final maturity of 2.2 years at December 31, 1999. Pursuant to the terms of these hedging instruments, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 12.50% and average approximately 10.10%. The Company has also entered into Cap Agreements with a notional balance of $111.0 as of September 30, 2000 in connection with hedging the fixed rate period of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements that generally corresponds to within one year of the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of September 30, 2000 would receive cash payments if the one-month LIBOR Index increases above certain specified levels, which range from 5.75% to 6.00% and average approximately 5.94% and have a remaining term of 2.8 years. The fair value of Cap Agreements and Options Contracts also tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At September 30, 2000, the fair value of the Company's Cap Agreements and Options Contracts was $2.6 million, $1.0 million less than the amortized cost of these hedging instruments.

The following table presents information about the Company's Cap Agreement and Options Contract portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of September 30, 2000:


           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                        (Dollar  amounts  in  thousands)

  Hedged       Weighted    Cap Agreement/                     Weighted
ARM Assets     Average    Options Contract                    Average
Balance (1)    Life Cap   Notional Balance   Strike Price   Remaining Term
------------  ----------  -----------------  -------------  --------------

      26,953       8.01%  $          26,000          7.10%       2.5 Years
     138,530       8.29             140,000          7.50              0.2
     546,558       9.67             546,826          8.00              1.7
      24,849      10.76              25,000          9.00              2.0
      62,199      10.93              62,019          9.50              2.0
     371,272      11.38             371,529         10.00              1.9
     210,894      11.94             210,384         10.50              1.5
     455,042      12.40             454,423         11.00              2.9
     279,964      12.79             280,000         11.50              3.9
     382,822      13.51             382,818         12.00              2.8
      92,776      15.83              35,454         12.50              1.2
------------  ----------  -----------------  -------------  --------------
   2,591,859      11.64%  $       2,534,453         10.10%       2.2 Years
============  ==========  =================  =============  ==============

------------------------
     (1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of September 30, 2000, the Company was a counterparty to twenty interest rate swap agreements ("Swaps") having an aggregate notional balance of $575.8 million. As of September 30, 2000, these Swaps had a weighted average remaining term of 2.3 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 29 days to 186 days. The Swaps hedge the cost of financing Hybrid ARMs to within a one year duration of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of September 30, 2000 was 2.8 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000

For the quarter ended September 30, 2000, the Company's net income was $7,016,000, or $0.25 per share (Basic and Diluted EPS) compared to $7,155,000, or $0.26 per share (Basic and Diluted EPS) for the quarter ended September 30, 1999. There were 21,490,000 weighted average common shares outstanding during both periods. Net interest income for the quarter totaled $8,978,000, compared to $9,332,000 for the same period in 1999. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the third quarter of 2000 the Company did not record any gain or loss from the sale of assets whereas, during the third quarter of 1999, the Company recorded a gain of $15,000 from the sale of assets. Additionally, during the third quarter of 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $270,000 for estimated credit losses, compared to $764,000 during the same quarter of 1999. During the third quarter of 2000, the Company incurred operating expenses of $1,692,000, consisting of a base management fee of $1,029,000 and other operating expenses of $663,000. During the same period of 1999, the Company incurred operating expenses of $1,428,000, consisting of a base management fee of $1,023,000 and other operating expenses of $405,000. Total operating expenses were 0.16% as a percentage of average assets for the three months ended September 30, 2000, compared to 0.13% for the third quarter of 1999.

The Company's return on average common equity was 6.56% for the quarter ended September 30, 2000 compared to 6.75% for the quarter ended September 30, 1999 and compared to 6.50% for the prior quarter ended June 30, 2000. The Company's return on equity was higher in this past quarter compared to the prior quarter primarily because the yield on the Company's ARM portfolio increased more than its cost of funds, improving the net interest spread for the respective quarters from an average of 0.23% for the second quarter of 2000 to 0.26% for the third quarter of 2000. The yield on the Company's ARM portfolio increased from 6.73% for the second quarter of 2000 to 6.99% for the third quarter, an improvement of 0.26%. The Company's average cost of funds for the most recent quarter increased by 0.23%, from 6.50% for the prior quarter to 6.73% for the third quarter of 2000. Based on market interest rates as of September 30, 2000 and interest rate re-pricing characteristics of the Company's ARM portfolio and borrowings, the Company expects the ARM portfolio yield to continue to increase more than the Company's cost of funds during the fourth quarter as well.
However, there is uncertainty regarding future Federal Reserve actions to increase or decrease interest rates in the future.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:

                                     COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                             ROE in
                                          Gain                                                              Excess of
                  Net                    (Loss)    G & A                                 Net      10-Year    10-Year
  For the      Interest     Provision    on ARM   Expense                 Preferred    Income/   US Treas   US Treas
  Quarter       Income/    For Losses/   Sales/     (2)/    Performance   Dividend/    Equity     Average    Average
   Ended        Equity        Equity     Equity    Equity   Fee/ Equity     Equity      (ROE)      Yield      Yield
------------  -----------  ------------  -------  --------  ------------  ----------  ---------  ---------  --------
Mar 31, 1998       14.13%         0.48%    1.89%     1.62%         0.94%       2.06%     10.91%      5.60%     5.31%
Jun 30, 1998        9.15%         0.53%    1.76%     1.58%            -        1.96%      6.83%      5.60%     1.23%
Sep 30, 1998        6.82%         0.66%    0.89%     1.54%            -        1.97%      3.54%      5.24%    -1.70%
Dec 31, 1998        7.27%         0.76%   -4.88%     1.57%            -        2.01%     -1.95%      4.66%    -6.61%
Mar 31, 1999        8.07%         0.84%       -      1.58%            -        2.05%      3.60%      4.98%    -1.38%
Jun 30, 1999       11.17%         0.85%    0.04%     1.70%            -        2.05%      6.60%      5.54%     1.06%
Sep 30, 1999       11.48%         0.94%    0.02%     1.76%            -        2.05%      6.75%      5.88%     0.87%
Dec 31, 1999       11.09%         0.89%       -      1.86%            -        2.05%      6.29%      6.14%     0.15%
Mar 31, 2000       11.49%         0.41%       -      1.82%            -        2.06%      7.20%      6.47%     0.73%
Jun 30, 2000       10.74%         0.47%    0.06%     1.78%            -        2.05%      6.50%      6.18%     0.32%
Sep 30, 2000       11.01%         0.33%       -      2.08%            -        2.05%      6.56%      5.89%     0.67%

---------------------
(1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
(2)     Excludes  performance  fees.


The modest decline in the Company's return on common equity in the third quarter of 2000, compared to the third quarter of 1999, is primarily due to the effect of lower net interest income and higher operating expenses, which were partially offset by a decrease in the Company's provision for losses.

The following table presents the components of the Company's net interest income for the quarters ended September 30, 2000 and 1999:


                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                    2000         1999
                                               ------------  -------------

Coupon interest income on ARM assets           $    74,738   $     74,078
Amortization  of  net  premium                      (3,885)        (5,240)
Amortization  of  Cap  Agreements                     (467)        (1,368)
Amortization  of  deferred gain from hedging           285            185
Cash  and  cash  equivalents                           346            300
                                               ------------  -------------
     Interest  income                               71,017         67,955
                                               ------------  -------------

Reverse  repurchase  agreements                     50,867         43,609
AAA  notes  payable                                 12,375         14,179
Other  borrowings                                      462             31
Interest  rate  swaps                               (1,665)           804
                                               ------------  -------------
     Interest  expense                              62,039         58,623
                                               ------------  -------------

Net  interest  income                          $     8,978   $      9,332
                                               ============  =============


As presented in the table above, the Company's net interest income was $0.4 million lower in the third quarter of 2000 compared to the same three months of 1999. The Company's interest income was $3.1 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during the third quarter of 2000 as compared to the same period in 1999. The Company's amortization expense for Cap Agreements has also declined, improving interest income further. This amortization expense has declined as the Company's more expensive Cap Agreements have expired and have been replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consists of ARMs that do not have lifetime caps and Hybrid ARMs that are generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period. The Company's interest expense was $3.4 million higher in the third quarter of 2000 compared to the same three months of 1999. This interest expense increase reflects the Federal Reserve Board actions to increase short-term interest rates by 1.75% since June of 1999. The Company's hedging of its Hybrid ARM assets in the form of Swap Agreements mitigated the Federal Reserve Board actions by offsetting a portion of the increase in interest expense by $2.5 million, as presented in the table above.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the quarters ended September 30, 2000 and 1999:

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                            For the Quarter Ended  For the Quarter Ended
                                             September 30, 2000    September 30, 1999
                                          -----------------------  ---------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          ----------  -----------  ----------  ---------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $4,046,485        6.99%  $4,538,040      5.97%
     Cash and cash equivalents                19,605        7.00       14,038      3.57
                                          ----------  -----------  ----------  ---------
                                           4,066,090        6.99    4,552,078      5.97
                                          ----------  -----------  ----------  ---------

Interest Bearing Liabilities:
     Borrowings                            3,688,518        6.73    4,181,869      5.61
                                          ----------  -----------  ----------  ---------

Net Interest Earning Assets and Spread    $  377,572        0.26%  $  370,209      0.36%
                                          ==========  ===========  ==========  =========

Yield on Net Interest Earning Assets (1)                    0.88%                  0.82%
                                                      ===========              =========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.


As a result of the yield on the Company's interest-earning assets increasing to 6.99% during the three months ended September 30, 2000 from 5.97% during the same period of 1999 and the Company's cost of funds increasing to 6.73% from 5.61% during the same time periods, net interest income decreased by $354,000. This decrease in net interest income is the combination of a rate variance and a volume variance. There was a net unfavorable rate variance of $165,000, primarily due to an unfavorable rate variance on borrowings of $11,714,000, which was partially offset by a favorable rate variance of $11,549,000 on the Company's ARM assets portfolio and other interest-earning assets. The decreased average size of the Company's portfolio during the third quarter of 2000 compared to the same period in 1999 decreased net interest income in the amount of $189,000. The average balance of the Company's interest-earning assets was $4.066 billion during the third quarter of 2000, compared to $4.552 billion during the third quarter of 1999 -- a decrease of 11%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:


          COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                   (Dollar amounts in millions)


                                                                                              Yield on
               Average   Wgt Avg                         Yield on                               Net
As of the     Interest    Fully    Weighted              Interest                   Net       Interest
Quarter        Earning   Indexed    Average     Yield    Earning    Cost of      Interest     Earning
Ended          Assets     Coupon    Coupon     Adj (2)    Assets     Funds        Spread       Assets
------------  ---------  --------  ---------  ---------  --------  -------------  -----------  ------
Mar 31, 1998  $ 4,859.7     7.47%      7.47%      1.23%     6.24%      5.74%       0.50%        0.92%
Jun 30, 1998  $ 4,918.3     7.51%      7.44%      1.50%     5.94%      5.81%       0.13%        0.56%
Sep 30, 1998  $ 4,963.7     6.97%      7.40%      1.52%     5.88%      5.78%       0.09%        0.46%
Dec 31, 1998  $ 4,526.2     6.79%      7.28%      1.42%     5.86%      5.94% (3)  -0.08% (3)    0.61%
Mar 31, 1999  $ 4,196.4     6.85%      7.03%      1.31%     5.71%      5.36%       0.35%        0.63%
Jun 30, 1999  $ 4,405.3     7.10%      6.85%      1.11%     5.74%      5.40%       0.34%        0.82%
Sep 30, 1999  $ 4,552.1     7.20%      6.85%      0.76%     6.09%      5.74%       0.35%        0.82%
Dec 31, 1999  $ 4,449.0     7.51%      7.08%      0.70%     6.38%      6.47% (3)  -0.09% (3)    0.81%
Mar 31, 2000  $ 4,471.0     7.77%      7.26%      0.68%     6.58%      6.32%       0.26%        0.83%
Jun 30, 2000  $ 4,344.6     7.87%      7.48%      0.59%     6.89%      6.75%       0.15%        0.81%
Sep 30, 2000  $ 4,066.1     7.84%      7.68%      0.68%     7.00%      6.72%       0.29%        0.88%

---------------
     (1)  Yield  on  Net  Interest   Earning  Assets  is  computed  by  dividing
          annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
     (2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above.
     (3) The year-end cost of funds and net interest spread are commonly affected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.


                COMPONENTS OF THE YIELD ADJUSTMENTS  ON ARM ASSETS

                                                     Amort of
                            Impact of                Deferred
As of the      Premium/     Principal                Gain From    Total
Quarter        Discount      Payments      Hedging    Hedging     Yield
Ended           Amort       Receivable    Activity   Activity   Adjustment
------------  ----------  --------------  ---------  ---------  ----------
Mar 31, 1998       0.98%           0.16%      0.13%     (0.04)%      1.23%
Jun 30, 1998       1.24%           0.17%      0.13%     (0.04)%      1.50%
Sep 30, 1998       1.25%           0.18%      0.13%     (0.04)%      1.52%
Dec 31, 1998       1.18%           0.14%      0.14%     (0.04)%      1.42%
Mar 31, 1999       1.09%           0.10%      0.15%     (0.03)%      1.31%
Jun 30, 1999       0.87%           0.13%      0.13%     (0.02)%      1.11%
Sep 30, 1999       0.51%           0.13%      0.13%     (0.01)%      0.76%
Dec 31, 1999       0.51%           0.09%      0.11%     (0.01)%      0.70%
Mar 31, 2000       0.57%           0.07%      0.07%     (0.03)%      0.68%
Jun 30, 2000       0.46%           0.10%      0.06%     (0.03)%      0.59%
Sep 30, 2000       0.56%           0.10%      0.05%     (0.03)%      0.68%

As of September 30, 2000, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 7.00%, compared to 6.89% as of June 30, 2000-- an increase of 0.11%. The Company's cost of funds as of September 30, 2000, was 6.72%, compared to 6.75% as of June 30, 2000 -- a decrease of 0.03%.

As a result of these changes, the Company's net interest spread as of September 30, 2000 was 0.29%, compared to 0.15% as of June 30, 2000. The increase in the net interest spread is largely attributable to the increase in the yield on the Company's ARM portfolio, coupled with a slight decrease in the Company's cost of funds. As discussed in the Company's quarterly report on Form 10-Q dated June 30, 2000, the Federal Reserve raised short-term interest rates by 0.25% at the end of March and another 0.50% at the end of May and has not taken any action to raise short-term interest rates since that time. As a result, the interest rate on the Company's various sources of borrowings had increased by 0.54% by the end of June, but this was partially offset by the Company's use of Swap Agreements such that the total cost of the Company's borrowings, including the effect of hedging, only increased by the 0.43% to 6.75%. Since that time, short-term interest rates have been relatively stable and, in fact, the Company's cost of funds has improved slightly to 6.72%, when including the effect of hedging in the form of Swap Agreements. Due to the repricing and maturity characteristics of the Company's borrowings compared to the Company's assets, the Company's borrowings react quicker to changes in interest rates, but the Company's ARM assets also reprice to changes in interest rates, but over a longer period of time. On average, as of the end of September 2000, the Company's borrowings reprice in 186 days whereas the Company's assets, on average, reprice in 346 days. Since the Federal Reserve did not increase rates during the third quarter of 2000, the Company's ARM assets, as expected, have repriced more than the Company's borrowings and, therefore, the Company's margins, interest rate spread and net income have improved.

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. The Company has been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. In March of this year, the U.S. Treasury announced that it would adjust its monthly auction of one-year treasury bills to quarterly and that it would cease auctioning the one-year treasury bill next year. As a consequence, a shortage of one-year bills has developed, increasing its cost and lowering its yield. Therefore, the relationship between the one-year treasury index and LIBOR was negatively impacted during the second and third quarters of 2000 after improving during 1999 and early 2000. The Company does not know when or if this relationship will improve, although it expects that once the U.S. Treasury ceases to auction new one-year treasury bills, that the method to compute the one-year index will be based on outstanding U.S. treasury debt one year from maturity which may improve the relationship back to its historical average. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to one-year U.S. Treasury rates to 30.5% at September 30, 2000 from 49.0% as of the end of 1997. The data is as follows:

           ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES


                                                          Average Spread
                                                          Between 1 Year
                                                          U.S. Treasury      Percent of ARM
                       Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Indexed
                        U.S. Treasury     Month LIBOR       Month LIBOR       to 1 Year U.S.
For the Year Ended      Rates During      Rates During      Rates During    Treasury Rates at
December 31,               Period            Period            Period         End of Period
---------------------  ---------------  ----------------  ----------------  ------------------
1993                             3.43%             3.25%             0.18%               20.9%
1994                             5.32%             4.61%             0.71%               15.5%
1995                             5.94%             6.01%            -0.07%               19.3%
1996                             5.52%             5.48%             0.04%               45.4%
1997                             5.63%             5.69%            -0.06%               49.0%
1998                             5.05%             5.57%            -0.52%               34.7%
1999                             5.08%             5.33%            -0.25%               31.4%

For the Quarter Ended
---------------------
Mar 31, 1998                     5.32%             5.66%            -0.34%               44.3%
Jun 30, 1998                     5.41%             5.68%            -0.27%               38.8%
Sep 30, 1998                     5.10%             5.62%            -0.52%               37.5%
Dec 31, 1998                     4.39%             5.32%            -0.93%               34.7%
Mar 31, 1999                     4.67%             4.98%            -0.31%               34.8%
Jun 30, 1999                     4.88%             5.02%            -0.14%               32.5%
Sep 30, 1999                     5.16%             5.36%            -0.20%               30.5%
Dec 31, 1999                     5.62%             5.96%            -0.34%               31.4%
Mar 31, 2000                     6.19%             6.02%             0.17%               31.7%
Jun 30, 2000                     6.22%             6.55%            -0.33%               29.8%
Sep 30, 2000                     6.13%             6.66%            -0.53%               30.5%

The Company's provision for estimated credit losses decreased in the third quarter of 2000 compared to the same period in 1999, in part, because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its estimate of credit losses for these two securities. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market. Additionally, during the third quarter, the Company decided to reduce its rate of providing for losses on its whole loan credit exposure. During the third quarter the Company reviewed the level of its loan loss reserves and reviewed its identifiable loss exposure to currently delinquent loans and the lack of any losses to date recorded in the portfolio and came to the conclusion that its loan loss reserves had reached a level that it was appropriate to reduce the rate at which the Company is recording provisions. The Company will continue to review economic conditions and the quality of its loan portfolio and periodically adjust the rate at which it provides for losses. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third party credit enhancement agreements. As of September 30, 2000, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 28.9% of the Company's portfolio of ARM assets or $1.179 billion. To date, the Company has not experienced any actual losses in its whole loan portfolio, although losses are expected and are being estimated as the portfolio ages.

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

               RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                              (Dollar amounts in thousands)

                                                Quarters Ending September 30,
                                               -------------------------------
                                                     2000           1999
                                               ---------------  --------------
Net income                                     $        7,016   $       7,155
  Additions:
    Provision for credit losses                           270             764
    Net compensation related items                        179              95
  Deductions:
    Dividend on Series A Preferred Shares              (1,670)         (1,670)
    Capital loss carryover from 1998                        -             (15)
    Actual credit losses on ARM securities               (265)           (140)
                                               ---------------  --------------
Taxable net income                             $        5,530   $       6,189
                                               ---------------  --------------

                                               ---------------  --------------
Taxable income per share                       $         0.26   $        0.29
                                               ===============  ==============

For the quarter ended September 30, 2000, the Company's ratio of operating expenses to average assets was 0.16% compared to 0.13% for the same period in 1999 and 0.13% for the prior quarter ended June 30, 2000. The ratio of operating expenses to average assets increased by 0.01% because of the decrease in the average assets of the Company from the level of average assets during the third quarter of 1999 and the second quarter of 2000. The Company decreased average assets during the third quarter of 2000 due to concerns over Federal Reserve actions to raise interest rates. The Company expects to increase the level of assets during the fourth quarter of 2000 back to a level comparable to prior periods, since the Federal Reserve did not take any actions to increase short-term interest rates during the third quarter and it does not appear likely that it will take any further actions to raise short-term interest rates until the end of the fourth quarter, if then. The Company has also experienced a modest increase in certain expenses, namely legal and public relations, related to its development of a direct loan origination capability. The Company also experienced an increase in its expense for DERs and PSRs with the increase in the number granted during the second quarter of 2000 and the effect of the rising stock price for the Company's common stock. As the Company's common stock price changes, the Company records a market value adjustment to its liability in connection with outstanding PSRs.

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

The following table highlights the quarterly trend of operating expenses as a percent of average assets:


                       ANNUALIZED OPERATING EXPENSE RATIOS

               Management Fee &                         Total
For the         Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  --------------
Mar 31, 1998               0.10%              0.06%           0.16%
Jun 30, 1998               0.10%                 -            0.10%
Sep 30, 1998               0.10%                 -            0.10%
Dec 31, 1998               0.11%                 -            0.11%
Mar 31, 1999               0.12%                 -            0.12%
Jun 30, 1999               0.12%                 -            0.12%
Sep 30, 1999               0.13%                 -            0.13%
Dec 31, 1999               0.13%                 -            0.13%
Mar 31, 2000               0.13%                 -            0.13%
Jun 30, 2000               0.13%                 -            0.13%
Sep 30, 2000               0.16%                 -            0.16%

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000

For the nine months ended September 30, 2000, the Company's net income was $21,495,000, or $0.77 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $18,787,000, or $0.64 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding for the nine months ended September 30, 1999. Net interest income for this most recent nine month period totaled $27,047,000, compared to $24,970,000 for the same period in 1999. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first nine months of 2000, the Company recorded a gain on the sale of ARM securities of $49,000 as compared to a gain of $50,000 during the same period of 1999. Additionally, during the first nine months of 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $983,000 for potential credit losses, compared to $2,139,000 during the same period of 1999. During the nine months ended September 30, 2000, the Company incurred operating expenses of $4,618,000, consisting of a base management fee of $3,086,000 and other operating expenses of $1,532,000. During the same period of 1999, the Company incurred operating expenses of $4,094,000, consisting of a base management fee of $3,061,000 and other operating expenses of $1,033,000.

The Company's return on average common equity was 6.8% for the nine months ended September 30, 2000 compared to 5.7% for the nine months ended September 30, 1999. The primary reasons for the higher return on average common equity is a higher interest rate spread, as discussed below, and the lower level of provisions for credit losses.

The following table presents the components of the Company's net interest income for the six month periods ended June 30, 2000 and 1999:


                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                               2000       1999
                                            ---------  ---------
Coupon interest income on ARM assets        $229,124   $215,654
Amortization of net premium                  (12,226)   (22,845)
Amortization of Cap Agreements                (1,938)    (4,090)
Amortization of deferred gain from hedging       882        773
Cash and cash equivalents                        966      1,195
                                            ---------  ---------
     Interest income                         216,808    190,687
                                            ---------  ---------

Reverse repurchase agreements                151,237    117,445
AAA notes payable                             40,722     44,822
Other borrowings                               1,097        105
Interest rate swaps                           (3,295)     3,345
                                            ---------  ---------
     Interest expense                        189,761    165,717
                                            ---------  ---------

Net interest income                         $ 27,047   $ 24,970
                                            =========  =========

As presented in the table above, the Company's net interest income was $2.1 million higher during the first nine months of 2000 compared to the same nine months of 2000. The Company's interest income was $26.1 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during the first nine months of 2000 as compared to the same period in 1999. The Company's amortization expense for Cap Agreements has also declined, improving interest income further. This amortization expense has declined as the Company's more expensive Cap Agreements have expired and have been replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consists of ARMs that do not have lifetime caps and Hybrid ARMs that are generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period. The Company's interest expense increased by $24.0 million, primarily due to higher interest rates. It is important to note that the Company received a benefit from its use of Swaps to hedge the fixed rate period of Hybrid ARMs, decreasing its interest expense by $3.3 million during the first nine months of 2000 compared to an expense of $3.3 million during the same period of 1999. The Company's use of hedges has mitigated the effect of rising short-term interest rates on the financing of its Hybrid ARMs and thereby, was an important factor in the Company's ability to maintain comparable earnings between the third quarter of 2000 and 1999.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the nine month periods ended September 30, 2000 and 1999:

                              AVERAGE BALANCE AND RATE TABLE
                              (Dollar amounts in thousands)

                                             For the Nine Month       For the Nine Month
                                                Period Ended              Period Ended
                                           ----------------------  -----------------------
                                             September 30, 2000      September 30, 1999
                                           ----------------------  -----------------------
                                            Average    Effective     Average     Effective
                                            Balance       Rate       Balance        Rate
                                          -----------  ----------  -----------  ----------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $ 4,274,828       6.73%  $ 4,359,562       5.80%
     Cash and cash equivalents                 19,075       6.75        25,007       6.37
                                          -----------  ----------  -----------  ----------
                                            4,293,903       6.73     4,384,569       5.80
                                          -----------  ----------  -----------  ----------
Interest Bearing Liabilities:
     Borrowings                             3,915,744       6.46     4,010,895       5.51
                                          -----------  ----------  -----------  ----------

Net Interest Earning Assets and Spread    $   378,159       0.27%  $   373,674       0.29%
                                          ===========  ==========  ===========  ==========

Yield on Net Interest Earning Assets (1)                    0.84%                    0.76%
                                                       ==========               ==========

(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.


As a net result of the yield on the Company's interest-earning assets increasing to 6.73% during the first nine months of 2000 from 5.80% during the same period of 1999 and the Company's cost of funds increasing to 6.46% from 5.51% for the same respective time periods, its net interest income increased by $2,077,000. This increase in net interest income is primarily the result of a favorable rate variance as well as a less significant favorable volume variance. There was a net favorable rate variance of $2,045,000, which consisted of a favorable variance of $30,700,000 resulting from the higher yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $28,655,000 resulting from the increase in the Company's cost of funds. The slightly higher average amount of net interest earning assets during the first nine months of 2000 compared to the same period of 1999, $378.2 million in 2000 compared to $373.7 million in 1999, also contributed to higher net interest income in the amount of $32,000.

During the first nine months of 2000, the Company realized a net gain from the sale of ARM securities in the amount of $49,000 as compared to $50,000 during the first nine months of 1999. The gain from the sale of ARM securities during 2000 was a result of the Company's re-securitization of Other Investment ARM securities and the subsequent sale of AAA and AA rated securities resulting from this re-securitization. As a result of this transaction, the Company improved its liquidity, the credit quality of its ARM portfolio and recorded a small gain.

The Company recorded an expense for estimated credit losses in the amount of $983,000 during the nine months ended September 30, 2000, compared to $2,139,000 during the same period of 1999. The Company's provision for estimated credit losses has decreased in 2000, primarily because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its applicable estimate of credit losses. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market.

For the nine months ended September 30, 2000, the Company's ratio of operating expenses to average assets was 0.15% as compared to 0.12% for the same period of 1999. The ratio of operating expenses to average assets increased by 0.01% as a result of the decrease in the amount of average assets during the first nine months of 2000 compared to the same period during 1999. Additionally, the Company's other expenses increased by approximately $499,000 for the nine months ended September 30, 2000 compared to the same nine-month period in 1999. The other expenses increased primarily due to increased usage of legal services in connection with the Company's acquisition, financing and securitization of whole loans, increased usage of investor and public relations services in order to increase the visibility and awareness of the Company to potential new investors and potential retail mortgage loan borrowers and due to other general corporate matters.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the quarter ended September 30, 2000 consisted of reverse repurchase agreements, which totaled $2.983 billion, callable AAA notes, which had a balance of $638.4 million and whole loan financing facilities, which had a balance of $110.3 million. The Company's other significant source of funds for the quarter ended September 30, 2000 consisted of payments of principal and interest from its ARM assets in the amount of $294.4 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities and capital market financing transactions collateralized by ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at September 30, 2000, had a weighted average effective cost of 6.87%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.8 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in January 2001 and March 2003, subject to annual review. As of September 30, 2000, $1.460 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six months to twelve months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and is subject to daily adjustment.

The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on September 30, 2000, had borrowed funds with 13 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 3.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. During the third quarter of 2000, the Company increased its level of liquidity and the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of September 30, 2000, the Company had $638.4 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of September 30, 2000, the Company had entered into three whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively effected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of September 30, 2000, the Company had $110.3 million borrowed against these whole loan financing facilities at an effective cost of 7.19%.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of September 30, 2000, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first nine months of 2000. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first nine months of 2000, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

OTHER  MATTERS

As of September 30, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.2% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 98.1% of its 2000 revenue for the first nine months qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

On October 17, 2000, the Board of Directors and the Manager agreed to amendments to the Agreement that included a 0.05% increase to the base management fee formula, effective immediately, and a cost of living clause that will adjust the base management fee formula by the change in the Consumer Price Index over the previous twelve month period, effective as of each annual review of the Agreement. The 0.05% adjustment to the base management fee formula is expected to increase the cost of the base management fee by approximately $200,000 on an annual basis.

PART  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings
                At September 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item  2.     Changes  in  Securities
                Not  applicable

Item  3.     Defaults  Upon  Senior  Securities
                Not  applicable

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
                None

Item  5.     Other  Information
                None

Item  6.     Exhibits  and  Reports  on  Form  8-K:

             (a)  Exhibits
                    See  "Exhibit  Index"

             (b)  Reports  on  Form  8-K
                    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                        THORNBURG  MORTGAGE,  INC.



Dated:    November 13, 2000             By:  /s/  Larry  A.  Goldstone
                                           -----------------------------
                                           Larry  A.  Goldstone
                                           President and Chief Operating Officer
                                           (authorized  officer  of  registrant)




Dated:    November 13, 2000             By:  /s/  Richard  P.  Story
                                           -----------------------------
                                           Richard  P.  Story,
                                           Chief Financial Officer and Treasurer
                                           (principal  accounting  officer)

                                  Exhibit Index




                                                                   Sequentially
                                                                    Numbered
Exhibit  Number               Exhibit  Description                    Page
---------------  ---------------------------------------------  ----------------

    10.1.1        Amendment No. 1 to the Management Agreement          42

    27            Financial  Data  Schedule                            44