Form 10-K
period 2000-12-31
THORNBURG MORTGAGE INC
filed 2001-03-28
CIK 892535

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(MARK  ONE)
 X        ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---       EXCHANGE  ACT  OF  1934

          FOR  THE  FISCAL  YEAR  ENDED:     DECEMBER 31, 2000

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
---       EXCHANGE  ACT  OF  1934

          FOR  THE  TRANSITION  PERIOD  FROM                TO
                                             --------------    -----------------

                     COMMISSION FILE NUMBER:       001-11914

                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                                     85-0404134
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification Number)

              119  E.  MARCY  STREET
              SANTA  FE,  NEW  MEXICO                           87501
    (Address  of  principal  executive  offices)             (Zip  Code)

         Registrant's telephone number, including area code (505) 989-1900

           Securities registered pursuant to Section 12(b) of the Act:

     Title  of  Each  Class              Name  of  Exchange  on Which Registered
-------------------------------------    ---------------------------------------
Common  Stock  ($.01  par  value)              New  York  Stock  Exchange
Series A 9.68% Cumulative Convertible          New  York  Stock  Exchange
Preferred Stock ($.01 par value)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 5, 2001, the aggregate market value of the voting stock held by non-affiliates was $232,449,369, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 5 , 2001:  21,719,178

DOCUMENTS  INCORPORATED  BY  REFERENCE:

     Portions of the Registrant's definitive Proxy Statement dated March 28, 2001, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 26, 2001, are incorporated by reference into Parts I and III.

================================================================================

                       This Page Left Intentionally Blank

                            THORNBURG MORTGAGE, Inc.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                   PART I
                                                                   Page
                                                                   ----
ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . .      4

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . .     21

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .     21

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     21

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS. . . . . . . . . . .     22

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .     25

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     26

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISKS. . . . . . . . . . . . . . . . .     45

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .     45

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .     45

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.     45

ITEM 11.     EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .     45

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT . . . .  . . . . . . . . . . . . . . . .     45

ITEM 13.     CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS . .     45

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .     46

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    F-1

SIGNATURES

EXHIBIT INDEX

                                     PART I


ITEM 1.     BUSINESS

GENERAL

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT". The Company has two qualified REIT subsidiaries which are involved in financing its mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in the Company's financial statements and federal and state tax returns.

Thornburg Mortgage Home Loans, Inc.

The Company has formed Thornburg Mortgage Home Loans, Inc. ("TMHL") as a wholly-owned REIT subsidiary to conduct the Company's mortgage loan acquisition and mortgage loan origination activities. Retail mortgage origination is the newest channel for acquiring ARM loans for the Company's portfolio. TMHL commenced operations during the second quarter of 2000. In the fourth quarter of 2000, all of the Company's ARM loans and servicing rights were transferred to TMHL, as were the obligations to buy, finance and securitize all ARM loans. Effective December 1, 2000, TMHL and its subsidiaries began operating as taxable entities. To facilitate the securitization and financing of loans by TMHL, two special purpose subsidiaries of TMHL have been created: Thornburg Mortgage
Funding  Corporation  II  and  Thornburg  Mortgage  Acceptance  Corporation  II.

TMHL acquires mortgage loans through three channels: bulk acquisitions, correspondent lending and retail originations. TMHL finances the loans through two warehouse borrowing arrangements, pools loans for securitization and sale to the parent's REIT operation, and occasionally sells loans to third parties. As a taxable REIT subsidiary, TMHL has more flexibility in trading and securitizing assets than a REIT qualified subsidiary.

TMHL originates ARM loans based upon the Company's underwriting standards and ARM product designs. It also offers other standard loan products, including fixed-rate loans, that are originated and sold to third-party investors. The Company expects to avoid establishing an expensive infrastructure involving substantial fixed costs generally associated with operating a mortgage banking operation by utilizing private-label "fee based" third-party vendors who (1) specialize in the underwriting, processing and closing of mortgage loans and (2) a subservicer to provide the capability to service the loans originated. The Company believes these third-party service providers have developed both efficiencies and expertise through specialization that afford the Company an opportunity to enter the mortgage origination and loan servicing business in a cost effective manner with very little "up front" investment. This approach also insulates the Company from the expenses and risks associated with mortgage lending business cycles: hiring additional staff to meet heavy demand and then laying off workers as lending activity declines.

Thornburg  Brand  Development  and  Company  Name  Change

The Company instituted a new marketing approach in conjunction with affiliates aimed at developing brand recognition of the Thornburg name. As a part of redefining its marketing message, the Company has formally changed its corporate name to Thornburg Mortgage, Inc. This new name more accurately reflects the expanded business of the Company from purely an asset manager to a value-added operating enterprise that originates and services mortgage loans as well as manages a portfolio of high quality mortgage assets on a low cost basis.

OPERATING  POLICIES  AND  STRATEGIES

Investment  Strategies

Historically, the Company has relied solely on an investment strategy to purchase ARM securities and ARM loans originated and serviced by other mortgage lending institutions In 1999, the Company expanded its acquisition strategy to include acquiring assets that meet Thornburg underwriting guidelines through a new correspondent lending program which currently includes approximately thirty financial institutions approved by the Company. In 2000, the Company began originating loans directly through its mortgage banking subsidiary, TMHL. Currently, TMHL is licensed to lend in nineteen states but over the next two years TMHL intends to be licensed to lend nationwide. In becoming an originator of loans for its own portfolio, the Company offers its loan products to target markets of higher quality, more sophisticated borrowers. This approach is consistent with the Company's emphasis on acquiring high credit quality loans. By increasing its sources for mortgage loans, the Company expects to enhance its ability to acquire high quality assets at attractive prices.

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

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs, fixed-rate mortgage-backed securities that have an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company will not invest more than 30% of its ARM assets in Hybrid ARMs, increased to 35% by the Company's Board of directors in January 2001, and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. Hybrid ARMs with fixed-rate periods of greater than five years are further limited to no more than 10% of the Company's ARM assets. As with all its Hybrid ARMs, the Company will hedge the interest rate risk of financing the longer Hybrid ARMs consistent with its hedging strategies. See "Hedging Strategies".

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

Acquisition  of  ARM  and  Hybrid  ARM  Loans

Through TMHL, the Company acquires existing pools of ARM loans, acquires individual loans directly from loan originators, and originates mortgage loans on a retail basis. All loans acquired from third parties and ARM loans originated by the Company are intended to be securitized and then held in the ARM securities portfolio as high quality assets. Acquiring and originating ARM loans for securitization is expected to benefit the Company by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) potentially higher yielding investments in its portfolio.

Mortgage  Acquisitions

The Company acquires third-party originated residential ARM and Hybrid ARM whole loans utilizing two processes which the Company calls the Bulk Acquisition Method ("Bulk Method") and the Flow Acquisition Method ("Flow Method"). The Bulk Method, which the Company began utilizing in 1997, involves a number of the Company's established relationships with mortgage originators, or mortgage aggregators, who sell the Company pools of whole loans at market prices, with or without the servicing rights. In many cases the Company buys the servicing rights along with the loans and the Company then services the loans using its third-party subservicer, who performs the loan servicing function for a fee.

In the Bulk Method, the loans are originated using the seller's loan products, programs and underwriting guidelines. Additionally, the credit review of the borrower, the appraisal of the property and the quality control procedures are performed by the originator. The Company generally only considers the purchase of loans when all of the borrowers have had their incomes and assets verified, their credit checked and appraisals of the properties have been obtained. The Company then obtains an independent underwriter's review, performed by a third-party for the benefit of the Company, which entails a review of the application processing, underwriting and loan closing methodologies used by the originators in qualifying a borrower for a loan. In addition, the Company utilizes its own personnel to re-review some of the individual loans in order to insure the highest possible loan quality. The Company generally does not review all of the loans in a bulk package of loans, but rather selects loans for underwriting review based upon specific criteria such as property location, loan size, effective loan-to-value ratios, borrowers' credit score and other criteria the Company believes to be important indicators of credit risk. Additionally, prior to the purchase of loans, the Company obtains representations and warranties from each seller stating that each loan meets the seller's underwriting standards and other requirements. The breach of such representations and warranties in regards to a loan can result in the seller having an obligation to repurchase the loan.

In the Flow Method, which the Company began utilizing in the first half of 1999, the Company acquires mortgage loans largely from correspondent lenders using the Company's internally developed loan programs and underwriting criteria. This means that the correspondent originates the individual loans using the Company's established credit and program guidelines. In select cases, some correspondents sell their own loan products to the Company which are originated according to the correspondents' pre-approved product specifications and underwriting guidelines. All correspondents are pre-qualified by the Company to determine their financial strength and the soundness of their own established in-house mortgage procedures. Each borrower's credit and the value of each property is underwritten by the correspondents to the Company's approved specifications. This is the same process used by originators/sellers in the Bulk Method except that in the Flow Method all of the application processing, loan underwriting, credit approval and appraisal guidelines have been developed or pre-approved by the Company to meet the Company's own credit criteria and portfolio requirements.

Prior to closing, all of the loans acquired in the Flow Method are then subjected to further compliance review by either 1) by the Company's staff or 2) mortgage insurance companies which use the Company's guidelines to review the loans to insure product quality and compliance with the Company's guidelines. The six mortgage insurance companies chosen by the Company to perform this function use a two-step loan approval process. After the primary underwriting and quality control review are performed by the originator/seller, but prior to the purchase of the loans by the Company, all of the higher risk/higher LTV loans are placed through an automated underwriting system created by Fannie Mae called "Desktop Underwriter." This is the same system used by Fannie Mae in connection with all of their own loan purchases. Secondly, all loans are then screened by the mortgage insurance company personnel or the Company's staff to verify their compliance to the Company's guidelines. After closing, a select number of these loans are then subjected to an additional quality control review performed by a third-party which again verifies that the loan was properly underwritten and to confirm that the loan documents are complete and properly executed. All of the loans acquired through the Flow Method are assigned a "Risk Evaluation Score" or "Mortgage Score" by each of the mortgage insurance companies. The risk score evaluates not only the borrower's credit but also the geographic location of the property, the economic viability of the area, the general market conditions and the loan product chosen by the borrower. The Company believes that obtaining risk scores will help in reducing the Company's securitization costs by insuring that the Company purchases the highest quality mortgage loans with the lowest risk possible.

Historically, mortgage loans acquired through either the Bulk or Flow Method were acquired, generally, with the servicing rights remaining with the originator/seller. In the third quarter of 2000, the Company began purchasing the servicing rights for most of the loans acquired. By owning the servicing rights, the Company intends to provide borrowers with high quality customer service along with loan modification and refinance opportunities. These efforts are designed to lower prepayments speeds on the portfolio through customer retention. In cases where the Company buys the servicing rights along with the loans, the Company contracts with a qualified loan servicer, as subservicer, to perform the loan servicing function for a fee. The subservicer performs the servicing function on a "private label basis" or in the name of the Company. For each loan purchase, the Company obtains representations and warranties from the seller stating that each loan meets the Company's approved underwriting standards and other requirements. The breach of such representations and warranties in regards to a loan can result in the seller having an obligation to repurchase the loan.

In both methods, the Company uses its in-house staff as well as third-party credit underwriters to verify the credit quality of the borrowers as well as the soundness of the mortgage collateral securing the individual loans. As added security, the Company uses the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents, which are then held in safekeeping with the third-party document custodian. As a result, all of the original individual loan closing documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Loan  Origination

The Company originates mortgage loans through TMHL. As of February 20, 2001, TMHL is licensed to originate loans in the following nineteen states and, by 2002, TMHL is expected to be licensed nationwide as a mortgage lender.

          Alaska        Kentucky        New  Mexico
          Arkansas      Louisiana       North  Carolina
          Colorado      Maryland        Oklahoma
          Connecticut   Massachusetts   South  Carolina
          Indiana       Mississippi     Texas
          Iowa          Missouri        Utah
          Kansas

The Company's retail lending strategy is to utilize its portfolio lending capability, its competitive advantages and its technology to become the mortgage lender of the future, which is a low cost, low overhead, efficient lender that provides attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. By eliminating intermediaries between the borrower and the Company, an investor in mortgage assets, the Company expects to originate loans at attractive yields while still offering borrowers competitive mortgage rates. In expanding into the retail origination business, the Company intends to continue its strategy of acquiring only quality mortgages with the same emphasis on loan quality as in its current loan acquisition activities.

In 2000, the Company began originating loans directly with borrowers using one of two origination channels. The Company started to originate loans using a call center, where borrowers call the Company, inquire about loan products and interest rates, seek advice and counseling regarding qualifying for a loan and the approval process. This channel began operation on a pilot basis with Company staff in 2000. In 2001, this channel will be expanded to employ third-party call center specialists versed in mortgage loan origination where prospective borrowers are able to apply for a loan over the telephone. A completed mortgage loan application along with a request for additional supporting documentation is sent to the borrower for signature. Thornburg Mortgage loan processors, or their third-party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

By the second quarter of 2001, the Company also expects to offer mortgages on-line utilizing third-party, private label web-based origination systems. In this instance, prospective borrowers will be able to look up mortgage loan product and interest rate information through the Company's website, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative will be assigned the responsibility of completing the loan process on behalf of the borrower.

The mortgage origination process is a labor intensive, document intensive business that requires significant back office systems and personnel. The Company has contracted with a third-party "back office" mortgage service provider to provide all of the loan processing, underwriting, documentation and closing functions required to originate and close mortgage loans. Additionally, another third-party service provider has staffed a mortgage loan call center for the benefit of the Company. These services are provided on a "private label" basis, meaning that all of these representatives will identify themselves as being Thornburg Mortgage representatives. The benefit to the Company of this arrangement is that the Company pays for these services as it uses them, without a significant investment in personnel, systems, office space and equipment.

Regardless of the origination channel, the Company's borrowers will be able to track the progress of their mortgage loan application as it makes its way through processing, underwriting and closing using the Thornburg Mortgage website. In this way, prospective borrowers are able to stay fully informed regarding the status of their loan application.

The Company has also contracted with a third-party to provide private label loan servicing for loans which the Company originates or purchases on a servicing released basis. This third-party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, loss mitigation, foreclosure, bankruptcy and REO management services. The fees paid by the Company for this service are based on a fixed rate schedule based on the number of loans serviced. A third-party service provider using the name Thornburg Mortgage is providing all of these loan-servicing functions.

Securitization  of  ARM  Loans

The Company acquires ARM loans for its portfolio with the intention of securitizing them in such a way as to maximize the amount of high quality securities that can be created from an accumulation of the ARM loans. In order to facilitate the securitization of its loans, the Company generally retains a subordinate interest in the loans which provides a limited amount of credit enhancement, and often purchases an insurance policy from a third-party financial guarantor that "wraps" the remaining balance of the loans to a credit rating of AA or better. Upon securitization, the Company then owns the high quality ARM securities and the subordinate certificates in its portfolio and finances the high quality securities in the repurchase agreement market, or issues debt obligations in the capital markets as an alternative financing source to the repurchase agreement market.

The Company also securitizes its conforming balance loans through a program provided by Fannie Mae. See "Fannie Mae Loan Programs". The Company exchanges pools of its loans with balances no greater than $252,000 in 2000 and $275,000 in 2001 for a Fannie Mae Mortgage-Backed Security or MBS. As described in the "Fannie Mae Loan Programs" below, the Company receives an MBS which pays the Company interest and principal derived from the interest and principal payments on the underlying mortgages less a fee paid to the servicer of the loans and less a guaranty fee paid to Fannie Mae. In this way, the Company no longer has any credit exposure to the pool of mortgages and has exchanged the pool of mortgages for a High Quality asset. The Company also negotiates with Fannie Mae to securitize non-conforming products in this manner, although occasionally the Company will retain the credit exposure for the pool.

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

The Company's ARM assets are financed primarily at short-term borrowing rates and can be financed utilizing reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit and other secured or unsecured financings which the Company may establish with approved institutional lenders. Prior to 1998, reverse repurchase agreements had been the primary source of financing utilized by the Company to finance its ARM assets. Since 1998, however, the Company has diversified its financing sources by issuing debt in the capital markets as described below. As of December 31, 2000, capital markets debt represents 16% of the Company's total debt obligations. Generally, upon repayment of each reverse repurchase agreement, the ARM assets used to collateralize the financing will immediately be pledged to secure a new reverse repurchase agreement. The Company has established lines of credit and collateralized financing agreements with twenty-six different financial institutions.

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

The Company also enters into financing facilities for whole loans. The Company uses these credit lines to finance its acquisition of whole loans while it is accumulating loans for securitization or until more permanent financing is arranged in a capital markets collateralized debt transaction. In 1998, the Company utilized two whole loan financing facilities that provided the Company with uncommitted lines of credit based on the market value of its whole loans. Uncommitted lines of credit are generally less expensive than a committed line of credit, but during periods of market turmoil, uncommitted lines of credit can be terminated by the counterparty with little notice to the Company and at a time when the Company would have difficulty in replacing the line of credit. Therefore, beginning in 1999, the Company decided to negotiate and pay a fee for committed facilities as well as continue to utilize uncommitted facilities. During January 2001, the Company renewed one committed facility in the amount of $150,000,000, which the Company can increase to $300,000,000 for an additional fee, and has another committed facility for $150,000,000 which can also be expanded to $300,000,000 for a fee. The Company also has one uncommitted facility available.

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

Hedging  Strategies

The Company makes use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on its net interest income and fair value changes of its ARM assets. In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum rate. This lifetime interest rate cap is a component of the fair value of an ARM asset and can effect the Company's net interest income. The borrowings incurred by the Company to finance its ARM assets portfolio are not subject to equivalent interest rate caps. Accordingly, the Company purchases interest rate cap agreements ("Cap Agreements") and options on interest rate futures ("Options Contracts") to prevent the Company's borrowing costs from exceeding the lifetime maximum interest rate on its ARM assets.
These Cap Agreements and Options Contracts have the effect of offsetting a portion of the Company's borrowing costs if prevailing interest rates exceed the rate specified in the Cap Agreement or Options Contract. A Cap Agreement or Option Contract is a contractual agreement for which the Company pays a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements and Option Contacts owned as of December 31, 2000 that hedge the lifetime maximum interest rate on its ARM assets, the Company will receive cash payments if the applicable index, generally the one-month, three-month, six-month LIBOR index or Prime, increases above certain specified levels, which range from 7.10% to 13.00% and average approximately 10.04%. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets related to the effect of the lifetime interest rate cap.

In addition, ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings incurred by the Company do not have similar periodic caps. The Company generally does not hedge against the risk of its borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. The Company attempts to mitigate the effect of periodic caps in several ways. First, the yield on the Company's ARM assets can change by more that the 1% or 2% per periodic interest rate adjustment limitation depending upon how prepayment activity changes as interest rates change. Secondly, beginning in 1998, the Company began to acquire variable rate CMOs and CBOs ("Floaters"), Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of December 31, 2000, approximately $2.315 billion of the Company's ARM securities and ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 56% of total ARM assets.

The Hybrid ARMs have an initial fixed rate period, generally 3 to 10 years. Since the Company's borrowings are generally short-term, the Company enters into interest rate swap agreements that limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. In accordance with the terms of these swap agreements, the Company pays a fixed rate of interest during the term of the agreements, and receives a payment that varies monthly with the one month LIBOR Index. The Company generally enters into a swap that amortizes at an agreed upon prepayment rate based on the Company's estimate of the expected rate of principal amortization of the Hybrid ARMs being financed. In similar fashion, the Company has purchased Cap Agreements to limit the interest rate of financing Hybrid ARMs during their fixed rate term, generally for three to ten years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

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

The Company may enter into other hedging-type transactions designed to protect its borrowings costs or portfolio yields from interest rate changes. The Company may also purchase "interest only" mortgage derivative assets or other derivative products for purposes of mitigating risk from interest rate changes. The Company has not, to date, entered into these types of transactions, but may do so in the future. In 1999, the Board of Directors approved an expansion of the financial instruments with which the Company currently implements its hedging strategies. In addition to the instruments described above, the Company will also utilize from time to time futures contracts and options on futures contracts on the Eurodollar, Fed Funds, Treasury bills and Treasury notes and similar financial instruments. In order to utilize these instruments the Company became registered and received an exemption from being classified as a "Commodity Pool Operator" by the Commodities and Futures Trade Commission.

Effective January 1, 2001, the Company implemented Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 established a framework of accounting rules that standardizes accounting and reporting for all derivative instruments and requires that all derivative financial instruments be carried on the balance sheet at fair value. The Company expects to continue to use derivative instruments to the extent the Company believes that the use of and the accounting of the derivative instruments meets the Company's financial goals. However, it is likely that the Company's future quarterly earnings will vary to a greater degree than they might otherwise as a result of hedging with derivative instruments.

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

The Company has elected to qualify as a REIT for tax purposes. The Company has made a taxable REIT subsidiary election with respect to TMHL, in order to facilitate the origination, securitization, sale and servicing of residential mortgage loans. In addition, the Company has adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, the Company determines whether such asset will constitute a "Qualified REIT Asset" as defined by the Internal Revenue Code of 1986, as amended (the "Code"). Substantially all the assets that the Company has acquired and will acquire for investment are expected to be Qualified REIT Assets. This policy limits the investment strategies that the Company may employ.

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


                          PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 2000, ARM assets comprised approximately 99% of the Company's total assets. The Company has invested in the following types of mortgage assets in accordance with the operating policies established by the Board of Directors and described in "Business - Operating Policies and Strategies - Operating Restrictions".

PASS-THROUGH  CERTIFICATES

The Company's investments in mortgage assets are concentrated in High Quality ARM pass-through certificates which account for approximately 75% of ARM assets held. These High Quality ARM pass-through certificates consist of Agency Certificates and privately issued ARM pass-through certificates that meet the High Quality credit criteria. These High Quality ARM pass-through certificates acquired by the Company represent interests in ARM loans which are secured primarily by first liens on single-family (one-to-four units) residential properties, although the Company may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. The Company also includes in this category of assets a portion of the ARM and Hybrid ARM loans that have been deposited in a trust and held as collateral for its notes payable in the amount equivalent to the AAA portion of the debt issued by the trust. The ARM pass-through certificates, including the ARM and Hybrid ARM loans collateralizing notes payable, acquired by the Company are generally subject to periodic interest rate adjustments, as well as periodic and lifetime interest rate caps which limit the amount an ARM security's interest rate can change during any given period.

The following is a discussion of each type of pass-through certificate held by the Company as of December 31, 2000:

Freddie  Mac  ARM  Programs

Freddie Mac is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of Freddie Mac consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. During 2000, Freddie Mac purchased $21.2 billion of ARM loans to securitize into ARM certificates and as of December 31, 2000, there was $46.8 billion of all types of Freddie Mac ARM certificates outstanding, of which Freddie Mac held $12.6 billion in its own portfolio.

Each Freddie Mac ARM Certificate issued to date has been issued in the form of a pass-through certificate representing an undivided interest in a pool of ARM loans purchased by Freddie Mac. The ARM loans included in each pool are fully amortizing, conventional mortgage loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. The interest rate paid on Freddie Mac ARM Certificates adjust periodically on the first day of the month following the month in which the interest rates on the underlying mortgage loans adjust.

Freddie Mac guarantees to each holder of its ARM Certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related ARM loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy such obligations, distributions to holders of Freddie Mac ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of Freddie Mac ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

Fannie  Mae  ARM  Programs

Fannie Mae is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. Fannie Mae established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of assets through REMICs under the Code. During 2000, Fannie Mae purchased $18.1 billion of ARM loans to securitize into ARM certificates and issued $25.7 billion of Fannie Mae ARM certificates. As of December 31, 2000, Fannie Mae held $27.1 billion of ARM certificates in its own portfolio.

Each Fannie Mae ARM Certificate issued to date has been issued in the form of a pass-through certificate representing a fractional undivided interest in a pool of ARM loans formed by Fannie Mae. The ARM loans included in each pool are fully amortizing conventional mortgage loans secured by a first lien on either one-to-four family residential properties or multi-family properties. The original term to maturity of the mortgage loans generally does not exceed 40 years. Fannie Mae has issued several different series of ARM Certificates. Each series bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae's guarantee fee.

Fannie Mae guarantees to the registered holder of a Fannie Mae ARM Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae ARM Certificate) on the mortgage loans in the pool underlying the Fannie Mae ARM Certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the U.S. Government. If Fannie Mae were unable to satisfy such obligations, distributions to holders of Fannie Mae ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of Fannie Mae ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

Privately  Issued  ARM  Pass-Through  Certificates

Privately issued ARM Pass-Through Certificates are structured similar to the Agency Certificates discussed above but are issued by originators of, and investors in, mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM pass-through certificates are usually backed by a pool of non-conforming conventional adjustable-rate mortgage loans and are generally structured with one or more types of credit enhancement, including pool insurance, guarantees, or subordination. Accordingly, the privately issued ARM pass-through certificates typically are not guaranteed by an entity having the credit status of Freddie Mac or Fannie Mae.

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

COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOS"), MULTI-CLASS PASS-THROUGH ASSETS AND COLLATERALIZED BOND OBLIGATIONS ("CBOS")

CMOs are debt obligations, ordinarily issued in series and most commonly backed by a pool of fixed rate mortgage loans or pass-through certificates, each of which consists of several serially maturing classes. Multi-class pass-through securities are equity interests in a trust composed of similar underlying mortgage assets. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs or multi-class pass-through securities are applied to principal and interest due on one or more classes of the CMOs of such series or to pay scheduled distributions of principal and interest on multi-class pass-throughs.

The CBOs acquired by the Company, like CMOs, are debt obligations, but, in the case of CBOs, are secured by security interests in portfolios of high quality, low duration, mortgage-backed, asset-backed and other fixed and floating rate securities managed by third-parties. The Company only acquires CBOs that have portfolios that consist primarily of either real estate qualifying assets or high quality mortgage backed securities. In a CBO transaction, principal and interest payments are used to pay current period interest and any excess is reinvested into the portfolio. The amount of proceeds at maturity, on the CBO classes owned by the Company, is generally dependent upon the total rate of return performance of the underlying collateral and can result in a final redemption value that is less than the face value of the investment. CBOs typically don't amortize monthly, rather they mature on a specific maturity date.

Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs, CBOs or multi-class pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

Multi-class pass-through securities backed by ARM assets or ARM loans owned by the Company are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. The Company also owns variable rate classes of CMOs and CBOs that are backed by both fixed- and adjustable-rate mortgages that are issued by Freddie Mac, Fannie Mae and other private issuers.

The senior classes in a multi-class pass-through security generally have first priority over all cash flows and consequently have the least amount of credit risk since principal losses are generally covered by mortgage pool insurance policies or are charged against the subordinated classes in order of subordination. As a result of these features, the senior classes receive the highest credit rating from Rating Agencies of the series of classes for each multi-class pass-through security.

The mezzanine classes of a multi-class pass-through security generally have a slightly greater risk of principal loss than the senior classes since they provide some credit enhancement to the senior classes. In most, but not all, instances, mezzanine classes participate on a pro-rata basis with senior classes in their right to receive cash flow and have expected lives similar to the senior classes. In other instances, mezzanine classes are subordinate in their right to receive cash flow and have average lives that are longer than the senior classes. However, in all cases, a mezzanine class has a similar or slightly lower credit rating than the senior class from the Rating Agencies. Generally, the mezzanine classes that the Company has acquired are rated High Quality.

Subordinated classes are junior in the right to receive payment from the underlying mortgages to other classes of a multi-class pass-through security. The subordination provides credit enhancement to the senior and mezzanine classes. Subordinated classes may be at risk for some payment failures on the mortgage loans securing or underlying such assets and generally represent a greater level of credit risk as they are responsible for bearing the risk of credit loss on all of the outstanding loans underlying a CMO, CBO or multi-class pass-through. As a result of being subject to more credit risk, subordinated classes generally have lower credit ratings relative to the senior and mezzanine classes.

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

ARM  AND  HYBRID  ARM  LOANS

The ARM and Hybrid ARM loans the Company has acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets. The Company acquires loans that are generally underwritten to "A" quality standards. The Company considers loans to be "A" quality when they are underwritten in such a way as to assure that the borrower has adequate verified income to make the required loan payment, adequate verified equity in the underlying property, and by the borrower's willingness and ability to repay the mortgage as demonstrated by a good credit history. As a result, the loans acquired by the Company are generally fully documented loans to borrowers with good credit histories, adequate income to support the monthly mortgage payment, adequate assets to close the loan, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values or are seasoned loans with good payment history.

When acquiring ARM and Hybrid ARM loans, either originated specifically for the Company or when the Company acquires pools of loans in bulk, the Company focuses its attention on key aspects of a borrower's profile and the characteristics of a mortgage loan product that the Company believes are most important in insuring excellent loan performance and minimal credit exposure. The Company's loan programs generally focus on larger down payments, excellent borrower credit history (as measured by a credit report and a credit score) and a conservative appraisal process. If an ARM or Hybrid ARM loan acquired has a loan-to-property-value that is above 80%, then the borrower is required to pay for private mortgage insurance providing additional protection to the Company against credit risk. The loans acquired have original maturities of forty years or less. The ARM and Hybrid ARM loans are either fully amortizing or are interest only, generally up to ten years, and fully amortizing thereafter. All ARM loans acquired bear an interest rate that is tied to an interest rate index and some have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The ARM loans generally adjust based upon the following indices: a U.S. Treasury Bill index, a LIBOR index, a Certificate of Deposit index, a Cost of Funds index or Prime. The Hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then they convert to an ARM loan with the features of an ARM loan described above.

                                  RISK  FACTORS

FORWARD-LOOKING  STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements:
(1) information included in this Annual Report on Form 10-K, including, without limitation, statements made regarding investments in ARM securities and ARM loans, and Hybrid ARM loans, hedging, leverage, interest rates and statements in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans, and (3) information contained in the Company's Annual Report or other written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, net income, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans.

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

- A Decline in the Market Value of ARM Securities and Loans, Which Would Result in Margin Calls

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

-     Fluctuations  or  Variability  of  Dividend  Distributions

-     Capital  Stock  Price  Volatility

-     Uncertainty  Associated  With  New  Business  Lines

-     Additional  Investment  in  New  Business  Lines

                                   COMPETITION

In acquiring ARM assets, the Company competes with other mortgage REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Fannie Mae, Freddie Mac and other entities purchasing ARM assets, many of which have greater financial resources than the Company. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of ARM assets resulting in higher prices and lower yields on such mortgage assets.

                                    EMPLOYEES

As of December 31, 2000, the Company had no employees. Thornburg Mortgage Advisory Corporation (the "Manager") carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of a management agreement discussed below.

THE  MANAGEMENT  AGREEMENT

The Company has entered into a management agreement (the "Management Agreement") with Thornburg Mortgage Advisory Corporation (the "Manager") for a ten-year term, with an annual review required each year. Upon a termination by the Company, other than for cause, the Management Agreement provides for a minimum fee to be paid to the Manager. The Management Agreement also provides that in the event a person or entity obtains more than 20% of the Company's common stock, if the Company is combined with another entity, or if the Company terminates the Agreement other than for cause, the Company is obligated to acquire substantially all of the assets of the Manager through an exchange of shares with a value based on a formula tied to the Manager's net profits. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company may delegate to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate.

The Manager receives a per annum base management fee on a declining scale based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement), payable monthly in arrears. The base management fee formula is subject to an annual increase based on any increase in the Consumer Price Index over the previous twelve month period. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to 1% over the Ten Year U.S. Treasury Rate. In addition, the wholly-owned subsidiaries of the Company entered into separate Management Agreements with the Manager for additional management services. The Management Agreement also provides that expenses related to acquiring, securitizing, selling, hedging, and servicing the Company's portfolio of ARM loans are reimbursable to the Manager by the Company. For further information regarding the base management fee, incentive compensation reimbursable expenses and applicable definitions, see the Company's Proxy Statement dated March 28, 2001 under the caption "Certain Relationships and Related Transactions".

Subject to the limitations set forth below, the Company pays all operating expenses except those specifically required to be paid by the Manager under the Management Agreement. The operating expenses required to be paid by the Manager include the compensation of the Company's personnel who are performing management services for the Manager and the cost of office space, equipment and other personnel required for the management of the Company's day-to-day operations. The expenses that will be paid by the Company will include costs incident to the acquisition, disposition, securitization and financing of mortgage loans, compensation and expenses of the Company's operating personnel, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of the Company's custodian and transfer agent, if any, and reimbursement of any obligation of the Manager for any New Mexico Gross Receipts Tax liability. The expenses required to be paid by the Company which are attributable to the operations of the Company shall be limited to an amount per year equal to the greater of 2% of the Average Net Invested Assets of the Company or 25% of the Company's Net Income for that year. The determination of Net Income for purposes of calculating the expense limitation will be the same as for calculating the Manager's incentive compensation except that it will include any incentive compensation payable for such period. Expenses in excess of such amount will be paid by the Manager, unless the unaffiliated directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, such expenses may be recovered by the Manager in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. The Company, rather than the Manager, will also be required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursement will be made monthly, subject to adjustment at the end of each year.

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

REQUIREMENTS  FOR  QUALIFICATION  AS  A  REIT

To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests, which are described briefly below.

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

The Company is required to use the calendar year as its taxable year for income tax purposes.

Nature  of  Assets

On the last day of each calendar quarter at least 75% of the value of the Company's assets must consist of Qualified REIT Assets, government assets, cash and cash items. The Company expects that substantially all of its assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the investments in assets not included in the foregoing 75% assets test, the value of securities issued by any one issuer may not exceed 5% in value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding securities (with an exception for a qualified electing taxable REIT subsidiary). Under that exception, the aggregate value of businesses undertaken by a REIT through taxable subsidiaries is limited to 20% or less of the REIT's total assets. The Company believes that it has satisfied this exception with respect to its ownership of TMHL. Pursuant to its compliance guidelines, the Company monitors the purchase and holding of its assets in order to comply with the above asset tests.

The Company may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if held directly by the Company, could otherwise generate income that would have an adverse effect on the Company's qualification as a REIT or on certain classes of the Company's shareholders. The Company does not reasonably expect that the value of such taxable subsidiaries, in the aggregate, will ever exceed 20% of the Company's assets.

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

          The Company's principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. The Company's wholly-owned subsidiaries have their principal offices in Santa Fe, New Mexico and are leased from the Manager.

ITEM  3.  LEGAL  PROCEEDINGS

          At December 31, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
          MATTERS

The Company's common stock is traded on the New York Stock Exchange under the trading symbol "TMA". As of February 21, 2001, the Company had 21,719,178 shares of common stock outstanding which were held by 1,792 holders of record and approximately 14,300 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.





                                                                      Cash
                                              Stock Prices          Dividends
                                        -------------------------   Declared
2000                                      High      Low    Close    Per Share
----                                    --------  -------  ------  ------------
Fourth Quarter ended December 31, 2000  $   9.81  $  8.63  $ 9.06  $   0.25 (1)
Third Quarter ended September 30, 2000      9.50     7.38    9.38      0.25
Second Quarter ended June 30, 2000 . .      8.88     7.19    7.19      0.23
First Quarter ended March 31, 2000 . .      9.13     7.06    7.38      0.23

1999
----
Fourth Quarter ended December 31, 1999  $   9.19  $  7.94  $ 8.25  $   0.23 (2)
Third Quarter ended September 30, 1999     10.88     8.25    8.81      0.23
Second Quarter ended June 30, 1999 . .     11.38     7.56   10.00      0.23
First Quarter ended March 31, 1999 . .     10.00     7.44    8.63      0.23

1998
----
Fourth Quarter ended December 31, 1998  $   9.50  $  5.63  $ 7.63  $   0.23
Third Quarter ended September 30, 1998     13.63     7.19    9.00       -   (3)
Second Quarter ended June 30, 1998 . .     16.13    10.50   11.88      0.30
First Quarter ended March 31, 1998 . .     18.50    14.75   15.88     0.375

-----------------
(1) The fourth quarter of 2000 dividend was declared in January 2001 and paid in February 2001.
(2) The fourth quarter of 1999 dividend was declared in January 2000 and paid in February 2000.
(3) On August 17, 1998, the Company's Board of Directors announced that dividends on common stock, in the future, would be declared after each quarter-end rather than during the applicable quarter.

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

ADOPTION  OF  SHAREHOLDER  RIGHTS  AGREEMENT

On January 25, 2001, the Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement"). This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Stock") to shareholders of record as of the close of business on March 9, 2001 (the "Record Date"). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined herein). Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a share of Series B Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a cash exercise price of $50.00 per Preferred Unit (the "Exercise Price"), subject to adjustment.

Initially, the Rights are not exercisable and are attached to and trade with the Common Stock outstanding as of, and all Common Stock issued after, the Record Date. The Rights will separate from the Common Stock, separate certificates will be distributed to holders of the Common Stock and the Rights will become exercisable upon the earlier of (i) the close of business on the 10th calendar day following the earlier of (a) the date of the first public announcement that a person or a group of affiliated or associated persons has acquired beneficial ownership of 9.8% or more of the outstanding Common Stock (an "Acquiring
Person"), or (b) the date on which the Company first has notice or otherwise determines that a person has become an Acquiring Person (the earlier of (a) and (b), the "Stock Acquisition Date"), or (ii) the close of business on the 10th business day following the commencement of a tender offer or exchange offer that would result, upon its consummation, in a person or group becoming the beneficial owner of 9.8% or more of the outstanding Common Stock (the earlier of (i) and (ii), the "Distribution Date"). The Rights Agreement exempts from the definition of Acquiring Person any person who the Board of Directors determines acquired 9.8% or more of the Common Stock inadvertently, if that person promptly divests itself of enough Common Stock to reduce the number of shares beneficially owned by that person to below the 9.8% threshold. The Rights Agreement also exempts from the definition of Acquiring Person any person in connection with which the Board of Directors approved the transaction which otherwise would have resulted in that person becoming an Acquiring Person.

Until the Distribution Date (or the earlier redemption, exchange or expiration of the Rights), (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with those Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will include a notation incorporating the Rights Agreement by reference, and
(iii) the surrender for transfer of any certificate for Common Stock will also constitute the transfer of the Rights associated with the Common Stock represented by that certificate.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on January 25, 2011, unless previously redeemed or exchanged by the Company as described below.

As soon as practicable after the Distribution Date, Right Certificates will be mailed to holders of record of Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Right Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, only Common Stock issued prior to the Distribution Date will be issued with Rights.

If a Stock Acquisition Date occurs, provision will be made so that each holder of a Right (other than an Acquiring Person or associates or affiliates thereof, whose Rights will become null and void) thereafter has the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right (that right being referred to as the "Subscription Right"). If, at any time following the Distribution Date: (i) the Company consolidates with, or merges with and into, any Acquiring Person or any associate or affiliate thereof, and the Company is not the continuing or surviving corporation, (ii) any Acquiring Person or any associate or affiliate thereof consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of that merger and, in connection with that merger, all or part of the Common Stock is changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company's assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right will thereafter have the right to receive, upon exercise, capital stock of the acquiring company having a market value equal to two times the exercise price of the Right (that right being referred to as the "Merger Right"). Each holder of a Right will continue to have the Merger Right whether or not that holder has exercised the Subscription Right, but Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

At any time after a Stock Acquisition Date occurs, the Board of Directors may, at its option, exchange Common Stock or Preferred Units for all or any part of the then outstanding and exercisable Rights (which excludes Rights held by an Acquiring Person) at an initial exchange ratio of one share of Common Stock or one Preferred Unit per Right. However, the Board of Directors generally will not be empowered to effect any such exchange at any time after any person becomes the beneficial owner of 50% or more of the Common Stock.

The Exercise Price payable, and the number of Preferred Units or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a share dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to in (i) and (ii)).

With certain exceptions, no adjustment in the Exercise Price will be required until cumulative adjustments amount to at least 1% of the Exercise Price. The Company is not obligated to issue fractional Preferred Units. If the Company elects not to issue fractional Preferred Units, in lieu thereof an adjustment in cash will be made based on the fair market value of the Preferred Stock on the last trading date prior to the date of exercise.

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock or other consideration considered appropriate by the Board of Directors) by the Board of Directors only until the earlier of the close of business on (i) the calendar day after the Stock
Acquisition Date, and (ii) the expiration date of the Rights Agreement. Immediately upon any action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.

The Rights Agreement may be amended by the Board of Directors in its sole discretion until the earlier of the Distribution Date and the date on which the rights become nonredeemable, as described above. After the earlier of those two dates, the Board of Directors may, subject to certain limitations set forth in the Rights Agreement, amend the Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or associates or affiliates thereof).

Until a Right is exercised, the holder will have no rights as a shareholder of the Company (beyond those as an existing shareholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to shareholders or to the Company, shareholders may, depending upon the circumstances, recognize taxable income if the Rights become exercisable for Preferred Units, other securities of the Company or other consideration, or for common stock of an acquiring company.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, since the Rights Agreement may be amended prior to the Distribution Date, as described above, and the Rights may be redeemed until the calendar day after a Stock Acquisition Date, as described above.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following selected financial data are derived from audited financial statements of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (Amounts in thousands, except per share data).

OPERATIONS  STATEMENT  HIGHLIGHTS

                                                       2000      1999      1998      1997      1996
                                                     --------  --------  --------  --------  --------
Net interest income . . . . . . . . . . . . . . . .  $36,630   $34,015   $31,040   $49,064   $30,345

Net income. . . . . . . . . . . . . . . . . . . . .  $29,165   $25,584   $22,695   $41,402   $25,737

Basic earnings per share. . . . . . . . . . . . . .  $  1.05   $  0.88   $  0.75   $  1.95   $  1.73

Diluted earnings per share. . . . . . . . . . . . .  $  1.05   $  0.88   $  0.75   $  1.94   $  1.73

Average common shares . . . . . . . . . . . . . . .   21,506    21,490    21,488    18,048    14,874

Distributable income per common share . . . . . . .  $  1.07   $  0.99   $  0.84   $  1.98   $  1.76

Dividends declared per common share . . . . . . . .  $  0.94   $  0.92   $ 0.905   $  1.97   $  1.65

Yield on net int.-earning assets (Portfolio Margin)     0.86%     0.77%     0.64%     1.30%     1.29%

Return on average common equity . . . . . . . . . .     6.90%     5.81%     4.80%    12.72%    11.68%

Noninterest expense to average assets . . . . . . .     0.16%     0.12%     0.13%     0.21%     0.21%

BALANCE  SHEET  HIGHLIGHTS
                                                                       As of December 31
                                                ---------------------------------------------------------------
                                                   2000         1999         1998         1997         1996
                                                -----------  -----------  -----------  -----------  -----------
Adjustable-rate mortgage assets. . . . . . . .  $4,139,461   $4,326,098   $4,268,417   $4,638,694   $2,727,875

Total assets . . . . . . . . . . . . . . . . .  $4,190,167   $4,375,965   $4,344,633   $4,691,115   $2,755,358

Shareholders' equity  (1). . . . . . . . . . .  $  395,965   $  394,241   $  395,484   $  380,658   $  238,005

Historical book value per share (2). . . . . .  $    15.30   $    15.28   $    15.34   $    15.53   $    14.67

Market value adjusted book value per share (3)  $    11.67   $    11.40   $    11.45   $    14.42   $    13.70

Number of common shares outstanding. . . . . .      21,572       21,490       21,490       20,280       16,219

Yield on ARM assets. . . . . . . . . . . . . .        7.06%        6.38%        5.86%        6.38%        6.64%

-----------------------------------------------
(1)     Shareholders'  equity  before  unrealized  market  value  adjustments.
(2)     Shareholders'  equity before unrealized market value adjustments, excluding preferred stock, divided by common  shares  outstanding.
(3)     Shareholders'  equity,  excluding  preferred  stock,  divided  by  common  shares  outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL  CONDITION

At December 31, 2000, the Company held total assets of $4.190 billion, $4.139 billion of which consisted of ARM assets. That compares to $4.376 billion in total assets and $4.326 billion of ARM assets at December 31, 1999. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At December 31, 2000, 93.7% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets owned by the Company at year-end, 80.3% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (15.9%) or investments in floating rate classes of CBOs (3.8%) backed primarily by mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at December 31, 2000 and December 31, 1999 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

             ARM  ASSETS  BY  ISSUER  AND  CREDIT  RATING
                   (Dollar  amounts  in  thousands)

                                 December 31, 2000          December 31, 1999
                             -------------------------  --------------------------
                               Carrying      Portfolio   Carrying        Portfolio
                                Value           Mix        Value            Mix
                             -----------     ---------  ----------      ----------
HIGH QUALITY:
 Freddie Mac/Fannie Mae      $2,187,180          52.9%  $2,068,152           47.8%
 Privately Issued:
   AAA/Aaa Rating             1,309,584 (1)      31.6    1,585,099 (1)       36.6
   AA/Aa Rating                 351,499           8.5      459,858           10.6
                             -----------     ---------  ----------      ----------
     Total Privately Issued   1,661,083          40.1    2,044,957           47.2
                             -----------     ---------  ----------      ----------

                             -----------     ---------  ----------      ----------
     Total High Quality       3,848,263          93.0    4,113,109           95.0
                             -----------     ---------  ----------      ----------

OTHER INVESTMENT:
 Privately Issued:
   A Rating                      13,724           0.3       49,995            1.2
   BBB/Baa Rating                72,114           1.7       84,929            2.0
   BB/Ba Rating and Other        40,947 (1)       1.0       46,963 (1)        1.1
 Whole loans                    164,413           4.0       31,102            0.7
                             -----------     ---------  ----------      ----------
     Total Other Investment     291,198           7.0      212,989            5.0
                             -----------     ---------  ----------      ----------
     Total ARM Portfolio     $4,139,461         100.0%  $4,326,098          100.0%
                             ===========     =========  ==========      ==========

----------------------
(1) The AAA Rating category includes $615.7 million and $781.8 million of whole loans as of December 31, 2000 and 1999, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.1 and $32.3 million as of December 31, 2000 and 1999, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of December 31, 2000, the Company had reduced the cost basis of its ARM securities by $1,869,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the year ended December 31, 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $207,000 and recorded a $951,000 provision for estimated credit losses on its loan portfolio. During 2000, the Company sold two REO properties for a combined loss of $59,000. As of December 31, 2000, the Company's ARM loan portfolio included 8 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $4.4 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of a foreclosure process in the amount of $0.6 million. The average original effective loan-to-value ratio on these 8 delinquent loans and REO is approximately 61%. As of December 31, 2000, the Company had an allowance for estimated credit losses for loans and REO of $3.1 million. The Company believes this level of allowances is adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                                 ARM  ASSETS  BY  INDEX
                            (Dollar  amounts  in  thousands)

                                              December 31, 2000        December 31, 1999
                                           -----------------------  -----------------------
                                            Carrying    Portfolio    Carrying    Portfolio
                                             Value         Mix        Value         Mix
                                           ----------  -----------  ----------  -----------
ARM ASSETS:
  INDEX:
     One-month LIBOR                       $  651,502        15.7%  $  680,449        15.7%
     Three-month LIBOR                        158,512         3.8      170,384         3.9
     Six-month LIBOR                          430,908        10.4      626,616        14.5
     Six-month Certificate of Deposit         230,934         5.6      304,621         7.0
     Six-month Constant Maturity Treasury      22,330         0.5       37,781         0.9
     One-year Constant Maturity Treasury    1,402,764        33.9    1,359,229        31.4
     Cost of Funds                            164,697         4.0      213,800         5.0
                                           ----------  -----------  ----------  -----------
                                            3,061,647        73.9    3,392,880        78.4
                                           ----------  -----------  ----------  -----------

HYBRID ARM ASSETS                           1,077,814        26.1      933,218        21.6
                                           ----------  -----------  ----------  -----------
                                           $4,139,461       100.0%  $4,326,098       100.0%
                                           ==========  ===========  ==========  ===========


The ARM portfolio had a current weighted average coupon of 7.75% at December 31, 2000. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.46%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 1999, the ARM portfolio had a weighted average coupon of 7.08%. This consisted of an average coupon of 6.54% on the hybrid portion of the portfolio and an average coupon of 7.22% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.79%, based upon the composition of the portfolio and the applicable indices at the time. The higher average interest coupon on the ARM portfolio as of December 31, 2000 compared to the end of 1999 is reflective of Federal Reserve Board interest rate increases that had been occurring from June of 1999 through the second quarter of 2000. Late in the fourth quarter interest rates began to decrease and the Federal Reserve Board, January 2001, has taken action to lower short-term interest rates further and, as a result, the average interest rate on the ARM portion of the portfolio is expected to decline to a lower "fully indexed" rate during 2001.

At December 31, 2000, the current yield of the ARM assets portfolio was 7.06%, compared to 6.38% as of December 31, 1999, with an average term to the next repricing date of 308 days as of December 31, 2000, compared to 344 days as of December 31, 1999. As of December 31, 2000, hybrid ARMs comprised 26.1% of the total ARM portfolio, up from 21.6% as of the end of 1999. The Company finances its hybrid ARM portfolio with longer term borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts, the cost of hedging, the amortization of the deferred gains from hedging activity and the impact of principal payment receivables.

The increase in the yield of 0.68% as of December 31, 2000, compared to December 31, 1999, is primarily due to the increased weighted average interest rate coupon discussed above, which increased by 0.67%. The change in the yield adjustment from amortizing the net portfolio premium had the effect of decreasing the yield by 0.04%. The yield improved as a result of lower hedging cost, which decreased by 0.08%, as higher cost hedges matured and were replaced with lower cost hedges. The impact of non-interest earning principal payment receivables increased during the year 2000, decreasing the portfolio yield by 0.03% as of year-end.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of December 31, 2000. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                              Average      High        Low
                             ---------  -----------  -------
  Unpaid principal balance.  $282,890   $5,160,000   $1,978
  Coupon rate on loans. . .      7.67%       10.13%    5.50%
  Pass-through rate . . . .      7.35%        9.73%    5.23%
  Pass-through margin . . .      1.98%        3.48%    0.36%
  Lifetime cap. . . . . . .     12.90%       16.75%    9.75%
  Original Term (months). .       355          480       72
  Remaining Term (months) .       322          444       30


Geographic Distribution (Top 5 States):   Property type:
          California       28.17%            Single-family           65.46%
          Florida           9.66             DeMinimus PUD           20.38
          Georgia           7.16             Condominium              9.22
          New York          6.23             Other                    4.94
          Colorado          4.55

Occupancy status:                         Loan purpose:
          Owner occupied    85.60%           Purchase                60.73%
          Second home       10.41            Cash out refinance      22.06
          Investor           3.99            Rate & term refinance   17.21

Documentation type:                       Periodic Cap:
          Full/Alternative  93.98%           None                    53.38%
          Other              6.02            2.00%                   45.19
                                             1.00%                    0.41
Average effective original                   0.50%                    1.02
loan-to-value:              68.73%


During the year ended December 31, 2000, the Company purchased $861.5 million of ARM securities, 96.8% of which were High Quality assets, and $176.0 million of ARM loans generally originated to "A" quality underwriting standards. Of the ARM assets acquired during 2000, approximately 35% were Hybrid ARMs, 7% were indexed to LIBOR and 58% were indexed to U.S. Treasury bill rates. Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company emphasized the acquisition of ARM and Hybrid ARM assets and high quality floating rate collateralized mortgages. In doing so, the average premium/(discount) paid for ARM assets acquired in 2000, 1999 and 1998 was (0.42%), 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 1.64% as of December 31, 2000, compared to 1.95% as of December 31, 1999 and down from 2.83% as of the end of 1997.

During 2000, the Company sold $120.0 million of ARM assets. These sales consisted of securities and one loan, that generally did not fit the Company's current portfolio parameters, as well as two REO properties. The Company sold ARM assets in the amount of $18.6 million during 1999. These sales consisted of a mixture of securities and loans as well as one REO property. The Company monitors the performance of its individual ARM assets and generally sells an asset when there is an opportunity to replace it with an ARM asset that has an expected higher long-term yield or more attractive interest rate characteristics. The Company is presented with investment opportunities in the ARM assets market on a daily basis and management evaluates such opportunities against the performance of its existing portfolio. At times, the Company is able to identify opportunities that it believes will improve the total return of its portfolio by replacing selected assets. In managing the portfolio, the Company may realize either gains or losses in the process of replacing selected assets.

For the quarter ended December 31, 2000, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 18% compared to 16% during the same period of 1999. The annualized constant prepayment rate averaged approximately 17% during the full year of 2000 compared to 24% during 1999. When prepayment experience exceeds expectations due to sustained increased prepayment activity, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience is less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale improved by 0.12% to a negative adjustment of 2.28% of the portfolio as of December 31, 2000, from a negative adjustment of 2.40% as of December 31, 1999. Additionally, this is a 0.67% improvement from the negative adjustment of 2.97% as of September 30, 2000. This price improvement is primarily due to the decrease in short-term interest rates that was occurring at year-end and the relatively high interest rate on the Company's ARM portfolio, compared to the interest rate on mortgage products being originated. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased to $78.4 million as of December 31, 2000, from $83.4 million as of December 31, 1999 and $101.0 million as of September 30, 2000.

The Company has purchased Cap Agreements and Options Contracts in order to hedge exposure to changing interest rates. The majority of the Cap Agreements and all of the Options Contracts have been purchased to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These hedging instruments act to reduce the effect of the lifetime or maximum interest rate cap limitation. These hedging instruments purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. At December 31, 2000, the Cap Agreements and Options Contracts owned by the Company that are designated as a hedge against the lifetime interest rate cap on ARM assets had a remaining notional balance of $2.520 billion with an average final maturity of 2.2 years, compared to a remaining notional balance of $2.810 billion with an average final maturity of 2.2 years at December 31, 1999. Pursuant to the terms of these hedging instruments, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 7.10% to 12.50% and average approximately 10.04%. The Company has also entered into Cap Agreements with a notional balance of $104.1 million as of December 31, 2000, compared to $134.6 million as of December 31, 1999, in connection with hedging the fixed rate period of its Hybrid ARM assets. In doing so, the Company establishes a maximum cost of financing the Hybrid ARM assets during the term of the designated Cap Agreements that generally corresponds to within one year of the initial fixed rate term of Hybrid ARM assets. The Cap Agreements hedging Hybrid ARM assets as of December 31, 2000 would receive cash payments if the one-month LIBOR Index increases above certain specified levels, which range from 5.75% to 6.00% and average approximately 5.94% and have a remaining term of 2.6 years. The fair value of Cap Agreements and Options Contracts also tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At December 31, 2000, the fair value of the Company's Cap Agreements and Options Contracts was $1.3 million, $2.4 million less than the amortized cost of these hedging instruments.

The following table presents information about the Company's Cap Agreement and Options Contract portfolio that is designated as a hedge against the lifetime interest rate cap on ARM assets as of December 31, 2000:

           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                      (Dollar  amounts  in  thousands)

Hedged        Weighted    Cap Agreement/                       Weighted
ARM Assets     Average   Options Contract                  Average Remaining
Balance (1)   Life Cap   Notional Balance   Strike Price         Term
------------  ---------  -----------------  -------------  -----------------
$     26,958      8.01%  $          26,000          7.10%          2.2 Years
     201,434      8.35             200,000          7.50           3.0
     516,647      9.76             519,760          8.00           1.5
      25,779     10.61              25,000          9.00           1.7
      60,404     10.73              60,544          9.50           1.7
     362,451     11.29             362,132         10.00           1.7
     199,968     11.77             200,852         10.50           1.3
     454,099     12.38             452,652         11.00           2.6
     279,392     12.89             280,000         11.50           3.6
     359,346     13.93             360,777         12.00           2.7
      25,020     16.53              32,562         12.50           1.0
------------  ---------  -----------------  -------------  -----------------
$  2,511,498     11.51%  $       2,520,279         10.04%          1.9 Years
============  =========  =================  =============  =================

------------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during a fixed rate period, in accordance with the Company's investment policy.

As of December 31, 2000, the Company was a counterparty to twenty-two interest rate swap agreements ("Swaps") having an aggregate notional balance of $623.4 million. As of December 31, 2000, these Swaps had a weighted average remaining term of 2.4 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs and commitments to acquire Hybrid ARMs. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 25 days to 191 days. The Swaps hedge the cost of financing Hybrid ARMs to within a one year duration of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of December 31, 2000 was 2.9 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements.

RESULTS  OF  OPERATIONS  -  2000  COMPARED  TO  1999

For the year ended December 31, 2000, the Company's net income was $29,165,000, or $1.05 per share (Diluted EPS), based on a weighted average of 21,506,000 shares outstanding. That compares to $25,584,000, or $0.88 per share (Diluted
EPS), based on a weighted average of 21,490,000 shares outstanding for the year ended December 31, 1999. Net interest income for the year totaled $36,630,000, compared to $34,015,000 for the same period in 1999. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 2000, the Company recorded a net gain on the sale of ARM assets of $287,000 as compared to a net gain of $47,000 during 1999. Additionally, during 2000, the Company reduced its earnings and the carrying value of its ARM assets by reserving $1,158,000 for estimated credit losses, compared to $2,867,000 during 1999. During 2000, the Company incurred operating expenses of $6,594,000, consisting of a base management fee of $4,158,000, a performance-based fee of $46,000 and other operating expenses of $2,390,000. During 1999, the Company incurred operating expenses of $5,611,000, consisting of a base management fee of $4,088,000 and other operating expenses of $1,523,000.

The Company's return on average common equity was 6.90% for the year ended December 31, 2000 compared to 5.81% for the year ended December 31, 1999. During the fourth quarter of 2000, the Company's return on equity rose to 7.37%, compared to 6.56% during the third quarter of 2000. The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective quarter which is applicable to the computation of the performance fee:

                                       COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                               ROE in
                                                                                                             Excess of
                 Net                   Gain (Loss)   G & A                                Net      10-Year     10-Year
  For the     Interest    Provision      on ARM     Expense                 Preferred   Income/    US Treas   US Treas
  Quarter      Income/   For Losses/     Sales/       (2)/    Performance   Dividend/    Equity    Average     Average
   Ended       Equity       Equity       Equity      Equity   Fee/ Equity     Equity     (ROE)      Yield       Yield
------------  ---------  ------------  -----------  --------  ------------  ----------  --------  ----------  ---------
Mar 31, 1998     14.13%         0.48%        1.89%     1.62%         0.94%       2.06%    10.91%       5.60%      5.31%
Jun 30, 1998      9.15%         0.53%        1.76%     1.58%            -        1.96%     6.83%       5.60%      1.23%
Sep 30, 1998      6.82%         0.66%        0.89%     1.54%            -        1.97%     3.54%       5.24%     -1.70%
Dec 31, 1998      7.27%         0.76%       -4.88%     1.57%            -        2.01%    -1.95%       4.66%     -6.61%
Mar 31, 1999      8.07%         0.84%           -      1.58%            -        2.05%     3.60%       4.98%     -1.38%
Jun 30, 1999     11.17%         0.85%        0.04%     1.70%            -        2.05%     6.60%       5.54%      1.06%
Sep 30, 1999     11.48%         0.94%        0.02%     1.76%            -        2.05%     6.75%       5.88%      0.87%
Dec 31, 1999     11.09%         0.89%           -      1.86%            -        2.05%     6.29%       6.14%      0.15%
Mar 31, 2000     11.47%        0.41%            -      1.81%            -        2.06%     7.20%       6.47%      0.73%
Jun 30, 2000     10.74%         0.47%        0.06%     1.78%            -        2.05%     6.50%       6.18%      0.32%
Sep 30, 2000     11.01%         0.33%           -      2.07%            -        2.05%     6.56%       5.89%      0.67%
Dec 31, 2000     11.77%         0.21%        0.29%     2.37%         0.06%       2.05%     7.37%       5.57%      1.80%

   ------------------
   (1)     Average  common  equity  excludes  unrealized  gain  (loss)  on  available-for-sale  ARM  securities.
   (2)     Excludes  performance  fees.

The Company's return on equity was higher in this past quarter compared to the prior quarter primarily because the yield on the Company's ARM portfolio increased more than its cost of funds, improving the net interest spread for the respective quarters from an average of 0.26% for the third quarter of 2000 to 0.30% for the fourth quarter of 2000. The yield on the Company's ARM portfolio increased from 6.99% for the third quarter of 2000 to 7.09% for the fourth quarter, an improvement of 0.10%. The Company's average cost of funds for the most recent quarter increased by 0.05%, from 6.73% for the prior quarter to 6.78% for the fourth quarter of 2000. Based on market interest rates as of December 31, 2000, Federal Reserve Board actions to decrease short-term interest rates early in 2001 and interest rate re-pricing characteristics of the Company's ARM portfolio and borrowings, the Company expects that its cost of funds will decrease at a faster pace than its ARM portfolio will decline in yield, increasing the Company's portfolio margin during the first quarter of 2001. However, there is uncertainty regarding future Federal Reserve actions to increase or decrease interest rates in the future and the effect these actions may have on the ARM portfolio prepayment rate over the course of 2001.

The following table presents the components of the Company's net interest income for the years ended December 31, 2000 and 1999:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)


                                              2000       1999
                                            ---------  ---------
Coupon interest income on ARM assets        $306,142   $289,991
Amortization of net premium                  (16,273)   (26,634)
Amortization of Cap Agreements                (2,386)    (5,352)
Amortization of deferred gain from hedging     1,183        906
Cash and cash equivalents                      1,307      1,454
                                            ---------  ---------
     Interest income                         289,973    260,365
                                            ---------  ---------

Reverse repurchase agreements                202,309    163,807
AAA notes payable                             52,336     58,893
Other borrowings                               3,512        105
Interest rate swaps                           (4,814)     3,545
                                            ---------  ---------
     Interest expense                        253,343    226,350
                                            ---------  ---------
Net interest income                         $ 36,630   $ 34,015
                                            =========  =========

As presented in the table above, the Company's net interest income was $2.6 million higher during 2000 compared to 1999. The Company's interest income was $29.6 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during 2000 as compared to 1999. The Company's amortization expense for Cap Agreements has also declined, improving interest income further. This amortization expense has declined as the Company's more expensive Cap Agreements have expired and have been replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consists of ARMs that do not have lifetime caps and Hybrid ARMs that are generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period. The Company's interest expense increased by $27.0 million, primarily due to higher interest rates. It is important to note that the Company received a benefit from its use of Swaps to hedge the fixed rate period of Hybrid ARMs, decreasing its interest expense by $4.8 million during 2000 compared to an expense of $3.5 million during 1999. The Company's use of hedges has mitigated the effect of rising short-term interest rates on the financing of its Hybrid ARMs and was an important factor in the Company's ability to increase earnings and improve return on equity in the year 2000 as compared to 1999.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 2000 and 1999:

                         AVERAGE  BALANCE  AND  RATE  TABLE
                          (Dollar  amounts  in  thousands)

                                             For the Year  Ended    For the Year  Ended
                                          -----------------------  ----------------------
                                              December 31, 2000      December 31, 1999
                                          -----------------------  ----------------------
                                            Average    Effective    Average    Effective
                                            Balance       Rate      Balance       Rate
                                          -----------  ----------  ----------  ----------
Interest Earning Assets:
     Adjustable-rate mortgage assets      $4,233,933        6.82%  $4,378,998       5.92%
     Cash and cash equivalents                19,332        6.76       21,679       4.71
                                          -----------  ----------  ----------  ----------
                                           4,253,265        6.82    4,400,677       5.92
                                          -----------  ----------  ----------  ----------
Interest Bearing Liabilities:
     Borrowings                            3,875,118        6.54    4,026,970       5.62
                                          -----------  ----------  ----------  ----------

Net Interest Earning Assets and Spread    $  378,147        0.28%  $  373,707       0.30%
                                          ===========  ==========  ==========  ==========

Yield on Net Interest Earning Assets (1)                    0.86%                   0.77%
                                                       ==========              ==========

(1)     Yield  on  Net  Interest  Earning  Assets  is computed by dividing annualized net interest  income  by  the  average  daily  balance  of  interest  earning assets.

As a net result of the yield on the Company's interest-earning assets increasing to 6.82% during 2000 from 5.92% during 1999 and the Company's cost of funds increasing to 6.54% from 5.62%, its net interest income increased by $2,615,000. This increase in net interest income is primarily the result of a favorable rate variance, partially offset by a less significant unfavorable volume variance. There was a net favorable rate variance of $2,736,000, which consisted of a favorable variance of $39,657,000 resulting from the higher yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $36,921,000 resulting from the increase in the Company's cost of funds. The slightly lower average amount of interest earning assets during 2000 produced an unfavorable volume variance of $10,049,000, but this was almost entirely offset by a lower average balance of borrowings which produced a favorable volume variance of $9,928,000, resulting in a net unfavorable volume variance of only $122,000.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

          COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                                   (Dollar amounts in millions)

                                                                                               Yield on
               Average   Wgt Avg                       Yield on                                   Net
As of the     Interest    Fully    Weighted            Interest                    Net         Interest
 Quarter       Earning   Indexed    Average    Yield    Earning    Cost of       Interest       Earning
  Ended        Assets     Coupon    Coupon    Adj (2)   Assets      Funds         Spread        Assets
------------  ---------  --------  ---------  -------  ---------  ------------  -------------  ---------
Mar 31, 1998  $ 4,859.7     7.47%      7.47%    1.23%      6.24%      5.74%          0.50%         0.92%
Jun 30, 1998  $ 4,918.3     7.51%      7.44%    1.50%      5.94%      5.81%          0.13%         0.56%
Sep 30, 1998  $ 4,963.7     6.97%      7.40%    1.52%      5.88%      5.78%          0.09%         0.46%
Dec 31, 1998  $ 4,526.2     6.79%      7.28%    1.42%      5.86%      5.94% (3)     -0.08% (3)     0.61%
Mar 31, 1999  $ 4,196.4     6.85%      7.03%    1.31%      5.71%      5.36%          0.35%         0.63%
Jun 30, 1999  $ 4,405.3     7.10%      6.85%    1.11%      5.74%      5.40%          0.34%         0.82%
Sep 30, 1999  $ 4,552.1     7.20%      6.85%    0.76%      6.09%      5.74%          0.35%         0.82%
Dec 31, 1999  $ 4,449.0     7.51%      7.08%    0.70%      6.38%      6.47% (3)     -0.09% (3)     0.81%
Mar 31, 2000  $ 4,471.0     7.77%      7.26%    0.68%      6.58%      6.32%          0.26%         0.83%
Jun 30, 2000  $ 4,344.6     7.87%      7.48%    0.59%      6.89%      6.75%          0.14%         0.81%
Sep 30, 2000  $ 4,066.1     7.84%      7.68%    0.68%      7.00%      6.72%          0.28%         0.88%
Dec 31, 2000  $ 4,131.4     7.46%      7.75%    0.69%      7.06%      6.75% (3)      0.31% (3)     0.93%

   -----------------
     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
     (2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these Components of the Yield Adjustments on ARM Assets for the dates presented in the table above.
     (3) The year-end cost of funds and net interest spread are commonly affected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.


                 COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                    Amort of
                          Impact of              Deferred Gain
 As of the    Premium/    Principal                   From           Total
  Quarter     Discount    Payments     Hedging      Hedging          Yield
   Ended        Amort    Receivable   Activity      Activity      Adjustment
------------  ---------  -----------  ---------  ---------------   -----------
Mar 31, 1998      0.98%        0.16%      0.13%          (0.04)%       1.23%
Jun 30, 1998      1.24%        0.17%      0.13%          (0.04)%       1.50%
Sep 30, 1998      1.25%        0.18%      0.13%          (0.04)%       1.52%
Dec 31, 1998      1.18%        0.14%      0.14%          (0.04)%       1.42%
Mar 31, 1999      1.09%        0.10%      0.15%          (0.03)%       1.31%
Jun 30, 1999      0.87%        0.13%      0.13%          (0.02)%       1.11%
Sep 30, 1999      0.51%        0.13%      0.13%          (0.01)%       0.76%
Dec 31, 1999      0.51%        0.09%      0.11%          (0.01)%       0.70%
Mar 31, 2000      0.57%        0.07%      0.07%          (0.03)%       0.68%
Jun 30, 2000      0.46%        0.10%      0.06%          (0.03)%       0.59%
Sep 30, 2000      0.56%        0.10%      0.05%          (0.03)%       0.68%
Dec 31, 2000      0.54%        0.13%      0.05%          (0.03)%      0.69%

As of December 31, 2000, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 7.06%, compared to 6.38% as of December 31, 1999-- an increase of 0.68%. The Company's cost of funds as of December 31, 2000, was 6.75%, compared to 6.47% as of December 31, 1999 -- an increase of 0.28%. As a result of these changes, the Company's net interest spread as of December 31, 2000 was 0.31%, compared to --0.09% as of December 31, 1999 -- an increase of 0.40%. The increase in the Company's cost of funds as of year end, compared to September 30, 2000, is generally the impact of year end pressures on short-term interest rates that typically cause a temporary rise in the interest rate on the Company's borrowings.

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. The Company has been reducing its exposure to ARM assets that are indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. In March of 2000, the U.S. Treasury announced that it would adjust its monthly auction of one-year treasury bills to quarterly and that it would cease auctioning the one-year treasury bill next year. As a consequence, a shortage of one-year bills has developed, increasing its cost and lowering its yield. Therefore, the relationship between the one-year treasury index and LIBOR was negatively impacted beginning with the second quarter of 2000 after improving during 1999 and early 2000. The Company does not know when or if this relationship will improve, although, now that the U.S. Treasury has ceased to auction new one-year treasury bills and is considering several new methods to compute the one-year index, the Company believes that any of new methods being considered may improve the relationship. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to one-year U.S. Treasury rates to 33.9% at December 31, 2000 from 49.0% as of the end of 1997. The data is as follows:


         ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES


                                                        Average Spread
                                                        Between 1 Year
                                                        U.S. Treasury      Percent of ARM
                    Average 1 Year   Average 1 and 3   Rates and 1 & 3   Portfolio Indexed
                     U.S. Treasury     Month LIBOR       Month LIBOR       to 1 Year U.S.
For the Year Ended   Rates During      Rates During      Rates During    Treasury Rates at
   December 31,         Period            Period            Period         End of Period
------------------  ---------------  ----------------  ----------------  ------------------
1993                          3.43%             3.25%             0.18%               20.9%
1994                          5.32%             4.61%             0.71%               15.5%
1995                          5.94%             6.01%            -0.07%               19.3%
1996                          5.52%             5.48%             0.04%               45.4%
1997                          5.63%             5.69%            -0.06%               49.0%
1998                          5.05%             5.57%            -0.52%               34.7%
1999                          5.08%             5.33%            -0.25%               31.4%
2000                          6.11%             6.47%            -0.36%               33.9%

The Company's provision for estimated credit losses decreased in 2000 compared to 1999, in part, because the Company discontinued reducing the cost basis of two securities that the Company now believes have been reduced to a cost basis that fully reflects its estimate of credit losses for these two securities. The outlook for estimated loss on these two securities has improved as the underlying loans have been paying off and real estate values have improved, primarily in the California market. Additionally, during the third quarter of 2000, the Company decided to reduce its rate of providing for losses on its whole loan credit exposure. During the Company's third quarter review of the level of its loan loss reserves and after considering its identifiable loss exposure to currently delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its loan loss reserves had reached a level that it was appropriate to reduce the rate at which the Company is recording provisions. Since the commencement of acquiring whole loans in 1997, the Company has only experienced a loss on one loan, in the amount of $59,000, which was fully reserved and occurred in 2000. The Company will continue to review economic conditions and the quality of its loan portfolio and periodically adjust the rate at which it provides for losses. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third-party credit enhancement agreements. As of December 31, 2000, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 28.2% of the Company's portfolio of ARM assets or $1.165 billion.

During 2000, the Company realized $287,000 in gains and no losses on the sale of $120.0 million of ARM assets. The gain from the sale of ARM securities during 2000 included $48,000 of gains that were the result of the Company's re-securitization of Other Investment ARM securities and the subsequent sale of AAA and AA rated securities resulting from this re-securitization. The Company retained a AAA rated interest only security and the subordinate classes of the re-securitization in connection with this transaction. As a result of this transaction, the Company improved its liquidity, the credit quality of its ARM portfolio and recorded a small gain.

During 1999, the Company realized a net gain from the sale of ARM assets in the amount of $47,000. The sales during 1999 were a combination of securities and loans and one sale of a real estate property that the Company acquired through foreclosure, which was sold for a $10,000 gain.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% (90% effective 2001) of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 2000, the Company had met all of the dividend distribution requirements of a REIT. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                                Years Ending December 31,
                                               --------------------------
                                                   2000          1999
                                               ------------  ------------
Net income                                     $  29,165     $    25,584
  Additions:
    Provision for credit losses                    1,147           2,867
    Net compensation related items                   554             362
    Non-REIT Subsidiary taxable loss                  70               -
  Deductions:
    Dividend on Series A Preferred Shares         (6,679)(1)      (6,679)
    Actual credit losses on ARM securities          (941)           (776)
    Use of capital loss carry forward               (230)            (47)
                                               ------------  ------------
Taxable net income available to common         $  23,086     $    21,311
                                               ============  ============

-------------
(1) Excludes the preferred dividend declared December 15, 2000 and paid January 10, 2001.

For the year ended December 31, 2000, the Company's ratio of operating expenses to average assets was 0.16% compared to 0.12% for 1999. The Company's other expenses increased by approximately $867,000, primarily due the operations of the Company's taxable mortgage banking subsidiary, the expenses related to the discontinued efforts to acquire a federally chartered financial institution, expenses associated with the Company's issuance of DERs and PSRs and due to other corporate matters. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans.

This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions. The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.15% of the first $300 million of Average Shareholders' Equity, plus 0.85% of Average Shareholders' Equity above $300 million. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS


               Management Fee &                           Total
   For the      Other Expenses/   Performance Fee/   G & A Expense/
Quarter Ended   Average Assets     Average Assets    Average Assets
-------------  -----------------  -----------------  ---------------
Mar 31, 1998               0.10%              0.06%            0.16%
Jun 30, 1998               0.10%                 -             0.10%
Sep 30, 1998               0.10%                 -             0.10%
Dec 31, 1998               0.11%                 -             0.11%
Mar 31, 1999               0.12%                 -             0.12%
Jun 30, 1999               0.12%                 -             0.12%
Sep 30, 1999               0.13%                 -             0.13%
Dec 31, 1999               0.13%                 -             0.13%
Mar 31, 2000               0.13%                 -             0.13%
Jun 30, 2000               0.13%                 -             0.13%
Sep 30, 2000               0.16%                 -             0.16%
Dec 31, 2000               0.18%                 -             0.18%

RESULTS  OF  OPERATIONS  -  1999  COMPARED  TO  1998

For the year ended December 31, 1999, the Company's net income was $25,584,000, or $0.88 per share (Diluted EPS), based on a weighted average of 21,490,000 shares outstanding. That compares to $22,695,000, or $0.75 per share (Diluted
EPS), based on a weighted average of 21,488,000 shares outstanding for the year ended December 31, 1998. Net interest income for the year totaled $34,015,000, compared to $31,040,000 for the same period in 1998. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 1999, the Company recorded a net gain on the sale of ARM assets of $47,000 as compared to a net loss of $278,000 during 1998. Additionally, during 1999, the Company reduced its earnings and the carrying value of its ARM assets by reserving $2,867,000 for estimated credit losses, compared to $2,032,000 during 1998. During 1999, the Company incurred operating expenses of $5,611,000, consisting of a base management fee of $4,088,000 and other operating expenses of $1,523,000. During 1998, the Company incurred operating expenses of $6,035,000, consisting of a base management fee of $4,142,000, a performance-based fee of $759,000 and other operating expenses of $1,134,000. Total operating expenses decreased as a percentage of average assets to 0.12% for 1999, compared to 0.13% for 1998.

The Company's return on average common equity was 5.81% for the year ended December 31, 1999 compared to 4.80% for the year ended December 31, 1998. The improved return on average common equity was primarily the result of a higher net interest spread during 1999 as compared to 1998. The Company's cost of funds during 1999 was 0.16% lower compared to 1998 and the yield on the Company's interest earning assets was 0.04% lower during 1999 compared to 1998. As a result, the Company's net interest margin averaged 0.30% during 1999 compared to 0.18% during 1998.

The following table presents the components of the Company's net interest income for the years ended December 31, 1999 and 1998:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                           1999        1998
                                        ----------  ---------
  Coupon interest income on ARM assets  $ 289,991   $ 35,983
  Amortization of net premium             (26,634)   (46,101)
  Amortization of Cap Agreements           (5,352)    (5,444)
  Amort. of deferred gain from hedging        906      1,889
  Cash and cash equivalents                 1,454        705
                                        ----------  ---------
    Interest income                       260,365    287,032
                                        ----------  ---------

  Reverse repurchase agreements           163,807    251,462
  Notes payable                            58,893      2,811
  Other borrowings                            105        632
  Interest rate swaps                       3,545      1,087
                                        ----------  ---------
    Interest expense                      226,350    255,992
                                        ----------  ---------

  Net interest income                   $  34,015   $ 31,040
                                        ==========  =========

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

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 1999 and 1998:

                                               AVERAGE BALANCE AND RATE TABLE
                                                (Dollar amounts in thousands)

                                                For  the  Year  Ended     For  the  Year  Ended
                                                 December  31,  1999       December  31,  1998
                                            --------------------------  ------------------------
                                               Average      Effective     Average     Effective
                                               Balance        Rate        Balance       Rate
                                            -------------  -----------  -----------  -----------
    Interest Earning Assets:
        Adjustable-rate mortgage assets     $   4,378,998        5.92%  $ 4,800,772        5.96%
        Cash and cash equivalents                  21,679        4.71        16,214        4.35
                                            -------------  ----------  ------------  -----------
                                                4,400,677        5.92     4,816,986        5.96
                                                                       ------------  -----------
  Interest Bearing Liabilities:
      Borrowings                                4,026,970        5.62     4,430,167        5.78

  Net Interest Earning Assets and Spread    $     373,707        0.30%  $   386,819        0.18%
                                            =============  ===========  ===========  ===========

  Yield on Net Interest Earning Assets (1)                       0.77%                     0.64%
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

The Company's provision for losses increased to $2.9 million for 1999 from $2.0 million for 1998. The provision for losses increases as the Company acquires and securitizes whole loans. The provision for estimated loan losses is based on a number of pertinent factors as discussed earlier. As of December 31, 1999, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 25.7% of the Company's portfolio of ARM assets compared to 24.5% as of December 31, 1998.

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

As a REIT, the Company was required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. For 2001 and thereafter, the Company must distribute dividends equal to 90% of its taxable income. As of December 31, 1999, the Company had met all of the dividend distribution requirements of a REIT. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:


           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                              Years  Ending  December  31,
                                              ----------------------------
                                                   1999          1998
                                              -------------  -------------
Net income                                     $    25,584   $     22,695
 Additions:
   Provision for credit losses                       2,867          2,032
   Net compensation related items                      362           (209)
   Non-deductible capital losses                       (47)           278
 Deductions:
   Dividend on Series A Preferred Shares            (6,679)        (5,009)
   Actual credit losses on ARM securities             (776)        (1,766)
                                              -------------  -------------
Taxable net income available to common         $    21,311   $     18,021
                                              =============  =============

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

The table below presents the Company's consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate sensitive assets and liabilities at specific points in time as of December 31, 2000, based on the earlier of term to repricing or the term to repayment of the asset or liability. The table does not include assets and liabilities that are not interest rate sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of the Company's assets and certain of the Company's liabilities, the maturity date is not determinable with certainty. In general, the Company's ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, the Company's AAA rated notes payable are paid down as the related ARM asset collateral pays down. The static gap report reflects the Company's investment policy that allows for only the acquisition of ARM assets that reprice within one year, short-term fixed rate assets with an average life of one year or less or Hybrids ARMs that are match funded to within a duration mismatch of one-year.

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

The use of interest rate instruments such as Swaps, Cap Agreements and Option Contracts are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Swaps and Caps that hedge the Company's Hybrid ARMs are included in the static gap report for purposes of analyzing interest rate risk because they have the affect of adjusting the repricing characteristics of the Company's liabilities. The Cap Agreements and Option Contracts that hedge the lifetime cap on the Company's ARM assets are not considered in a static gap report because they do not effect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the applicable hedged asset.


                                            INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                 (Dollar amounts in millions)

December  31,  2000
                                                       Over  3      Over  6
                                        3 Months      Months to    Months to      Over
                                         or less      6 Months      1 Year      1 Year      Total
                                       -------------  ------------  ---------  ----------  ----------
Interest-earning assets:
  ARM securities                      $  1,644,011   $   561,635   $530,296   $       -   $2,735,942
  ARM loans                                289,229        55,201     13,543           -      357,973
  Hybrid ARM loans                          77,643        64,174    135,048     823,319    1,100,184
  Cash and cash equivalents                 13,105             -          -           -       13,105
                                      -------------  ------------  ---------  ----------  ----------
    Total interest-earning assets        2,023,988       681,010    678,887     823,319    4,207,204
                                      -------------  ------------  ---------  ----------  ----------

Interest-bearing liabilities:
  Reverse repurchase agreements          2,941,134        13,739          -           -    2,954,873
  Notes payable                            603,910             -          -           -      603,910
  Whole Loan Financing                     158,593             -          -           -      158,593
  Swaps                                   (578,828)       44,547     85,971     448,310            -
                                      -------------  ------------  ---------  ----------  ----------
    Total interest-bearing
      liabilities                        3,124,809        58,286     85,971     448,310    3,717,376
                                      -------------  ------------  ---------  ----------  ----------

Interest rate sensitivity gap         $ (1,100,821)  $   622,724   $592,916   $ 375,009   $  489,828
                                      =============  ============  =========  =========   ==========

Cumulative interest rate
sensitivity gap                       $ (1,100,821)  $  (478,097)  $114,819   $ 489,828
                                      =============  ============  =========  ==========

Cumulative interest rate sensitivity
gap as a percentage of total assets
before market value adjustments            (25.79)%      (11.20)%      2.69%      11.48%
                                      =============  ============  =========  ==========

The Company generally ends each year with a significant sensitivity to liability repricing due to year-end aberrations in the cost of financing mortgage assets. Although the Company begins the process of financing many of its mortgage assets over year-end as early as the third quarter, the Company has a significant amount of assets that are in term reverse repurchase agreements that have an interest rate that re-sets monthly and that are collateralizing the Company's notes payable that also have an interest rate that re-sets monthly, as well as other assets that are not financed over year-end until close to the end of the year. As a result, the Company typically re-finances assets during the latter part of the year with short maturity borrowings in order to avoid locking in year-end rates for a longer maturity. In this way, assets that are financed close to year-end at unusually high rates have an opportunity to be re-financed at lower rates soon after year-end, which has been a common seasonal fluctuation applicable to financing mortgage assets.

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

At December 31, 2000, based on the earnings simulation model, the Company's potential earnings at risk to a gradual, parallel 100 basis point rise in market interest rates over the next twelve months was approximately 8.7% of projected 2001 net income. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, changes in other market conditions and management strategies to offset its potential exposure, among other factors. This measure of risk represents the Company's exposure to higher interest rates at a particular point in time. The Company's actual risk is always changing. The Company continuously monitors the Company's risk profile as it changes and alters its strategies as appropriate in its view of the likely course of interest rates and other developments in the Company's business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary source of funds for the year ended December 31, 2000 consisted of reverse repurchase agreements, which totaled $2.962 billion, collateralized notes payable, which had a balance of $603.9 million and whole loan financing facilities, which had a balance of $158.6 million. The Company's other significant sources of funds for the year ended December 31, 2000 consisted primarily of payments of principal and interest from its ARM assets in the amount of $1.161 billion. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at December 31, 2000, had a weighted average effective cost of 6.91%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.3 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in January 2001 and March 2003, subject to annual review. As of December 31, 2000, $1.357 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from two months to twelve months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with 26 different financial institutions and on December 31, 2000, had borrowed funds with 12 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 3.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the year ended December 31, 2000. Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of December 31, 2000, the Company had $603.9 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of December 31, 2000, the Company had entered into three whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively effected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of December 31, 2000, the Company had $158.6 million borrowed against these whole loan financing facilities at an effective cost of 7.05%.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of December 31, 2000, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during 2000. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During 2000, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rates can also affect the Company's net return on its Hybrid ARMs (net of the cost of financing Hybrid ARMs). The Company has estimates the duration of the fixed rate period of its Hybrid ARM and has a policy to hedge the financing of the Hybrid ARMs for the duration of the fixed rate period less one year. The financing of the unhedged fixed rate remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if the cost of funds on borrowings is higher at the expiration of the hedged period, the Company's net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably and conversely, if the cost of funds on borrowings is lower, the net interest spread will be affected favorably.

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

Lastly, because the Company only invests in ARM assets and approximately 8% to 10% of such mortgage assets are purchased with shareholders' equity, the Company's earnings, over time, will tend to increase, after an initial short-term decline, following periods when short-term interest rates have risen and decrease, after an initial short-term increase, following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM assets will, over time, reprice to a spread over the Company's cost of funds, while the portion of the Company's portfolio of ARM assets that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER  MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.7% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 97.9% of its 2000 revenue qualifies for the 75% source of income test and 100% of its 2000 revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 2000, the Company calculates that it is in compliance with this requirement.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

               The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" set forth on pages 40 through 42 in this Form 10-K.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

               The financial statements of the Company, the related notes and schedules to the financial statements, together with the Reports of Independent Accountants thereon are set forth on pages F-3 through F-25 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None

                                    PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

               The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 28, 2001 pursuant to General Instruction G(3).

ITEM  11.     EXECUTIVE  COMPENSATION

               The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 28, 2001 pursuant to General Instruction G(3).

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

               The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 28, 2001 pursuant to General Instruction G(3).

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

               The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 28, 2001 pursuant to General Instruction G(3).

                                    PART  IV

 ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)  Documents  filed  as  part  of  this  report:

                    1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

                         Reports  of  Independent  Accountants;
                         Consolidated Balance Sheets as of December 31, 2000 and 1999;
                         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998;
                         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998;
                         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 and Notes to Consolidated Financial Statements.

                    2.   Schedules  to  Consolidated  Financial  Statements:

                         All consolidated financial statement schedules are included in Part II, Item 8 of this Annual Report on Form-K.

                    3.   Exhibits:

                         See  "Exhibit  Index".

               (b)  Reports  on  Form  8-K:

                         None

                             THORNBURG MORTGAGE, INC
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                       REPORTS OF INDEPENDENT ACCOUNTANTS



                           For Inclusion in Form 10-K

                                   Filed with

                       Securities and Exchange Commission

                                December 31, 2000

                             THORNBURG MORTGAGE, INC
                                AND SUBSIDIARIES

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

Consolidated Statements of Shareholders' Equity           F-7

Consolidated Statements of Cash Flows                     F-8

Notes to Consolidated Financial Statements                F-9

FINANCIAL STATEMENT SCHEDULE:

Schedule IV - Mortgage Loans on Real Estate              F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS




To  the  Board  of  Directors  and  Shareholders
Thornburg  Mortgage,  Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers  LLP


New  York,  New  York
January  24,  2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors  and  Shareholders
Thornburg  Mortgage,  Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Thornburg Mortgage, Inc. and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Thornburg Mortgage, Inc. and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/  McGladrey  &  Pullen,  LLP


New  York,  New  York
January  20,  1999

                      THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)

                                                                   December 31
                                                            ------------------------
                                                               2000         1999
                                                            -----------  -----------
ASSETS

  Adjustable-rate mortgage ("ARM") assets (Notes 2 and 3)
    ARM securities                                          $3,359,352   $3,391,467
    Collateral for collateralized notes                        615,696      903,529
    ARM loans held for securitization                          164,413       31,102
                                                            -----------  -----------
                                                             4,139,461    4,326,098

  Cash and cash equivalents (Note 3)                            13,105       10,234
  Accrued interest receivable                                   32,730       31,928
  Prepaid expenses and other                                     4,871        7,705
                                                            -----------  -----------
                                                            $4,190,167   $4,375,965
                                                            ===========  ===========

LIABILITIES

  Reverse repurchase agreements (Note 3)                    $2,961,617   $3,022,511
  Collateralized notes payable (Note 3)                        603,910      886,722
  Other borrowings (Note 3)                                    158,593       21,289
  Payable for assets purchased                                 124,942      110,415
  Accrued interest payable                                      20,519       18,864
  Dividends payable (Note 5)                                     1,670        1,670
  Accrued expenses and other                                     1,378        3,607
                                                            -----------  -----------
                                                             3,872,629    4,065,078
                                                            -----------  -----------

COMMITMENTS (Note 2)

SHAREHOLDERS' EQUITY (Note 5)

  Preferred stock: par value $.01 per share;
    2,760 shares authorized; 9.68% Cumulative
    Convertible Series A, 2,760 and 2,760 issued
    and outstanding, respectively; aggregate preference in
    liquidation $69,000                                         65,805       65,805
  Common stock: par value $.01 per share;
    47,240 shares authorized, 22,072 and 21,990 shares
    issued and 21,572 and 21,490 outstanding, respectively         221          220
  Additional paid-in-capital                                   343,036      342,026
  Accumulated other comprehensive income (loss)                (78,427)     (82,489)
  Notes receivable from stock sales                             (5,318)      (4,632)
  Retained earnings (deficit)                                   (3,113)      (5,377)
  Treasury stock: at cost, 500 and 500 shares respectively      (4,666)      (4,666)
                                                            -----------  -----------
                                                               317,538      310,887
                                                            -----------  -----------

                                                            $4,190,167   $4,375,965
                                                            ===========  ===========

See  Notes  to  Consolidated  Financial  Statements.


                        THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Amounts in thousands, except per share data)


                                                            Year ended December 31
                                                       ----------------------------------
                                                          2000        1999        1998
                                                       ----------  ----------  ----------
Interest income from ARM assets and cash equivalents   $ 289,973   $ 260,365   $ 287,032
Interest expense on borrowed funds                      (253,343)   (226,350)   (255,992)
                                                       ----------  ----------  ----------
    Net interest income                                   36,630      34,015      31,040
                                                       ----------  ----------  ----------

Gain (loss) on sale of ARM assets                            287          47        (278)
Provision for credit losses                               (1,158)     (2,867)     (2,032)
Management fee (Note 7)                                   (4,158)     (4,088)     (4,142)
Performance fee (Note 7)                                     (46)          -        (759)
Other operating expenses                                  (2,390)     (1,523)     (1,134)
                                                       ----------  ----------  ----------
    NET INCOME                                         $  29,165   $  25,584   $  22,695
                                                       ==========  ==========  ==========

Net income                                             $  29,165   $  25,584   $  22,695
Dividend on preferred stock                               (6,679)     (6,679)     (6,679)
                                                       ----------  ----------  ----------
Net income available to common shareholders            $  22,486   $  18,905   $  16,016
                                                       ==========  ==========  ==========
Basic earnings per share                               $    1.05   $    0.88   $    0.75
                                                       ==========  ==========  ==========
Diluted earnings per share                             $    1.05   $    0.88   $    0.75
                                                       ==========  ==========  ==========
Average number of common shares outstanding               21,506      21,490      21,488
                                                       ==========  ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

                                     THORNBURG MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Three Years Ended December 31, 1999
                                     (Dollar amounts in thousands, except per share data)

                                                                              Notes
                                                                   Accum.    Receiv-
                                                         Addit-     Other     able
                                       Pref-             ional    Compre-     From     Retained              Compre-
                                       erred   Common   Paid-in    hensive    Stock    Earnings/  Treasury   hensive
                                       Stock   Stock    Capital    Income     Sales    (Deficit)   Stock     Income     Total
                                      -------  ------  --------  ---------  --------  ----------  --------  ---------  ---------
Balance, December 31, 1997 . . . . .  $65,805  $  203  $315,240  $(19,445)  $ (2,698) $    (951)  $     -              $358,154
Comprehensive income:
   Net income. . . . . . . . . . . .                                                     22,695              $22,695     22,695
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -       -         -   (61,157)        -           -         -    (61,157)   (61,157)
      Deferred gain on sale of
       hedges, net of amortization .        -       -         -    (1,546)        -           -         -     (1,546)    (1,546)
                                                                                                            ---------
   Other comprehensive loss. . . . .                                                                        $(40,008)
                                                                                                            =========
Issuance of common stock (Note 5). .        -      17    26,259         -     (1,934)         -                          24,342
Purchase of treasury stock (Note 5).        -       -         -         -         -      (4,666)                         (4,666)
Interest from notes receivable from
  stock sales  . . . . . . . . . . .                        257                                                             257
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -       -         -         -         -      (6,679)        -                (6,679)

Dividends declared on common
 stock - $0.905 per share. . . . . .        -       -         -         -         -     (19,577)        -               (19,577)
                                      -------  ------  --------  ---------  --------  ----------  --------  ---------  ---------

Balance, December 31, 1998 . . . . .   65,805     220   341,756   (82,148)   (4,632)     (4,512)   (4,666)              311,823
Comprehensive income:
   Net income. . . . . . . . . . . .                                                     25,584             $ 25,584     25,584
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -       -         -       307         -           -         -        307        307
      Deferred gain on sale of
       hedges, net of amortization .        -       -         -      (648)        -           -         -       (648)      (648)
                                                                                                            ---------
   Other comprehensive income. . . .                                                                        $(25,243)
                                                                                                            =========
Interest from notes receivable
  from stock sales . . . . . . . . .                        270                                                             270
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -       -         -         -         -      (6,679)        -                (6,679)
Dividends declared on common
 stock - $0.92 per share. . . . . . .       -       -         -         -         -     (19,770)        -               (19,770)
                                      -------  ------  --------  ---------  --------  ----------  --------             ---------
Balance, December 31, 1999 . . . . .  $65,805  $  220  $342,026  $(82,489)  $(4,632)  $  (5,377)  $(4,666)             $310,887
Comprehensive income:
   Net income. . . . . . . . . . . .                                                     29,165             $ 29,165     29,165
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment, net. .        -       -         -     4,927         -           -         -      4,927      4,927
      Deferred gain on sale of
       hedges, net of amortization .        -       -         -      (865)        -           -         -       (865)      (865)
                                                                                                            ---------
   Other comprehensive income. . . .                                                                        $ 33,227
                                                                                                            =========
Issuance of common stock (Note 5). .        -       1       730         -       (686)         -                              45
Interest from notes receivable from
 stock sales . . . . . . . . . . . .                        280                                                             280
Dividends declared on preferred
 stock - $2.42 per share . . . . . .        -       -         -         -         -      (6,679)        -                (6,679)
Dividends declared on common
 stock - $0.92 per share. . . . . .        -       -         -         -         -      (20,222)        -               (20,222)
                                      -------  ------  --------  ---------  --------  ----------  --------             ---------
Balance, December 31, 2000 . . . . .  $65,805  $  221  $343,036  $(78,427)  $(5,318)  $  (3,113)  $(4,666)             $317,538
                                      =======  ======  ========  =========  ========  ==========  ========             =========

See  Notes  to  Consolidated  Financial  Statements.


                                      F-7

                                 THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollar amounts in thousands)

                                                                           Year ended December 31
                                                                    --------------------------------------
                                                                       2000         1999          1998
                                                                    ----------  ------------  ------------
Operating Activities:
 Net income                                                         $  29,165   $    25,584   $    22,695
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization                                                        17,476        31,080        49,657
   Net realized (gain) loss from investing activities                    (287)          (47)          278
   Provision for credit losses                                          1,158         2,867         2,032
   Decrease (increase) in accrued interest receivable                    (802)        6,011           414
   Decrease (increase) in prepaid expenses and other                    2,834        (5,859)       (1,557)
   Increase (decrease) in accrued interest payable                      1,655       (12,650)       (8,235)
   Increase (decrease) in accrued expenses and other                   (2,229)          397         1,994
                                                                    ----------  ------------  ------------
     Net cash provided by operating activities                         48,970        47,383        67,278
                                                                    ----------  ------------  ------------

Investing Activities:
 Available-for-sale securities:
   Purchases                                                         (736,568)   (1,244,341)   (1,501,961)
   Proceeds on sales                                                  120,149         9,922       929,999
   Proceeds from calls                                                  4,288         6,234       138,926
   Principal payments                                                 682,624     1,026,098     1,651,450
 Collateral for collateralized notes payable:
   Principal payments                                                 284,326       239,737        13,416
 ARM Loans:
   Purchases                                                         (176,027)      (35,417)   (1,092,238)
   Principal payments                                                   9,029         9,339       115,081
   Proceeds on sales                                                      107         8,775         2,043
 Purchase of interest rate cap and floor agreements                    (1,048)       (1,853)       (1,081)
                                                                    ----------  ------------  ------------
     Net cash provided by  investing activities                       186,880        18,494       255,635
                                                                    ----------  ------------  ------------

Financing Activities:

 Net borrowings from (repayments of) reverse repurchase agreements    (60,894)      155,304    (1,402,963)
 Net borrowings from (repayments of) collateralized  notes           (282,813)     (240,459)    1,127,181
 Net borrowings from (repayments of) other borrowings                 137,303        19,260        (7,989)
 Proceeds from common stock issued                                         45             -        24,342
 Purchase of treasury stock                                                 -             -        (4,666)
 Dividends paid                                                       (26,900)      (26,449)      (36,396)
 Interest from notes receivable from stock sales                          280           270           229
                                                                    ----------  ------------  ------------
   Net cash (used in) financing activities                           (232,979)      (92,074)     (300,262)
                                                                    ----------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                    2,871       (26,197)       22,651

Cash and cash equivalents at beginning of year                         10,234        36,431        13,780
                                                                    ----------  ------------  ------------
Cash and cash equivalents at end of year                            $  13,105   $    10,234   $    36,431
                                                                    ==========  ============  ============
Supplemental disclosure of cash flow information and non-cash investing and financing activities are included in Notes 2 and 3.

See  Notes  to  Consolidated  Financial  Statements.

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

          Thornburg Mortgage, Inc., formerly Thornburg Mortgage Asset Corporation, was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of adjustable-rate mortgage assets on June 25, 1993, upon receipt of the net proceeds from the initial public offering of the Company's common stock.

          A  summary  of  the Company's significant accounting policies follows:

          CASH  AND  CASH  EQUIVALENTS

               Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

          BASIS  OF  PRESENTATION

               The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (together with its subsidiaries referred to hereafter as the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC"), Thornburg Mortgage Acceptance Corporation ("TMAC") and a taxable mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL") and its special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II, Thornburg Mortgage Acceptance Corporation II. TMFC and TMAC are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMHL and its subsidiaries have operated as taxable REIT subsidiaries since December 1, 2000 and are consolidated with the Company for financial statement purposes and are not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

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

          CREDIT  RISK

               The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investor Services, Inc. (the "Rating Agencies"). Additionally, the Company has also purchased ARM loans and limits its exposure to credit losses by restricting its whole loan purchases to ARM loans generally originated to "A" quality underwriting standards or loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio, including the subordinate classes of securities retained as part of the Company's securitization of loans.


               The Company monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

               The Company also makes a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the allowance for loan losses. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Additionally, once a loan is 90 days or more delinquent, the Company adjusts the value of the accrued interest receivable to what it believes to be collectible and generally stops accruing interest on the loan.

               Credit losses on pools of loans that are held as collateral for notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company makes a monthly provision for estimated credit losses on these loans the same as it does for loans that are not held as collateral for notes payable, except, it takes into consideration its maximum exposure.

               Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

          DERIVATIVE  FINANCIAL  INSTRUMENTS

               INTEREST  RATE  CAP  AGREEMENTS

               The Company purchases interest rate cap agreements ("Cap Agreements") to manage interest rate risk. To date, most of the Cap Agreements purchased limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. In similar fashion, the Company has purchased Cap Agreements to limit the financing rate of the Hybrid ARMs during their fixed rate term, generally for three to ten years. In general, the cost of financing Hybrid ARMs hedged with Cap Agreements is capped at a rate that is 0.75% to 1.00% below the fixed Hybrid ARM interest rate.

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

               INTEREST  RATE  OPTIONS  CONTRACTS

               The Company purchases options on interest rate futures ("Options Contracts") to manage interest rate risk in the same manner as Cap Agreements. To date, the Options Contracts purchased limit the Company's risk associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Options Contracts reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise.

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

               INTEREST  RATE  SWAP  AGREEMENTS

               The Company enters into interest rate swap agreements (Swap Agreements) in order to manage its interest rate exposure when financing its ARM assets. In general, Swap Agreements have been utilized by the Company in two ways. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a Hybrid ARM and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less. Revenues and expenses from the Swap Agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

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

               All Swap Agreements are classified as a liability hedge against the Company's borrowings. As a result, the unrealized gains and losses on Swap Agreements are off balance sheet and are discussed in Note 4.

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

          INCOME  TAXES

               The Company, excluding TMHL and its subsidiaries, has elected to be taxed as a Real Estate Investment Trust ("REIT") and complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries became taxable REIT subsidiaries on December 1, 2000 and, as such, they are subject to both federal and state corporate income tax. For the period December 1, 2000 through December 31, 2000, TMHL had an immaterial taxable loss.

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

Following is information about the computation of the earnings per share data for the years ended December 31, 2000, 1999 and 1998 (Amounts in thousands except per share data):

                                                  Earnings
                                 Income   Shares  Per Share
                                --------  ------  ----------
              2000
Net income                      $29,165

Less preferred stock dividends   (6,679)
                                --------
Basic EPS, income available to
 common shareholders             22,486   21,506  $     1.05
                                                  ==========

Effect of dilutive securities:

 Stock options                        -       13
                                --------  ------
Diluted EPS                     $22,486   21,519  $     1.05
                                ========  ======  ==========

              1999
Net income                      $25,584

Less preferred stock dividends   (6,679)
                                --------
Basic EPS, income available to
 common shareholders             18,905   21,490  $     0.88
                                                  ==========
Effect of dilutive securities:

 Stock options                        -        -
                                --------  ------
Diluted EPS                     $18,905   21,490  $     0.88
                                ========  ======  ==========

              1998
Net income                      $22,695

Less preferred stock dividends   (6,679)

Basic EPS, income available to
 common shareholders             16,016   21,488  $     0.75
                                                  ==========
Effect of dilutive securities:

 Stock options                        -        -
                                --------  ------
Diluted EPS                     $16,016   21,488  $     0.75
                                ========  ======  ==========




               The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 210,022, 186,779 and 59,784 shares of common stock at average prices of $7.43, $8.90 and $14.82 per share during the years ended December 31, 2000, 1999 and 1998, respectively. The conversion of preferred stock was not included in the computation of diluted EPS for any year because such conversion would increase the diluted EPS.

          RECENT  ACCOUNTING  PRONOUNCEMENTS

               On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133
               established a framework of accounting rules that standardize accounting and reporting for all derivative instruments. SFAS 133 requires that all derivative financial instruments be carried on the balance sheet at fair value. The adoption of this standard did not affect the Company's previously issued financial statements up to and including those as of December 31, 2000. In the first quarter of 2001, the Company will report the SFAS 133's impact as a cumulative effect of a change in accounting principle. The Company currently expects the cumulative adjustment required by SFAS to decrease "other comprehensive income" by approximately $600,000 and to decrease "Net income" by approximately $300,000.

               In September of 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has adopted the disclosure requirements relation to securitization transactions in its 2000 financial statements. Other provisions of this standard will be applied prospectively in the Company's fiscal quarter starting April 1, 2000. The
               Company does not expect the implementation of this standard to materially affect the Company's reported results of operations and financial position.

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

NOTE  2.  ADJUSTABLE-RATE  MORTGAGE  ASSETS  AND  INTEREST  RATE  CAP AGREEMENTS

          The following tables present the Company's ARM assets as of December 31, 2000 and 1999. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

December  31,  2000:
                                 Available-
                                  for-Sale        Collateral for
                                ARM Securities    Notes Payable    ARM Loans      Total
                               ----------------  ---------------  -----------  -----------
Principal balance outstanding  $     3,359,301   $      606,686   $  165,131   $4,131,118
Net unamortized premium                 56,759           11,759         (567)      67,951
Allowance for losses                    (1,869)          (2,949)        (151)      (4,969)
Cap agreements                           3,705              200            -        3,905
Principal payment receivable            19,883                -            -       19,883
                               ----------------  ---------------  -----------  -----------
Amortized cost, net                 3,437,779          615,696      164,413    4,217,888
                               ----------------  ---------------  -----------  -----------
Gross unrealized gains                   7,526               45        2,029        9,600
Gross unrealized losses                (85,953)         (10,499)         (97)     (96,549)
                               ----------------  ---------------  -----------  -----------
 Fair value                    $     3,359,352   $      605,242   $  166,345   $4,130,939
                               ================  ===============  ===========  ===========
 Carrying value                $     3,359,352   $      615,696   $  164,413   $4,139,461
                               ================  ===============  ===========  ===========

December 31, 1999:
                                  Available-
                                   for-Sale      Collateral for
                                ARM Securities    Notes Payable    ARM Loans      Total
                               ----------------  ---------------  -----------  -----------
Principal balance outstanding  $     3,388,160   $      890,701   $   31,649   $4,310,510
Net unamortized premium                 70,409           14,045         (445)      84,009
Deferred gain from hedging                (351)               -            -         (351)
Allowance for losses                    (1,930)          (2,106)        (102)      (4,138)
Cap agreements                           4,923              320            -        5,243
Principal payment receivable            13,610              569            -       14,179
 Amortized cost, net                 3,474,821          903,529       31,102    4,409,452
Gross unrealized gains                   5,462               29           65        5,556
                               ----------------  ---------------  -----------  -----------
Gross unrealized losses                (88,816)         (13,165)        (170)    (102,151)
                               ----------------  ---------------  -----------  -----------
 Fair value                    $     3,391,467   $      890,393   $   30,997   $4,312,857
                               ================  ===============  ===========  ===========

 Carrying value                $     3,391,467   $      903,529   $   31,102   $4,326,098
                               ================  ===============  ===========  ===========

          During 2000, the Company realized $287,000 in gains and no losses on the sale of $120.0 million of ARM assets. During 1999, the Company realized $52,000 in gains and $5,000 in losses on the sale of $18.6 million of ARM assets, and during 1998, the Company realized $4,634,000 in gains and $4,912,000 in losses on the sale of $932.3 million of ARM assets. All of the ARM securities sold were classified as available-for-sale. During 1998, approximately $379 million of securities previously classified as held-to-maturity were reclassified as available-for-sale.

          During 2000, the Company securitized $162.8 million of ARM loans into $159.3 million High Quality ARM securities and $3.5 million of subordinated securities, all of which are retained by the Company for its ARM portfolio.

          During the year ended December 31, 2000, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $207,000 and recorded a $951,000 provision for estimated credit losses on its loan portfolio. During the year 2000, the Company sold two REO properties for a combined loss of $59,000.

          The following tables summarize ARM loan delinquency information as of December 31, 2000 and 1999 (dollar amounts in thousands):

     2000
     ----

                                Percent
       Loan           Loan      of ARM      Percent of
Delinquency Status   Count      Balance      Loans (1)    Total Assets
------------------  --------  -----------  -------------  -------------
60 to 89 days              3  $       447         0.04%           0.01%
90 days or more            -            -            -               -
In foreclosure             5        3,980         0.34            0.10
                    --------  -----------  -------------  -------------
                           8  $     4,427         0.38%           0.11%
                    ========  ===========  =============  =============

      1999
      ----
                                          Percent
                      Loan      Loan      of ARM    Percent of
Delinquency Status    Count    Balance   Loans (1)    Total Assets
------------------- --------  --------  -----------  -------------
60 to 89 days              1  $    110        0.01%          0.00%
90 days or more            -         -           -              -
In foreclosure            10     5,450        0.49           0.12
                    --------  --------  -----------  -------------
                          11  $  5,560        0.50%          0.12%
                    ========  ========  ===========  =============

(1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.165 billion and $1.108 billion at December 31, 2000 and 1999, respectively.

          The following table summarizes the activity for the allowance for losses on ARM loans for the year ended December 31, 2000 and 1999 (dollar amounts in thousands):

                                                2000               1999
                                             ---------          ---------
                    Beginning  balance       $  2,208          $     804
                    Provision  for  losses        951              1,404
                    Charge-offs,  net             (59)                 0
                                             ---------          ---------
                    Ending  balance          $  3,100           $  2,208
                                             =========          =========

          As of December 31, 2000, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the aggregate amount of $0.6 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of this property.

          As of December 31, 2000, the Company had commitments to purchase $42.7 million of ARM loans.

          The average effective yield on the ARM assets owned was 7.09% as of December 31, 2000 and 6.38% as of December 31, 1999. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets, the Cap Agreements and Option Contracts, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

          As of December 31, 2000 and December 31, 1999, the Company had purchased Cap Agreements and Options Contracts with a remaining notional amount of $2.624 billion and $2.945 billion, respectively. The notional amount of the Cap Agreements and Options Contracts purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements and Options Contracts, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.88%. Of the Cap Agreements and Options Contracts owned by the Company as of December 31, 2000, $104.1 million are hedging the cost of financing Hybrid ARMs and $2.520 billion are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.77%. The Cap Agreements and Options Contracts had an average maturity of 2.3 years as of December 31, 2000. The initial aggregate notional amount of the

          Cap Agreements declines to approximately $2.346 billion over the period of the agreements, which expire between 2000 and 2004. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

          The Company has entered into reverse repurchase agreements to finance most of its ARM assets. The reverse repurchase agreements are short-term borrowings that are collateralized by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

          As of December 31, 2000, the Company had outstanding $2.962 billion of reverse repurchase agreements with a weighted average borrowing rate of 6.80% and a weighted average remaining maturity of 2.3 months. As of December 31, 2000, $1.357 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from two months to twelve months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at December 31, 2000 were collateralized by ARM assets with a carrying value of $3.166 billion, including accrued interest.

          At December 31, 2000, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

                Within  30  days     $    1,520,837
                31  to  89  days            365,655
                90  days or greater       1,075,125
                                     --------------
                                     $    2,961,617
                                     ==============

          As of December 31, 2000, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in January 2001 and is in the process of being extended for an additional year. During the first quarter of 2000, the Company entered into a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March of 2003, subject to an annual review and extension by both parties. The third facility is for an unspecified amount of uncommitted borrowing capacity and does not have a specific maturity date. As of December 31, 2000, the Company had $158.6 million borrowed against these whole loan financing facilities at an effective cost of 7.05%. The amount borrowed on the whole loan financing agreements at December 31, 2000 was collateralized by ARM loans with a carrying value of $164.2 million, including accrued interest.

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

          On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of December 31, 2000, the Notes had a net balance of $603.9 million, an effective interest cost of 7.38%, which changes each month at a spread to one-month LIBOR. As of December 31, 2000, these Notes were collateralized by ARM loans with a principal balance of $638.8 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

          As of December 31, 2000, the Company was a counterparty to twenty-two interest rate swap agreements ("Swaps") having an aggregate notional balance of $623.4 million. As of December 31, 2000, these Swaps had a weighted average remaining term of 2.4 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps and the Cap Agreements that also hedge the fixed rate period of Hybrid ARMs, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 25 days to 191 days. All of these Swaps were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. As of December 31, 2000, the Swap Agreements were collateralized by ARM assets with a carrying value of $5.9 million, including accrued interest.

          The total cash paid for interest was $249.6 million, $233.3 million and $267.9 million for 2000, 1999 and 1998 respectively.

NOTE  4.  FAIR  VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and December 31, 1999. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and December 31, 1999. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                        December 31, 2000          December 31, 1999
                                      -----------------------  -----------------------
                                       Carrying       Fair      Carrying      Fair
                                        Amount       Value       Amount       Value
                                      -----------  ----------  ----------  -----------
Assets:
     ARM assets                       $4,137,943   $4,129,421  $4,318,301  $4,305,060
     Cap Agreements/Option Contracts       1,518        1,518       7,797       7,797

Liabilities:
     Collateralized notes payable        603,910      605,927     886,722     889,305
     Other borrowings                    158,593      158,593      21,289      21,289
     Swap agreements                        (334)       7,259         749     (11,527)


          The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

          The fair values of the Company's ARM securities, Cap Agreements and Option Contracts are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values for ARM loans is estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements, which are off-balance sheet financial instruments, are based on market values provided by dealers who are familiar with the terms of the notes and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

NOTE  5.  COMMON  AND  PREFERRED  STOCK

          In 1997, the Company issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.8 million. The dividends are cumulative commencing on the issue date and are payable quarterly, in arrears. The dividends per share are equal to the greater of (i) $0.605 per quarter, or (ii) the quarterly dividend declared on the Company's common stock. Each share is convertible at the option of the holder at any time into one share of common stock. The preferred shares are redeemable by the Company on and after December 31, 1999, in whole or in part, as follows: (i) for one share of common stock plus accumulated, accrued but unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the conversion price of $25, or (ii) for cash at the issue price of $25, plus any accumulated, accrued but unpaid dividends through the redemption date. In the event of liquidation, the holders of the preferred shares will be entitled to receive out of the assets of the Company, prior to any distribution to the common shareholders, the issue price of $25 per share in cash, plus any accumulated, accrued and unpaid dividends. The Company has not, nor does it have any currents plans to exercise its redemption rights at this time.

          During 2000 and 1999, the Company did not issue any shares of common stock under its Dividend Reinvestment and Stock Purchase Plan. During 1998, the Company issued 1,581,550 shares of common stock under this plan and received net proceeds of $24.4 million.

          During 2000, stock options for 82,797 shares of common stock were exercised at an average price of $8.83 and $685.7 thousand of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $45.3 thousand. During 1999, there were no exercises of stock options. During 1998, stock options for 128,377 shares of common stock were exercised at an average price of $15.23 and $2.0 million of notes receivable were executed in connection with the exercise of these options.

          On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of common stock during 2000 or 1999. To date, the Company has repurchased 500,016 shares of common stock under this program at an average price of $9.28 per share.

          The following table presents information regarding the Company's common and preferred dividends declared for the 2000, 1999 and 1998 fiscal years:

                                   28% (1)    20% (1)  Return
                        Ordinary   Capital   Capital    of
                         Income     Gains     Gains   Capital    Total
                       ---------  --------  --------  -------  -----------
Common Dividends:
     2000              $ 0.9400   $      -  $      -  $     -  $0.940 (2)
     1999                0.9200          -         -        -   0.920 (2)
     1998                0.8412          -         -   0.0638   0.905 (2)

Preferred Dividends:
     2000              $  2.420   $      -  $      -  $     -  $2.420 (3)
     1999                 2.420          -         -        -   2.420 (3)
     1998                 2.420          -         -        -   2.265 (3)

          (1)  Maximum  federal  tax  rate  applicable  to  capital  gains
          (2) $0.25, $0.23 and $0.50 of dividends was declared and paid in the following fiscal years for 2000, 1999 and 1998, respectively.
          (3) $0.605, $0.605 and $0.605 was paid in the following fiscal year for 2000, 1999, and 1998, respectively.

          The $0.605 preferred dividend declared on December 15, 2000 and paid on January 10, 2001 will be taken as a dividend deduction on the Company's 2000 income tax return and is therefore taxable income for preferred shareholders for 2000, as well as the four preferred dividends paid during 2000.

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

          The Company usually grants DERs at the same time as it grants ISOs and NQSOs. The number of PSRs issued are based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

          During 2000, there were 215,500 DERs granted and 28,765 PSRs issued. As of the December 31, 2000, there were 367,974 DERs outstanding, of which 339,813 were vested, and 44,827 PSRs outstanding. The Company recorded an expense associated with the DERs and the PSRs of $274,000, $92,000 and $11,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

          Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes mature between 2006 and 2009 and accrue interest at rates that range from 5.47% to 6.25% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of December 31, 2000, there were $5.3 million of notes receivable from stock sales outstanding.

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

                                           2000       1999       1998
                                         ---------  ---------  ---------
            Net income - as reported     $ 29,165   $ 25,584   $ 22,695
            Net income - pro forma         28,989     25,428     22,629

            Basic EPS - as reported          1.05       0.88       0.75
            Basic EPS - pro forma            1.04       0.87       0.74

            Diluted EPS - as reported        1.05       0.88       0.75
            Diluted EPS - pro forma          1.04       0.87       0.74

            Assumptions:
                Dividend yield              10.00%     10.00%     10.00%
                Expected volatility          32.4%      30.1%     25.60%
                Risk-free interest rate      6.29%      5.48%      5.68%
                Expected lives            7 years    7 years    7 years

          Information  regarding  options  is  as  follows:

                                                        2000                 1999                1998
                                              ---------------------  ------------------  ------------------
                                                           Weighted             Weighted            Weighted
                                                            Average              Average            Average
                                                           Exercise             Exercise            Exercise
                                                Shares      Price     Shares     Price    Shares     Price
                                              ----------  ---------  ---------  -------  ---------  -------
             Outstanding, beginning of year     789,473   $  15.494    612,402  $17.549   680,995   $17.353
             Granted                            210,022       7.426    186,779    8.897    59,784    14.817
             Exercised                          (82,797)      8.829          -        -  (128,377)   15.234
             Expired                                  -           -      9,708   18.227         -         -
                                              ----------  ---------  ---------  -------  ---------  -------
            Outstanding, end of year            916,698   $  14.248    789,473  $15.494   612,402   $17.549
                                              ==========  =========  =========  =======  =========  =======

             Weighted average fair value of
             options granted during the year  $    0.93             $    0.93          $    1.22

             Options exercisable at year end    804,053               631,828            479,482

          The following table summarizes information about stock options outstanding at December 31, 2000:

                                                       Options Outstanding     Options Exercisable
                                                     -----------------------  ---------------------
                                                      Weighted
                                                       Average      Weighted               Weighted
                                                      Remaining     Average                 Average
                                          Options    Contractual   Exercise   Exercisable  Exercise
             Range of Exercise Prices   Outstanding   Life (Yrs)     Price    At 12/31/00    Price
             -------------------------  -----------  ------------  ---------  -----------  --------

             $    7.375 - $12.4375         332,311           9.0  $   8.167      332,311  $   8.167
             $    14.375 - $16.125         320,428           3.6     15.343      320,428     15.343
             $    17.500 - $20.000         178,279           6.2     19.586       65,634     18.876
                  $   22.625                85,680           6.5     22.625       85,680     22.625
             -------------------------  -----------  ------------  ---------  -----------  --------
             $    7.375 - $22.625          916,698           6.4   $ 14.248      804,053   $ 13.442
             =========================  ===========  ============  =========  ===========  ========

          In January 2001, outstanding stock options for 578,303 shares at option exercise prices of $15.00 per share and above were voluntarily surrendered and cancelled by the officers and directors of the Company and employees of the Manager who held the options. The cancelled options will be returned to the Plan and will be available for future option grants under the Plan.

NOTE  7.  TRANSACTIONS  WITH  AFFILIATES

          The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager are reimbursed by the Company, principally expenses of the Company's taxable mortgage banking subsidiary related to mortgage loan acquisition, selling, servicing and securitization activities. The Agreement provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement.

          The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.15% of the first $300 million of Average Shareholders' Equity, plus 0.85% of Average Shareholders' Equity above $300 million. In addition, the three wholly-owned subsidiaries of the Company and the two wholly-owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,200 per month, paid in arrears.

          On October 17, 2000, the Board of Directors and the Manager agreed to amendments to the Agreement that included a 0.05% increase to the base management fee formula, effective immediately, and a cost of living clause that will adjust the base management fee formula by the change in the Consumer Price Index over the previous twelve month period, effective as of each annual review of the Agreement. The 0.05% adjustment to the base management fee formula is expected to increase the cost of the base management fee by approximately $200,000 on an annual basis. This amendment to the Agreement is reflected in the base management fee formula discussed in the preceding paragraph.

          For the years ended December 31, 2000, 1999 and 1998, the Company paid the Manager $4,158,000, $4,088,000 and $4,142,000, respectively, in base management fees in accordance with the terms of the Management Agreements.

          The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the year ended December 31, 2000, the Company earned performance based compensation in the amount of $46,000, in accordance with the terms of the Agreement. For the year ended December 31, 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%. For the year ended December 31, 1998, the Company paid the Manager $759,000 in performance based compensation in accordance with the terms of the Agreement.

          During 2000, the Company's mortgage banking subsidiary, TMHL, reimbursed the Manager $75,000 for expenses, primarily related to the acquisition of loans, in accordance with the terms of the Agreement. Additionally, the Company reimbursed the Manager and other affiliated companies $95,000 for certain other direct expenses of the Company, primarily related to shareholder relation, public relation and marketing consulting services.

          Beginning in 1999, the Company's subsidiaries, except TMHL, entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During 2000 and 1999, the combined amount of rent paid to the Manager was $31,000 and $10,000, respectively.

NOTE  8.  NET  INTEREST  INCOME  ANALYSIS

          The following table summarizes the amount of interest income and interest expense and the average effective interest rate for the periods ended December 31, 2000, 1999 and 1998 (dollar amounts in thousands):

                                                           2000                  1999           1998
                                                    -------------------  ----------------  ---------------
                                                                Average            Average          Average
                                                     Amount      Rate     Amount    Rate    Amount   Rate
                                                    ---------  --------  ---------  -----  --------  -----
          Interest Earning Assets:
               ARM assets                           $288,666      6.82%  $258,911   5.92%  $286,327  5.96%
               Cash and cash equivalents               1,307      6.76      1,454   4.71        705  4.35
                                                    ---------  --------  ---------  -----  --------  -----
                                                     289,973      6.82    260,365   5.92    287,032  5.96
                                                    ---------  --------  ---------  -----  --------  -----
          Interest Bearing Liabilities:
               Borrowings                            253,343      6.54    226,350   5.62    255,992  5.78
                                                    ---------  --------  ---------  -----  --------  -----
          Net Interest Earning Assets and Spread    $ 36,630      0.28%  $ 34,015   0.30%  $ 31,040  0.18%
                                                    =========  ========  =========  =====  ========  =====
          Yield on Net Interest Earning Assets (1)                0.86%             0.77%            0.64%
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

          The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                       2000 versus 1999             1999 versus 1998
                                ----------------------------  ------------------------------
                                 Rate     Volume     Total      Rate     Volume      Total
                                -------  ---------  --------  --------  ---------  ---------
Interest Income:

     ARM assets                 $39,645  $ (9,890)  $29,755   $(2,477)  $(24,938)  $(27,415)
     Cash and cash equivalents       12      (159)     (147)      382        366        748
                                -------  ---------  --------  --------  ---------  ---------
                                 39,657   (10,049)   29,608    (2,095)   (24,572)   (26,667)
                                -------  ---------  --------  --------  ---------  ---------
Interest Expense:
     Borrowings                  36,921    (9,928)   26,993    (6,979)   (22,663)   (29,642)
                                -------  ---------  --------  --------  ---------  ---------
Net interest income             $ 2,736  $   (121)  $ 2,615   $ 4,884   $ (1,909)  $  2,975
                                =======  =========  ========  ========  =========  =========

NOTE  9.  SUMMARIZED  QUARTERLY  RESULTS  (UNAUDITED)

          The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

                                                                   Year Ended December 31, 2000
                                                            ------------------------------------------
                                                             Fourth      Third     Second      First
                                                             Quarter    Quarter    Quarter    Quarter
                                                            ---------  ---------  ---------  ---------
          Interest income from ARM assets and cash          $ 73,150   $ 71,017   $ 73,152   $ 72,654
          Interest expense on borrowed funds                 (63,567)   (62,039)   (64,400)   (63,337)
                                                            ---------  ---------  ---------  ---------
               Net interest income                             9,583      8,978      8,752      9,317
                                                            ---------  ---------  ---------  ---------
          Gain (loss) on ARM assets                              238          -         49          -

          Provision for credit losses                           (176)      (270)      (381)      (331)

          General and administrative expenses                 (1,976)    (1,692)    (1,453)    (1,473)

          Dividend on preferred stock                         (1,669)    (1,670)    (1,670)    (1,670)
                                                            ---------  ---------  ---------  ---------
               Net income available to common shareholders  $  6,000   $  5,346   $  5,297   $  5,843
                                                            =========  =========  =========  =========
          Basic EPS                                         $   0.28   $   0.25   $   0.25   $   0.27
                                                            =========  =========  =========  =========
          Diluted EPS                                       $   0.28   $   0.25   $   0.25   $   0.27
                                                            =========  =========  =========  =========
          Average number of common shares outstanding         21,553     21,490     21,490     21,490
                                                            =========  =========  =========  =========

                                                                   Year Ended December 31, 1999
                                                            ------------------------------------------
                                                             Fourth      Third     Second      First
                                                             Quarter    Quarter    Quarter    Quarter
                                                            ---------  ---------  ---------  ---------
          Interest income from ARM assets and cash          $ 69,678   $ 67,955   $ 63,087   $ 59,645
          Interest expense on borrowed funds                 (60,633)   (58,623)   (54,015    (53,079)
                                                            ---------  ---------  ---------  ---------
               Net interest income                             9,045      9,332      9,072      6,566
                                                            ---------  ---------  ---------  ---------

          Gain (loss) on ARM assets                               (3)        15         35          -

          Provision for credit losses                           (728)      (764)      (689)      (686)

          General and administrative expenses                 (1,518)    (1,428)    (1,384)    (1,281)

          Dividend on preferred stock                         (1,669)    (1,670)    (1,670)    (1,670)
                                                            ---------  ---------  ---------  ---------
               Net income available to common shareholders  $  5,127   $  5,485   $  5,364   $  2,929
                                                            =========  =========  =========  =========
          Basic EPS                                         $   0.24   $   0.26   $   0.25   $   0.14
                                                            =========  =========  =========  =========
          Diluted EPS                                       $   0.24   $   0.26   $   0.25   $   0.14
                                                            =========  =========  =========  =========
          Average number of common shares outstanding         21,490     21,490     21,490     21,490
                                                            =========  =========  =========  =========

                   SCHEDULE IV - Mortgage Loans on Real Estate

Column A, Description: The Company's whole loan portfolio at December 31, 2000, which consists of only first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

   Column A (continued)       Column  B   Column C   Column  G          Column  H
--------------------------  ------------  --------  -----------  -----------------------
     Description(4)

        Range of           Number                  Final    Carrying     Principal Amount of
    Carrying Amounts         of       Interest    Maturity  Amount of    Loans Delinquent as to
      of Mortgages         Loans        Rate        Date   Mortgages(3)  Principal or Interest
------------------------  --------  ------------  -------  ------------  -----------------------
ARM Loans:
            $    0 - 250       535   5.38 - 9.61  Various  $     71,603  $                  443
               251 - 500       285   6.36 - 9.36  Various        99,545                       -
               501 - 750       104   6.86 - 9.11  Various        62,970                       -
             751 - 1,000        50   7.23 - 8.86  Various        45,304                       -
              over 1,000        46   6.61 - 9.73  Various        66,134                   3,450
                          --------                         ------------  -----------------------
                             1,020                             345,556                    3,893
                          --------                         ------------  -----------------------
Hybrid Loans:
                 0 - 250     1,075   5.61 - 9.36  Various       140,227                     534
               251 - 500       446   5.61 - 9.00  Various       157,805                       -
               501 - 750       117   5.61 - 9.00  Various        71,027                       -
             751 - 1,000        58   6.36 - 8.73  Various        52,596                       -
              over 1,000        22   6.13 - 8.73  Various        36,075                       -
                          --------                         ------------  -----------------------
                             1,718                              457,730                     534
                          --------                         ------------  -----------------------

Premium                                                         11,193
Allowance for losses (2)                                       (3,100)
                          --------                         ------------  -----------------------
                            2,738                             $811,379  $                 4,427
                          ========                         ============  =======================

Notes:
(1)     Reconciliation  of  carrying  amounts  of  mortgage  loans:

     Balance at December 31, 1999                         $843,834
          Additions during 2000:
          Loan purchases                                   176,027

          Deductions during 2000:
               Collections of principal                    170,983
               Cost of mortgage loans sold                     106
               Cost of mortgage loans securitized           33,673
               Cost of mortgage loans transferred to REO       624
               Provision for losses                            951
               Amortization of premium                       2,145
                                                          --------
                                                           208,482
                                                          --------
                    Balance at December 31, 2000          $811,379
                                                          ========

(2) The provision for losses is based on management's assessment of various factors.
(3)  Cost  for  Federal  income  taxes  is  the  same.
(4) The geographic distribution of the Company's whole loan portfolio at December 31, 2000 is as follows:

                                             Number of
                      State or Territory       Loans      Carrying Amount
                    -----------------------  ----------  -----------------
                    Arizona                         60   $         17,692
                    California                     597            260,149
                    Colorado                        65             37,883
                    Connecticut                     42             15,915
                    Florida                        361             85,062
                    Georgia                        180             55,424
                    Illinois                        59             15,505
                    Massachusetts                   53             13,675
                    Michigan                       122             22,383
                    Missouri                       121             22,064
                    New Jersey                     114             32,705
                    New York                       215             52,344
                    Pennsylvania                    46             11,192
                    Texas                           86             20,097
                    Washington                      40             11,890
                    Other states, less than
                        50 loans each              577            129,306
                    Premium                                        11,193
                    Allowance for losses                           (3,100)
                                             ----------  -----------------
                    TOTAL                        2,738   $        811,379
                                             ==========  =================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THORNBURG  MORTGAGE,  INC.
                                   (Registrant)

Dated:  March  26,  2001           /s/   Garrett  Thornburg
                                   ---------------------------------------------
                                         Garrett  Thornburg
                                         Chairman of the Board of Directors and
                                         Chief  Executive  Officer
                                         (Principal  Executive  Officer)


Dated:  March  26,  2001           /s/  Richard  P.  Story
                                   ---------------------------------------------
                                        Richard  P.  Story
                                        Chief  Financial  Officer and Treasurer
                                        (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Capacity               Date
-------------------------  -----------------------  --------------

/s/ Garrett Thornburg      Chairman of the Board,   March 26, 2001
-------------------------
Garrett Thornburg          Director and Chief
                           Executive Officer

/s/ Larry A. Goldstone     President, Director and  March 26, 2001
-------------------------
Larry A. Goldstone         Chief Operating Officer

/s/ David A. Ater          Director                 March 26, 2001
-------------------------
David A. Ater

/s/ Joseph H. Badal        Director                 March 26, 2001
-------------------------
Joseph H. Badal

/s/ Ike Kalangis           Director                 March 26, 2001
-------------------------
Ike Kalangis

/s/ Owen M. Lopez          Director                 March 26, 2001
-------------------------
Owen M. Lopez

/s/ James H. Lorie         Director                 March 26, 2001
-------------------------
James H. Lorie

/s/ Francis I. Mullin III  Director                 March 26, 2001
-------------------------
Francis I. Mullin

/s/ Stuart C. Sherman      Director                 March 26, 2001
-------------------------
Stuart C. Sherman

                                 Exhibit Index
                                                                                 Sequentially
                                                                                   Numbered
Exhibit Number                 Exhibit Description                                   Page
--------------  --------------------------------------------------------------  ------------

     1.1       Sales  Agency  Agreement  (a)

     3.1       Articles  of  Incorporation  of  the  Registrant  (b)

     3.1.1 Articles of Amendment to Articles of Incorporation dated June 29, 1995 (c)

     3.1.2     Articles  Supplementary  dated  January  21,  1997  (d)

     3.1.3     Amendment  to  Articles  of  Incorporation  dated
               April 27, 2000 (e)

     3.1.4     Form  of  Articles  Supplementary  for Series B Cumulative
               Preferred Stock  *                                                     75

     3.2       Amended  and  Restated  Bylaws  of  the  Registrant  (f)

     3.2.1.1   Amendment to the Restated Bylaws of  the  Registrant  (g)

     3.3       Audit  Committee  Charter  dated  January  25,  2001  (n)

     4.1       Specimen  Common  Stock  Certificates  (b)

     4.2       Specimen  Preferred  Stock  Certificates  (d)

     4.3       Form  of  Common  Stock  Certificate  *                                81

     4.4       Form of Preferred Stock Certificate for Series B
               Cumulative Preferred Stock *                                           83

     4.5       Form of Right Certificate *                                            85

    10.1       Management Agreement between the Registrant and
               Thornburg Mortgage Advisory Corporation dated July 15, 1999 (h)

    10.1.1     Amendment No. 1 to the Management Agreement dated
               October 17, 2000 (i)

    10.2       Form of Servicing Agreement (b)

    10.3 Form of 1992 Stock Option and Incentive Plan as amended and restated March 14, 1997 (j)

    10.3.1     Amendment dated December 16, 1997 to the amended and restated
               1992 Stock Option and Incentive Plan  (k)

    10.3.2     Amendment dated April 15, 1999 to the amended and restated
               1992 Stock Option and Incentive Plan  (h)

    10.4       Form of Dividend Reinvestment and Stock Purchase Plan (l)

    10.5       Trust Agreement dated as of December 1, 1998 (m)

    10.6       Indenture Agreement dated as of December 1, 1998 (m)

    10.7       Sales and Service Agreement dated as of December 1, 1998 (m)

    10.8       Form of Shareholder Rights Agreement *                                 91

    22.        Notice and Proxy Statement for the Annual Meeting of
               Shareholders to be held on April 26, 2001 (n)

-----------------------------
*    Being  filed  herewith.
(a) Previously filed with Registrant's Form 8-K dated October 10, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(b) Previously filed as part of Form S-11 which went effective on June 18, 1993 and incorporated herein by reference pursuant to Rule 12b-32.


(c) Previously filed with Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference pursuant to Rule 12b-32.
(d) Previously filed as part of Form 8-A dated January 17, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(e) Previously filed with Registrant's Form 10-Q dated March 31, 2000 and incorporated herein by reference pursuant to Rule 12b-32. (f) Previously filed as part of Form S-8 dated July 1, 1994 and incorporated herein by reference pursuant to Rule 12b-32.
(g) Previously filed with Registrant's Form 10-Q dated September 30, 1999 and incorporated herein by reference pursuant to Rule 12b-32.
(h) Previously filed with Registrant's Form 10-Q dated June 30, 1999 and incorporated herein by reference pursuant to Rule 12b-32.
(i) Previously filed with Registrant's Form 10-Q dated September 30, 2000 and incorporated herein by reference pursuant to Rule 12b-32.
(j) Previously filed with Registrant's Form 10-K dated December 31, 1996 and incorporated herein by reference pursuant to Rule 12b-32.
(k) Previously filed with Registrant's Form 10-K dated December 31, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(l) Previously filed as Exhibit 4 to Registrant's registration statement on Form S-3D dated September 24, 1997 and incorporated herein by reference pursuant to Rule 12b-32.
(m) Previously filed with Registrant's Form 10-K dated December 31, 1998 and incorporated herein by reference pursuant to Rule 12b-32.
(n)  Filed  on  March  28,  2001  and incorporated by reference pursuant to Rule
     12-b32.