Form 10-Q
period 2001-03-31
THORNBURG MORTGAGE INC
filed 2001-05-11
CIK 892535

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    -----------------------

COMMISSION FILE NUMBER:      001-11914


                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                          MARYLAND                           85-0404134
              (State or other jurisdiction of               (IRS Employer
               incorporation or organization)          Identification Number)

                     119 E. MARCY STREET
                    SANTA FE, NEW MEXICO                        87501
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

                           (1) Yes     X             No
                                   ---------            ---------
                           (2) Yes     X             No
                                   ---------            ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                      21,719,178 as of May 11, 2001



================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.................    3

                      Consolidated Statements of Operations for the three months ended
                       March 31, 2001 and March 31, 2000..................................................    4

                      Consolidated Statement of Shareholders' Equity for the three months
                       ended March 31, 2001...............................................................    5

                      Consolidated Statements of Cash Flows for the three months ended
                       March 31, 2001 and March 31, 2000..................................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   19

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   35

     Item 2.      Changes in Securities ..................................................................   35

     Item 3.      Defaults Upon Senior Securities ........................................................   35

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   35

     Item 5.      Other Information.......................................................................   35

     Item 6.      Exhibits and Reports on Form 8-K........................................................   35


     SIGNATURES       ....................................................................................   36

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                              March 31, 2001
                                                                (Unaudited)  December 31, 2000
                                                              -------------- -----------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
       ARM securities                                           $ 3,507,897    $ 3,359,352
       Collateral for collateralized notes                          582,834        615,696
       ARM loans held for securitization                            210,074        164,413
                                                                -----------    -----------
                                                                  4,300,805      4,139,461
                                                                -----------    -----------

    Cash and cash equivalents                                        51,780         13,105
    Accrued interest receivable                                      35,551         32,730
    Prepaid expenses and other                                        1,638          4,871
                                                                -----------    -----------
                                                                $ 4,389,774    $ 4,190,167
                                                                ===========    ===========


LIABILITIES

    Reverse repurchase agreements (Note 3)                      $ 3,253,329    $ 2,961,617
    Collateralized notes (Note 3)                                   572,080        603,910
    Other borrowings (Note 3)                                       199,977        158,593
    Payable for assets purchased                                         --        124,942
    Accrued interest payable                                         14,980         20,519
    Dividends payable (Note 5)                                        1,670          1,670
    Other payables and accrued expenses                              11,405          1,378
                                                                -----------    -----------
                                                                  4,053,441      3,872,629
                                                                -----------    -----------

SHAREHOLDERS' EQUITY (Note 5)

    Preferred stock: par value $.01 per share;
       2,760 shares authorized; 9.68% Cumulative
       Convertible Series A, 2,760 and 2,760 issued
       and outstanding, respectively; aggregate
       preference in liquidation $69,000                             65,805         65,805
    Common stock: par value $.01 per share;
       47,240 shares authorized, 22,219 and 22,072 shares
       issued and 21,719 and 21,572 outstanding, respectively           222            221
    Additional paid-in-capital                                      344,256        343,036
    Accumulated other comprehensive income (loss)                   (63,559)       (78,427)
    Notes receivable from stock sales                                (6,239)        (5,318)
    Retained earnings (deficit)                                         514         (3,113)
    Treasury stock: at cost, 500 and 500 shares, respectively        (4,666)        (4,666)
                                                                -----------    -----------
                                                                    336,333        317,538
                                                                -----------    -----------

                                                                $ 4,389,774    $ 4,190,167
                                                                ===========    ===========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2001        2000
                                                                    --------    --------
Interest income from ARM assets and cash                            $ 73,225    $ 72,654
Interest expense on borrowed funds                                   (58,901)    (63,337)
                                                                    --------    --------
     Net interest income                                              14,324       9,317
                                                                    --------    --------

Hedging expense                                                         (151)         --
Provision for credit losses                                             (178)       (331)
Management fee (Note 7)                                               (1,095)     (1,024)
Performance fee (Note 7)                                                (924)         --
Other operating expenses                                              (1,047)       (449)
                                                                    --------    --------

     Net income before cumulative effect of change in
       accounting principle                                           10,929       7,513
     Cumulative effect of change in accounting principle (Note 1)       (202)         --
                                                                    --------    --------

     NET INCOME                                                     $ 10,727    $  7,513
                                                                    ========    ========


Net income                                                          $ 10,727    $  7,513
Dividends on preferred stock                                          (1,670)     (1,670)
                                                                    --------    --------

Net income available to common shareholders                         $  9,057    $  5,843
                                                                    ========    ========

Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                              $   0.43    $   0.27
Cumulative effect of change in accounting principle (Note 1)           (0.01)         --
                                                                    --------    --------


Basic and diluted earnings per share                                $   0.42    $   0.27
                                                                    ========    ========

Average number of common shares outstanding                           21,691      21,490
                                                                    ========    ========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2001
(In thousands, except share data)

                                                                Accum.     Notes
                                                                Other     Receiv-
                                                  Additional    Compre-   able From  Retained                 Compre-
                              Preferred  Common    Paid-in      hensive     Stock    Earnings/    Treasury    hensive
                               Stock      Stock    Capital      Income      Sales    (Deficit)     Stock      Income     Total
                              --------  --------  ----------  ---------- ---------- -----------  ----------  --------- ---------
Balance, December 31, 2000    $65,805   $   221   $ 343,036   $ (78,427) $  (5,318) $  (3,113)   $  (4,666)            $ 317,538
Comprehensive income:
  Net income                                                                                        10,727    $10,727     10,727
  Other comprehensive
    income:
      Available-for-sale
        assets:
        Fair value
          adjustment, net
          of amortization          --        --          --      24,977         --         --           --     24,977     24,977
   Swap Agreements:
      Cumulative
        adjustment for
        change in accounting
        principle                  --        --          --        (629)        --         --           --       (629)      (629)
      Fair value adjustment,
        net of amortization                                      (9,480)                                       (9,480)    (9,480)
                                                                                                              -------
  Other comprehensive income                                                                                  $25,595
                                                                                                              =======
Issuance of common stock,
  Note 5                           --         1       1,133          --       (931)        --           --                   203
Interest and principle
  payments on notes
  receivable from
  stock sales                      87                    10                                             97
Dividends declared on
  preferred stock -
  $0.605 per share                 --        --          --          --         --     (1,670)          --                (1,670)
Dividends declared on
  common stock - $0.23
  per share                        --        --          --          --         --     (5,430)          --                (5,430)
                              -------   -------   ---------   ---------  ---------  ---------    ---------             ---------
Balance, March 31, 2001       $65,805   $   222   $ 344,256   $ (63,559) $  (6,239) $     514    $  (4,666)            $ 336,333
                              =======   =======   =========   =========  =========  =========    =========             =========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2001        2000
                                                                     ---------    ---------
Operating Activities:
   Net Income                                                        $  10,727    $   7,513
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Amortization                                                       4,647        5,217
      Provision for credit losses                                          178          331
      Change in assets and liabilities:
        Increase in accrued interest receivable                         (2,821)      (2,131)
        Decrease in prepaid expenses and other                           3,233        6,070
        Decrease in accrued interest payable                            (5,539)      (4,362)
        Increase (decrease) in other payables and accrued expenses      10,027         (325)
                                                                     ---------    ---------
         Net cash provided by operating activities                      20,452       12,313
                                                                     ---------    ---------

Investing Activities:
   Available-for-sale ARM securities:
     Purchases                                                        (498,948)    (398,717)
     Principal payments                                                259,446      149,583
   Collateral for collateralized notes payable:
     Principal payments                                                 32,144       45,641
ARM loans:
     Purchases                                                         (69,093)      (2,729)
     Principal payments                                                  9,879          629
Purchase of interest rate cap agreements                                    --         (448)
                                                                     ---------    ---------
         Net cash used in investing activities                        (266,572)    (201,041)
                                                                     ---------    ---------

Financing Activities:
   Net borrowings from reverse repurchase agreements                   282,254      281,298
   Repayments of collateralized notes                                  (31,830)     (45,203)
   Net borrowings from (repayments of) other borrowings                 41,384      (12,767)
   Dividends paid                                                       (7,100)      (6,613)
   Interest from notes receivable from stock sales                          87           67
                                                                     ---------    ---------
     Net cash provided by financing activities                         284,795      216,782
                                                                     ---------    ---------

Net increase in cash and cash equivalents                               38,675       23,054

Cash and cash equivalents at beginning of period                        13,105       10,234
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $  51,780    $  33,288
                                                                     =========    =========

Supplemental disclosure of cash flow information and non-cash activities is included in Note 3.

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

           In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter end March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

              CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

              BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (together with its subsidiaries referred to hereafter as the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC"), Thornburg Mortgage Acceptance Corporation ("TMAC") and a taxable mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL") and its special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II, Thornburg Mortgage Acceptance Corporation II. TMFC and TMAC are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMHL and its subsidiaries operate as taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes and are not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

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

              DERIVATIVE FINANCIAL INSTRUMENTS

                  INTEREST RATE CAP AGREEMENTS

                  The Company purchases interest rate cap agreements ("Cap Agreements") to manage interest rate risk. The Cap Agreements purchased limit the Company's risks associated with the lifetime or maximum interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements reduce the effect of the lifetime cap feature so that the yield on the ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowings also continue to rise. In similar fashion, the Company has purchased Cap Agreements in the past to limit the financing rate of the Hybrid ARMs during their fixed rate term, generally for three to ten years, although the Company is currently using only Swaps to hedge the fixed rate term of its Hybrid ARMs.

                  All Cap Agreements are classified as a fair value hedge against the value of the lifetime interest rate cap component of available-for-sale ARM securities or ARM loans and are carried at their fair value. The Company purchases Cap Agreements by incurring a one-time fee or premium, its initial carrying value. In accordance with the adoption of Financial Accounting Standard 133 ("FAS 133"), effective January 1, 2001, the change in the fair value of the Cap Agreements is compared to the change in the fair value of the related hedged asset to determine the effectiveness of the hedge. The related hedged asset is the value of the lifetime interest rate cap component of ARM assets. The effective portion of the unrealized gains and losses is reported as a separate component of equity and the ineffective portion is recorded in the Statement of Operations as hedging expense. The carrying value of the Cap Agreements is included in "ARM securities" on the balance sheet.

                  Upon the adoption of FAS 133 on January 1, 2001, the Company recorded a cumulative adjustment for a change in accounting principles in the amount $0.2 million, which reduced net income. This amount is the unrealized loss on certain Cap Agreements that had previously been designated as hedging the Company's borrowing cost during the fixed rate period of certain Hybrid ARMs. The Company re-designated these Cap Agreements as fair value hedges that hedge the value of the lifetime interest rate cap of its ARM assets consistent with the rest of the Company's portfolio of Cap Agreements. Furthermore, based on correlation studies of past periods, the Company determined that its Cap Agreements hedging the fair value change of the lifetime interest rate cap component of its ARM assets meet the effectiveness and other requirements of FAS 133 and that there was no cumulative adjustment associated with these Cap Agreements.

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

                  All Option contracts are classified as a hedge against available-for-sale assets or ARM loans and are carried at their fair value. The Company purchases Option contracts by incurring a one-time fee or premium, its initial carrying value. In accordance with the adoption of FAS 133, effective January 1, 2001, the change in the fair value of the Option contracts is compared to the change in the fair value of the related hedged asset to determine the effectiveness of the hedge. As in the case of Cap Agreements, the related hedged asset is the value of the lifetime interest rate cap component of ARM assets. The effective portion of the unrealized gains and losses is reported as a separate component of equity and the ineffective portion is recorded in the Statement of Operations as hedging expense. The carrying value of the Option Contracts is included in "ARM securities" on the balance sheet.

                  The Option Contracts were included in the correlation studies of the Cap Agreements to determine their past effectiveness as fair value hedges. As in the case of the Cap Agreements that hedge the lifetime interest rate cap component of the Company's ARM assets, the Option Contracts meet the effectiveness and other requirements of FAS 133 and there was no cumulative adjustment associated with the Option Contracts.

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

                  All Swap Agreements are classified as a cash flow hedge against the Company's borrowings. In accordance with FAS 133, the Company has calculated the effectiveness of this hedge. Due to the similarity of the terms of the hedged borrowings and the terms of the Swap Agreements, the effectiveness has been calculated to be 100%. As a result, the unrealized gains and losses on Swap Agreements are recorded in "Other comprehensive income" as a separate component of equity. Revenues and expenses from the Swap Agreements are accounted for on an accrual basis and recognized as a net adjustment to interest expense.

                  As of January 1, 2001, with the adoption of FAS 133, the Company recorded a transition adjustment in "Other comprehensive income" in the amount of $0.6 million to record the unrealized loss on its Swap Agreements. Swap Agreements, which had previously been off-balance sheet hedging instruments, are now carried at their fair value. The carrying value of the Swap Agreements is included in "Reverse repurchase agreements" on the balance sheet.

                  Realized gains and losses resulting from the termination and replacement of Swap Agreements, are recorded in "Other comprehensive income" as a separate component of equity and are thereafter amortized as a yield adjustment over the remaining term of the Swap Agreements. The terminated and replacement Swap Agreements generally have the same terms and conditions other than the fixed rate. The amortization of the realized gains and losses as a yield adjustment to the fixed rate of the replacement Swap Agreement results in approximately the same fixed cost between the terminated and replacement Swap Agreements. The Company terminates and replaces Swap Agreements as an additional source of liquidity when it is able to do so while maintaining compliance with its hedging policies.

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

              INCOME TAXES

                  The Company, excluding TMHL and its subsidiaries, has elected to be taxed as a Real Estate Investment Trust ("REIT") and complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax. For the quarter ended March 31, 2001, TMHL had an immaterial taxable loss.

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

                  Following is information about the computation of the earnings per share data for the three-month periods ended March 31, 2001 and 2000 (amounts in thousands except per share data):

                                                                     Earnings
                                               Income      Shares    Per Share
                                              --------    --------   --------
Three Months Ended March 31, 2001
Net income                                    $ 10,727

Less preferred stock dividends                  (1,670)
                                              --------

Basic EPS, income available to
   common shareholders                           9,057      21,691   $   0.42
                                                                     ========

Effect of dilutive securities:

   Stock options                                    --          53

                                              --------    --------
Diluted EPS                                   $  9,057      21,744   $   0.42
                                              ========    ========   ========

Three Months Ended March 31, 2000
Net income                                    $  7,513

Less preferred stock dividends                  (1,670)
                                              --------

Basic EPS, income available to
   common shareholders                           5,843      21,490   $   0.27
                                                                     ========

Effect of dilutive securities:

   Stock options                                    --          --

                                              --------    --------
Diluted EPS                                   $  5,843      21,490   $   0.27
                                              ========    ========   ========

                  The Company has granted options to directors and officers of the Company to purchase 35,666 shares of common stock at an average price of $10.56 per share during the quarter ended March 31, 2001. The Company granted options to purchase 10,000 shares of common stock at an average price of $8.44 per share during the quarter ended March 31, 2000. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

              The following tables present the Company's ARM assets as of March 31, 2001 and December 31, 2000. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

March 31, 2001:
                                 Available-
                                  for-Sale    Collateral for
                               ARM Securities  Notes Payable   ARM Loans        Total
                               -------------- --------------- -----------    -----------
Principal balance outstanding   $ 3,486,249    $   574,542    $   210,889    $ 4,271,680
Net unamortized premium              52,257         11,187           (628)        62,816
Allowance for losses                 (1,908)        (3,065)          (187)        (5,160)
Cap agreements                        3,291            170             --          3,461
Principal payment receivable         21,459             --             --         21,459
                                -----------    -----------    -----------    -----------
   Amortized cost, net            3,561,348        582,834        210,074      4,354,256
Gross unrealized gains               16,687             19          2,288         18,994
Gross unrealized losses             (70,138)        (9,726)          (191)       (80,055)
                                -----------    -----------    -----------    -----------
   Fair value                   $ 3,507,897    $   573,127    $   212,171    $ 4,293,195
                                ===========    ===========    ===========    ===========

   Carrying value               $ 3,507,897    $   582,834    $   210,074    $ 4,300,805
                                ===========    ===========    ===========    ===========

December 31, 2000:
                                 Available-
                                  for-Sale    Collateral for
                               ARM Securities  Notes Payable   ARM Loans        Total
                               -------------- --------------  -----------    -----------
Principal balance outstanding   $ 3,359,301    $   606,686    $   165,131    $ 4,131,118
Net unamortized premium              56,759         11,759           (567)        67,951
Allowance for losses                 (1,869)        (2,949)          (151)        (4,969)
Cap agreements                        3,705            200             --          3,905
Principal payment receivable         19,883             --             --         19,883
                                -----------    -----------    -----------    -----------
   Amortized cost, net            3,437,779        615,696        164,413      4,217,888
Gross unrealized gains                7,526             45          2,029          9,600
Gross unrealized losses             (85,953)       (10,499)           (97)       (96,549)
                                -----------    -----------    -----------    -----------
   Fair value                   $ 3,359,352    $   605,242    $   166,345    $ 4,130,939
                                ===========    ===========    ===========    ===========

   Carrying value               $ 3,359,352    $   615,696    $   164,413    $ 4,139,461
                                ===========    ===========    ===========    ===========

              During both the quarters ended March 31, 2001 and 2000, the Company did not sell any ARM securities.

              During the quarter ended March 31, 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $26,000 and recorded a $152,000 provision for estimated credit losses on its loan portfolio.

              The following tables summarize ARM loan delinquency information as of March 31, 2001 and December 31, 2000 (dollar amounts in thousands):

              2001
                                                       Percent
                                     Loan     Loan      of ARM     Percent of
              Delinquency Status     Count   Balance   Loans (1)  Total Assets
              ------------------     -----   -------   ---------  ------------
              60 to 89 days              2   $   808       0.07%      0.02%
              90 days or more            2       344       0.03       0.01
              In foreclosure (2)         5     4,027       0.35       0.09
                                    ------   -------    -------      -----
                                         9   $ 5,179       0.45%      0.12%
                                    ======   =======    =======      =====

              2000
                                                       Percent
                                     Loan     Loan      of ARM     Percent of
              Delinquency Status     Count   Balance   Loans (1)  Total Assets
              ------------------     -----   -------   ---------  -------------
              60 to 89 days              3   $  447      0.04%        0.01%
              90 days or more           --       --        --           --
              In foreclosure             5    3,980      0.34         0.10
                                    ------   ------      ----         ----
                                         8   $4,427      0.38%        0.11%
                                    ======   ======      ====         ====

              ----------------
              (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.161 billion and $1.165 billion at March 31, 2001 and December 31, 2000, respectively.

              (2) One loan in foreclosure was paid in full, including accrued interest, during the second quarter of 2001 in the amount of $3.5 million.

              The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended March 31, 2000 and 1999 (dollar amounts in thousands):

                                                    2001            2000
                                                   -------         -------
                      Beginning balance             $3,100          $2,208
                      Provision for losses             152             293
                      Charge-offs, net                  --              --
                                                    ------          ------
                      Ending balance                $3,252          $2,501
                                                    ======          ======

              As of March 31, 2001, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the aggregate amount of $0.6 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of this property.

              As of March 31, 2001, the Company had commitments to purchase $43.5 million of ARM loans.

              The average effective yield on the ARM assets owned was 6.71% as of March 31, 2001 and 7.09% as of December 31, 2000. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

              As of March 31, 2001 and December 31, 2000, the Company had purchased Cap Agreements and Options Contracts with a remaining notional amount of $2.538 billion and $2.624 billion, respectively. The notional amount of the Cap Agreements and Options Contracts purchased decline at a rate that is expected to approximate the amortization of the ARM assets. Under these Cap Agreements and Options Contracts, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.94%. The Cap Agreements and Options Contracts owned by the Company as of March 31, 2001, are hedging the lifetime interest rate cap of ARM assets. The Company's ARM assets portfolio had an average lifetime interest rate cap of 11.40%. The Cap Agreements and Options Contracts had an average maturity of 2.1 years as of March 31, 2001. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.265 billion over the period of the agreements, which expire between 2001 and 2004. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.

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

              As of March 31, 2001, the Company had outstanding $3.253 billion of reverse repurchase agreements with a weighted average borrowing rate of 5.26% and a weighted average remaining maturity of 2.3 months. As of March 31, 2001, $1.397 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to twelve months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at March 31, 2001 were collateralized by ARM assets with a carrying value of $3.466 billion, including accrued interest.

              At March 31, 2001, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):


                              Within 30 days        $1,736,950
                              31 to 89 days            902,957
                              90 days or greater       597,465
                                                    ----------
                                                     3,237,372
                              Swap Agreements           15,957
                                                    ----------
                                                    $3,253,329
                                                    ==========

              As of March 31, 2001, the Company had entered into two whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million and matures in February 2002. The Company has a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in June 2001. As March 31, 2001, the Company had $200.0 million borrowed against these whole loan financing facilities at an effective cost of 5.48%. The amount borrowed on the whole loan financing agreements at March 31, 2001 was collateralized by ARM loans with a carrying value of $207.5 million, including accrued interest.

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

              On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of March 31, 2001, the Notes had a net balance of $572.1 million, an effective interest cost of 5.84%, which changes each month at a spread to one-month LIBOR. As of March 31, 2001, these Notes were collateralized by ARM loans with a principal balance of $606.6 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

              As of March 31, 2001, the Company was a counterparty to twenty-three interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.079 billion. As of March 31, 2001, $578.9 million of these Swaps hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.1 years. The remaining Swaps extended the weighted average term of the Company's borrowings and mature in July 2001. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 28 days to 149 days. In general, the Company enters into Swaps in connection with the acquisition of Hybrid ARMs. These Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. As of March 31, 2001, the Swap Agreements were collateralized by ARM assets with a carrying value of $11.7 million, including accrued interest and cash in the amount of $0.4 million.

              The total cash paid for interest was $63.8 million and $66.9 million during the quarters ended March 31, 2001 and 2000, respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2001 and December 31, 2000. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                           March 31, 2001            December 31, 2000
                                      ----------------------     -------------------------
                                       Carrying      Fair         Carrying         Fair
                                        Amount       Value         Amount          Value
                                      ---------    ---------     ---------       ---------
Assets:
   ARM assets                        $ 4,300,118  $ 4,292,508   $ 4,137,943    $ 4,129,421
   Cap Agreements/Option Contracts           687          687         1,518          1,518

Liabilities:
   Collateralized notes payable          572,080      573,995       603,910        605,927
   Other borrowings                      199,977      199,977       158,593        158,593
   Swap agreements                        16,585       16,585          (334)         7,259

              The above carrying amounts for assets are combined in the balance sheet under the caption adjustable-rate mortgage assets. The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

              The fair values of the Company's ARM securities, Cap Agreements and Option Contracts are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values for ARM loans is estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements are based on market values provided by dealers who are familiar with the terms of the notes and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

NOTE 5.  COMMON AND PREFERRED STOCK

              On July 13, 1998, the Board of Directors approved a common stock repurchase program of up to 500,000 shares at prices below book value, subject to availability of shares and other market conditions. On September 18, 1998, the Board of Directors expanded this program by approving the repurchase of up to an additional 500,000 shares. The Company did not repurchase any shares of its common stock under this program during the quarter ended March 31, 2001. To date, the company has repurchased 500,016 at an average price of $9.28 per share.

              On January 25, 2001, the Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement"). The following summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement. A summary of the Rights Agreement has been mailed to all shareholders and is available from the Company upon request, along with the Rights Agreement.

              Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Stock") to shareholders of record as of the close of business on April 6, 2001 (the "Record Date"). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined herein). Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a share of Series B Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a cash exercise price of $50.00 per Preferred Unit (the "Exercise Price"), subject to adjustment.

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

              On January 25, 2001, the Company declared the fourth quarter 2000 dividend of $0.25 per common share, which was paid on February 20, 2001 to common shareholders of record as of February 8, 2001.

              On April 18, 2001, the Company declared the first quarter 2001 dividend of $0.30 per common share, which will be paid on May 21, 2001 to common shareholders of record as of May 4, 2001.

              On March 15, 2001, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was also paid on April 10, 2001 to preferred shareholders of record as of March 31, 2001.

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

              During the quarter ended March 31, 2001, there were 35,666 options to buy common shares granted, at an average price of $10.56 per share, and 23,182 DERs granted. Also during the quarter, 146,718 options to buy common shares were exercised at an average price of $7.73 per share and 2,632 options terminated. In January 2001, outstanding stock options to purchase 578,303 common shares at option exercise prices of $15.00 per share and above were voluntarily surrendered and cancelled by the officers and directors of the Company and employees of the Manager who held the options. The cancelled options were returned to the Plan and will be available for future option grants under the Plan.

              As of March 31, 2001, the Company had 224,711 options outstanding at exercise prices of $8.375 to $14.375 per share, 189,045 of which were exercisable. The weighted average exercise price of the options outstanding was $8.93 per share. As of the March 31, 2001, there were 391,156 DERs outstanding, of which 362,995 were vested, and 52,838 PSRs outstanding. The Company recorded an expense associated with DERs and PSRs of $248,000 and $18,000 for the quarters ended March 31, 2001 and 2000, respectively.

              Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes mature between 2006 and 2010 and accrue interest at rates that range from 4.98% to 6.25% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of March 31, 2001, there were $6.2 million of notes receivable from stock sales outstanding.

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

              The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.15% of the first $300 million of Average Shareholders' Equity, plus 0.85% of Average Shareholders' Equity above $300 million. This formula is subject to a cost of living adjustment as of each annual review of the Agreement based on changes in the Consumer Price Index, subject to certain limitations. In addition, the three wholly-owned subsidiaries of the Company and the two wholly-owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,200 per month, paid in arrears.

              For the quarters ended March 31, 2001 and 2000, the Company paid the Manager $1,095,000 and $1,024,000, respectively, in base management fees in accordance with the terms of the Management Agreements.

              The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarter ended March 31, 2001, the Manager earned performance based compensation in the amount of $924,000, in accordance with the terms of the Agreement. For the quarter ended March 31, 2000, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%.

              During the quarter ended March 31, 2001, the Company's mortgage banking subsidiary, TMHL, reimbursed the Manager $226,000 for expenses, primarily related to the acquisition of loans, in accordance with the terms of the Agreement. Additionally, the Company reimbursed the Manager and other affiliated companies $8,000 for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services.

              The Company's subsidiaries, except TMHL, have entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During the quarters ended March 31, 2001 and 2000, the combined amount of rent paid to the Manager was $4,000 and $31,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "Plan," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third-party, private-label relationships involved in the origination and servicing of loans. The statements in the "Risk Factors" section of the Company's 2000 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has two qualified REIT subsidiaries which are involved in financing its mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in the Company's financial statements and federal and state tax returns. The Company also has one wholly-owned taxable REIT subsidiary, Thornburg Mortgage Home Loans, Inc ("TMHL") that conducts the Company's mortgage loan acquisition and mortgage loan origination activities. To facilitate the securitization and financing of loans by TMHL, two special purpose subsidiaries of TMHL have been created: Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMHL and its subsidiaries are consolidated in the Company's financial statements, but they file separate combined federal and state tax returns.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs, fixed-rate mortgage-backed securities that have an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company will not invest more than 35% of its ARM assets in Hybrid Arms, and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration of no more than one year. Hybrid ARMs with fixed-rate periods of greater than five years are further limited to no more than 10% of the Company's ARM assets.

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

     (2) ARM loans secured by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization or sale to third parties; or

     (3) real estate properties acquired as a result of foreclosing on the Company's ARM loans; or

     (4) a limited amount, currently $70 million as authorized by the Board of Directors, of less than investment grade classes of ARM securities that are created as a result of the Company's loan acquisition and securitization efforts.

The Company acquires and produces prime quality mortgage loans through its mortgage banking subsidiary, TMHL, from three sources: bulk sellers, correspondent relationships and direct retail originations. The Company finances the loans during an accumulation phase through its warehouse borrowing arrangements, then securitizes the ARM and Hybrid ARM loans for the Company's portfolio, or, in the case of fixed rate loans, sells those loans to third parties.

The Company acquires and produces ARM loans based upon its own underwriting standards, due diligence criteria and ARM product designs. It also originates fixed-rate loans that are generally underwritten to third party specifications and sold to third party investors. The Company's mortgage banking operation performs its own due diligence underwriting review of loans that it purchases from bulk sellers, performs an underwriting review of loans it acquires from its approved correspondents and utilizes private-label "fee based" third-party service providers to underwrite, process and close its direct retail mortgage loans. It also services mortgage loans using a contract "private label" subservicer, whether the loan is produced or acquired. The Company believes its third-party service providers have developed both efficiencies and expertise through specialization that afford the Company an opportunity to enter the mortgage origination and loan servicing business in a cost effective manner with very little "up front" investment.

The Company's loan production strategies through correspondent and direct retail channels take advantage of the Company's portfolio lending capability, its cost efficient operation, its competitive advantages and available technology to make it a mortgage lender that provides attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service for experienced homeowners. By eliminating intermediaries between the borrower and the lender, the Company expects to produce loans for retention in its portfolio at attractive yields while offering its customers competitive mortgage products and rates. In expanding into the residential mortgage loan production business, the Company intends to continue its strategy of acquiring only high quality mortgages with the same emphasis on loan quality as in its current loan acquisition activities.

By the second quarter of 2001, the Company expects to expand its ability to offer mortgages on-line utilizing a third-party, private label web-based origination system. Prospective borrowers will be able to look up mortgage loan product and interest rate information through the Company's website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative will be assigned the responsibility of completing the loan process on behalf of the borrower.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At March 31, 2001, the Company held total assets of $4.390 billion, $4.301 billion of which consisted of ARM assets, as compared to $4.190 billion and $4.139 billion, respectively, at December 31, 2000. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At March 31, 2001, 92.7% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 86.4% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (9.8%) or investments in floating rate classes of CBOs (3.8%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at March 31, 2001 and December 31, 2000 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                               March 31, 2001           December 31, 2000
                                          -----------------------    -----------------------
                                           Carrying     Portfolio     Carrying     Portfolio
                                            Value          Mix          Value        Mix
                                          ----------   ----------    ----------   ----------
HIGH QUALITY:
   Freddie Mac/Fannie Mae                 $2,200,368         51.2%   $2,187,180         52.9%
   Privately Issued:
     AAA/Aaa Rating                        1,368,078         31.8     1,309,584         31.6
     AA/Aa Rating                            384,583          8.9       351,499          8.5
                                          ----------   ----------    ----------   ----------
       Total Privately Issued              1,752,661         40.7     1,661,083         40.1
                                          ----------   ----------    ----------   ----------

                                          ----------   ----------    ----------   ----------
       Total High Quality                  3,953,029         91.9     3,848,263         93.0
                                          ----------   ----------    ----------   ----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                                 26,137          0.6        13,724          0.3
     BBB/Baa Rating                           70,610          1.6        72,114          1.7
     BB/Ba Rating and Other                   40,955          1.0        40,947          1.0
   Whole loans                               210,074          4.9       164,413          4.0
                                          ----------   ----------    ----------   ----------
       Total Other Investment                347,776          8.1       291,198          7.0
                                          ----------   ----------    ----------   ----------

       Total ARM Portfolio                $4,300,805        100.0%   $4,139,461        100.0%
                                          ==========   ==========    ==========   ==========

   ----------------
   (1) The AAA Rating category includes $582.8 million and $615.7 million of whole loans as of March 31, 2001 and December 31, 2000, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.1 million as of March 31, 2001 and December 31, 2000. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of March 31, 2001, the Company had reduced the cost basis of its ARM securities by $1,908,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the first three months of 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $26,000 and recorded a $152,000 provision for estimated credit losses on its loan portfolio. As of March 31, 2001, the Company's ARM loan portfolio included 9 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $5.2 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of foreclosure processes in the amount of $0.6 million. During April, the largest seriously delinquent loan in the amount of $3.5 million was paid off in full, including accrued interest. The average original effective loan-to-value ratio on the remaining 8 delinquent loans and REO is approximately 74%. The Company believes that its current level of reserves is more than adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                        March 31, 2001           December 31, 2000
                                                   -----------------------    -----------------------
                                                    Carrying     Portfolio     Carrying     Portfolio
                                                     Value          Mix          Value        Mix
                                                   ----------   ----------    ----------   ----------
ARM ASSETS:
    INDEX:
       One-month LIBOR                              $  665,845     15.5%       $  651,502     15.7%
       Three-month LIBOR                               165,243      3.8           158,512      3.8
       Six-month LIBOR                                 388,058      9.0           430,908     10.4
       Six-month Certificate of Deposit                213,726      5.0           230,934      5.6
       Six-month Constant Maturity Treasury             21,895      0.5            22,330      0.5
       One-year Constant Maturity Treasury           1,506,786     35.0         1,402,764     33.9
       Cost of Funds                                   172,338      4.0           164,697      4.0
                                                    ----------    -----        ----------    -----
                                                     3,133,891     72.8         3,061,647     73.9
                                                    ----------    -----        ----------    -----

HYBRID ARM ASSETS                                    1,074,397     25.0         1,050,199     25.4
ONE-YEAR MATURITY - FIXED RATE                          92,517      2.2            27,615      0.7
                                                    ----------    -----        ----------    -----
                                                    $4,300,805    100.0%       $4,139,461    100.0%
                                                    ==========    =====        ==========    =====

The ARM portfolio had a current weighted average coupon of 7.47% at March 31, 2001. This consisted of an average coupon of 6.76% on the hybrid portion of the portfolio and an average coupon of 7.73% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 6.64%, based upon the current composition of the portfolio and the applicable indices. As of December 31, 2000, the ARM portfolio had a weighted average coupon of 7.75%. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.46%, based upon the composition of the portfolio and the applicable indices at the time. The lower average interest coupon on the ARM portfolio as of March 31, 2001 compared to the end of 2000 is reflective of Federal Reserve Board interest rate decreases that have been occurring since early January 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during the remainder of 2001 to the "fully indexed" rate.

At March 31, 2001, the current yield of the ARM assets portfolio was 6.71%, compared to 7.06% as of December 31, 2000, with an average term to the next repricing date of 314 days as of March 31, 2001, compared to 308 days as of December 31, 2000. As of March 31, 2001, hybrid ARMs comprised 25.0% of the total ARM portfolio, comparable to the 25.4% as of the end of 2000. The Company finances its hybrid ARM portfolio with longer term fixed-rate borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The decrease in the yield of 0.35% as of March 31, 2001, compared to December 31, 2000, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.28%. The yield also declined as a result of a higher level of net premium amortization, which had the effect of lowering the yield by 0.08% and the impact of non-interest earning principal payments receivables, which also increased during the first quarter of 2001, decreasing the portfolio yield by 0.01%, as the average rate of ARM portfolio prepayments during the first quarter of 2001 increased to 19% Constant Prepayment Rate ("CPR") from the 18% CPR during the fourth quarter of 2000. These unfavorable factors that decreased the ARM portfolio yield were partially offset by the elimination of the 0.02% effect of hedging cost from the Company's interest rate spread computation. With the adoption of FAS 133, the Company carries all hedging instruments at their fair value and records the effective portion of their change in fair value in "Accumulated other comprehensive income" and records the ineffective portion in net income as a separate item identified at "Hedging expense".

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of March 31, 2001. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans TMA has securitized for its own portfolio for which the Company retained credit loss exposure. The combined amount of the loans included in this information is $1.161 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                                           Average             High                   Low
                                                          ----------        -----------             --------
     Unpaid principal balance                              $290,021          $5,154,041              $1,735
     Coupon rate on loans                                      7.53%              10.13%               5.50%
     Pass-through rate                                         7.18%               9.73%               5.23%
     Pass-through margin                                       1.96%               3.48%               0.61%
     Lifetime cap                                             12.86%              16.75%               9.75%
     Original Term (months)                                     353                 480                  72
     Remaining Term (months)                                    320                 441                  43

     Geographic Distribution (Top 5 States):                  Property type:
         California                   27.49%                      Single-family            65.52%
         Florida                       9.61                       DeMinimus PUD            21.05
         Georgia                       7.54                       Condominium               8.76
         New York                      6.13                       Other                     4.67
         Colorado                      4.56

     Occupancy status:                                        Loan purpose:
         Owner occupied               85.41%                      Purchase                 60.91%
         Second home                  10.65                       Cash out refinance       22.20
         Investor                      3.94                       Rate & term refinance    16.89

     Documentation type:                                      Periodic Cap:
         Full/Alternative             94.06%                      None                     51.73%
         Other                         5.94                       2.00%                    46.86
                                                                  1.00%                     0.41
     Average effective original                                   0.50%                     1.00
         loan-to-value:               68.41%

As of March 31, 2001, the Company serviced $193.8 million loans and had 421 customer relationships.

During the quarter ended March 31, 2001, the Company purchased $374.0 million of ARM securities, 96.6% of which were High Quality assets and $69.1 million of ARM loans generally originated to "A" quality underwriting standards. Of the ARM assets acquired during the first three months of 2001, approximately 41% were indexed to

U.S. Treasury bill rates, 19% were Hybrid ARMs, 12% were indexed to LIBOR and 25% were fixed-rate, short-term securities. The following table compares the Company's ARM asset acquisition and origination activity for the consecutive quarters ended March 31, 2001 and December 31, 2000 (dollar amounts in thousands):

                                                For the quarters ended:
                                           ---------------- -------------------
                                            March 31, 2001   December 31, 2000
                                           ---------------- -------------------
ARM SECURITIES:
   Freddie Mac/Fannie Mae                      $186,834          $337,332
   High Quality, privately issued               174,398             5,835
   Other Investment ARM securities               12,773
                                               --------          --------
                                                374,005           343,167
                                               --------          --------

LOANS:
     Bulk acquisitions                           38,688            24,450
     Correspondent purchases                     27,908            18,595
     Direct retail originations                   2,514             1,087
                                               --------          --------
                                                 69,110            44,132
                                               --------          --------

                                               --------          --------
       Total production                        $443,115          $387,299
                                               ========          ========

Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company has emphasized the acquisition of ARM and Hybrid ARM assets and high quality floating-rate collateralized mortgages. In doing so, the average premium/(discount) paid for ARM assets acquired in the first three months of 2001 and for the years 2000, 1999 and 1998 was (0.12), (0.42%), 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 1.47% as of March 31, 2001, compared to 1.64% as of December 31, 2000 and down from 2.83% as of the end of 1997. The Company securitized $13.5 million loans during the first quarter of 2001 and retained the securities for its own portfolio. Additionally, as of March 31, 2001, the Company had commitments to purchase and/or originate approximately $43.5 million of retail loans. The Company did not sell any assets during the quarter ended March 31, 2001.

For the quarter ended March 31, 2001, the Company's mortgage assets paid down at an approximate average annualized constant prepayment rate of 19% compared to 15% for the quarter ended March 31, 2000 and 18% for the quarter ended December 31, 2000. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale increased by 0.78% from a negative adjustment of 2.28% of the portfolio as of December 31, 2000, to a negative adjustment of 1.50% as of March 31, 2001. This price increase was primarily due to the effect of declining short-term interest rates and a steepening of the yield curve (short-term interest rates declining relative to long-term interest rates). The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased from $78.4 million as of December 31, 2000, to $53.5 million as of March 31, 2001. As of March 31, 2001, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has designated its Cap Agreements and Option Contracts as fair value hedges that are intended to hedge the fair value of the lifetime interest rate cap component of its ARM assets. The fair value of Cap Agreements and Option Contracts tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At March 31, 2001, the fair value of the Company's Cap Agreements and Option Contracts was $0.5 million compared to a fair value of $1.3 million as of December 31, 2000. During the quarter ended March 31, 2001, the change in the fair value of the Cap Agreements and Option Contracts compared to the change in the fair value of the lifetime interest rate cap component of the Company's ARM assets met the effectiveness requirements of FAS 133 and the ineffective portion, $0.1 million, was recorded as a hedging expense. At March 31, 2001, the Cap Agreements and Option Contracts had a remaining notional balance of $2.538 billion with an average final maturity of 2.1 years, compared to a remaining notional balance of $2.624 billion with an average final maturity of 2.3 years at December 31, 2000. The Company also owns Cap Agreements and Option Contracts in order to mitigate exposure to changing interest rates. They tend to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements and Option Contracts act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements and Option Contracts purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. Pursuant to the terms of these Cap Agreements and Option contracts, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 5.75% to 12.50% and average approximately 9.94%.

The following table presents information about the Company's Cap Agreement and Option Contract portfolio that is designated as a fair value hedge of the value of the lifetime interest rate cap component of the Company's ARM assets as of March 31, 2001:

           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

   Hedged     Weighted    Cap Agreement/                      Weighted
 ARM Assets   Average    Options Contract                      Average
Balance (1)   Life Cap   Notional Balance   Strike Price    Remaining Term
-----------  ----------  ----------------   ------------   ----------------
$  124,471         8.24%   $  123,664              6.19%         2.3 Years
   200,186         8.44       200,000              7.50          2.7
   447,461         9.84       447,775              8.00          1.5
    25,055        10.29        25,000              9.00          1.7
    58,556        10.53        59,125              9.50          1.6
   353,148        10.87       353,088             10.00          1.4
   196,361        11.51       196,372             10.50          1.2
   470,813        12.18       470,000             11.00          2.5
   279,781        12.65       280,000             11.50          3.4
   349,792        13.39       350,000             12.00          2.5
   126,313        15.75        32,562             12.50          0.7
----------   ----------    ----------        ----------        ------------
$2,631,937        11.40%   $2,537,586              9.94%         2.1 Years
==========   ==========    ==========        ==========        ============

-------------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during their fixed rate period, in accordance with the Company's investment policy.

As of March 31, 2001, the Company was a counterparty to twenty-three Swap Agreements having an aggregate notional balance of $1.079 million. As of March 31, 2001, $578.9 million of these Swap Agreements hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.1 years. The remaining Swap Agreements extended the weighted average term of the Company's borrowings and mature in July 2001. In accordance with these Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 28 days to 149 days. In general, these Swap Agreements were entered into in connection with the Company's acquisition of Hybrid ARMs. The Swap Agreements hedge the cost of financing Hybrid ARMs to within a one year duration of their fixed rate term, generally three to ten years. The average remaining fixed rate term of the Company's Hybrid ARM assets as of March 31, 2001 was 3.0 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements. In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, effective January 1, 2001, are being carried on the balance sheet at their negative fair value of $16.6 million. As of March 31, 2001, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $10.1 million, including an adjustment to fair value recorded January 1, 2001 in connection with the adoption of FAS 133. The Swap Agreements and the short-term borrowings they hedge are both indexed to the one-month LIBOR index and, due to the similarity of their terms, the Company has calculated their effectiveness as cash flow hedges to be 100% effective. As such, the change in the fair value of the Swap Agreements is recorded in "Accumulated other comprehensive income" with no effect on the Company's net income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

For the quarter ended March 31, 2001, the Company's net income was $10,727,000, or $0.42 per share (Diluted EPS), based on a weighted average of 21,691,000 shares outstanding. That compares to $7,513,000, or $0.27 per share (Diluted
EPS) for the quarter ended March 31, 2000), based on a weighted average of 21,490,000 shares outstanding. Net interest income for the quarter totaled $14,324,000, compared to $9,317,000 for the same period in 2000. Net interest income is comprised of interest income earned on portfolio assets less interest expense from borrowings. During the first three months of both 2001 and 2000, the Company did not record any gain or loss from the sale of ARM assets. During the first quarter of 2001, the Company recorded hedging expense of $151,000. In prior periods before the adoption of FAS 133, the Company reported hedging expense as a component of net interest income. Additionally, during the first quarter of 2001, the Company reduced its earnings and the carrying value of its ARM assets by reserving $178,000 for estimated credit losses, compared to $331,000 during the first quarter of 2000. During the first quarter of 2001, the Company incurred operating expenses of $3,066,000, consisting of a base management fee of $1,095,000, a performance based fee of $924,000 and other operating expenses of $1,047,000. During the same period of 2000, the Company incurred operating expenses of $1,473,000, consisting of a base management fee of $1,024,000 and other operating expenses of $449,000. During the quarter ended March 31, 2001, the Company also recorded the cumulative effect of change in accounting principle in connection with the adoption of FAS 133 for $202,000.

The Company's return on average common equity was 11.24% for the quarter ended March 31, 2001, excluding the cumulative effect of adopting FAS 133, compared to 7.20% for the quarter ended March 31, 2000 and compared to 7.37% for the prior quarter ended December 31, 2000. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income improved due to lower cost of funds of the Company's borrowings and because the yield on the Company's ARM portfolio is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices below par.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                 ROE in
                                                                                                               Excess of
                  Net                 Provision  Gain (Loss)  G & A                           Net     10-Year   10-Year
   For the     Interest  Hedging         For       on ARM    Expense   Perform.  Preferred  Income/  US Treas   US Treas
   Quarter      Income/ Expense/       Losses/     Sales/      (2)/      Fee/    Dividend/  Equity    Average   Average
    Ended       Equity   Equity        Equity      Equity     Equity    Equity     Equity    (ROE)     Yield     Yield
   -------     -------- --------     ----------  ---------- --------- ---------  --------- --------  --------  ----------
Mar 31, 1999      8.07%                0.84%         --       1.58%       --       2.05%     3.60%     4.98%    (1.38)%
Jun 30, 1999     11.17%                0.85%       0.04%      1.70%       --       2.05%     6.60%     5.54%     1.06%
Sep 30, 1999     11.48%                0.94%       0.02%      1.76%       --       2.05%     6.75%     5.88%     0.87%
Dec 31, 1999     11.09%                0.89%         --       1.86%       --       2.05%     6.29%     6.14%     0.15%
Mar 31, 2000     11.47%                0.41%         --       1.81%       --       2.06%     7.20%     6.47%     0.73%
Jun 30, 2000     10.74%                0.47%       0.06%      1.78%       --       2.05%     6.50%     6.18%     0.32%
Sep 30, 2000     11.01%                0.33%         --       2.07%       --       2.05%     6.56%     5.89%     0.67%
Dec 31, 2000     11.77%                0.21%       0.29%      2.37%     0.06%      2.05%     7.37%     5.57%     1.80%
Mar 31, 2001     17.40%  0.18%(3)      0.22%         --       2.60%     1.12%      2.03%    11.25%     5.04%     6.21%

------------------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees.

(3)  Reflects implementation of FAS 133.

The increase in the Company's return on common equity in the first quarter of 2001, compared to the first quarter of 2000, is due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities and a decrease in the Company's provision for losses. These positive impacts on the Company's return on equity were partially offset by the performance based fee and an increase in other expenses.

The following table presents the components of the Company's net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                           For the quarters ended March 31,
                                                           --------------------------------
                                                               2001             2000
                                                           ------------     ------------
                  Coupon interest income on ARM assets        $77,553          $77,615
                  Amortization of net premium                  (4,626)          (4,683)
                  Amortization of Cap Agreements                   --             (838)
                  Amort. of deferred gain from hedging             --              304
                  Cash and cash equivalents                       298              256
                                                               ------          -------
                      Interest income                          73,225           72,654
                                                               ------          -------

                  Reverse repurchase agreements                46,152           48,883
                  AAA notes payable                             9,661           14,660
                  Other borrowings                              2,797              285
                  Interest rate swaps                             291             (491)
                                                               ------          -------
                      Interest expense                         58,901           63,337
                                                               ------          -------

                  Net interest income                         $14,324          $ 9,317
                                                              =======          =======

As presented in the table above, the Company's net interest income increased by $5.0 million in the first quarter of 2001 compared to the first quarter of 2000. The most significant change was the decline in interest expense of $4.4 million. The following two tables explain the increase in terms of volume and rate variances.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                            For the quarters ended March 31,
                                           -----------------------------------------------------------------
                                                        2001                              2000
                                           -------------------------------   -------------------------------
                                                                 Interest                          Interest
                                             Average  Effective   Income/      Average  Effective   Income/
                                             Balance     Rate     Expense      Balance     Rate     Expense
                                           ---------- --------- ----------   ---------- --------- ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets          $4,238,664   6.88%   $   72,927   $4,455,294   6.50%   $   72,398
  Cash and cash equivalents                    21,572   5.53           298       15,699   6.52           256
                                           ----------   ----    ----------   ----------   ----    ----------
                                            4,260,236   6.88        73,225    4,470,993   6.50        72,654
                                           ----------   ----    ----------   ----------   ----    ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements             3,114,509   5.96        46,443    3,199,873   6.05        48,392
  Collateralized notes payable                592,052   6.53         9,661      876,656   6.69        14,660
  Other borrowings                            175,379   6.38         2,797       11,757   9.68           285
                                           ----------   ----    ----------   ----------   ----    ----------
                                            3,881,940   6.07        58,901    4,088,286   6.20        63,337
                                           ----------   ----    ----------   ----------   ----    ----------

Net Interest Earning Assets and Spread     $  378,296   0.81%   $   14,324   $  382,707   0.30%   $    9,317
                                           ==========   ====    ==========   ==========   ====    ==========
Yield on Net Interest Earning Assets (1)                1.34%                             0.83%
                                                        ====                              ====

-------------------------
(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                           2001 versus 2000
                                   -----------------------------
                                     Rate      Volume     Total
                                   -------    -------    -------
Interest Income:
   ARM assets                      $ 4,257    $(3,728)   $   529
   Cash and cash equivalents           (39)        81         42
                                   -------    -------    -------
                                     4,218     (3,647)       571
                                   -------    -------    -------
Interest Expense:
   Reverse repurchase agreements      (674)    (1,275)    (1,949)
   Collateralized notes payable       (356)    (4,643)    (4,999)
   Other borrowings                    (97)     2,609      2,512
                                   -------    -------    -------
                                    (1,127)    (3,309)    (4,436)
                                   -------    -------    -------

Net interest income                $ 5,345    $  (338)   $ 5,007
                                   =======    =======    =======

As a result of the yield on the Company's interest-earning assets increasing to 6.88% during the first three months of 2001 from 6.50% during the same period of 2000 and the Company's cost of funds decreasing to 6.07% from 6.20% during the same time periods, net interest income increased by $5,007,000. This increase in net interest income is primarily a rate variance, partially offset by a volume variance. There was a net favorable rate variance of $5,345,000, primarily due to a favorable rate variance of $4,218,000 on the Company's ARM assets portfolio and other interest-earning assets combined with a favorable rate variance on borrowings that increased net interest income by $1,127,000. The decreased average size of the Company's portfolio during the first quarter of 2001 compared to the same period in 2000 decreased net interest income in the amount of $338,000. The average balance of the Company's interest-earning assets was $4.260 billion during the first three months of 2001, compared to $4.471 billion during the first three months of 2000 -- a decrease of 5%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                                                                                                                 Yield on
                  Average     Wgt Avg                               Yield on                                        Net
 As of the       Interest      Fully      Weighted                  Interest                        Net          Interest
  Quarter         Earning     Indexed      Average       Yield       Earning      Cost of         Interest        Earning
   Ended          Assets      Coupon       Coupon       Adj (2)      Assets        Funds           Spread         Assets
-----------      --------    ---------    --------     ---------    --------     ---------       ----------     ----------
Mar 31, 1999     $4,196.4      6.85%        7.03%        1.31%        5.71%        5.36%           0.35%          0.63%
Jun 30, 1999     $4,405.3      7.10%        6.85%        1.11%        5.74%        5.40%           0.34%          0.82%
Sep 30, 1999     $4,552.1      7.20%        6.85%        0.76%        6.09%        5.74%           0.35%          0.82%
Dec 31, 1999     $4,449.0      7.51%        7.08%        0.70%        6.38%        6.47%(3)       (0.09)%(3)      0.81%
Mar 31, 2000     $4,471.0      7.77%        7.26%        0.68%        6.58%        6.32%           0.26%          0.83%
Jun 30, 2000     $4,344.6      7.87%        7.48%        0.59%        6.89%        6.75%           0.14%          0.81%
Sep 30, 2000     $4,066.1      7.84%        7.68%        0.68%        7.00%        6.72%           0.28%          0.88%
Dec 31, 2000     $4,131.4      7.46%        7.75%        0.69%        7.06%        6.75%(3)        0.31%(3)       0.93%
Mar 31, 2001     $4,260.2      6.64%        7.47%        0.79%        6.68%        5.48%           1.20%          1.31%

----------------------
     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                            Amort of
                                          Impact of                       Deferred Gain
 As of the               Premium/         Principal         Hedging           From              Total
  Quarter                Discount          Payments        Activity/        Hedging             Yield
   Ended                  Amort           Receivable        Other           Activity          Adjustment
-----------             ----------       -----------      ----------      --------------      ----------
Mar 31, 1999              1.09%             0.10%            0.15%           (0.03)%             1.31%
Jun 30, 1999              0.87%             0.13%            0.13%           (0.02)%             1.11%
Sep 30, 1999              0.51%             0.13%            0.13%           (0.01)%             0.76%
Dec 31, 1999              0.51%             0.09%            0.11%           (0.01)%             0.70%
Mar 31, 2000              0.57%             0.07%            0.07%           (0.03)%             0.68%
Jun 30, 2000              0.46%             0.10%            0.06%           (0.03)%             0.59%
Sep 30, 2000              0.56%             0.10%            0.05%           (0.03)%             0.68%
Dec 31, 2000              0.54%             0.13%            0.05%           (0.03)%             0.69%
Mar 31, 2001              0.61%             0.14%            0.04%              -- %             0.79%

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During 1998, 1999 and 2000, the

Company reduced its exposure to ARM assets indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Current acquisitions of U.S. Treasury indexed ARM assets are purchased at a price that the Company believes will result in a yield that will compensate the Company for the spread relationship between U.S. Treasury rates and LIBOR. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 35.5% at March 31, 2001 from 49.0% as of the end of 1997. The data is as follows:

    ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                                            Average Spread
                                                                            Between 1 Year     Percent of ARM
                                                                             U.S. Treasury        Portfolio
                                       Average 1 Year    Average 1 and 3    Rates and 1 & 3     Indexed to 1
                                        U.S. Treasury      Month LIBOR        Month LIBOR         Year U.S.
              For the Year Ended        Rates During      Rates During       Rates During      Treasury Rates
                 December 31,              Period            Period             Period        at End of Period
              ------------------       --------------    ---------------    ---------------   ----------------
              1993                          3.43%           3.25%              0.18%               20.9%
              1994                          5.32%           4.61%              0.71%               15.5%
              1995                          5.94%           6.01%             (0.07)%              19.3%
              1996                          5.52%           5.48%              0.04%               45.4%
              1997                          5.63%           5.69%             (0.06)%              49.0%
              1998                          5.05%           5.57%             (0.52)%              34.7%
              1999                          5.08%           5.33%             (0.25)%              31.4%
              2000                          6.11%           6.47%             (0.36)%              33.9%

           For the Quarter Ended
           ---------------------
           Mar 31, 1999                      4.67%            4.98%           (0.31)%             34.8%
           Jun 30, 1999                      4.88%            5.02%           (0.14)%             32.5%
           Sep 30, 1999                      5.16%            5.36%           (0.20)%             30.5%
           Dec 31, 1999                      5.62%            5.96%           (0.34)%             31.4%
           Mar 31, 2000                      6.19%            6.02%            0.17 %             31.7%
           Jun 30, 2000                      6.22%            6.55%           (0.33)%             29.8%
           Sep 30, 2000                      6.13%            6.66%           (0.53)%             30.5%
           Dec 31, 2000                      5.91%            6.67%           (0.77)%             34.4%
           Mar 31, 2001                      4.59%            5.42%           (0.83)%             35.5%

The Company recorded hedging expense during the first quarter of 2000 for $151,000. This expense was calculated based on the requirements of FAS 133, adopted by the Company as of January 1, 2001. At March 31, 2001, the fair value of the Company's Cap Agreements and Option Contracts was $0.5 million compared to a fair value of $1.3 million as of December 31, 2000, a decline in fair value of $0.7 million. In accordance with FAS 133, this change in the fair value of the Cap Agreements and Option Contracts was compared to the change in the fair value of the lifetime interest rate cap component of the Company's ARM assets, the hedged assets. As a result, the Company determined that the fair value hedge met the effectiveness requirements of FAS 133 to qualify for fair value hedge accounting treatment and the ineffective portion, $151,000, was recorded as a hedging expense. The ineffective portion is measured as the change in the hedge instruments in excess of the change in the hedged assets.

The Company's provision for estimated credit losses decreased for the quarter ended March 31, 2001 compared to same quarter in 2000, in part, because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure. During the Company's third quarter 2000 review of the level of its loan loss reserves and after considering its identifiable loss exposure to currently delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its loan loss reserves had reached a level that it was appropriate to reduce the rate at which the Company is recording provisions. Since the commencement of acquiring whole loans in 1997, the Company has only experienced a loss on one loan, in the amount of $59,000, which was fully reserved and occurred in 2000. The Company will continue to review economic conditions and the quality of its loan portfolio and periodically adjust the rate at which it provides for losses. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third-party credit enhancement agreements. As of March 31, 2001, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 27.2% of the Company's portfolio of ARM assets or $1.161 billion.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its' common dividend deduction:

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                                           For the quarters ended March 31,
                                                           --------------------------------
                                                              2001                 2000
                                                           -----------          -----------
Net income                                                  $ 10,727              $  7,513
   Additions:
     Provision for credit losses                                 155                   331
     Net compensation related items                              325                    86
     Hedging Expense                                             353                    --
     Non-REIT subsidiary taxable loss                             91                    --
   Deductions:
       Dividend on Series A Preferred Shares                  (1,670)               (1,670)
       Actual credit losses (recoveries) on ARM assets            14                  (126)
       Amortization of hedges                                   (444)
                                                            --------              --------
Taxable net income                                          $  9,551              $  6,134
                                                            --------              --------

                                                            --------              --------
Taxable income per share                                    $   0.44              $   0.29
                                                            ========              ========

For the quarter ended March 31, 2001, the Company's ratio of operating expenses to average assets was 0.29% compared to 0.13% for the same period in 2000 and 0.18% for the prior quarter ended December 31, 2000. The most significant single increase to the Company's expenses was the performance based fee, $924,000, that the Manager earned during the first quarter of 2001 as a result of the Company achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. The Company's return on equity prior to the effect of the performance based fee was 12.1% whereas the threshold, the average 10-year treasury rate plus 1%, was 6.04%. The Manager did not earn a performance based fee during the first quarter of 2000. The Company's other expenses increased by approximately $598,000, primarily due the operations of the Company's taxable mortgage banking subsidiary, legal and other expenses related to acquiring state mortgage banking licenses, expenses associated with the Company's issuance of DERs and PSRs and due to other corporate matters. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions.

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

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                       Management Fee &                                    Total
   For the              Other Expenses/        Performance Fee/       G & A Expense/
Quarter Ended           Average Assets          Average Assets        Average Assets
-------------          ----------------        ----------------       --------------
Mar 31, 1999                 0.12%                    --                   0.12%
Jun 30, 1999                 0.12%                    --                   0.12%
Sep 30, 1999                 0.13%                    --                   0.13%
Dec 31, 1999                 0.13%                    --                   0.13%
Mar 31, 2000                 0.13%                    --                   0.13%
Jun 30, 2000                 0.13%                    --                   0.13%
Sep 30, 2000                 0.16%                    --                   0.16%
Dec 31, 2000                 0.18%                    --                   0.18%
Mar 31, 2001                 0.20%                  0.09%                  0.29%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended March 31, 2001 consisted of reverse repurchase agreements, which totaled $3.253 billion, collateralized notes payable, which had a balance of $572.1 million and whole loan financing facilities, which had a balance of $200.0 million. The Company's other significant sources of funds for the quarter ended March 31, 2001 consisted primarily of payments of principal and interest from its ARM assets in the amount of $378.2 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at March 31, 2001, had a weighted average effective cost of 5.48%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.3 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in February 2002 and June 2001. As of March 31, 2001, $1.397 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six months to twelve months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with twenty-six different financial institutions and on March 31, 2001, had borrowed funds with twelve of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 3.0%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended March 31, 2001. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of March 31, 2001, the Company had $572.1 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of March 31 2001, the Company had entered into two whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively effected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $150 million, with an option to increase this amount to $300 million. This facility matures in February 2002. The Company has a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in June 2001. As of March 31, 2001, the Company had $200.0 million borrowed against these whole loan financing facilities at an effective cost of 5.48%.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of March 31, 2001, the Company had $109 million of its securities registered for future sale under this Registration Statement.

During 1998, the Board of Directors approved a common stock repurchase program of up to 1,000,000 shares at prices below book value, subject to availability of shares and other market conditions. The Company did not repurchase any shares during the first quarter of 2001. To date, the Company has repurchased 500,016 shares at an average price of $9.28 per share.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the first three months of 2001, the Company purchased shares in the open market on behalf of the participants in its DRP instead of issuing new shares below book value. In accordance with the terms and conditions of the DRP, the Company pays the brokerage commission in connection with these purchases.

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

Interest rates can also affect the Company's net return on its Hybrid ARMs (net of the cost of financing Hybrid ARMs). The Company estimates the duration of the fixed rate period of its Hybrid ARM and has a policy to hedge the financing of the Hybrid ARMs for the duration of the fixed rate period less one year. The financing of the unhedged fixed rate remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if the cost of funds on borrowings is higher at the expiration of the hedged period, the Company's net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably and conversely, if the cost of funds on borrowings is lower, the net interest spread will be affected favorably.

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by homeowners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally increase their investment in U.S. Treasury instruments because they are considered to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can improve or decrease depending on the relationship between the various indices that the Company's ARM assets are indexed to compared to changes in the Company's cost of funds.

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

Lastly, because the Company only invests in ARM assets and approximately 8% to 10% of such mortgage assets are purchased with shareholders' equity, the Company's earnings, over time, will tend to increase, after an initial short-term decline, following periods when short-term interest rates have risen, and decrease after an initial short-term increase, following periods when short-term interest rates have declined. This is because the financed portion of the Company's portfolio of ARM assets will, over time, reprice to a spread over the Company's cost of funds, while the portion of the Company's portfolio of ARM assets that are purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER MATTERS

As of March 31, 2001, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.0% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.3% of its 2001 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 90% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
              At March 31, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                   None

Item 5.  Other Information
                   None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  None

         (b)  Reports on Form 8-K
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    THORNBURG MORTGAGE, INC.



Dated:     May 11, 2001             By:  /s/ Larry A. Goldstone
                                         --------------------------------------
                                         Larry A. Goldstone
                                         President and Chief Operating Officer
                                         (authorized officer of registrant)




Dated:     May 11, 2001             By:  /s/ Richard P. Story
                                         --------------------------------------
                                         Richard P. Story,
                                         Chief Financial Officer and Treasurer
                                         (principal accounting officer)