Form 10-Q/A
period 2001-03-31
THORNBURG MORTGAGE INC
filed 2001-06-29
CIK 892535

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ---------

COMMISSION FILE NUMBER:      001-11914


                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                    MARYLAND                                 85-0404134
        (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                Identification Number)

               119 E. MARCY STREET
              SANTA FE, NEW MEXICO                              87501
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

Common Stock ($.01 par value)                     21,844,892 as of June 27, 2001

================================================================================

                            THORNBURG MORTGAGE, INC.
                                   FORM 10-Q/A


                                      INDEX




                                                                                                            Page
                                                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.................    3

                      Consolidated Statements of Operations for the three months ended
                       March 31, 2001 and March 31, 2000..................................................    4

                      Consolidated Statement of Shareholders' Equity for the three months
                       ended March 31, 2001...............................................................    5

                      Consolidated Statements of Cash Flows for the three months ended
                       March 31, 2001 and March 31, 2000..................................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   20



PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   36

     Item 2.      Changes in Securities ..................................................................   36

     Item 3.      Defaults Upon Senior Securities ........................................................   36

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   36

     Item 5.      Other Information.......................................................................   36

     Item 6.      Exhibits and Reports on Form 8-K........................................................   36


     SIGNATURES       ....................................................................................   37

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                     March 31, 2001
                                                                      (Unaudited)      December 31, 2000
                                                                     --------------    -----------------
ASSETS

    Adjustable-rate mortgage ("ARM") assets: (Notes 2 and 3)
       ARM securities                                                $    3,507,897    $       3,359,352
       Collateral for collateralized notes                                  582,834              615,696
       ARM loans held for securitization                                    210,074              164,413
                                                                     --------------    -----------------
                                                                          4,300,805            4,139,461
                                                                     --------------    -----------------

    Cash and cash equivalents                                                51,780               13,105
    Accrued interest receivable                                              35,551               32,730
    Prepaid expenses and other                                                1,638                4,871
                                                                     --------------    -----------------
                                                                     $    4,389,774    $       4,190,167
                                                                     ==============    =================


LIABILITIES

    Reverse repurchase agreements (Note 3)                           $    3,253,329    $       2,961,617
    Collateralized notes (Note 3)                                           572,080              603,910
    Other borrowings (Note 3)                                               199,977              158,593
    Payable for assets purchased                                                 --              124,942
    Accrued interest payable                                                 14,980               20,519
    Dividends payable (Note 5)                                                1,670                1,670
    Other payables and accrued expenses                                      11,405                1,378
                                                                     --------------    -----------------
                                                                          4,053,441            3,872,629
                                                                     --------------    -----------------

SHAREHOLDERS' EQUITY (Note 5)

    Preferred stock: par value $.01 per share;
       2,760 shares authorized; 9.68% Cumulative
       Convertible Series A, 2,760 and 2,760 issued
       and outstanding, respectively; aggregate
       preference in liquidation $69,000                                     65,805               65,805
    Common stock: par value $.01 per share;
       47,240 shares authorized, 22,219 and 22,072 shares
       issued and 21,719 and 21,572 outstanding, respectively                   222                  221
    Additional paid-in-capital                                              344,256              343,036
    Accumulated other comprehensive income (loss)                           (63,559)             (78,427)
    Notes receivable from stock sales                                        (6,239)              (5,318)
    Retained earnings (deficit)                                                 514               (3,113)
    Treasury stock: at cost, 500 and 500 shares, respectively                (4,666)              (4,666)
                                                                     --------------    -----------------
                                                                            336,333              317,538
                                                                     --------------    -----------------

                                                                     $    4,389,774    $       4,190,167
                                                                     ==============    =================


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                            2001          2000
                                                                         ----------    ----------
Interest income from ARM assets and cash                                 $   73,225    $   72,654
Interest expense on borrowed funds                                          (58,901)      (63,337)
                                                                         ----------    ----------
     Net interest income                                                     14,324         9,317
                                                                         ----------    ----------

Hedging expense                                                                (151)           --
Provision for credit losses                                                    (178)         (331)
Management fee (Note 7)                                                      (1,095)       (1,024)
Performance fee (Note 7)                                                       (924)           --
Other operating expenses                                                     (1,047)         (449)
                                                                         ----------    ----------

     Net income before cumulative effect of change in
       accounting principle                                                  10,929         7,513
     Cumulative effect of change in accounting principle (Note 1)              (202)           --
                                                                         ----------    ----------

     NET INCOME                                                          $   10,727    $    7,513
                                                                         ==========    ==========


Net income                                                               $   10,727    $    7,513
Dividends on preferred stock                                                 (1,670)       (1,670)
                                                                         ----------    ----------

Net income available to common shareholders                              $    9,057    $    5,843
                                                                         ==========    ==========

Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                                   $     0.43    $     0.27
Cumulative effect of change in accounting principle (Note 1)                  (0.01)           --
                                                                         ----------    ----------


Basic and diluted earnings per share                                     $     0.42    $     0.27
                                                                         ==========    ==========

Average number of common shares outstanding                                  21,691        21,490
                                                                         ==========    ==========



See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2001
(In thousands, except share data)

                                                                Accum.
                                                                 Other       Notes
                                                    Additional  Compre-   Receivable  Retained                 Compre-
                              Preferred   Common     Paid-in    hensive   From Stock   Earnings/   Treasury    hensive
                                Stock      Stock     Capital     Income      Sales     (Deficit)     Stock     Income       Total
                              ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------   ---------
Balance, December 31, 2000    $  65,805  $     221  $ 343,036  $ (78,427)  $  (5,318)  $  (3,113)  $  (4,666)             $ 317,538
Comprehensive income:
   Net income                                                                             10,727              $  10,727      10,727
   Other comprehensive income:
      Available-for-sale
       assets:
       Fair value adjustment,
       net of amortization           --         --         --     24,977          --          --          --     24,977      24,977
   Swap Agreements:
      Cumulative adjustment
       for change in
       accounting principle          --         --         --       (629)         --          --          --       (629)       (629)
      Fair value adjustment,
       net of amortization                                        (9,480)                                        (9,480)     (9,480)
                                                                                                              ---------
   Other comprehensive income                                                                                 $  25,595
                                                                                                              =========
Issuance of common stock,
   Note 5                            --          1      1,133         --        (931)         --          --                    203
Interest and principle
       payments on notes
       receivable from
       stock sales                                                    87
Dividends declared on
   preferred stock - $0.605
   per share                         --         --         --         --          --      (1,670)         --                 (1,670)
Dividends declared on common
   stock - $0.23 per share           --         --         --         --          --      (5,430)         --                 (5,430)
                              ---------  ---------  ---------  ---------   ---------   ---------   ---------              ---------
Balance, March 31, 2001       $  65,805  $     222  $ 344,256  $ (63,559)  $  (6,239)  $     514   $  (4,666)             $ 336,333
                              =========  =========  =========  =========   =========   =========   =========              =========



See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2001          2000
                                                                          ----------    ----------
Operating Activities:
   Net Income                                                             $   10,727    $    7,513
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Amortization                                                             4,647         5,217
      Provision for credit losses                                                178           331
      Change in assets and liabilities:
        Increase in accrued interest receivable                               (2,821)       (2,131)
        Decrease in prepaid expenses and other                                 3,233         6,070
        Decrease in accrued interest payable                                  (5,539)       (4,362)
        Increase (decrease) in other payables and accrued expenses            10,027          (325)
                                                                          ----------    ----------
         Net cash provided by operating activities                            20,452        12,313
                                                                          ----------    ----------

Investing Activities:
   Available-for-sale ARM securities:
     Purchases                                                              (498,948)     (398,717)
     Principal payments                                                      259,446       149,583
   Collateral for collateralized notes payable:
     Principal payments                                                       32,144        45,641
ARM loans:
     Purchases                                                               (69,093)       (2,729)
     Principal payments                                                        9,879           629
Purchase of interest rate cap agreements                                          --          (448)
                                                                          ----------    ----------
         Net cash used in investing activities                              (266,572)     (201,041)
                                                                          ----------    ----------

Financing Activities:
   Net borrowings from reverse repurchase agreements                         282,254       281,298
   Repayments of collateralized notes                                        (31,830)      (45,203)
   Net borrowings from (repayments of) other borrowings                       41,384       (12,767)
   Dividends paid                                                             (7,100)       (6,613)
   Interest from notes receivable from stock sales                                87            67
                                                                          ----------    ----------
         Net cash provided by financing activities                           284,795       216,782
                                                                          ----------    ----------

Net increase in cash and cash equivalents                                     38,675        23,054

Cash and cash equivalents at beginning of period                              13,105        10,234
                                                                          ----------    ----------
Cash and cash equivalents at end of period                                $   51,780    $   33,288
                                                                          ==========    ==========

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

                  Management has made the determination that all of its ARM securities should be designated as available-for-sale in order to be prepared to respond to potential future opportunities in the market, to sell ARM securities in order to optimize the portfolio's total return and to retain its ability to respond to economic conditions that might require the Company to sell assets in order to maintain an appropriate level of liquidity. Since all ARM securities are designated as available-for-sale, they are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income. ARM securities typically have an effective maximum interest rate ("Life Cap") that not only places a constraint on the ability for an ARM security to adjust to higher interest rates but also affects the changes in fair value of an ARM security. The Company hedges the fair value changes of the Life Cap component of a portion of its ARM portfolio. As a result, the change in fair value associated with the Life Cap component of the hedged portion of the portfolio is recorded in earnings as well as an offsetting change in fair value of the hedging instruments. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness that is recorded in earnings. Hedge ineffectiveness is presented in the Company's Statements of Operations in Hedging expense.

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

                  All Cap Agreements are designated as fair value hedges against the value of the Life Cap components of available for sale ARM securities. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. In accordance with the adoption of Financial Accounting Standard 133 ("FAS 133"), effective January 1, 2001, the change in the fair value of the Cap Agreements is recognized currently in earnings and is compared to the change in the fair value of the related hedged asset to ensure the hedging relationship is highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the ARM securities portfolio is also recorded in earnings. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness, which is presented in the Company's Statements of Operations in Hedging expense. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet.

                  Upon the adoption of FAS 133 on January 1, 2001, the Company recorded a cumulative adjustment for a change in accounting principles in the amount of $0.2 million, which reduced net income. This amount is primarily the unrealized loss on certain Cap Agreements that had previously been designated as hedging the Company's borrowing cost during the fixed rate period of certain Hybrid ARMs. The Company recorded this unrealized loss in earnings because there was no change in the intrinsic value of the Cap Agreements since the inception of the hedge to the date of adopting FAS 133. The Company re-designated these Cap Agreements as fair value hedges that hedge the value of the Life Cap component of its ARM assets consistent with the rest of the Company's portfolio of Cap Agreements.

                  In addition, prior to the adoption of FAS 133, the Company had designated the remainder of its Cap Agreements and all of its Option Contracts as a hedge against available for sale securities and ARM loans and had recorded the unrealized gains and losses on both the Cap Agreements, Option Contracts and available for sale securities in Other comprehensive income. Upon the adoption of FAS 133, the Company designated its Cap Agreements and Option Contracts as a fair value hedge against the Life Cap component of its ARM securities. As of the FAS 133 transition date, the fair value of the Lifecap component of its ARM securities was determined to be $1.315 million and the Cap Agreements and Option Contracts had a fair value of $1.319 million. Therefore, the transition adjustment to record the reclassification of the fair value of the Cap Agreements and Option Contracts from Other comprehensive income to earnings and the offsetting reclassification of the fair value of the Life Cap component of available for sale ARM securities, also from Other comprehensive income to earnings, resulted in no material net effect on either earnings or Other comprehensive income.

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

                  All Option contracts are designated as hedges against the fair value of the Life Cap component of available for sale ARM securities. The Company purchases Option contracts by incurring a one-time fee or premium and carries them at fair value. In accordance with the adoption of FAS 133, effective January 1, 2001, the change in the fair value of the Option contracts is recognized currently in earnings and is compared to the change in the fair value of the related hedged asset to ensure the hedging relationship is highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the portfolio is also recorded in earnings. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness, which is presented in the Company's Statements of Operations in Hedging expense. The carrying value of the Option Contracts is included in ARM securities on the balance sheet.

                  INTEREST RATE SWAP AGREEMENTS

                  The Company enters into interest rate swap agreements (Swap Agreements) in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than does the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate based on an index, generally LIBOR, offsetting a portion of its variable cost of short-term borrowings, which have an interest rate that correlates highly with LIBOR. The Company receives a variable interest payment based on one-month LIBOR on all of the Swap Agreements currently outstanding. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a Hybrid ARM and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less.

                  All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS

                  133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of this hedge on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Other comprehensive income would be reclassified immediately to income. For a similar reason, if the Company called its AAA notes payable prior to the maturity of the Swap Agreements designated as a cash flow hedge of a portion of that debt, then the related gain or loss in Other comprehensive income would be reclassified to income. As of March 31, 2001, the net unrealized losses on Swap Agreements and deferred gains from terminated Swap Agreements recorded in Other comprehensive income was $11.5 million. The Company estimates that over the next twelve months, approximately $8.0 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from Other comprehensive income to earnings.

                  As of January 1, 2001, with the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in Other comprehensive income in the net amount of $2.3 million to record the unrealized loss on its Swap Agreements, which had previously been recorded off balance sheet. This amount was comprised of an unrealized loss on Swap Agreements of $7.6 million and a deferred gain from terminated Swap Agreement activity in the amount of $5.3 million. The Company estimates that over the twelve months following the adoption of FAS 133, approximately $1.3 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from Other comprehensive income to earnings. The carrying value of the Swap Agreements, in the amount of $16.4 million as of March 31, 2001, is included in Reverse repurchase agreements in the accompanying balance sheets.

                  The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of swap agreements, are initially recorded in Other comprehensive income as a separate component of equity. The gain or loss from the terminated swaps remains in Other comprehensive income until the forecasted interest payments affect earnings. If it become probable that the forecasted interest payments will not occur then the entire gain or loss would be reclassified to earnings.

                  OTHER HEDGING ACTIVITY

                  Prior to March 31, 2000, the Company entered into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. Generally, the Company has hedged the cost of obtaining future fixed rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settled the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses were deferred and amortized as a yield adjustment over the fixed rate period of the financing. Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in Other comprehensive income in the amount of $1.7 million to record the deferred gains from Other hedging activity, previously included in Reverse repurchase agreements in our consolidated balance sheets. The Company estimates that over the twelve months following the adoption of FAS 133, approximately $0.9 million of the deferred gain will be reclassified from Other comprehensive income to earnings. As of March 31, 2001, $1.5 million of deferred gains from other hedging activity remained in Other comprehensive income and the Company estimates that over the next twelve months, $0.8 million will be reclassified to earnings.

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

                  Following is information about the computation of the earnings per share data for the three-month periods ended March 31, 2001 and 2000 (amounts in thousands except per share data):

                                                                     Earnings
                                           Income        Shares      Per Share
                                         ----------    ----------   ----------
Three Months Ended March 31, 2001
Net income                               $   10,727

Less preferred stock dividends               (1,670)
                                         ----------

Basic EPS, income available to
   common shareholders                        9,057        21,691   $     0.42
                                                                    ==========

Effect of dilutive securities:

   Stock options                                 --            53
                                         ----------    ----------
Diluted EPS                              $    9,057        21,744   $     0.42
                                         ==========    ==========   ==========

Three Months Ended March 31, 2000
Net income                               $    7,513

Less preferred stock dividends               (1,670)
                                         ----------

Basic EPS, income available to
   common shareholders                        5,843        21,490   $     0.27
                                                                    ==========

Effect of dilutive securities:

   Stock options                                 --            --
                                         ----------    ----------
Diluted EPS                              $    5,843        21,490   $     0.27
                                         ==========    ==========   ==========

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

March 31, 2001:

                                         Available-
                                          for-Sale       Collateral for
                                       ARM Securities    Notes Payable     ARM Loans        Total
                                       --------------    -------------    -----------    -----------
Principal balance outstanding          $    3,486,249    $     574,542    $   210,889    $ 4,271,680
Net unamortized premium                        52,257           11,187           (628)        62,816
Allowance for losses                           (1,908)          (3,065)          (187)        (5,160)
Cap agreements                                  3,291              170             --          3,461
Principal payment receivable                   21,459               --             --         21,459
                                       --------------    -------------    -----------    -----------
   Amortized cost, net                      3,561,348          582,834        210,074      4,354,256
Gross unrealized gains                         16,687               19          2,288         18,994
Gross unrealized losses                       (70,138)          (9,726)          (191)       (80,055)
                                       --------------    -------------    -----------    -----------
   Fair value                          $    3,507,897    $     573,127    $   212,171    $ 4,293,195
                                       ==============    =============    ===========    ===========

   Carrying value                      $    3,507,897    $     582,834    $   210,074    $ 4,300,805
                                       ==============    =============    ===========    ===========


December 31, 2000:

                                       Available-
                                        for-Sale       Collateral for
                                     ARM Securities    Notes Payable     ARM Loans        Total
                                     --------------    -------------    -----------    -----------
Principal balance outstanding        $    3,359,301    $     606,686    $   165,131    $ 4,131,118
Net unamortized premium                      56,759           11,759           (567)        67,951
Allowance for losses                         (1,869)          (2,949)          (151)        (4,969)
Cap agreements                                3,705              200             --          3,905
Principal payment receivable                 19,883               --             --         19,883
                                     --------------    -------------    -----------    -----------
   Amortized cost, net                    3,437,779          615,696        164,413      4,217,888
Gross unrealized gains                        7,526               45          2,029          9,600
Gross unrealized losses                     (85,953)         (10,499)           (97)       (96,549)
                                     --------------    -------------    -----------    -----------
   Fair value                        $    3,359,352    $     605,242    $   166,345    $ 4,130,939
                                     ==============    =============    ===========    ===========

   Carrying value                    $    3,359,352    $     615,696    $   164,413    $ 4,139,461
                                     ==============    =============    ===========    ===========

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

              The following tables summarize ARM loan delinquency information as of March 31, 2001 and December 31, 2000 (dollar amounts in thousands):

                         2001

                                                                                Percent
                                                     Loan           Loan         of ARM       Percent of
                           Delinquency Status        Count         Balance      Loans (1)    Total Assets
                         ----------------------    ---------    -----------  -------------   -------------
                         60 to 89 days                 2        $       808         0.07%          0.02%
                         90 days or more               2                344         0.03           0.01
                         In foreclosure (2)            5              4,027         0.35           0.09
                                                   --------     -----------  -------------   ------------
                                                       9        $     5,179         0.45%          0.12%
                                                   ========     ===========  =============   ============

                         2000

                                                                                Percent
                                                     Loan           Loan         of ARM       Percent of
                           Delinquency Status        Count         Balance      Loans (1)    Total Assets
                         ----------------------    ---------    -----------  -------------   -------------
                         60 to 89 days                 3        $       447         0.04%          0.01%
                         90 days or more              --                 --           --             --
                         In foreclosure                5              3,980         0.34           0.10
                                                   --------     -----------  -------------   ------------
                                                       8        $     4,427         0.38%          0.11%
                                                   ========     ===========  =============   ============

----------

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

The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended March 31, 2000 and 1999 (dollar amounts in thousands):

                                                       2001           2000
                                                    ----------     ----------
                          Beginning balance         $    3,100     $    2,208
                          Provision for losses             152            293
                          Charge-offs, net                  --             --
                                                    ----------     ----------
                          Ending balance            $    3,252     $    2,501
                                                    ==========     ==========

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

              As of March 31, 2001 and December 31, 2000, the Company had purchased Cap Agreements and Options Contracts with a remaining notional amount of $2.538 billion and $2.624 billion, respectively. The notional amount of the Cap Agreements and Options Contracts purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements and Options Contracts, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.94%. The Cap Agreements and Options Contracts owned by the Company as of March 31, 2001, are hedging the fair value of the Life Cap component of the Company's ARM securities, which had an average lifetime interest rate cap of 11.40% on that date. The Cap Agreements and Options Contracts had an average maturity of 2.1 years as of March 31, 2001. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.265 billion over the period of the agreements, which expire between 2001 and 2004. During the quarter ended March 31, 2001, the Company recognized a loss of $151,000 related to hedge ineffectiveness of its fair value hedges, which is reported as Hedging expense in the Company's Consolidated Statements of Operations. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements and Option Contracts at March 31, 2001 amounted to $687,000 and is included in ARM securities on the balance sheet.

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

              At March 31, 2001, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

                  Within 30 days                $    1,736,950
                  31 to 89 days                        902,957
                  90 days or greater                   597,465
                                                --------------
                                                     3,237,372
                  Swap Agreements                       15,957
                                                --------------
                                                $    3,253,329
                                                ==============

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

              One of the whole loan financing facilities, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate, which are then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing. The Company entered into this securitization transaction in March 2000 and began using this facility in May 2000.

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

                                                 March 31, 2001             December 31, 2000
                                           -------------------------   --------------------------
                                            Carrying        Fair        Carrying         Fair
                                              Amount        Value        Amount          Value
                                           -----------   -----------   -----------    -----------
Assets:
   ARM assets                              $ 4,300,118   $ 4,292,508   $ 4,137,943    $ 4,129,421
   Cap Agreements/Option Contracts                 687           687         1,518          1,518

Liabilities:
   Collateralized notes payable                572,080       573,995       603,910        605,927
   Other borrowings                            199,977       199,977       158,593        158,593
   Swap agreements                              16,585        16,585          (334)         7,259

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q/A constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "Plan," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third-party, private-label relationships involved in the origination and servicing of loans. The statements in the "Risk Factors" section of the Company's 2000 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

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

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                             March 31, 2001             December 31, 2000
                                      --------------------------    --------------------------
                                       Carrying       Portfolio      Carrying       Portfolio
                                        Value            Mix          Value             Mix
                                      ----------      ----------    ----------      ----------
HIGH QUALITY:
   Freddie Mac/Fannie Mae             $2,200,368            51.2%   $2,187,180            52.9%
   Privately Issued:
     AAA/Aaa Rating                    1,368,078(1)         31.8     1,309,584(1)         31.6
     AA/Aa Rating                        384,583             8.9       351,499             8.5
                                      ----------      ----------    ----------      ----------
       Total Privately Issued          1,752,661            40.7     1,661,083            40.1
                                      ----------      ----------    ----------      ----------

                                      ----------      ----------    ----------      ----------
       Total High Quality              3,953,029            91.9     3,848,263            93.0
                                      ----------      ----------    ----------      ----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                             26,137             0.6        13,724             0.3
     BBB/Baa Rating                       70,610             1.6        72,114             1.7
     BB/Ba Rating and Other               40,955(1)          1.0        40,947(1)          1.0
   Whole loans                           210,074             4.9       164,413             4.0
                                      ----------      ----------    ----------      ----------
       Total Other Investment            347,776             8.1       291,198             7.0
                                      ----------      ----------    ----------      ----------
       Total ARM Portfolio            $4,300,805           100.0%   $4,139,461           100.0%
                                      ==========      ==========    ==========      ==========

----------
     (1) The AAA Rating category includes $582.8 million and $615.7 million of whole loans as of March 31, 2001 and December 31, 2000, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.1 million as of March 31, 2001 and December 31, 2000. The subordinated certificate is included in the BB/Ba Rating and Other category.

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

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                     March 31, 2001             December 31, 2000
                                               --------------------------    --------------------------
                                                 Carrying       Portfolio      Carrying       Portfolio
                                                  Value            Mix          Value             Mix
                                               -----------      ----------    ----------      ----------
ARM ASSETS:
    INDEX:
       One-month LIBOR                         $   665,845            15.5%  $   651,502            15.7%
       Three-month LIBOR                           165,243             3.8       158,512             3.8
       Six-month LIBOR                             388,058             9.0       430,908            10.4
       Six-month Certificate of Deposit            213,726             5.0       230,934             5.6
       Six-month Constant Maturity Treasury         21,895             0.5        22,330             0.5
       One-year Constant Maturity Treasury       1,506,786            35.0     1,402,764            33.9
       Cost of Funds                               172,338             4.0       164,697             4.0
                                               -----------      ----------    ----------      ----------
                                                 3,133,891            72.8     3,061,647            73.9
                                               -----------      ----------    ----------      ----------

HYBRID ARM ASSETS                                1,074,397            25.0     1,050,199            25.4
ONE-YEAR MATURITY - FIXED RATE                      92,517             2.2        27,615             0.7
                                               -----------      ----------    ----------      ----------
                                               $ 4,300,805           100.0%   $4,139,461           100.0%
                                               ===========      ==========    ==========      ==========

The ARM portfolio had a current weighted average coupon of 7.47% at March 31, 2001. This consisted of an average coupon of 6.76% on the hybrid portion of the portfolio and an average coupon of 7.73% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 6.64%, based upon the current composition of the portfolio and the applicable indices. The term "fully-indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. As of December 31, 2000, the ARM portfolio had a weighted average coupon of 7.75%. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon would have been approximately 7.46%, based upon the composition of the portfolio and the applicable indices at the time. The lower average interest coupon on the ARM portfolio as of March 31, 2001 compared to the end of 2000 is reflective of Federal Reserve Board interest rate decreases that have been occurring since early January 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during the remainder of 2001 to the "fully indexed" rate.

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

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                                          Average              High                Low
                                                     ----------------    ---------------     ---------------
     Unpaid principal balance                        $        290,021    $     5,154,041     $         1,735
     Coupon rate on loans                                        7.53%             10.13%               5.50%
     Pass-through rate                                           7.18%              9.73%               5.23%
     Pass-through margin                                         1.96%              3.48%               0.61%
     Lifetime cap                                               12.86%             16.75%               9.75%
     Original Term (months)                                       353                480                  72
     Remaining Term (months)                                      320                441                  43

     Geographic Distribution (Top 5 States):                  Property type:
         California                   27.49%                      Single-family            65.52%
         Florida                       9.61                       DeMinimus PUD            21.05
         Georgia                       7.54                       Condominium               8.76
         New York                      6.13                       Other                     4.67
         Colorado                      4.56

     Occupancy status:                                        Loan purpose:
         Owner occupied               85.41%                      Purchase                 60.91%
         Second home                  10.65                       Cash out refinance       22.20
         Investor                      3.94                       Rate & term refinance    16.89

     Documentation type:                                      Periodic Cap:
         Full/Alternative             94.06%                      None                     51.73%
         Other                         5.94                       2.00%                    46.86
                                                                  1.00%                     0.41
     Average effective original                                   0.50%                     1.00
         loan-to-value:               68.41%

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

                                                For the quarters ended:
                                           ----------------------------------
                                           March 31, 2001   December 31, 2000
                                           --------------   -----------------
ARM SECURITIES:
   Freddie Mac/Fannie Mae                  $      186,834   $         337,332
   High Quality, privately issued                 174,398               5,835
   Other Investment ARM securities                 12,773
                                           --------------   -----------------
                                                  374,005             343,167
                                           --------------   -----------------

LOANS:
     Bulk acquisitions                             38,688              24,450
     Correspondent purchases                       27,908              18,595
     Direct retail originations                     2,514               1,087
                                           --------------   -----------------
                                                   69,110              44,132
                                           --------------   -----------------
       Total production                    $      443,115   $         387,299
                                           ==============   =================

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

           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

     Hedged        Weighted      Cap Agreement/                           Weighted
    ARM Assets      Average     Options Contract                           Average
   Balance (1)     Life Cap     Notional Balance     Strike Price      Remaining Term
  -------------    ---------    ----------------     ------------      ---------------
  $     124,471         8.24%   $        123,664             6.19%          2.3 Years
        200,186         8.44             200,000             7.50           2.7
        447,461         9.84             447,775             8.00           1.5
         25,055        10.29              25,000             9.00           1.7
         58,556        10.53              59,125             9.50           1.6
        353,148        10.87             353,088            10.00           1.4
        196,361        11.51             196,372            10.50           1.2
        470,813        12.18             470,000            11.00           2.5
        279,781        12.65             280,000            11.50           3.4
        349,792        13.39             350,000            12.00           2.5
        126,313        15.75              32,562            12.50           0.7
  -------------    ---------    ----------------     ------------      ---------------
  $   2,631,937        11.40%   $      2,537,586             9.94%          2.1 Years
  =============    =========    ================     ============      ===============

-------------------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during their fixed rate period, in accordance with the Company's investment policy.

The Company enters into interest rate Swap Agreements in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than does the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate based on an index, generally LIBOR, offsetting a portion of its variable cost of short-term borrowings, which have an interest rate that correlates highly with LIBOR. The Company receives a variable interest payment based on one-month LIBOR on all of the Swap Agreements currently outstanding. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a Hybrid ARM and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less.

As of March 31, 2001, the Company was a counterparty to twenty-three Swap Agreements having an aggregate notional balance of $1.079 million. As of March 31, 2001, $578.9 million of these Swap Agreements hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.1 years. The remaining Swap Agreements extended the weighted average term of the Company's borrowings and mature in July 2001. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 28 days to 149 days. The average remaining fixed rate term of the Company's Hybrid ARM assets as of March 31, 2001 was 3.0 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements. In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, effective January 1, 2001, are being carried on the balance sheet at their negative fair value of $16.6 million. As of March 31, 2001, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $10.1 million, including an adjustment to fair value recorded January 1, 2001 in connection with the adoption of FAS 133. Since the Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, the Company has calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings.

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

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)


                                                                                                                     ROE in
                                                                                                                    Excess of
                  Net                   Provision   Gain (Loss)   G & A                           Net     10-Year    10-Year
  For the      Interest   Hedging          For        on ARM     Expense  Perform.  Preferred   Income/   US Treas   US Treas
  Quarter       Income/   Expense/       Losses/      Sales/       (2)/     Fee/    Dividend/   Equity    Average    Average
   Ended        Equity    Equity          Equity      Equity      Equity   Equity     Equity    (ROE)      Yield      Yield
------------   --------   --------      ---------   -----------  -------  --------  ---------   -------   --------  ---------
Mar 31, 1999       8.07%                     0.84%       --         1.58%       --       2.05%     3.60%      4.98%     (1.38)%
Jun 30, 1999      11.17%                     0.85%     0.04%        1.70%       --       2.05%     6.60%      5.54%      1.06%
Sep 30, 1999      11.48%                     0.94%     0.02%        1.76%       --       2.05%     6.75%      5.88%      0.87%
Dec 31, 1999      11.09%                     0.89%       --         1.86%       --       2.05%     6.29%      6.14%      0.15%
Mar 31, 2000      11.47%                     0.41%       --         1.81%       --       2.06%     7.20%      6.47%      0.73%
Jun 30, 2000      10.74%                     0.47%     0.06%        1.78%       --       2.05%     6.50%      6.18%      0.32%
Sep 30, 2000      11.01%                     0.33%       --         2.07%       --       2.05%     6.56%      5.89%      0.67%
Dec 31, 2000      11.77%                     0.21%     0.29%        2.37%     0.06%      2.05%     7.37%      5.57%      1.80%
Mar 31, 2001      17.40%      0.18%(3)       0.22%       --         2.60%     1.12%      2.03%    11.25%      5.04%      6.21%

----------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2)  Excludes performance fees.
(3)  Reflects implementation of FAS 133.

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

The following table presents the components of the Company's net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                            For the quarters ended March 31,
                                            --------------------------------
                                               2001                  2000
                                            ----------            ----------
Coupon interest income on ARM assets        $   77,553            $   77,615
Amortization of net premium                     (4,626)               (4,683)
Amortization of Cap Agreements                      --                  (838)
Amort. of deferred gain from hedging                --                   304
Cash and cash equivalents                          298                   256
                                            ----------            ----------
    Interest income                             73,225                72,654
                                            ----------            ----------

Reverse repurchase agreements                   46,152                48,883
AAA notes payable                                9,661                14,660
Other borrowings                                 2,797                   285
Interest rate swaps                                291                  (491)
                                            ----------            ----------
    Interest expense                            58,901                63,337
                                            ----------            ----------

Net interest income                         $   14,324            $    9,317
                                            ==========            ==========

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

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                         For the quarters ended March 31,
                                                ------------------------------------------------------------------------------
                                                                2001                                       2000
                                                --------------------------------------   -------------------------------------
                                                                            Interest                                Interest
                                                  Average     Effective      Income/      Average     Effective      Income/
                                                  Balance        Rate        Expense      Balance        Rate        Expense
                                                ----------    ----------    ----------   ----------   ----------    ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets               $4,238,664          6.88%   $   72,927   $4,455,294         6.50%   $   72,398
  Cash and cash equivalents                         21,572          5.53           298       15,699         6.52           256
                                                ----------    ----------    ----------   ----------   ----------    ----------
                                                 4,260,236          6.88        73,225    4,470,993         6.50        72,654
                                                ----------    ----------    ----------   ----------   ----------    ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements                  3,114,509          5.96        46,443    3,199,873         6.05        48,392
  Collateralized notes payable                     592,052          6.53         9,661      876,656         6.69        14,660
  Other borrowings                                 175,379          6.38         2,797       11,757         9.68           285
                                                ----------    ----------    ----------   ----------   ----------    ----------
                                                 3,881,940          6.07        58,901    4,088,286         6.20        63,337
                                                ----------    ----------    ----------   ----------   ----------    ----------

Net Interest Earning Assets and Spread          $  378,296          0.81%   $   14,324   $  382,707         0.30%   $    9,317
                                                ==========    ==========    ==========   ==========   ==========    ==========
Yield on Net Interest Earning Assets (1)                            1.34%                                   0.83%
                                                              ==========                              ==========

----------
   (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                                     2001 versus 2000
                                         --------------------------------------
                                            Rate        Volume         Total
                                         ----------   -----------   -----------
Interest Income:
   ARM assets                            $    4,257   $    (3,728)  $       529
   Cash and cash equivalents                    (39)           81            42
                                         ----------   -----------   -----------
                                              4,218        (3,647)          571
                                         ----------   -----------   -----------
Interest Expense:
   Reverse repurchase agreements               (674)       (1,275)       (1,949)
   Collateralized notes payable                (356)       (4,643)       (4,999)
   Other borrowings                             (97)        2,609         2,512
                                         ----------   -----------   -----------
                                             (1,127)       (3,309)       (4,436)
                                         ----------   -----------   -----------

Net interest income                      $    5,345   $      (338)  $     5,007
                                         ==========   ===========   ===========


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

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                                                                                                                   Yield on
                  Average      Wgt Avg                             Yield on                                          Net
 As of the        Interest       Fully     Weighted                 Interest                          Net          Interest
  Quarter         Earning      Indexed     Average       Yield      Earning       Cost of         Interest         Earning
   Ended           Assets       Coupon      Coupon       Adj (2)     Assets         Funds           Spread          Assets
------------     ----------   --------     --------     --------   ---------      --------        --------         --------
Mar 31, 1999     $  4,196.4      6.85%        7.03%         1.31%       5.71%         5.36%           0.35%            0.63%
Jun 30, 1999     $  4,405.3      7.10%        6.85%         1.11%       5.74%         5.40%           0.34%            0.82%
Sep 30, 1999     $  4,552.1      7.20%        6.85%         0.76%       6.09%         5.74%           0.35%            0.82%
Dec 31, 1999     $  4,449.0      7.51%        7.08%         0.70%       6.38%         6.47% (3)      (0.09)% (3)       0.81%
Mar 31, 2000     $  4,471.0      7.77%        7.26%         0.68%       6.58%         6.32%           0.26%            0.83%
Jun 30, 2000     $  4,344.6      7.87%        7.48%         0.59%       6.89%         6.75%           0.14%            0.81%
Sep 30, 2000     $  4,066.1      7.84%        7.68%         0.68%       7.00%         6.72%           0.28%            0.88%
Dec 31, 2000     $  4,131.4      7.46%        7.75%         0.69%       7.06%         6.75% (3)       0.31% (3)        0.93%
Mar 31, 2001     $  4,260.2      6.64%        7.47%         0.79%       6.68%         5.48%           1.20%            1.31%

----------
     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
     (2) Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables. The following table presents these components of the yield adjustments for the dates presented in the table above.
     (3) The year-end cost of funds and net interest spread are commonly effected by significant, but generally temporary, year-end pressures that raise the Company's cost of financing mortgage assets over year-end. The effect generally begins during the latter part of November and continues through January.

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                          Amort of
                                      Impact of                         Deferred Gain
 As of the            Premium/         Principal          Hedging            From            Total
  Quarter             Discount         Payments          Activity/          Hedging          Yield
   Ended                Amort         Receivable           Other           Activity        Adjustment
------------          --------        ----------         ---------      -------------      ----------
Mar 31, 1999              1.09%            0.10%             0.15%           (0.03)%             1.31%
Jun 30, 1999              0.87%            0.13%             0.13%           (0.02)%             1.11%
Sep 30, 1999              0.51%            0.13%             0.13%           (0.01)%             0.76%
Dec 31, 1999              0.51%            0.09%             0.11%           (0.01)%             0.70%
Mar 31, 2000              0.57%            0.07%             0.07%           (0.03)%             0.68%
Jun 30, 2000              0.46%            0.10%             0.06%           (0.03)%             0.59%
Sep 30, 2000              0.56%            0.10%             0.05%           (0.03)%             0.68%
Dec 31, 2000              0.54%            0.13%             0.05%           (0.03)%             0.69%
Mar 31, 2001              0.61%            0.14%             0.04%               --%             0.79%

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

    ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                                            Average Spread
                                                                            Between 1 Year     Percent of ARM
                                                                             U.S. Treasury        Portfolio
                                       Average 1 Year    Average 1 and 3    Rates and 1 & 3     Indexed to 1
                                        U.S. Treasury      Month LIBOR        Month LIBOR         Year U.S.
              For the Year Ended        Rates During      Rates During       Rates During      Treasury Rates
                 December 31,              Period            Period             Period        at End of Period
           --------------------------  ---------------- ------------------ ------------------ ------------------
           1993                              3.43%             3.25%              0.18%                20.9%
           1994                              5.32%             4.61%              0.71%                15.5%
           1995                              5.94%             6.01%             (0.07)%               19.3%
           1996                              5.52%             5.48%              0.04%                45.4%
           1997                              5.63%             5.69%             (0.06)%               49.0%
           1998                              5.05%             5.57%             (0.52)%               34.7%
           1999                              5.08%             5.33%             (0.25)%               31.4%
           2000                              6.11%             6.47%             (0.36)%               33.9%

             For the Quarter Ended
           --------------------------
           Mar 31, 1999                      4.67%             4.98%             (0.31)%               34.8%
           Jun 30, 1999                      4.88%             5.02%             (0.14)%               32.5%
           Sep 30, 1999                      5.16%             5.36%             (0.20)%               30.5%
           Dec 31, 1999                      5.62%             5.96%             (0.34)%               31.4%
           Mar 31, 2000                      6.19%             6.02%              0.17%                31.7%
           Jun 30, 2000                      6.22%             6.55%             (0.33)%               29.8%
           Sep 30, 2000                      6.13%             6.66%             (0.53)%               30.5%
           Dec 31, 2000                      5.91%             6.67%             (0.77)%               34.4%
           Mar 31, 2001                      4.59%             5.42%             (0.83)%               35.5%

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)


                                                          For the quarters ended March 31,
                                                        -----------------------------------
                                                           2001                     2000
                                                        ----------               ----------
Net income                                              $   10,727               $    7,513
   Additions:
     Provision for credit losses                               155                      331
     Net compensation related items                            325                       86
     Hedging Expense                                           353                       --
     Non-REIT subsidiary taxable loss                           91                       --
   Deductions:
        Dividend on Series A Preferred Shares               (1,670)                  (1,670)
        Actual credit losses (recoveries) on ARM assets         14                     (126)
        Amortization of hedges                                (444)
                                                        ----------               ----------
Taxable net income                                      $    9,551               $    6,134
                                                        ----------               ----------
Taxable income per share                                $     0.44               $     0.29
                                                        ==========               ==========

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

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                                    Total
    For the            Other Expenses/        Performance Fee/       G & A Expense/
 Quarter Ended         Average Assets          Average Assets        Average Assets
-----------------   ----------------------   --------------------   ------------------
Mar 31, 1999                 0.12%                    --                   0.12%
Jun 30, 1999                 0.12%                    --                   0.12%
Sep 30, 1999                 0.13%                    --                   0.13%
Dec 31, 1999                 0.13%                    --                   0.13%
Mar 31, 2000                 0.13%                    --                   0.13%
Jun 30, 2000                 0.13%                    --                   0.13%
Sep 30, 2000                 0.16%                    --                   0.16%
Dec 31, 2000                 0.18%                    --                   0.18%
Mar 31, 2001                 0.20%                  0.09%                  0.29%

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

                   None

Item 5.  Other Information

                   None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized,




                                      THORNBURG MORTGAGE, INC.



Dated:     June 29, 2001              By:   /s/ Larry A. Goldstone
                                           -------------------------------------
                                           Larry A. Goldstone
                                           President and Chief Operating Officer
                                           (authorized officer of registrant)




Dated:     June 29, 2001              By:  /s/ Richard P. Story
                                           -------------------------------------
                                           Richard P. Story,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting officer)