Form 10-Q
period 2001-06-30
THORNBURG MORTGAGE INC
filed 2001-08-14
CIK 892535

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                              (1) Yes [X]   No [ ]
                              (2) Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)                   27,438,025 as of August 14, 2001


================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..................    3

                      Consolidated Statements of Operations for the three and six months ended
                       June 30, 2001 and June 30, 2000....................................................    4

                      Consolidated Statement of Shareholders' Equity for the six months
                       ended June 30, 2001 and June 30, 2000..............................................    5

                      Consolidated Statements of Cash Flows for the three and six months ended
                       June 30, 2001 and June 30, 2000....................................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   22



PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   43

     Item 2.      Changes in Securities ..................................................................   43

     Item 3.      Defaults Upon Senior Securities ........................................................   43

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   43

     Item 5.      Other Information.......................................................................   43

     Item 6.      Exhibits and Reports on Form 8-K........................................................   43


     SIGNATURES       ....................................................................................   44

     EXHIBIT INDEX    ....................................................................................   45

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                June 30, 2001
                                                                  (Unaudited)   December 31, 2000
                                                                -------------   -----------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets:
       ARM securities                                             $ 3,660,683      $ 3,359,352
       Collateral for collateralized notes                            525,463          615,696
       ARM loans held for securitization                              113,138          164,413
                                                                  -----------      -----------
                                                                    4,299,284        4,139,461
                                                                  -----------      -----------

    Cash and cash equivalents                                          57,476           13,105
    Accrued interest receivable                                        32,297           32,730
    Prepaid expenses and other                                          1,805            4,871
                                                                  -----------      -----------
                                                                  $ 4,390,862      $ 4,190,167
                                                                  ===========      ===========


LIABILITIES

    Reverse repurchase agreements                                 $ 3,407,863      $ 2,961,617
    Collateralized notes                                              516,069          603,910
    Other borrowings                                                  101,646          158,593
    Payable for assets purchased                                           --          124,942
    Accrued interest payable                                           15,036           20,519
    Dividends payable                                                   1,670            1,670
    Other payables and accrued expenses                                10,916            1,378
                                                                  -----------      -----------
                                                                    4,053,200        3,872,629
                                                                  -----------      -----------

SHAREHOLDERS' EQUITY

    Preferred stock: par value $.01 per share;
       2,760 shares authorized; 9.68% Cumulative
       Convertible Series A, 2,760 and 2,760 issued
       and outstanding, respectively; aggregate
       preference in liquidation $69,000                               65,805           65,805
    Common stock: par value $.01 per share; 47,218 and
       47,240 shares authorized, 22,363 and 22,072 shares
       issued and 21,863 and 21,572 outstanding, respectively             223              221
    Additional paid-in-capital                                        345,716          343,036
    Accumulated other comprehensive income (loss)                     (66,933)         (78,427)
    Notes receivable from stock sales                                  (6,451)          (5,318)
    Retained earnings (deficit)                                         3,968           (3,113)
    Treasury stock: at cost, 500 and 500 shares, respectively          (4,666)          (4,666)
                                                                  -----------      -----------
                                                                      337,662          317,538
                                                                  -----------      -----------

                                                                  $ 4,390,862      $ 4,190,167
                                                                  ===========      ===========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)

                                                   Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                  2001           2000           2001           2000
                                                ---------      ---------      ---------      ---------
Interest income from ARM assets and cash
  equivalents                                   $  67,679      $  73,152      $ 140,904      $ 145,791
Interest expense on borrowed funds                (51,965)       (64,400)      (110,866)      (127,722)
                                                ---------      ---------      ---------      ---------
  Net interest income                              15,714          8,752         30,038         18,069
                                                ---------      ---------      ---------      ---------

Gain on sale of ARM assets                              2             49              2             49
Hedging expense                                      (466)            --           (617)            --
Provision for credit losses                          (153)          (381)          (331)          (713)
Management fee                                     (1,116)        (1,033)        (2,211)        (2,057)
Performance fee                                    (1,073)            --         (1,997)            --
Other operating expenses                           (1,269)          (420)        (2,316)          (868)
                                                ---------      ---------      ---------      ---------

  Net income before cumulative effect of
    change in accounting principle                 11,639          6,967         22,568         14,480
  Cumulative effect of change in accounting
    principle                                          --             --           (202)            --
                                                ---------      ---------      ---------      ---------

     NET INCOME                                 $  11,639      $   6,967      $  22,366      $  14,480
                                                =========      =========      =========      =========


Net income                                      $  11,639      $   6,967      $  22,366      $  14,480
Dividend on preferred stock                        (1,670)        (1,670)        (3,340)        (3,340)
                                                ---------      ---------      ---------      ---------

Net income available to common shareholders     $   9,969      $   5,297      $  19,026      $  11,140
                                                =========      =========      =========      =========

Basic and diluted earnings per share before
  cumulative effect of change in accounting
  principle                                     $    0.46      $    0.25      $    0.89      $    0.52
Cumulative effect of change in accounting
  principle                                            --             --          (0.01)            --
                                                ---------      ---------      ---------      ---------
Basic and diluted earnings per share            $    0.46      $    0.25      $    0.88      $    0.52
                                                =========      =========      =========      =========

Average number of common shares outstanding        21,791         21,490         21,741         21,490
                                                =========      =========      =========      =========



See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2001 and 2000
(In thousands, except share data)

                                                                  Accum.
                                                                  Other       Notes
                                                                  Compre-   Receivable                        Compre-
                                                     Additional   hensive      From      Retained             hensive
                                   Preferred  Common  Paid-in     Income/      Stock     Earnings/  Treasury  Income/
                                    Stock      Stock  Capital     (Loss)       Sales     (Deficit)   Stock    (Loss)        Total
                                   ---------  ------ ----------  ---------  ----------   ---------  --------  ---------   --------
Balance, December 31, 1999          $65,805    $220   $342,026   $ (82,489)   $(4,632)   $ (5,377)  $(4,666)              $310,887
Comprehensive income:
   Net income                                                                              14,480             $  14,480     14,480
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment,
         net of amortization             --      --         --     (23,254)        --          --        --     (23,254)   (23,254)
      Deferred gain on sale
       of hedges, net of
       amortization                      --      --         --        (454)        --          --        --        (454)      (454)
                                                                                                              ---------
   Other comprehensive income                                                                                 $  (9,228)
                                                                                                              =========
Interest from notes receivable
     from stock sales                                      135                                                                 135
Dividends declared on preferred
   stock - $1.21 per share               --      --         --          --         --      (3,340)       --                 (3,340)
Dividends declared on common
   stock - $0.46 per share               --      --         --          --         --      (9,886)       --                 (9,886)
                                    -------    ----   --------   ---------    -------    --------   -------               --------
Balance, June 30, 2000              $65,805    $220   $342,161   $(106,197)   $(4,632)   $ (4,123)  $(4,666)              $288,568
                                    =======    ====   ========   =========    =======    ========   =======               ========

Balance, December 31, 2000          $65,805    $221   $343,036   $ (78,427)   $(5,318)   $ (3,113)  $(4,666)              $317,538
Comprehensive income:
   Net income                                                                              22,366             $  22,366     22,366
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment,
         net of amortization             --      --         --      22,401         --          --        --      22,401     22,401
      Swap Agreements:
        Cumulative adjustment
         for change in
         accounting principle            --      --         --        (629)        --          --        --        (629)      (629)
        Fair value adjustment,
         net of amortization                                       (10,278)                                     (10,278)   (10,278)
                                                                                                              ---------
   Other comprehensive income                                                                                 $  33,860
                                                                                                              =========
Issuance of common stock                 --       2      2,510          --     (1,169)         --        --                  1,343
Interest and principle
   payments on notes receivable
   from stock sales                                        170                     36                                          206
Dividends declared on preferred
   stock - $1.21 per share               --      --         --          --         --      (3,340)       --                 (3,340)
Dividends declared on common
   stock - $0.55 per share               --      --         --          --         --     (11,945)       --                (11,945)
                                    -------    ----   --------   ---------    -------    --------   -------               --------
Balance, June 30, 2001              $65,805    $223   $345,716   $ (66,933)   $(6,451)   $  3,968   $(4,666)              $337,662
                                    =======    ====   ========   =========    =======    ========   =======               ========



See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                             2001          2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Operating Activities:
  Net Income                                              $  11,639      $   6,967      $  22,366      $  14,480
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                             5,127          3,998          9,774          9,215
     Net (gain) loss from investing activities                  152            332            330            663
     Change in assets and liabilities:
       Accrued interest receivable                            3,254          2,560            433            429
       Prepaid expenses and other                              (168)          (391)         3,065          5,679
       Accrued interest payable                                  56            585         (5,483)        (3,777)
       Accrued expenses and other                              (489)          (235)         9,538           (560)
                                                          ---------      ---------      ---------      ---------
         Net cash provided by operating activities           19,571         13,816         40,023         26,129
                                                          ---------      ---------      ---------      ---------

Investing Activities:
  Available-for-sale ARM securities:
     Purchases                                             (416,508)       (26,090)      (915,456)      (424,807)
     Proceeds on sales                                      101,594         89,443        101,594         89,443
     Principal payments                                     426,163        163,139        685,405        312,722
Collateral for collateralized notes payable:
     Principal payments                                      56,286        155,757         88,430        201,398
  ARM loans:
     Purchases                                             (181,843)       (17,267)      (250,936)       (19,996)
     Proceeds on sales                                          339             --            339             --
     Principal payments                                       6,718            903         16,597          1,532
  Purchase of interest rate cap agreements                       --            (91)            --           (539)
                                                          ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing
             activities                                      (7,251)       365,794       (274,027)       159,753
                                                          ---------      ---------      ---------      ---------

Financing Activities:
  Net borrowings from (repayments of) reverse
      repurchase agreements                                 154,681       (226,581)       436,935         54,717
  Repayments of collateralized notes                        (56,011)      (155,277)       (87,841)      (200,480)
  Net borrowing from (repayments of) other borrowings       (98,331)         9,886        (56,947)        (2,881)
  Proceeds from common stock issued                           1,140             --          1,343             --
  Dividends paid                                             (8,186)        (6,613)       (15,285)       (13,226)
  Interest from notes receivable from stock sales                83             68            170            135
                                                          ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing
             activities                                      (6,624)      (378,517)       278,375       (161,735)
                                                          ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents          5,696          1,093         44,371         24,147

Cash and cash equivalents at beginning of period             51,780         33,288         13,105         10,234
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                $  57,476      $  34,381      $  57,476      $  34,381
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

         In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and six-months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

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

                  The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company's loans are not accounted for as sales and the Company does not own any servicing assets or liabilities as a result of this process. The fair value reflected in the Company's financial statements for these securities is based on market prices provided by certain dealers who make markets in these financial instruments.

                  In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that individual ARM assets contain a contractual maximum interest rate ("Life Cap"). ARM securities typically have a Life Cap that not only places a constraint on the ability of an ARM security to adjust to higher interest rates but also affects the changes in fair value of an ARM security. The Company hedges the fair value changes of the Life Cap component of a portion of its ARM portfolio. As a result, the change in fair value associated with the Life Cap component of an ARM security in the portfolio is recorded in earnings, subject to meeting tests of hedging effectiveness, as well as an offsetting change in fair value of the hedging instruments. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness that is recorded in earnings. Hedge ineffectiveness is reported in the Company's Statements of Operations as Hedging expense.

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

                  Credit losses on pools of loans that are held as collateral for notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company makes a monthly provision for estimated credit losses on these loans the same as it does for loans that are not held as collateral for notes payable, except that it takes into consideration its maximum exposure.

                  Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

              DERIVATIVE FINANCIAL INSTRUMENTS

                  INTEREST RATE CAP AGREEMENTS

                  The Company purchases interest rate cap agreements and options on interest rate futures (collectively referred to as "Cap Agreements") to manage interest rate risk. In general, ARM assets have a Life Cap which is a component of the fair value of an ARM asset. The Cap Agreements the Company has purchased have the effect of offsetting a portion of the fair value change in the Company's ARM assets related to the life cap, and they also have the effect of allowing the yield on the Company's ARM assets to continue to rise above their contractual maximum rates. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the yield on the Company's ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowing rises.

                  All Cap Agreements are designated as fair value hedges against the value of the Life Cap components of available-for-sale ARM securities. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. In accordance with the adoption of Financial Accounting Standard 133 ("FAS 133"), effective January 1, 2001, the change in the fair value of the Cap Agreements is recognized currently in earnings and is compared to the change in the fair value of the related hedged asset to ensure the hedging relationship is highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the ARM securities portfolio is also recorded in earnings, subject to meeting certain tests of hedging effectiveness. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness, which is reported in the Company's Statements of Operations as Hedging expense. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet.

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

                  All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of this hedge on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Other comprehensive income would be reclassified to income. For a similar reason, if the Company called its AAA notes payable prior to the maturity of the Swap Agreements designated as a cash flow hedge of a portion of that debt, then the related gain or loss in Other comprehensive income would be reclassified to income. As of June 30, 2001, the net unrealized losses on Swap Agreements and deferred gains from terminated Swap Agreements recorded in Other comprehensive income was $12.2 million. The Company estimates that over the next twelve months, approximately $10.2 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from Other comprehensive income to earnings. The carrying value of the Swap Agreements, in the amount of $16.3 million as of June 30, 2001, is included in Reverse repurchase agreements in the accompanying balance sheets.

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

                  The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of swap agreements, are initially recorded in Other comprehensive income as a separate component of equity. The gain or loss from the terminated swaps remains in Other comprehensive income until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur then the entire gain or loss would be reclassified to earnings.

                  OTHER HEDGING ACTIVITY

                  Prior to March 31, 2000, the Company entered into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. Generally, the Company has hedged the cost of obtaining future fixed rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settled the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses were deferred and amortized as a yield adjustment over the fixed rate period of the financing. Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in Other comprehensive income in the amount of $1.7 million to record the deferred gains from Other hedging activity, previously included in Reverse repurchase agreements in the Company's consolidated balance sheets. The Company estimates that over the twelve months following the adoption of FAS 133, approximately $0.9 million of the deferred gain will be reclassified from Other comprehensive income to earnings. As of June 30, 2001, $1.2 million of deferred gains from other hedging activity remained in Other comprehensive income and the Company estimates that over the next twelve months, $0.8 million will be reclassified to earnings.

              INCOME TAXES

                  The Company, excluding TMHL and its subsidiaries, has elected to be taxed as a Real Estate Investment Trust ("REIT") and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax. For the quarter and six months ended June 30, 2001, TMHL had an immaterial taxable loss.

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

                  Following is information about the computation of the earnings per share data for the three and six month periods ended June 30, 2001 and 2000 (amounts in thousands except per share data):

                                                                Earnings
                                      Income        Shares      Per Share
                                     --------      --------     ---------
Three Months Ended June 30, 2001
Net income                           $ 11,639

Less preferred stock dividends         (1,670)
                                     --------

Basic EPS, income available to
   common shareholders                  9,969        21,791     $   0.46
                                                                ========

Effect of dilutive securities:

   Stock options                           --            56
                                     --------      --------
Diluted EPS                          $  9,969        21,847     $   0.46
                                     ========      ========     ========

Three Months Ended June 30, 2000
Net income                           $  6,967

Less preferred stock dividends         (1,670)
                                     --------

Basic EPS, income available to
   common shareholders                  5,297        21,490     $   0.25
                                                                ========

Effect of dilutive securities:

   Stock options                           --            --
                                     --------      --------
Diluted EPS                          $  5,297        21,490     $   0.25
                                     ========      ========     ========

                                                              Earnings
                                    Income        Shares      Per Share
                                   --------      --------     ---------
Six Months Ended June 30, 2001
Net income                         $ 22,366

Less preferred stock dividends       (3,340)
                                   --------

Basic EPS, income available to
   common shareholders               19,026        21,741     $   0.88
                                                              ========

Effect of dilutive securities:

   Stock options                         --            59
                                   --------      --------
Diluted EPS                        $ 19,026        21,800     $   0.88
                                   ========      ========     ========

Six Months Ended June 30, 2000
Net income                         $ 14,480

Less preferred stock dividends       (3,340)
                                   --------

Basic EPS, income available to
   common stockholders               11,140        21,490     $   0.52
                                                              ========

Effect of dilutive securities:

   Stock options                         --            --
                                   --------      --------
Diluted EPS                        $ 11,140        21,490     $   0.52
                                   ========      ========     ========


                  The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 35,666 and 200,022 shares of common stock at average prices of $10.56 and $7.38 per share during the six months ended June 30, 2001 and 2000, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

              RECENT ACCOUNTING PRONOUNCEMENTS

                  In September of 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has adopted this standard effective April 1, 2001. The adoption of this standard does not materially affect the Company's reported results of operations or financial position. The Company has included the required additional disclosures of SFAS 140 in Note 1 under Adjustable-rate mortgage assets and in Note 2.

                  In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The Company does not expect either of these statements to have an effect on the Company's reported results of operations or financial position.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

                  The following tables present the Company's ARM assets as of June 30, 2001 and December 31, 2000. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

June 30, 2001:

                                    Available-
                                     for-Sale      Collateral for
                                   ARM Securities   Notes Payable      ARM Loans         Total
                                   --------------  --------------     -----------      -----------
Principal balance outstanding       $ 3,644,293      $   518,257      $   113,217      $ 4,275,767
Net unamortized premium                  44,581           10,377              131           55,089
Allowance for losses                     (1,906)          (3,171)            (210)          (5,287)
Cap agreements                            3,697               --               --            3,697
Principal payment receivable             26,854               --               --           26,854
                                    -----------      -----------      -----------      -----------
   Amortized cost, net                3,717,519          525,463          113,138        4,356,120
Gross unrealized gains                   14,753            2,669               69           17,491
Gross unrealized losses                 (71,589)          (3,547)            (602)         (75,738)
                                    -----------      -----------      -----------      -----------
   Fair value                       $ 3,660,683      $   524,585      $   112,605      $ 4,297,873
                                    ===========      ===========      ===========      ===========

   Carrying value                   $ 3,660,683      $   525,463      $   113,138      $ 4,299,284
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
                                    ===========      ===========      ===========      ===========

                  During both the three and six-month periods ended June 30, 2001, the Company sold $108.1 million of ARM securities, of which $6.8 million will settle in the third quarter, and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during the second quarter for a gain of $3,000. During the three and six-month periods ended June 30, 2000, the Company realized a gain of $49,000 on the sale of $89.4 million of ARM securities.

                  During the quarter ended June 30, 2001, the Company securitized $272.2 million of its ARM loans into a series of multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. The Company securitizes its loans for the purpose of improving the liquidity of its ARM assets and in order to lower the cost of financing its ARM assets. The Company carries the securities at fair value, based on market value prices received from dealers familiar with similar securities.

                  As of June 30, 2001, the Company has $1.136 billion of ARM assets that have resulted from the Company's securitization efforts. In each securitization, the Company retained all of the beneficial interest in the underlying loans and did not account for any of the securitizations as a sale. The

                  Company has performed a stress test of the fair value of these ARM assets using a discounted cash flow model that used, as its key assumptions, prepayment speeds, potential credit losses and discount rates. In performing the stress test, the Company made a 10% and 20% pessimistic change to each key assumption, individually. The table below identifies the key assumptions and the effect of each adverse change on the fair value of the ARM assets (dollars in millions):


Carrying amount                                    $ 1,136.4
Fair Value                                         $ 1,135.5

Weighted average life (in years)                         2.7
Prepayment speed assumption (annual rate)                 30%
    Impact on fair value of 10% adverse change     $     0.8
    Impact on fair value of 20% adverse change     $     1.7

Projected credit losses (annual rate)                   0.10%
    Impact on fair value of 10% adverse change     $     0.3
    Impact on fair value of 20% adverse change     $     0.5

Cash flow discount rate                                 5.91%
    Impact on fair value of 10% adverse change     $    14.8
    Impact on fair value of 20% adverse change     $    29.2

                  These sensitivities presented in the table above are hypothetical and should be used with caution. As the figures indicate, changes in fair value generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation of a particular key assumption is calculated without changing any other assumption. In reality, changes in one factor may occur simultaneously with changes in one or more of the other key assumptions, which may magnify or offset the sensitivities.

                  During the first six months of 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $50,000 and recorded a $281,000 provision for estimated credit losses on its loan portfolio.

                  The following tables summarize ARM loan delinquency information as of June 30, 2001 and December 31, 2000 (dollar amounts in thousands):

2001
----
                                           Percent
                     Loan       Loan       of ARM     Percent of
Delinquency Status   Count     Balance    Loans (1)  Total Assets
------------------  ------     -------    ---------  ------------
60 to 89 days            9     $2,704        0.22%       0.06%
90 days or more          5        746        0.06        0.02
In foreclosure           4        660        0.05        0.02
                    ------     ------      ------      ------
                        18     $4,110        0.33%       0.10%
                    ======     ======      ======      ======

2000
----
                                           Percent
                     Loan       Loan       of ARM     Percent of
Delinquency Status   Count     Balance    Loans (1)  Total Assets
------------------  ------     -------    ---------  ------------
60 to 89 days            3     $  447        0.04%       0.01%
90 days or more         --         --          --          --
In foreclosure           5      3,980        0.34        0.10
                    ------     ------      ------      ------
                         8     $4,427        0.38%       0.11%
                    ======     ======      ======      ======

---------
(1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.242 billion and $1.165 billion at June 30, 2001 and December 31, 2000, respectively.

                  The following table summarizes the activity for the allowance for losses on ARM loans for the six months ended June 30, 2001 and 2000 (dollar amounts in thousands):

                          2001       2000
                         ------     ------
Beginning balance        $3,100     $2,208
Provision for losses        281        578
Charge-offs, net             --         --
                         ------     ------
Ending balance           $3,381     $2,786
                         ======     ======


                  As of June 30, 2001, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the aggregate amount of $0.6 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of this property.

                  As of June 30, 2001, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

High Quality ARM securities           $352,045
Whole loans - bulk acquisitions         76,231
Whole loans - correspondent            127,028
Whole loans - direct originations       26,661
                                      --------
                                      $581,965
                                      ========


                  The average effective yield on the ARM assets owned was 5.90% as of June 30, 2001 and 7.09% as of December 31, 2000. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

                  As of June 30, 2001 and December 31, 2000, the Company had purchased Cap Agreements with a remaining notional amount of $2.486 billion and $2.624 billion, respectively. The notional amount of the Cap Agreements purchased decline at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 9.94%. The Cap Agreements owned by the Company as of June 30, 2001, are hedging the fair value of the Life Cap component of the Company's ARM securities, which had an average lifetime interest rate cap of 11.18% on that date. The Cap Agreements had an average maturity of 1.9 years as of June 30, 2001. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.243 billion over the period of the agreements, which expire between 2001 and 2004. During the quarter ended June 30, 2001, the Company recognized an expense of $466,000 related to hedge ineffectiveness of its fair value hedges, which is reported as Hedging expense in the Company's Consolidated Statements of Operations. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at June 30, 2001 amounted to $572,000 and is included in ARM securities on the balance sheet.

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

                  As of June 30, 2001, the Company had outstanding $3.408 billion of reverse repurchase agreements with a weighted average borrowing rate of 4.10% and a weighted average remaining maturity of 2.3 months. As of June 30, 2001, $818.0 million of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to thirteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at June 30, 2001 were collateralized by ARM assets with a carrying value of $3.632 billion, including accrued interest.

                  At June 30, 2001, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days         $2,094,802
31 to 89 days             618,485
90 days or greater        678,472
                       ----------
                        3,391,759
Swap Agreements            16,104
                       ----------
                       $3,407,863
                       ==========

                  As of June 30, 2001, the Company had entered into two whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million and matures in February 2002. The Company has a second committed whole loan financing facility that also has a borrowing capacity of $150 million, but has been increased to $300 million during the third quarter of 2001. This second committed facility matures in March 2002. As of June 30, 2001, the Company had $101.6 million borrowed against these whole loan financing facilities at an effective cost of 4.40%. The amount borrowed on the whole loan financing agreements at June 30, 2001 was collateralized by ARM loans with a carrying value of $106.4 million, including accrued interest.

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

                  On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of June 30, 2001, the Notes had a net balance of $516.1 million, an effective interest cost of 4.57%, which changes each month at a spread to one-month LIBOR. As of June 30, 2001, these Notes were collateralized by ARM loans with a principal balance of $550.3 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

                  As of June 30, 2001, the Company was a counterparty to thirty-five interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.658 billion. As of June 30, 2001, $1.158 billion of these Swaps hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.9 years. The remaining Swaps extended the weighted average term of the Company's borrowings and mature in July 2001. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 24 days to 329 days. In general, the Company enters into Swaps in connection with the acquisition of Hybrid ARMs. These Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. As of June 30, 2001, the Swap Agreements were collateralized by ARM assets with a carrying value of $12.2 million, including accrued interest and cash in the amount of $0.4 million.

                  The total cash paid for interest was $51.3 million and $62.8 million during the quarters ended June 30, 2001 and 2000, respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

                  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2001 and December 31, 2000. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                             June 30, 2001               December 31, 2000
                                       -------------------------     --------------------------
                                        Carrying         Fair         Carrying         Fair
                                         Amount          Value         Amount          Value
                                       ----------     ----------     ----------      ----------
Assets:
   ARM assets                          $4,298,713     $4,297,302     $4,137,943      $4,129,421
   Cap Agreements/Option Contracts            571            571          1,518           1,518

Liabilities:
   Collateralized notes payable           516,069        518,087        603,910         605,927
   Other borrowings                       101,646        101,646        158,593         158,593
   Swap agreements                         17,595         17,595           (334)          7,259

                  The above carrying amounts for assets are combined in the balance sheet under the caption "Adjustable-rate mortgage assets." The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

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

                  On July 6, 2001, the Company's Registration Statement on Form S-3, registering the sale of up to an additional $300 million of equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. In addition, the Company's Board of Directors suspended the Company's previously approved program to repurchase shares. The Company had not repurchased any shares under this program since 1998.

                  In August 2001, the Company issued 5,500,000 shares of common stock at a price of $16.00 per share pursuant to its Registration Statement on Form S-3 declared effective on July 6, 2001. Net proceeds from this issuance were approximately $82.6 million. In addition, the Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 825,000 additional shares of common stock to cover over-allotments.

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

                  The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

                  During the quarter ended June 30, 2001, the Company issued 34,734 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $0.5 million.

                  During the first six months of 2001, stock options for 255,329 shares of common stock were exercised at an average price of $7.91. The Company received net proceeds of $0.6 million, and $1.2 million of notes receivable were executed in connection with the exercise of certain options.

                  On April 18, 2001, the Company declared the first quarter 2001 dividend of $0.30 per common share, which was paid on May 21, 2001 to common shareholders of record as of May 4, 2001.

                  On July 17, 2001, the Company declared the second quarter 2001 dividend of $0.40 per common share, which will be paid on August 17, 2001 to common shareholders of record as of July 27, 2001.

                  On June 15, 2001, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on July 10, 2001 to preferred shareholders of record as of June 30, 2001.

                  For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE 6.  STOCK OPTION PLAN

                  The Company has a Stock Option and Incentive Plan (the "Plan") that authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs"). On July 17, 2001, the Board of Directors approved an amendment to the Plan to include restricted stock grants as an additional incentive award, to be granted at the discretion of the Stock Option Committee.

                  The exercise price for any options granted under the Plan may not be less than 100% of the fair value of the shares of the common stock at the time the option is granted. Options become exercisable six months after the date granted and will expire ten years after the date granted, except options granted in connection with an offering of convertible preferred stock, in which case such options become exercisable if and when the convertible preferred stock is converted into common stock.

                  The Company usually issues DERs at the same time ISOs, NQSOs and shares of restricted stock are granted. The number of PSRs issued is based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

                  During the quarter ended June 30, 2001, the Company did not grant any options to buy common shares or grant any DERs. During the quarter, 108,611 options to buy common shares were exercised at an average price of $8.14 per share and during the six months ended June 30, 2001, 255,329 options to buy common shares were exercised at an average price of $7.91 per share.

                  As of June 30, 2001, the Company had 116,100 options outstanding at exercise prices of $7.375 to $14.375 per share, 80,434 of which were exercisable. The weighted average exercise price of the options outstanding was $9.66 per share. As of June 30, 2001, there were 391,156 DERs outstanding, of which 362,995 were vested, and 61,211 PSRs outstanding. The Company recorded an expense associated with DERs and PSRs of $273,000 and $28,000 for the three-month periods ended June 30, 2001 and 2000, respectively. During the six-month periods ended June 30, 2001 and 2000, the Company recorded an expense associated with DERs and PSRs in the amount of $521,000 and $46,000, respectively.

                  Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options, partially for consideration in the form of notes receivable. The notes mature between 2006 and 2010 and accrue interest at rates that range from 4.68% to 6.25% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of June 30, 2001, there were $6.5 million of notes receivable from stock sales outstanding.

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

                  For the quarters ended June 30, 2001 and 2000, the Company paid the Manager $1,116,000 and $1,033,000, respectively, in base management fees in accordance with the terms of the Management Agreements. For the six month periods ended June 30, 2001 and 2000, the Company paid the Manager base management fees of $2,211,000 and $2,057,000, respectively.

                  The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the three- and six-month periods ended June 30, 2001, the Manager earned performance based compensation in the amount of $1,073,000 and $1,997,000, respectively, in accordance with the terms of the Agreement. For the three- and six-month periods ended June 30, 2000, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%.

                  During the three- and six-month periods ended June 30, 2001, the Company's mortgage banking subsidiary, TMHL, reimbursed the Manager $226,000 and $452,000 for expenses, respectively, primarily related to the acquisition of loans, in accordance with the terms of the Agreement. Additionally, the Company reimbursed the Manager and other affiliated companies $36,000 and $44,000, respectively, for the same periods for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services.

                  The Company's subsidiaries, except TMHL, have entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During the quarters ended June 30, 2001 and 2000, the combined amount of rent paid to the Manager was $3,000 and $10,000, respectively. During the six-month periods ended June 30, 2001 and 2000, the combined amount of rent paid to the Manager was $7,000 and $16,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "Plan," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third-party, private-label relationships involved in the origination and servicing of loans. The statements in the "Risk Factors" section of the Company's 2000 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage asset financing. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has two qualified REIT subsidiaries which are involved in financing its mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in the Company's financial statements and federal and state tax returns. The Company also has one wholly-owned taxable REIT subsidiary, Thornburg Mortgage Home Loans, Inc ("TMHL") that conducts the Company's mortgage loan acquisition and mortgage loan origination activities. To facilitate the securitization and financing of loans by TMHL, two special purpose subsidiaries of TMHL have been created: Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMHL and its subsidiaries are consolidated in the Company's financial statements, but they file separate combined federal and state tax returns.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs, fixed-rate mortgage-backed securities that have an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company will not invest more than 40% of its investment assets in Hybrid ARMs, and will limit its interest rate repricing mismatch (the difference between the remaining fixed-rate period of a Hybrid ARM and the maturity of the fixed-rate liability funding a Hybrid ARM) to a duration difference of no more than one year. Hybrid ARMs with fixed-rate periods of greater than five years are further limited to no more than 10% of the Company's investment assets. The Company's Board of Directors increased the limitation on Hybrid ARMs from 35% of investment assets to 40% of investment assets on July 17, 2001.

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

         (2) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization; or

         (3) fixed rate mortgage loans collateralized by first liens on single family residential properties originated for sale to third parties; or

         (4) real estate properties acquired as a result of foreclosing on the Company's ARM loans; or

         (5) as authorized by the Company's Board of Directors, ARM securities rated less than Investment Grade that are created as a result of loan acquisition and securitization efforts may equal an amount up to 17.5% of shareholders equity, measured on a historical cost basis.

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

During the second quarter of 2001, the Company expanded its ability to offer mortgages on-line utilizing a third-party, private label web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through the Company's website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative is assigned the responsibility of completing the loan process on behalf of the borrower.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At June 30, 2001, the Company held total assets of $4.391 billion, $4.299 billion of which consisted of ARM assets, as compared to $4.190 billion and $4.139 billion, respectively, at December 31, 2000. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At June 30, 2001, 94.8% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets currently owned by the Company, 85.6% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (10.7%) or investments in floating rate classes of CBOs (3.7%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at June 30, 2001 and December 31, 2000 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                          June 30, 2001                  December 31, 2000
                                  -----------------------------     ----------------------------
                                   Carrying         Portfolio        Carrying         Portfolio
                                    Value              Mix             Value             Mix
                                  ----------        ----------      ----------        ----------
HIGH QUALITY:
   Freddie Mac/Fannie Mae         $2,137,627              49.7%     $2,187,180              52.9%
   Privately Issued:
     AAA/Aaa Rating                1,541,319 (1)          35.8       1,309,584 (1)          31.6
     AA/Aa Rating                    363,867               8.5         351,499               8.5
                                  ----------        ----------      ----------        ----------
       Total Privately Issued      1,905,186              44.3       1,661,083              40.1
                                  ----------        ----------      ----------        ----------

                                  ----------        ----------      ----------        ----------
       Total High Quality          4,042,813              94.0       3,848,263              93.0
                                  ----------        ----------      ----------        ----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                         29,357               0.7          13,724               0.3
     BBB/Baa Rating                   71,914               1.7          72,114               1.7
     BB/Ba Rating and Other           41,952 (1)           1.0          40,947 (1)           1.0
   Whole loans                       113,248               2.6         164,413               4.0
                                  ----------        ----------      ----------        ----------
       Total Other Investment        256,471               6.0         291,198               7.0
                                  ----------        ----------      ----------        ----------

       Total ARM Portfolio        $4,299,284             100.0%     $4,139,461             100.0%
                                  ==========        ==========      ==========        ==========

---------
(1) The AAA Rating category includes $525.5 million and $615.7 million of whole loans as of June 30, 2001 and December 31, 2000, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.0 million as of June 30, 2001 and December 31, 2000. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of June 30, 2001, the Company had reduced the cost basis of its ARM securities by $1,906,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the first six months of 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $50,000 and recorded a $281,000 provision for estimated credit losses on its loan portfolio.

As of June 30, 2001, the Company's ARM loan portfolio included 18 delinquent loans (60 days or more delinquent) with an aggregate balance of $4.1 million. The ARM loan portfolio also includes one property ("REO") that the Company acquired as the result of foreclosure processes in the amount of $0.6 million. The average original effective loan-to-value ratio on the 19 delinquent loans and REO is approximately 75%. The Company believes that its current level of reserves is adequate to cover estimated losses from these loans and REO properties. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                        June 30, 2001                  December 31, 2000
                                                -----------------------------     ----------------------------
                                                 Carrying         Portfolio        Carrying         Portfolio
                                                  Value              Mix             Value             Mix
                                                ----------        ----------      ----------        ----------
ARM ASSETS:
    INDEX:
       One-month LIBOR                          $  673,251            15.6%     $  651,502            15.7%
       Three-month LIBOR                           159,850             3.7         158,512             3.8
       Six-month LIBOR                             329,321             7.7         430,908            10.4
       Six-month Certificate of Deposit            182,700             4.3         230,934             5.6
       Six-month Constant Maturity Treasury         20,034             0.5          22,330             0.5
       One-year Constant Maturity Treasury       1,348,423            31.3       1,402,764            33.9
       Cost of Funds                               153,719             3.6         164,697             4.0
                                                ----------      ----------      ----------      ----------
                                                 2,867,298            66.7       3,061,647            73.9
                                                ----------      ----------      ----------      ----------

HYBRID ARM ASSETS                                1,230,943            28.6       1,050,199            25.4
ONE-YEAR MATURITY - FIXED RATE                     201,043             4.7          27,615             0.7
                                                ----------      ----------      ----------      ----------
                                                $4,299,284           100.0%     $4,139,461           100.0%
                                                ==========      ==========      ==========      ==========

The ARM portfolio had a current weighted average coupon of 6.84% at June 30, 2001. This consisted of an average coupon of 6.67% on the hybrid portion of the portfolio and an average coupon of 6.90% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 6.06%, based upon the current composition of the portfolio and the applicable indices. The term "fully-indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. As of December 31, 2000, the ARM portfolio had a weighted average coupon of 7.75%. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 7.46%, based upon the composition of the portfolio and the applicable indices at the time. The lower average interest coupon on the ARM portfolio as of June 30, 2001 compared to the end of 2000 is reflective of Federal Reserve Board interest rate decreases that have been occurring since early January 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during the remainder of 2001 and early 2002 to the "fully indexed" rate.

At June 30, 2001, the current yield of the ARM assets portfolio was 5.90%, compared to 7.06% as of December 31, 2000, with an average term to the next repricing date of 400 days as of June 30, 2001, compared to 308 days as of December 31, 2000. The non-hybrid portion of the portfolio had an average term to the next repricing of 82 days and the hybrid portion had an average term to the next repricing of 3.3 years at June 30, 2001. As of June 30, 2001, hybrid ARMs comprised 28.6% of the total ARM portfolio, compared to 25.4% as of the end of 2000. The Company finances its hybrid ARM portfolio with longer term fixed-rate borrowings such that the duration mismatch of the hybrid ARMs and the corresponding borrowings is one year or less. As of June 30, 2001, the duration mismatch was approximately two months. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The decrease in the yield of 1.16% as of June 30, 2001, compared to December 31, 2000, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.91%. The yield also declined as a result of a higher level of net premium amortization, which had the effect of lowering the yield by 0.20% and the impact of non-interest earning principal payments receivables, which also increased during the first six months of 2001, decreasing the portfolio yield by 0.07%, as the average rate of ARM portfolio prepayments during the second quarter of 2001 increased to 28% Constant Prepayment Rate ("CPR") from the 19% CPR during the first quarter of 2001. These unfavorable factors that decreased the ARM portfolio yield were partially offset by the elimination of the 0.02% effect of hedging cost from the Company's interest rate spread computation. With the adoption of FAS 133, the Company carries all hedging instruments at their fair value and records hedging income and expense in net income as a separate item identified at "Hedging expense".

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of June 30, 2001. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans the Company has securitized for its own portfolio for which the Company retained credit loss exposure. The combined amount of the loans included in this information is $1.242 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                              Average       High         Low
                             --------    ----------     -----
Unpaid principal balance     $299,361    $5,144,938     $910
Coupon rate on loans             7.20%        10.13%    4.88%
Pass-through rate                6.85%         9.61%    4.63%
Pass-through margin              1.94%         3.48%    0.61%
Lifetime cap                    12.79%        16.75%    9.75%
Original Term (months)            355           480       72
Remaining Term (months)           323           438       40

     Geographic Distribution (Top 5 States):        Property type:
         California                   28.57%            Single-family            65.28%
         Florida                       9.23             DeMinimus PUD            21.73
         Georgia                       7.41             Condominium               8.67
         New York                      5.86             Other                     4.32
         Colorado                      5.32

     Occupancy status:                              Loan purpose:
         Owner occupied               84.92%            Purchase                 58.49%
         Second home                  11.51             Cash out refinance       25.08
         Investor                      3.57             Rate & term refinance    16.43

     Documentation type:                            Periodic Cap:
         Full/Alternative             89.29%            None                     44.36%
         Other                        10.71             2.00%                    54.40
                                                        1.00%                     0.36
     Average effective original                         0.50%                     0.88
         loan-to-value:               68.00%

As of June 30, 2001, the Company serviced $226.3 million of its loans and had 471 customer relationships. All of the loans serviced are held by the Company in its portfolio in the form of securitized loans or loans held for securitization for the Company's portfolio. The Company has not retained and capitalized any servicing rights on loans sold.

During the quarter ended June 30, 2001, the Company purchased $416.0 million of ARM securities, 99.4% of which were High Quality assets and $181.8 million of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets acquired during the three months ended June 30, 2001, approximately 54% were Hybrid ARMs, 33% were fixed-rate, short-term securities, 12% were indexed to LIBOR and 1% were indexed to

U.S. Treasury bill rates. The following table compares the Company's ARM asset acquisition and origination activity for the consecutive quarters ended June 30, 2001 and March 31, 2001 (dollar amounts in thousands):

                                        For the quarters ended:
                                    ------------------------------
                                    June 30, 2001   March 31, 2001
                                    -------------   --------------
ARM SECURITIES:
   Freddie Mac/Fannie Mae              $256,973        $186,834
   High Quality, privately issued       156,702         174,398
   Other Investment ARM securities        2,372          12,773
                                       --------        --------
                                        416,047         374,005
                                       --------        --------

LOANS:
     Bulk acquisitions                  102,684          38,688
     Correspondent purchases             58,557          27,908
     Direct retail originations          20,602           2,514
                                       --------        --------
                                        181,843          69,110
                                       --------        --------

       Total production                $597,890        $443,115
                                       ========        ========

Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company has emphasized the acquisition of ARM and Hybrid ARM assets, high quality floating-rate collateralized mortgages and short-term fixed-rate securities. In doing so, the average premium/(discount) paid for ARM assets acquired in the first six months of 2001 and for the years 2000, 1999 and 1998 was (0.30 ), (0.42%), 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 1.29% as of June 30, 2001, compared to 1.64% as of December 31, 2000 and down from 2.83% as of the end of 1997.

During the three-month and six-month periods ended June 30, 2001, the Company securitized $272.2 million and $285.6 million loans, respectively, and retained all of the securities for its own portfolio. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, and thereby improving the Company's access to mortgage finance markets. In doing so, the Company retains all of the economic interest and risk of the loans that it acquires and originates, although they are in the form of securities. Of the securities created during the first six months of 2001, 97.4% were High Quality securities and 2.6% were subordinate securities that provide credit support to the High Quality securities.

As of June 30, 2001, the Company had commitments to purchase $352.0 million of ARM securities, $76.2 million ARM loans from bulk channels and $153.7 million ARM loans through retail channels.

During the three-month period ended June 30, 2001, the Company sold $108.1 million of ARM securities, of which $6.8 million will settle in the third quarter, and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during the second quarter for a gain of $3,000. The Company did not sell any assets during the first quarter of 2001.

For the quarter ended June 30, 2001, the Company's mortgage assets paid down at an approximate average annualized CPR of 28% compared to 16% for the quarter ended June 30, 2000 and 19% for the quarter ended March 31, 2001. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale increased by 0.75% from a negative adjustment of 2.28% of the portfolio as of December 31, 2000, to a negative adjustment of 1.53% as of

June 30, 2001. This price increase was primarily due to the effect of declining short-term interest rates and a steepening of the yield curve (short-term interest rates declining relative to long-term interest rates). The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased from $78.4 million as of December 31, 2000, to $56.8 million as of June 30, 2001. As of June 30, 2001, all of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has designated its Cap Agreements as fair value hedges that are intended to hedge the fair value of the lifetime interest rate cap component of its ARM assets. The fair value of Cap Agreements tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At June 30, 2001, the fair value of the Company's Cap Agreements was $0.6 million compared to a fair value of $1.3 million as of December 31, 2000. During the quarter ended June 30, 2001, the change in the fair value of some of the Cap Agreements compared to the change in the fair value of the hedged asset, the lifetime interest rate cap component of the Company's ARM assets, did not meet the effectiveness requirements of FAS 133. Therefore, the change in fair value of those Cap Agreements, $0.5 million, was recorded as a hedging expense with no offsetting change recorded for the change in fair value of the hedged asset. For the Cap Agreements that did meet the FAS 133 effectiveness test, their change in fair value was recorded as hedging expense along with an offsetting amount for the change in fair value of the hedged asset. At June 30, 2001, the Cap Agreements had a remaining notional balance of $2.486 billion with an average final maturity of 1.9 years, compared to a remaining notional balance of $2.624 billion with an average final maturity of 2.3 years at December 31, 2000. The Company also owns these Cap Agreements in order to mitigate exposure to changing interest rates. They tend to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 5.75% to 12.50% and average approximately 9.94%.

The following table presents information about the Company's Cap Agreement portfolio that is designated as a fair value hedge of the value of the lifetime interest rate cap component of the Company's ARM assets as of June 30, 2001:

               CAP AGREEMENTS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

 Hedged           Weighted                                        Weighted
ARM Assets        Average     Cap Agreement                    Average Remaining
Balance (1)       Life Cap   Notional Balance   Strike Price        Term
----------        --------   ----------------   ------------   -----------------
$  122,249           8.23%     $  116,979           6.20%         2.1 Years
   197,899           8.35         200,000           7.50          2.5
   445,638           9.60         445,864           8.00          1.2
    26,791          10.43          25,000           9.00          1.5
    53,756          10.09          57,761           9.50          1.3
   343,301          10.91         344,392          10.00          1.2
   166,215          11.54         166,212          10.50          1.1
   470,325          11.48         470,000          11.00          2.2
   280,188          12.72         280,000          11.50          3.1
   350,027          13.48         350,000          12.00          2.2
    86,133          15.74          29,893          12.50          0.5
----------          -----      ----------          -----          ----------
$2,542,522          11.18%     $2,486,101           9.94%         1.9 Years
==========          =====      ==========          =====          ==========


---------
(1) Excludes ARM assets that do not have life caps or are hybrids that are match funded during their fixed rate period, in accordance with the Company's investment policy.

The Company enters into interest rate Swap Agreements in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than does the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate based on an index, generally LIBOR, offsetting a portion of its variable cost of short-term borrowings, which have an interest rate that correlates highly with LIBOR. The Company receives a variable interest payment based on one-month LIBOR on all of the Swap Agreements currently outstanding. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining duration of a Hybrid ARM and the maturity of the borrowing funding a Hybrid ARM) to a mismatched duration of approximately one year or less. As of June 30, 2001, the mismatch duration was approximately two months.

As of June 30, 2001, the Company was a counterparty to thirty-five Swap Agreements having an aggregate notional balance of $1.658 billion. As of June 30, 2001, $1.158 billion of these Swap Agreements hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.9 years. The remaining Swap Agreements extended the weighted average term of the Company's borrowings and mature in July 2001. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 24 days to 329 days. The average remaining fixed rate term of the Company's Hybrid ARM assets as of June 30, 2001 was 3.3 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements. In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, as of June 30, 2001, are being carried on the balance sheet at their negative fair value of $17.6 million. As of June 30, 2001, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $10.9 million. Since the Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, the Company has calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

For the quarter ended June 30, 2001, the Company's net income was $11,639,000, or $0.46 per share (Basic and Diluted EPS), based on a weighted average of 21,791,000 shares outstanding. That compares to $6,967,000, or $0.25 per share (Basic and Diluted EPS) for the quarter ended June 30, 2000, based on a weighted average of 21,490,000 shares outstanding. Net interest income for the quarter totaled $15,714,000, compared to $8,752,000 for the same period in 2000. Net interest income is comprised of interest income earned on portfolio assets less interest expense from borrowings. During the three months ended June 30, 2001 and 2000, the Company recorded $2,000 and $49,000, respectively, of net gain from the sale of ARM assets. During the second quarter of 2001, the Company recorded hedging expense of $466,000. In prior periods before the adoption of FAS 133, the Company reported hedging expense as a component of net interest income. Additionally, during the second quarter of 2001, the Company reduced its earnings and the carrying value of its ARM assets by reserving $153,000 for estimated credit losses, compared to $381,000 during the second quarter of 2000. During the second quarter of 2001, the Company incurred operating expenses of $3,458,000, consisting of a base management fee of $1,116,000, a performance based fee of $1,073,000 and other operating expenses of $1,269,000. During the same period of 2000, the Company incurred operating expenses of $1,453,000, consisting of a base management fee of $1,033,000 and other operating expenses of $420,000.

The Company's return on average common equity was 11.73% for the quarter ended June 30, 2001 compared to 6.50% for the quarter ended June 30, 2000 and compared to 11.24% for the prior quarter ended March 31, 2001. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income improved due to lower cost of funds of the Company's borrowings and because the yield on the Company's ARM portfolio is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices below par.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:


                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                 ROE in
                                                                                                                Excess of
                   Net                 Provision  Gain (Loss)  G & A                           Net     10-Year   10-Year
   For the      Interest   Hedging        For       on ARM    Expense   Perform.  Preferred  Income/  US Treas   US Treas
   Quarter       Income/   Expense/     Losses/     Sales/      (2)/      Fee/    Dividend/  Equity    Average   Average
    Ended        Equity     Equity      Equity      Equity     Equity    Equity     Equity    (ROE)     Yield     Yield
------------    --------   --------    ---------  ----------- -------   --------  ---------  -------  --------  ----------
Mar 31, 1999      8.07%                   0.84%       --       1.58%       --        2.05%    3.60%      4.98%     -1.38%
Jun 30, 1999     11.17%                   0.85%       0.04%    1.70%       --        2.05%    6.60%      5.54%      1.06%
Sep 30, 1999     11.48%                   0.94%       0.02%    1.76%       --        2.05%    6.75%      5.88%      0.87%
Dec 31, 1999     11.09%                   0.89%       --       1.86%       --        2.05%    6.29%      6.14%      0.15%
Mar 31, 2000     11.47%                   0.41%       --       1.81%       --        2.06%    7.20%      6.47%      0.73%
Jun 30, 2000     10.74%                   0.47%       0.06%    1.78%       --        2.05%    6.50%      6.18%      0.32%
Sep 30, 2000     11.01%                   0.33%       --       2.07%       --        2.05%    6.56%      5.89%      0.67%
Dec 31, 2000     11.77%                   0.21%       0.29%    2.37%     0.06%       2.05%    7.37%      5.57%      1.80%
Mar 31, 2001     17.40%     0.18%(3)      0.22%       --       2.59%     1.12%       2.03%   11.24%      5.04%      6.21%
Jun 30, 2001     18.50%     0.55%(3)      0.18%       --       2.81%     1.26%       1.97%   11.73%      5.28%      6.45%

---------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)      Excludes performance fees.

(3)      Reflects implementation of FAS 133.

The increase in the Company's return on common equity in the second quarter of 2001, compared to the second quarter of 2000, is due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities and a decrease in the Company's provision for losses. These positive impacts on the Company's return on equity were partially offset by the performance based fee and an increase in hedging expense and other expenses.

The following table presents the components of the Company's net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                      For the quarters ended June 30,
                                      -------------------------------
                                            2001          2000
                                         --------      --------
Coupon interest income on ARM assets     $ 72,697      $ 76,771
Amortization of net premium                (5,393)       (3,658)
Amortization of Cap Agreements                 --          (633)
Amort. of deferred gain from hedging           --           293
Cash and cash equivalents                     375         3,796
                                         --------      --------
    Interest income                        67,679        73,152
                                         --------      --------

Reverse repurchase agreements              38,644        51,502
AAA notes payable                           7,192        13,687
Other borrowings                            2,106           351
Interest rate swaps                         4,023        (1,140)
                                         --------      --------
    Interest expense                       51,965        64,400
                                         --------      --------

Net interest income                      $ 15,714      $  8,752
                                         ========      ========

As presented in the table above, the Company's net interest income increased by $7.0 million in the second quarter of 2001 compared to the second quarter of 2000. The most significant change was the decline in interest expense of $12.4 million. The following two tables explain the increase in terms of volume and rate variances.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                       For the quarters ended June 30,
                                             -------------------------------------------------------------------------------
                                                             2001                                     2000
                                             -------------------------------------     -------------------------------------
                                                                         Interest                                  Interest
                                               Average     Effective      Income/        Average     Effective      Income/
                                               Balance       Rate         Expense        Balance       Rate         Expense
                                             ----------   ----------    ----------     ----------   ----------    ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets            $4,362,918         6.17%   $   67,304     $4,322,706         6.73%   $   72,773
  Cash and cash equivalents                      31,461         4.77           375         21,921         6.92           379
                                             ----------   ----------    ----------     ----------   ----------    ----------
                                              4,394,380         6.15        67,679      4,344,627         6.73        73,152
                                             ----------   ----------    ----------     ----------   ----------    ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements               3,305,686         5.16        42,667      3,176,376         6.34        50,362
  Collateralized notes payable                  547,165         5.26         7,192        778,131         7.04        13,687
  Other borrowings                              154,542         5.45         2,106         10,976        12.78           351
                                             ----------   ----------    ----------     ----------   ----------    ----------
                                              4,007,393         5.19        51,965      3,965,483         6.50        64,400
                                             ----------   ----------    ----------     ----------   ----------    ----------

Net Interest Earning Assets and Spread       $  386,987         0.96%   $   15,714     $  379,144         0.23%   $    8,752
                                             ==========   ==========    ==========     ==========   ==========    ==========
Yield on Net Interest Earning Assets (1)                        1.43%                                     0.81%
                                                          ==========                                ==========

--------
(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                              Three Months Ended June 30,
                                                    2001 versus 2000
                                           ---------------------------------
                                            Rate        Volume       Total
                                           -------      -------     --------
Interest Income:
   ARM assets                             $ (6,089)     $   620     $ (5,469)
   Cash and cash equivalents                  (118)         114           (4)
                                          --------      -------     --------
                                            (6,207)         734       (5,473)
                                          --------      -------     --------
Interest Expense:
   Reverse repurchase agreements            (9,364)       1,669       (7,695)
   Collateralized notes payable             (3,460)      (3,035)      (6,495)
   Other borrowings                           (201)       1,956        1,755
                                          --------      -------     --------
                                           (13,025)         590      (12,435)
                                          --------      -------     --------
Net interest income                       $  6,818      $   144     $  6,962
                                          ========      =======     ========


As a result of the yield on the Company's interest-earning assets decreasing to 6.15% during the second quarter of 2001 from 6.73% during the same period of 2000 and the Company's cost of funds decreasing to 5.19% from 6.50% during the same time periods, net interest income increased by $6,962,000. This increase in net interest income is primarily a favorable rate variance, combined with a less significant favorable volume variance. The favorable rate variance of $6,818,000 was primarily due to a favorable rate variance of $13,025,000 on borrowings, which was partially offset by an unfavorable rate variance of $6,207,000 on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during the second quarter of 2001 compared to the same period in 2000 increased net interest income in the amount of $144,000. The average balance of the Company's interest-earning assets was $4.394 billion during the second quarter of 2001, compared to $4.345 billion during the same period of 2000 -- an increase of 1%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)


                                                                                                                     Yield on
                   Average      Wgt Avg                                Yield on                                        Net
 As of the        Interest       Fully       Weighted                  Interest                        Net          Interest
  Quarter         Earning       Indexed       Average      Yield       Earning      Cost of         Interest        Earning
   Ended          Assets         Coupon       Coupon      Adj (2)      Assets        Funds           Spread          Assets
------------     --------       -------      --------     -------     --------      -------         --------       ----------
Mar 31, 1999     $4,196.4        6.85%        7.03%        1.31%        5.71%        5.36%            0.35%          0.63%
Jun 30, 1999     $4,405.3        7.10%        6.85%        1.11%        5.74%        5.40%            0.34%          0.82%
Sep 30, 1999     $4,552.1        7.20%        6.85%        0.76%        6.09%        5.74%            0.35%          0.82%
Dec 31, 1999     $4,449.0        7.51%        7.08%        0.70%        6.38%        6.47%(3)        -0.09%(3)       0.81%
Mar 31, 2000     $4,471.0        7.77%        7.26%        0.68%        6.58%        6.32%            0.26%          0.83%
Jun 30, 2000     $4,344.6        7.87%        7.48%        0.59%        6.89%        6.75%            0.14%          0.81%
Sep 30, 2000     $4,066.1        7.84%        7.68%        0.68%        7.00%        6.72%            0.28%          0.88%
Dec 31, 2000     $4,131.4        7.46%        7.75%        0.69%        7.06%        6.75%(3)         0.31%(3)       0.93%
Mar 31, 2001     $4,260.2        6.64%        7.47%        0.79%        6.68%        5.48%            1.20%          1.34%
Jun 30, 2001     $4,394.4        6.06%        6.84%        0.97%        5.87%        4.75%            1.12%          1.43%


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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                       Amort of
                              Impact of              Deferred Gain
  As of the       Premium/    Principal    Hedging       From          Total
   Quarter        Discount    Payments     Activity/   Hedging         Yield
    Ended          Amort     Receivable     Other      Activity      Adjustment
------------      --------   ----------    --------- -------------   ----------
Mar 31, 1999       1.09%        0.10%       0.15%      (0.03)%         1.31%
Jun 30, 1999       0.87%        0.13%       0.13%      (0.02)%         1.11%
Sep 30, 1999       0.51%        0.13%       0.13%      (0.01)%         0.76%
Dec 31, 1999       0.51%        0.09%       0.11%      (0.01)%         0.70%
Mar 31, 2000       0.57%        0.07%       0.07%      (0.03)%         0.68%
Jun 30, 2000       0.46%        0.10%       0.06%      (0.03)%         0.59%
Sep 30, 2000       0.56%        0.10%       0.05%      (0.03)%         0.68%
Dec 31, 2000       0.54%        0.13%       0.05%      (0.03)%         0.69%
Mar 31, 2001       0.61%        0.14%       0.04%         -- %         0.79%
Jun 30, 2001       0.74%        0.20%       0.03%         -- %         0.97%

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During 1998, 1999 and 2000, the Company reduced its exposure to ARM assets indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Current acquisitions of U.S. Treasury indexed ARM assets are purchased at a price that the Company believes will result in a yield that will compensate the Company for the spread relationship between U.S. Treasury rates and LIBOR. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the proportion of its ARM portfolio that is indexed to U.S. Treasury rates to 31.8% at June 30, 2001 from 49.0% as of the end of 1997. The data is as follows:

    ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                                 Average Spread
                                                                 Between 1 Year     Percent of ARM
                                                                 U.S. Treasury        Portfolio
                           Average 1 Year    Average 1 and 3    Rates and 1 & 3     Indexed to 1
                            U.S. Treasury      Month LIBOR        Month LIBOR         Year U.S.
  For the Year Ended        Rates During      Rates During       Rates During      Treasury Rates
     December 31,              Period            Period             Period         at End of Period
  ------------------       --------------    ---------------    ---------------    ----------------
1993                          3.43%               3.25%              0.18%               20.9%
1994                          5.32%               4.61%              0.71%               15.5%
1995                          5.94%               6.01%             -0.07%               19.3%
1996                          5.52%               5.48%              0.04%               45.4%
1997                          5.63%               5.69%             -0.06%               49.0%
1998                          5.05%               5.57%             -0.52%               34.7%
1999                          5.08%               5.33%             -0.25%               31.4%
2000                          6.11%               6.47%             -0.36%               33.9%

For the Quarter Ended
Mar 31, 1999                  4.67%               4.98%             -0.31%               34.8%
Jun 30, 1999                  4.88%               5.02%             -0.14%               32.5%
Sep 30, 1999                  5.16%               5.36%             -0.20%               30.5%
Dec 31, 1999                  5.62%               5.96%             -0.34%               31.4%
Mar 31, 2000                  6.19%               6.02%              0.17%               31.7%
Jun 30, 2000                  6.22%               6.55%             -0.33%               29.8%
Sep 30, 2000                  6.13%               6.66%             -0.53%               30.5%
Dec 31, 2000                  5.91%               6.67%             -0.77%               34.4%
Mar 31, 2001                  4.59%               5.42%             -0.83%               35.5%
Jun 30, 2001                  3.77%               4.22%             -0.45%               31.8%

The Company recorded hedging expense during the second quarter of 2001 of $466,000. This expense was calculated based on the requirements of FAS 133, adopted by the Company as of January 1, 2001. At March 31, 2001, the fair value of the Company's Cap Agreements was $0.6 million compared to a fair value of $0.5 million as of March 31, 2001, an increase in fair value of $0.1 million. However, in accordance with FAS 133, the change in the fair value of the Cap Agreements was compared to the change in the fair value of the lifetime interest rate cap component of the Company's ARM assets, the hedged assets, and for several of the Cap Agreements the Company determined that the hedge was ineffective during the second quarter of 2001. As a result, the Company recorded the change in fair value of those Cap Agreements, a decline of $466,000, as hedging expense. The other Cap Agreements were determined to be effective. The change in fair value of the effective Cap Agreements was recorded in earnings along with an offsetting amount for the change in fair value of the hedged assets.

The Company's provision for estimated credit losses decreased to $153,000 for the quarter ended June 30, 2001 compared to $381,000 for same quarter in 2000, in part, because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure during the third quarter of 2000. During the Company's third quarter 2000 review of the level of its loan loss reserves and after considering its identifiable loss exposure to currently delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its loan loss reserves had reached a level that it was appropriate to reduce the rate at which the Company is recording provisions. Since the commencement of acquiring whole loans in 1997, the Company has only experienced a loss on one loan, in the amount of $59,000, which was fully reserved and occurred in 2000. The

Company will continue to review economic conditions and the quality of its loan portfolio and periodically adjust the rate at which it provides for losses. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third-party credit enhancement agreements. As of June 30, 2001, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 29.0% of the Company's portfolio of ARM assets or $1.242 billion.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                                    For the quarters ended June 30,
                                                    -------------------------------
                                                           2001           2000
                                                         --------      --------
Net income                                               $ 11,639      $  6,967
   Additions:
     Provision for credit losses                              153           381
     Net compensation related items                          (121)           97
     Hedging Expense                                          466            --
   Deductions:
     Dividend on Series A Preferred Shares                 (1,670)       (1,670)
     Actual credit losses (recoveries) on ARM assets          (26)         (335)
     Non-REIT subsidiary taxable income                       (53)           --
     Capital loss carryover from 1998                          --           (49)
     Amortization of hedges                                  (383)           --
                                                         --------      --------
Taxable net income                                       $ 10,005      $  5,391
                                                         ========      ========
Taxable income per share                                 $   0.46      $   0.25
                                                         ========      ========

For the quarter ended June 30, 2001, the Company's ratio of operating expenses to average assets was 0.31% compared to 0.13% for the same period in 2000 and 0.29% for the prior quarter ended March 31, 2001. The most significant single increase to the Company's expenses was the performance based fee, $1,073,000, that the Manager earned during the second quarter of 2001 as a result of the Company achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. The Company's return on equity prior to the effect of the performance based fee was 13.0% whereas the threshold, the average 10-year treasury rate plus 1%, was 6.28%. The Manager did not earn a performance based fee during the second quarter of 2000. The Company's other expenses increased by approximately $849,000 from the second quarter of 2000 to the second quarter of 2001, primarily due the operations of the Company's taxable mortgage banking subsidiary, expenses associated with the Company's issuance of DERs and PSRs and due to other corporate matters. The operations of TMHL accounted for $549,000 of this increase. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions.

The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.15% of the first $300 million of Average Shareholders' Equity, plus 0.85% of Average Shareholders' Equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:


                       ANNUALIZED OPERATING EXPENSE RATIOS

                 Management Fee &                           Total
   For the       Other Expenses/   Performance Fee/     G & A Expense/
Quarter Ended    Average Assets     Average Assets      Average Assets
-------------    ----------------  ----------------     --------------
Mar 31, 1999          0.12%               --                  0.12%
Jun 30, 1999          0.12%               --                  0.12%
Sep 30, 1999          0.13%               --                  0.13%
Dec 31, 1999          0.13%               --                  0.13%
Mar 31, 2000          0.13%               --                  0.13%
Jun 30, 2000          0.13%               --                  0.13%
Sep 30, 2000          0.16%               --                  0.16%
Dec 31, 2000          0.18%               --                  0.18%
Mar 31, 2001          0.20%             0.09%                 0.29%
Jun 30, 2001          0.21%             0.10%                 0.31%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2001, the Company's net income was $22,366,000, or $0.88 per share (Basic and Diluted EPS), based on a weighted average of 21,741,000 shares outstanding. That compares to $14,480,000, or $0.52 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding for the six months ended June 30, 2000. Net interest income for this most recent six month period totaled $30,038,000, compared to $18,069,000 for the same period in 2000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first six months of 2001, the Company recorded a gain on the sale of ARM securities of $2,000 as compared to a gain of $49,000 during the same period of 2000. Additionally, during the first half of 2001, the Company reduced its earnings and the carrying value of its ARM assets by reserving $331,000 for potential credit losses, compared to $713,000 during the first half of 2000. During the six months ended June 30, 2001, the Company incurred operating expenses of $6,524,000, consisting of a base management fee of $2,211,000, a performance based fee of $1,997,000 and other operating expenses of $2,316,000. During the same period of 2000, the Company incurred operating expenses of $2,925,000, consisting of a base management fee of $2,057,000 and other operating expenses of $868,000.

The Company's return on average common equity was 11.37% for the six months ended June 30, 2001 compared to 6.9% for the six months ended June 30, 2000. The primary reasons for the higher return on average common equity is a higher interest rate spread, as discussed below, and the lower level of provisions for credit losses. These favorable changes were partially offset by increased operating expenses, primarily related to the Company's taxable mortgage banking subsidiary.

The following table presents the components of the Company's net interest income for the six month periods ended June 30, 2001 and 2000:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                  2001           2000
                                               ---------      ---------
Coupon interest income on ARM assets           $ 150,251      $ 154,386
Amortization of net premium                      (10,019)        (8,341)
Amortization of Cap Agreements                        --         (1,471)
Amortization of deferred gain from hedging            --            597
Cash and cash equivalents                            672            620
                                               ---------      ---------
     Interest income                             140,904        145,791
                                               ---------      ---------

Reverse repurchase agreements                     84,797        100,370
AAA notes payable                                 16,852         28,347
Other borrowings                                   4,903            635
Interest rate swaps                                4,314         (1,630)
                                               ---------      ---------
     Interest expense                            110,866        127,722
                                               ---------      ---------

Net interest income                            $  30,038      $  18,069
                                               =========      =========


As presented in the table above, the Company's net interest income increased by $12.0 million in the first half of 2001 compared to the same six months of 2000. In general, this is the result of the Company's cost of funds decreasing by more than the decrease in the Company's interest income. The Company's interest income was $4.9 million lower, primarily due to lower interest rates and a higher level of net premium amortization, in part due to higher prepayment activity of the Company's ARM portfolio during the first half of 2001 as compared to the same period in 2000. The rate of prepayments averaged approximately 24% during the first six months of 2001 compared to approximately 16% during the same period of 2000. The Company's interest expense decreased by $16.9 million, primarily due to lower interest rates. During the first six months of 2001, the Federal Reserve Bank has lowered short-term interest rates by 2.75% and, as a result, the Company's cost of funds has decreased from 6.75% as of June 30, 2000 to 4.75% as of June 30, 2001. The interest rates on the Company's ARM assets are also declining as a result of these lower short-term interest rates, but the changes to the interest rates on the Company's ARM assets generally takes place over an approximate twelve month period of time. As a result, during the first six months of 2001, the Company has benefited from higher net interest income resulting from the effect of lower short-term interest rates. The Company expects this benefit to continue during the third quarter of 2001 and to then continue at a decreased level during the fourth quarter of 2001 and potentially into early 2002.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                               For the six month periods ended June 30,
                                             ----------------------------------------------------------------------------
                                                           2001                                       2000
                                             -----------------------------------     ------------------------------------
                                                                       Interest                                 Interest
                                              Average    Effective     Income/        Average     Effective     Income/
                                              Balance       Rate       Expense         Balance       Rate       Expense
                                             ----------  ---------    ----------     ----------   ---------    ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets            $4,300,791     6.52%     $  140,231     $4,389,000      6.62%     $  145,172
  Cash and cash equivalents                      26,517     5.08             673         18,810      6.59             620
                                             ----------     ----      ----------     ----------     -----      ----------
                                              4,327,308     6.51         140,904      4,407,810      6.62         145,791
                                             ----------     ----      ----------     ----------     -----      ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements               3,210,097     5.55          89,111      3,190,596      6.19          98,740
  Collateralized notes payable                  569,609     5.92          16,852        827,394      6.85          28,347
  Other borrowings                              164,960     5.94           4,903         11,366     11.18             635
                                             ----------     ----      ----------     ----------     -----      ----------
                                              3,944,666     5.62         110,866      4,029,356      6.34         127,722
                                             ----------     ----      ----------     ----------     -----      ----------

Net Interest Earning Assets and Spread       $  382,642     0.89%     $   30,038     $  378,454      0.28%     $   18,069
                                             ==========     ====      ==========     ==========     =====      ==========
Yield on Net Interest Earning Assets (1)                    1.39%                                    0.82%
                                                            ====                                    =====

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                          Six Months Ended June 30,
                                              2001 versus 2000
                                     ------------------------------------
                                       Rate         Volume        Total
                                     --------      --------      --------
Interest Income:
   ARM assets                        $ (2,064)     $ (2,876)     $ (4,940)
   Cash and cash equivalents             (142)          195            53
                                     --------      --------      --------
                                       (2,206)       (2,681)       (4,887)
                                     --------      --------      --------
Interest Expense:
   Reverse repurchase agreements      (10,170)          541        (9,628)
   Collateralized notes payable        (3,868)       (7,627)      (11,495)
   Other borrowings                      (297)        4,565         4,267
                                     --------      --------      --------
                                      (14,335)       (2,521)      (16,856)
                                     --------      --------      --------

Net interest income                  $ 12,129      $   (160)     $ 11,969
                                     ========      ========      ========

Net interest income increased by $11,969,000, primarily as a result of the Company's cost of funds decreasing to 5.62% during the first half of 2001 from 6.34% during the first half of 2000, partially offset by a decrease of the yield on the Company's interest-earning assets which decreased to 6.51% from 6.62% for the same respective time periods. This increase in net interest income is the net result of a favorable rate variance, partially offset by an unfavorable volume variance. There was a net favorable rate variance of $12,129,000, which consisted of a favorable variance of $14,335,000 resulting from the decrease in the Company's cost of funds and an unfavorable variance of $2,206,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets. The decreased average size of the Company's portfolio during the first half of 2001 compared to the same period of 2000 resulted in lower net interest income in the amount of $160,000. The average balance of the Company's interest-earning assets was $4.327 billion during the first half of 2001 compared to $4.408 billion during the first half of 2000 -- a decrease of 1.8%.

During the first half of 2001, the Company realized a net gain from the sale of ARM securities and fixed-rate loans in the amount of $2,000 as compared to $49,000 during the first half of 2000. The sale of ARM securities during the first six months of 2001 resulted in a net loss of $1,000 and the sale of fixed-rate loans by the Company's taxable mortgage banking subsidiary resulted in a gain of $3,000. The gain from the sale of ARM assets during 2000 was a result of the Company's re-securitization of Other Investment ARM securities and the subsequent sale of AAA and AA rated securities resulting from this re-securitization. As a result of this transaction, the Company improved its liquidity, the credit quality of its ARM portfolio and recorded a small gain.

The Company recorded an expense for estimated credit losses in the amount of $331,000 during the six months ended June 30, 2001, compared to $713,000 during the same period of 2000, primarily because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure during the third quarter of 2000 after doing a review of the historical loss experience of the Company's whole loans and after reviewing the expected losses related to delinquent whole loans.

For the six months ended June 30, 2001, the Company's ratio of operating expenses to average assets was 0.30% as compared to 0.13% for the same period of 2000. During the fist six months of 2001, the Manager earned a performance based fee of $1,997,000 or 0.09% of average assets. The Manager did not earn a performance based fee during the same six months of 2000. The Company's other expenses increased by approximately $1,448,000 for the six months ended June 30, 2001 compared to the same six-month period in 2000, primarily due the operations of the Company's taxable mortgage banking subsidiary, expenses associated with the Company's issuance of DERs and PSRs and due to other corporate matters. The operations of TMHL accounted for $993,000 of this increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended June 30, 2001 consisted of reverse repurchase agreements, which totaled $3.407 billion, collateralized notes payable, which had a balance of $516.1 million and whole loan financing facilities, which had a balance of $101.6 million. The Company's other significant sources of funds for the quarter ended June 30, 2001 consisted primarily of payments of principal and interest from its ARM assets in the amount of $566.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at June 30, 2001, had a weighted average effective cost of 4.17%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.3 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in February 2002 and March 2002. As of June 30, 2001, $818.0 million of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six to thirteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with twenty-six different financial institutions and on June 30, 2001, had borrowed funds with twelve of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the

Rating Agencies (approximately 3.4%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended June 30, 2001. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of June 30, 2001, the Company had $516.1 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of June 30, 2001, the Company had entered into two whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively effected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $150 million. This facility matures in February 2002. The Company has a second committed whole loan financing facility that also has a borrowing capacity of $150 million. This second committed facility matures in March 2002. As of June 30, 2001, the Company had $101.6 million borrowed against these whole loan financing facilities at an effective cost of 4.40%.

In December 1996, the Company's Registration Statement on Form S-3, registering the sale of up to $200 million of additional equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights. As of June 30, 2001, the Company had $109 million of its securities registered for future sale under this Registration Statement.

In July 2001, the Company's Registration Statement on Form S-3, registering the sale of up to an additional $300 million of equity securities, was declared effective by the Securities and Exchange Commission. This registration statement includes the possible issuances of common stock, preferred stock, warrants or shareholder rights.

In August 2001, the Company issued 5,500,000 shares of common stock at a price of $16.00 per share pursuant to its Registration Statement on Form S-3 declared effective on July 6, 2001. Net proceeds from this issuance were approximately $82.6 million. In addition, the Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 825,000 additional shares of common stock to cover over-allotments.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the quarter ended June 30, 2001, the Company issued 34,734 shares of common stock under the DRP and received net proceeds of $0.5 million.

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

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by homeowners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally increase their investment in U.S. Treasury instruments because they are considered to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can improve or decrease depending on the relationship between the various indices that the Company's ARM assets are indexed to, compared to changes in the Company's cost of funds.

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

OTHER MATTERS

As of June 30, 2001, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 98.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.2% of its 2001 revenue for the first six months of 2001 qualifies for the 75% source of income test and 100% of its revenue qualifies for the 90% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

                  At June 30, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities

                  Not applicable

Item 3.  Defaults Upon Senior Securities

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 26, 2001.

         (c) The following matters were voted upon and approved at the Annual Meeting:

                  (1)      Election of Directors

                                Votes
                       -----------------------
    Nominee               For         Withheld
------------------     ----------     --------
David A. Ater          19,990,337     137,067
Larry A. Goldstone     20,002,614     124,790
Ike Kalangis           20,004,319     123,085

Item 5.  Other Information

         On July 17, 2001, the Board of Directors approved an amendment to the Company's 1992 Stock Option and Incentive Plan (the "Plan") to include restricted stock grants as an additional form of incentive award under the Plan. A copy of the amendment to the Plan is being filed herewith as Exhibit 10.3.3.


Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  See "Exhibit Index"

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


                                       THORNBURG MORTGAGE, INC.


Dated: August 14, 2001                 By: /s/ Larry A. Goldstone
                                           -------------------------------------
                                           Larry A. Goldstone
                                           President and Chief Operating Officer
                                           (authorized officer of registrant)


Dated: August 14, 2001                 By: /s/ Richard P. Story
                                           -------------------------------------
                                           Richard P. Story,
                                           Chief Financial Officer and Treasurer
                                           (principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   10.3.3         Amendment dated July 17, 2001 to the amended and restated 1992
                  Stock Option and Incentive Plan