Form 10-Q
period 2001-09-30
THORNBURG MORTGAGE INC
filed 2001-11-13
CIK 892535

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

COMMISSION FILE NUMBER: 001-11914


                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                                 85-0404134
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                Identification Number)

           119 E. MARCY STREET
          SANTA FE, NEW MEXICO                               87501
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

Common Stock ($.01 par value)                  28,404,975 as of November 9, 2001

================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX



                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.............    3

                      Consolidated Statements of Operations for the three and nine months ended
                       September 30, 2001 and September 30, 2000..........................................    4

                      Consolidated Statement of Shareholders' Equity for the nine months
                       ended September 30, 2001 and September 30, 2000....................................    5

                      Consolidated Statements of Cash Flows for the three and nine months ended
                       September 30, 2001 and September 30, 2000..........................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..............................................................   21

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   41

     Item 2.      Changes in Securities ..................................................................   41

     Item 3.      Defaults Upon Senior Securities ........................................................   41

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   41

     Item 5.      Other Information.......................................................................   41

     Item 6.      Exhibits and Reports on Form 8-K........................................................   41


     SIGNATURES ..........................................................................................   42

     EXHIBIT INDEX .......................................................................................   43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                             September 30, 2001     December 31, 2000
                                                                                 (Unaudited)
                                                                             -------------------    ------------------
ASSETS
     Adjustable-rate mortgage ("ARM") assets:
          ARM securities                                                      $        4,248,087    $        3,359,352
          Collateral for collateralized notes                                            482,766               615,696
          ARM loans held for securitization                                              514,276               164,413
                                                                              ------------------    ------------------
                                                                                       5,245,129             4,139,461
                                                                              ------------------    ------------------

     Cash and cash equivalents                                                            25,307                13,105
     Accrued interest receivable                                                          33,033                32,730
     Prepaid expenses and other                                                            5,250                 4,871
                                                                              ------------------    ------------------
                                                                              $        5,308,719    $        4,190,167
                                                                              ==================    ==================

LIABILITIES
     Reverse repurchase agreements                                            $        3,952,241    $        2,961,617
     Collateralized notes payable                                                        474,623               603,910
     Other borrowings                                                                    416,514               158,593
     Payable for assets purchased                                                             --               124,942
     Accrued interest payable                                                             11,661                20,519
     Dividends payable                                                                     1,670                 1,670
     Accrued expenses and other                                                            4,991                 1,378
                                                                              ------------------    ------------------
                                                                                       4,861,700             3,872,629
                                                                              ------------------    ------------------
COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock: par value $.01 per share; 2,760 shares
         authorized; 9.68% Cumulative Convertible Series A,
         2,760 and 2,760 issued and outstanding, respectively;
         aggregate preference in liquidation $69,000                                      65,805                65,805

         22,000 Series B cumulative shares authorized, none issued
         and outstanding, respectively                                                        --                    --

     Common stock: par value $.01 per share; 47,218 and 47,240
          Shares authorized, 27,811 and 22,072 shares issued and
          27,811 and 21,572 outstanding, respectively                                        278                   221
     Additional paid-in-capital                                                          429,632               343,036
     Accumulated other comprehensive income (loss)                                       (49,398)              (78,427)
     Notes receivable from stock sales                                                    (7,405)               (5,318)
     Retained earnings (deficit)                                                           8,107                (3,113)
     Treasury stock:  at cost, 0 and 500 shares, respectively                                 --                (4,666)
                                                                              ------------------    ------------------
                                                                                         447,019               317,538
                                                                              ------------------    ------------------

                                                                              $        5,308,719    $        4,190,167
                                                                              ==================    ==================


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                         2001             2000             2001             2000
                                                     -------------    -------------    -------------    -------------
Interest income from ARM assets and cash
  equivalents                                        $      66,249    $      71,017    $     207,155    $     216,808
Interest expense on borrowed funds                         (46,456)         (62,039)        (157,323)        (189,761)
                                                     -------------    -------------    -------------    -------------
  Net interest income                                       19,793            8,978           49,832           27,047
                                                     -------------    -------------    -------------    -------------

Gain on sale of ARM assets                                      --               --                1               49
Hedging expense                                               (507)              --           (1,124)              --
Provision for credit losses                                   (231)            (270)            (562)            (983)
Management fee                                              (1,249)          (1,029)          (3,463)          (3,086)
Performance fee                                             (1,627)              --           (3,624)              --
Other operating expenses                                    (1,594)            (663)          (3,907)          (1,532)
                                                     -------------    -------------    -------------    -------------

  Net income before cumulative effect of
    change in accounting principle                          14,585            7,016           37,153           21,495
  Cumulative effect of change in accounting
    principle                                                   --               --             (202)              --
                                                     -------------    -------------    -------------    -------------

     NET INCOME                                      $      14,585    $       7,016    $      36,951    $      21,495
                                                     =============    =============    =============    =============


Net income                                           $      14,585    $       7,016    $      36,951    $      21,495
Dividends on preferred stock                                (1,670)          (1,670)          (5,009)          (5,009)
                                                     -------------    -------------    -------------    -------------

Net income available to common shareholders          $      12,915    $       5,346    $      31,942    $      16,486
                                                     =============    =============    =============    =============

Basic and diluted earnings per share before
  cumulative effect of change in accounting
  principle                                          $        0.52    $        0.25    $        1.41    $        0.77
Cumulative effect of change in accounting
  principle                                                     --               --            (0.01)              --
                                                     -------------    -------------    -------------    -------------
Basic and diluted earnings per share                 $        0.52    $        0.25    $        1.40    $        0.77
                                                     =============    =============    =============    =============

Average number of common shares outstanding                 25,004           21,490           22,841           21,490
                                                     =============    =============    =============    =============






See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 2001 and 2000
(In thousands, except share data)

                                                                          Accum.       Notes
                                                                          Other       Receiv-
                                                           Additional     Compre-    able From    Retained
                                 Preferred     Common       Paid-in       hensive      Stock      Earnings/
                                   Stock        Stock       Capital       Income       Sales      (Deficit)
                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999       $   65,805   $      220   $  342,026   $  (82,489)  $   (4,632)  $   (5,377)
Comprehensive income:
   Net income                                                                                         21,495
   Other comprehensive income:
      Available-for-sale assets:
       Fair value adjustment             --           --           --      (17,672)          --           --
      Deferred gain on sale of
       hedges, net of amortization       --           --           --         (653)          --           --

   Other comprehensive income

Interest from notes receivable
   from stock sales                                               203
Dividends declared on preferred
   stock - $1.815 per share              --           --           --           --           --       (5,009)
Dividends declared on common
   stock - $0.69 per share               --           --           --           --           --      (14,828)
                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2000      $   65,805   $      220   $  342,229   $ (100,814)  $   (4,632)  $   (3,719)
                                 ==========   ==========   ==========   ==========   ==========   ==========

Balance, December 31, 2000       $   65,805   $      221   $  343,036   $  (78,427)  $   (5,318)  $   (3,113)
Comprehensive income:
   Net income                                                                                         36,951
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment            --           --           --       54,556           --           --
   Swap Agreements:
      Cumulative adjustment for
        change in accounting
        principle                        --           --           --         (629)          --           --
      Fair value adjustment,
        net of amortization                                                (24,898)

   Other comprehensive income

Issuance of common stock                              57       86,336                    (2,123)
Interest and principal payments on
  notes receivable from stock sales                               260                        36
Dividends declared on preferred
   stock - $1.815 per share              --           --           --           --           --       (5,009)
Dividends declared on common
   stock - $0.95 per share               --           --           --           --           --      (20,722)
                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2001      $   65,805   $      278   $  429,632   $  (49,398)  $   (7,405)  $    8,107
                                 ==========   ==========   ==========   ==========   ==========   ==========



                                               Compre-
                                 Treasury      hensive
                                   Stock        Income        Total
                                 ----------   ----------   ----------
Balance, December 31, 1999       $   (4,666)               $  310,887
Comprehensive income:
   Net income                                 $   21,495       21,495
   Other comprehensive income:
      Available-for-sale assets:
       Fair value adjustment             --      (17,672)     (17,672)
      Deferred gain on sale of
       hedges, net of
       amortization                      --         (653)        (653)
                                              ----------
   Other comprehensive income                 $    3,170
                                              ==========
Interest from notes receivable
   from stock sales                                               203
Dividends declared on preferred
   stock - $1.815 per share              --                   (5,009)
Dividends declared on common
   stock - $0.69 per share               --                  (14,828)
                                 ----------                ----------
Balance, September 30, 2000      $   (4,666)               $  294,423
                                 ==========                ==========

Balance, December 31, 2000       $   (4,666)               $  317,538
Comprehensive income:
   Net income                                 $   36,951       36,951
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment            --       54,556       54,556
   Swap Agreements:
      Cumulative adjustment for
        change in accounting
        principle                        --         (629)        (629)
      Fair value adjustment,
        net of amortization                      (24,898)     (24,898)
                                              ----------
   Other comprehensive income                 $   65,980
                                              ==========
Issuance of common stock              4,666                    88,936
Interest and principal payments
  on notes receivable from
  stock sales                                                     296
Dividends declared on preferred
   stock - $1.815 per share              --                   (5,009)
Dividends declared on common
   stock - $0.95 per share               --                  (20,722)
                                 ----------                ----------
Balance, September 30, 2001      $       --                $  447,019
                                 ==========                ==========




See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                              2001           2000            2001             2000
                                                          ------------    ------------    ------------    ------------
Operating Activities:
  Net Income                                              $     14,585    $      7,016    $     36,951    $     21,495
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                5,542           4,067          14,205          13,282
     Net (gain) loss from investing activities                     476             270             560             934
     Hedging expense                                               507              --           1,326              --
     Change in assets and liabilities:
       Accrued interest receivable                                (736)             33            (303)            462
       Prepaid expenses and other                               (3,445)            466            (379)          6,145
       Accrued interest payable                                 (3,375)           (423)         (8,858)         (4,200)
       Accrued expenses and other                               (5,925)          1,018           3,612             458
                                                          ------------    ------------    ------------    ------------
         Net cash provided by operating activities               7,629          12,447          47,114          38,576
                                                          ------------    ------------    ------------    ------------

Investing Activities:
  Available-for-sale ARM securities:
     Purchases                                              (1,083,221)        (93,537)     (1,998,677)       (518,344)
     Proceeds on sales                                           6,462          22,812         108,056         112,255
     Principal payments                                        522,182         174,410       1,208,152         487,132
Collateral for collateralized notes payable:
     Principal payments                                         41,859          48,179         130,288         249,577
  ARM loans:
     Purchases                                                (414,553)       (111,899)       (665,505)       (131,895)
     Proceeds on sales                                              --              --             339              --
     Principal payments                                          6,380           1,438          22,983           2,970
  Purchase of interest rate cap agreements                          --              --              --            (539)
                                                          ------------    ------------    ------------    ------------
         Net cash provided by (used in) investing
           activities                                         (920,891)         41,403      (1,194,364)        201,156
                                                          ------------    ------------    ------------    ------------

Financing Activities:
  Net borrowings from (repayments of) reverse
      repurchase agreements                                    530,434         (93,735)        967,321         (39,018)
  Repayments of collateralized notes                           (41,446)        (47,805)       (129,287)       (248,285)
  Net borrowing from (repayments of) other borrowings          314,868          91,923         257,921          89,042
  Proceeds from common stock issued, net                        87,593              --          88,936              --
  Dividends paid                                               (10,445)         (6,611)        (25,731)        (19,837)
  Interest from notes receivable from stock sales                   89              68             292             203
                                                          ------------    ------------    ------------    ------------
         Net cash provided by (used in) financing
             activities                                        881,093         (56,160)      1,159,452        (217,895)
                                                          ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents           (32,169)         (2,310)         12,202          21,837

Cash and cash equivalents at beginning of period                57,476          34,381          13,105          10,234

                                                          ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                $     25,307    $     32,071    $     25,307    $     32,071
                                                          ============    ============    ============    ============


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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and nine-months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

          CASH AND CASH EQUIVALENTS

               Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

          BASIS OF PRESENTATION

               The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (together with its subsidiaries referred to hereafter as the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC"), Thornburg Mortgage Acceptance Corporation ("TMAC") and a taxable mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL") and its special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II, Thornburg Mortgage Acceptance Corporation II. TMFC and TMAC are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMHL and its subsidiaries operate as taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes and are not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

          ADJUSTABLE-RATE MORTGAGE ASSETS

               The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which consists of ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable-rate for their remaining term to maturity.

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

               The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company's loans are not accounted for as sales and the Company does not own any servicing assets or liabilities as a result of this process. The fair value reflected in the Company's financial statements for these securities is generally based on market prices provided by certain dealers who make markets in these financial instruments.

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

               The collateral for the AAA notes is ARM loans, which are accounted for in the same manner as the ARM loans that are not held as collateral.

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

          CREDIT RISK

               The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government. An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investor Services, Inc. (the "Rating Agencies"). Additionally, the Company also purchases and originates ARM loans and limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to "A" quality underwriting standards or, in the case of purchased whole loans, to loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio, including the subordinate classes of securities retained as part of the Company's securitization of loans.

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

               The Company also makes a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the allowance for loan losses. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Additionally, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of the accrued interest receivable to what it believes to be collectible and generally stops accruing interest on the loan.

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

          DERIVATIVE FINANCIAL INSTRUMENTS

               INTEREST RATE CAP AGREEMENTS

               The Company purchases interest rate cap agreements and options on interest rate futures (collectively referred to as "Cap Agreements") to manage interest rate risk. In general, ARM assets have a Life Cap, which is a component of the fair value of an ARM asset. The Cap Agreements the Company has purchased have the effect of offsetting a portion of the fair value change in the Company's ARM assets related to the Life Cap, and they also have the effect of allowing the yield on the Company's ARM assets to continue to rise above their contractual maximum rates. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the yield on the Company's ARM assets will continue to rise in high interest rate environments as the Company's cost of borrowing rises.

               All Cap Agreements have been designated as fair value hedges against the value of the Life Cap components of available-for-sale ARM securities. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. In accordance with the adoption of Financial Accounting Standard 133 ("FAS 133"), effective January 1, 2001, the change in the fair value of the Cap Agreements is recognized currently in earnings and is compared to the change in the fair value of the related hedged asset to ensure the hedging relationship is highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the ARM securities portfolio is also recorded in earnings, subject to meeting certain tests of hedging effectiveness. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness, which is reported in the Company's Statements of Operations as Hedging expense. The Company determined that this hedge utilizing Cap Agreements was not effective during the third quarter and, as a result, the Company recorded the change in fair value of the Cap Agreements as hedging expense with no offsetting amount associated with the change in fair value of the hedged assets. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet.

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

               In addition, prior to the adoption of FAS 133, the Company had designated the remainder of its Cap Agreements and all of its Option Contracts as a hedge against available for sale securities and ARM loans and had recorded the unrealized gains and losses on the Cap Agreements, Option Contracts and available for sale securities in Other comprehensive income. Upon the adoption of FAS 133, the Company designated its Cap Agreements and Option Contracts as a fair value hedge against the Life Cap component of its ARM securities. As of the FAS 133 transition date, the fair value of the Life Cap component of its ARM securities was determined to be $1.315 million and the Cap Agreements and Option Contracts had a fair value of $1.319 million. Therefore, the transition adjustment to record the reclassification of the fair value of the Cap Agreements and Option Contracts from Other comprehensive income to earnings and the offsetting reclassification of the fair value of the Life Cap component of available for sale ARM securities, also from Other comprehensive income to earnings, resulted in no material net effect on either earnings or Other comprehensive income.

               INTEREST RATE SWAP AGREEMENTS

               The Company enters into interest rate swap agreements ("Swap Agreements") in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate based on an index, generally LIBOR, offsetting a portion of its variable cost of short-term borrowings, which have an interest rate that correlates highly with LIBOR. The Company receives a variable interest payment based on one-month LIBOR on all of the Swap Agreements currently outstanding. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch between the fixed-rate period of the Hybrid ARMs and the fixed-rate period of the Swap Agreements to a duration difference of no more than one year ("Duration"). Duration measures market price volatility of financial instruments as their balances and interest rates change over time. The Company measures the Duration of its Hybrid ARMs, fixed rate liabilities financing Hybrid ARMs and equity using various financial models and empirical data.

               All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of this hedge on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Other comprehensive income would be reclassified to income. For a similar reason, if the Company called its AAA notes payable prior to the maturity of the Swap Agreements designated as a cash flow hedge of a portion of that debt, then the related gain or loss in Other comprehensive income would be reclassified to income. As of September 30, 2001, the net unrealized losses on Swap Agreements and deferred gains from terminated Swap Agreements recorded in Other comprehensive income was $26.6 million. The Company estimates that over the next twelve months, approximately $17.5 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from Other comprehensive income to earnings. The carrying value of the Swap Agreements, in the amount of $30.2 million as of September 30, 2001, is included in Reverse repurchase agreements in the accompanying balance sheets.

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

               OTHER HEDGING ACTIVITY

               Prior to March 31, 2000, the Company entered into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. Generally, the Company has hedged the cost of obtaining future fixed rate financing by entering into a commitment to sell similar Duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settled the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses were deferred and amortized as a yield adjustment over the fixed rate period of the financing. Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in Other comprehensive income in the amount of $1.7 million to record the deferred gains from Other hedging activity, previously included in Reverse repurchase agreements in the Company's consolidated balance sheets. The Company estimated that over the twelve months following the adoption of FAS 133, approximately $0.9 million of the deferred gain would be reclassified from Other comprehensive income to earnings. As of September 30, 2001, $1.0 million of deferred gains from other hedging activity remained in Other comprehensive income and the Company estimates that over the next twelve months, $0.7 million will be reclassified to earnings.

          INCOME TAXES

               The Company, excluding TMHL and its subsidiaries, has elected to be taxed as a Real Estate Investment Trust ("REIT") and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax. For the quarter and nine months ended September 30, 2001, TMHL had an immaterial taxable loss.

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

               Following is information about the computation of the earnings per share data for the three and nine-month periods ended September 30, 2001 and 2000 (amounts in thousands except per share data):

                                                                                             Earnings
                                                    Income               Shares             Per Share
                                                ---------------      --------------       --------------
Three Months Ended September 30, 2001
-------------------------------------
Net income                                      $        14,585

Less preferred stock dividends                           (1,670)
                                                ---------------
Basic EPS, income available to
   common shareholders                                   12,915              25,004       $         0.52
                                                                                          ==============
Effect of dilutive securities:

   Stock options                                              -                  25
                                                ---------------      --------------
Diluted EPS                                     $        12,915              25,029       $         0.52
                                                ===============      ==============       ==============
Three Months Ended September 30, 2000
-------------------------------------
Net income                                      $         7,016

Less preferred stock dividends                           (1,670)
                                                ---------------
Basic EPS, income available to
   common stockholders                                    5,346              21,490       $         0.25
                                                                                          ==============
Effect of dilutive securities:

   Stock options                                             --                  26
                                                ---------------      --------------
Diluted EPS                                     $         5,346              21,516       $         0.25
                                                ===============      ==============       ==============


                                                                                             Earnings
                                                    Income               Shares             Per Share
                                                ---------------      ---------------      ---------------
Nine Months Ended September 30, 2001
-------------------------------------
Net income                                      $        36,951

Less preferred stock dividends                           (5,009)
                                                ---------------

Basic EPS, income available to
   common shareholders                                   31,942              22,841       $         1.40
                                                                                          --------------

Effect of dilutive securities:

   Stock options                                             --                  53
                                                ---------------      --------------
Diluted EPS                                     $        31,942              22,894       $         1.40
                                                ===============      ==============       ==============

Nine Months Ended September 30, 2000
-------------------------------------
Net income                                      $        21,495

Less preferred stock dividends                           (5,009)
                                                ---------------

Basic EPS, income available to
   common stockholders                                   16,486              21,490       $         0.77
                                                                                          ==============

Effect of dilutive securities:

   Stock options                                             --                   6
                                                ---------------      --------------
Diluted EPS                                     $        16,486              21,496       $         0.77
                                                ===============      ==============       ==============


               The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 35,666 and 200,022 shares of common stock at average prices of $10.56 and $7.375 per share during the nine months ended September 30, 2001 and 2000, respectively. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE 2. ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

               The following tables present the Company's ARM assets as of September 30, 2001 and December 31, 2000. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

                 September 30, 2001:
                                                      Available-
                                                        for-Sale        Collateral for
                                                     ARM Securities      Notes Payable         ARM Loans              Total
                                                    ----------------    ----------------    ----------------    ----------------
                  Principal balance outstanding     $      4,207,997    $        476,399    $        512,718    $      5,197,114
                  Net unamortized premium                     39,182               9,636               1,832              50,650
                  Allowance for losses                        (1,926)             (3,269)               (274)             (5,469)
                  Cap agreements                               3,655                  --                  --               3,655
                  Principal payment receivable                24,325                  --                  --              24,325
                                                    ----------------    ----------------    ----------------    ----------------
                     Amortized cost, net                   4,273,233             482,766             514,276           5,270,275
                  Gross unrealized gains                      25,914               4,689               2,572              33,175
                  Gross unrealized losses                    (51,060)             (3,267)               (634)            (54,961)
                                                    ----------------    ----------------    ----------------    ----------------
                     Fair value                     $      4,248,087    $        484,188    $        516,214    $      5,248,489
                                                    ================    ================    ================    ================

                     Carrying value                 $      4,248,087    $        482,766    $        514,276    $      5,245,129
                                                    ================    ================    ================    ================

                  December 31, 2000:

                                                      Available-
                                                        for-Sale        Collateral for
                                                     ARM Securities      Notes Payable         ARM Loans            Total
                                                    ----------------    ----------------    ----------------    ----------------
                  Principal balance outstanding     $      3,359,301    $        606,686    $        165,131    $      4,131,118
                  Net unamortized premium                     56,759              11,759                (567)             67,951
                  Allowance for losses                        (1,869)             (2,949)               (151)             (4,969)
                  Cap agreements                               3,705                 200                  --               3,905
                  Principal payment receivable                19,883                  --                  --              19,883
                                                    ----------------    ----------------    ----------------    ----------------
                     Amortized cost, net                   3,437,779             615,696             164,413           4,217,888
                  Gross unrealized gains                       7,526                  45               2,029               9,600
                  Gross unrealized losses                    (85,953)            (10,499)                (97)            (96,549)
                                                    ----------------    ----------------    ----------------    ----------------
                     Fair value                     $      3,359,352    $        605,242    $        166,345    $      4,130,939
                                                    ================    ================    ================    ================
                     Carrying value                 $      3,359,352    $        615,696    $        164,413    $      4,139,461
                                                    ================    ================    ================    ================

               During the nine-month period ended September 30, 2001, the Company sold $108.1 million of ARM securities, of which $6.8 million settled in the third quarter, and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during the nine-month period for a gain of $2,000. During the nine-month period ended September 30, 2000, the Company realized a gain of $49,000 on the sale of $112.2 million of ARM securities. The Company did not sell any assets during the three month period ended September 30, 2001.

               During the nine month period ended September 30, 2001, the Company securitized $272.2 million of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. In addition, during the three- and nine-month periods ended September 30, 2001, the Company swapped $6.7 million and $20.2 million ARM loans, respectively, for FNMA guaranteed certificates. The Company did not account for any of these securitizations as sales and, therefore, did not record any gain or loss in connection with these securitizations. The Company securitizes its loans for the purpose of improving the liquidity of its ARM assets and in order to lower the cost of financing its ARM assets. The Company carries the securities at fair value, based on market value prices received from dealers familiar with similar securities. As of September 30, 2001, the Company had $1.070 billion of ARM assets that have resulted from the Company's securitization efforts.

               As of September 30, 2001, the Company had reduced the cost basis of its ARM securities by $1,926,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the first nine months of 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $119,000.

               The following tables summarize ARM loan delinquency information as of September 30, 2001 and December 31, 2000 (dollar amounts in thousands):

               2001

                                                                    Percent
                                        Loan           Loan          of ARM       Percent of
                Delinquency Status      Count         Balance       Loans (1)     Total Assets
               --------------------   -----------   -----------    -----------    ------------
               60 to 89 days                    2   $       608           0.04%          0.01%
               90 days or more                  1           140           0.01           0.00
               In foreclosure                   4           724           0.04           0.02
                                      -----------   -----------    -----------    -----------
                                                7   $     1,472           0.09%          0.03%
                                      ===========   ===========    ===========    ===========

               2000

                                                     Percent
                                        Loan           Loan          of ARM       Percent of
                Delinquency Status      Count         Balance       Loans (1)     Total Assets
               --------------------   -----------   -----------    -----------    ------------
               60 to 89 days                    3   $       447           0.04%          0.01%
               90 days or more                 --            --             --             --
               In foreclosure                   5         3,980           0.34           0.10
                                      -----------   -----------    -----------    -----------
                                                8   $     4,427           0.38%          0.11%
                                      ===========   ===========    ===========    ===========


               ----------

               (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.551 billion and $1.165 billion at September 30, 2001 and December 31, 2000, respectively.

               During the first nine months of 2001, in accordance with its credit policies, the Company recorded a $443,000 provision for estimated credit losses on its loan portfolio. The following table summarizes the activity for the allowance for losses on ARM loans for the nine months ended September 30, 2001 and 2000 (dollar amounts in thousands):

                                                  2001            2000
                                               -----------     -----------
                   Beginning balance           $     3,100      $    2,208
                   Provision for losses                443             803
                   Charge-offs, net                     --              --
                                               -----------     -----------
                   Ending balance              $     3,543     $     3,011
                                               ===========     ===========

               As of September 30, 2001, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $0.7 million, which is included in collateral for collateralized notes on the balance sheet. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of this property.

               As of September 30, 2001, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

                   High Quality ARM securities          $    195,184
                   Whole loans - correspondent               153,770
                   Whole loans - direct originations         103,826
                                                        ------------
                                                        $    452,780
                                                        ============

               The average effective yield on the ARM assets owned was 5.65% as of September 30, 2001 and 7.09% as of December 31, 2000. The average effective yield is based on historical cost and includes the amortization of the net premium paid for the ARM assets, the impact of ARM principal payment receivables and the amortization of deferred gains from hedging activity.

               As of September 30, 2001 and December 31, 2000, the Company had purchased Cap Agreements with a remaining notional amount of $2.344 billion and $2.624 billion, respectively. The notional amount of the Cap Agreements purchased declined at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.75% to 12.50% and average approximately 10.06%. The Cap Agreements owned by the Company, prior to the quarter ended September 30, 2001, were hedging the fair value of the Life Cap component of the Company's ARM securities, which had an average lifetime interest rate cap of 11.36% on that date. During the quarter ended September 30, 2001, the change in fair value of the Cap Agreements compared to the change in the fair value of the hedged assets did not meet the effectiveness requirements of FAS 133. Therefore, the Company recorded the change in fair value of the Cap Agreements as hedging expense and did not record an offsetting amount associated with the change in fair value of the hedged assets. The Cap Agreements had an average maturity of 1.7 years as of September 30, 2001. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.243 billion over the period of the agreements, which expire between 2001 and 2004. During the three- and nine-month periods ended September 30, 2001, the Company recognized expenses of $507,000 and $1,124,000, respectively, related to hedge ineffectiveness of its fair value hedges, which is reported as Hedging expense in the Company's Consolidated Statements of Operations. The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at September 30, 2001 amounted to $209,000 and is included in ARM securities on the balance sheet.

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

               As of September 30, 2001, the Company had outstanding $3.952 billion of reverse repurchase agreements with a weighted average borrowing rate of 3.27% and a weighted average remaining maturity of 2.3 months. As of September 30, 2001, $1.031 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from 6 months to 24 months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The reverse repurchase agreements at September 30, 2001 were collateralized by ARM assets with a carrying value of $4.175 billion, including accrued interest.

               At September 30, 2001, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

               Within 30 days              $  2,594,744
               31 to 89 days                     63,273
               90 days or greater             1,264,176
                                           ------------
                                              3,922,193
               Swap Agreements                   30,048
                                           ------------
                                           $  3,952,241
                                           ============

               As of September 30, 2001, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $150 million and matures in January 2002. The Company has a second committed whole loan financing facility that has a borrowing capacity of $300 million and matures in March 2002. The Company has a third whole loan financing facility that does not have a stated maturity or a committed borrowing capacity, although the Company expects to convert this into a committed facility with a $150 million borrowing capacity during the fourth quarter of 2001. As of September 30, 2001, the Company had $416.5 million borrowed against these whole loan financing facilities at an effective cost of 3.09%. The amount borrowed on the whole loan financing agreements at September 30, 2001 was collateralized by ARM loans with a carrying value of $435.2 million, including accrued interest.

               The whole loan financing facility with a borrowing capacity of $300 million, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing. The Company entered into this securitization transaction in March 2000 and began using this facility in May 2000.

               On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of September 30, 2001, the Notes had a net balance of $474.6 million, an effective interest cost of 3.40%, which changes each month at a spread to one-month LIBOR. As of September 30, 2001, these Notes were collateralized by ARM loans with a principal balance of $508.4 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

               During September 2001, the Company entered into a $10 million line of credit agreement collateralized by payment receivables in connection with Agency ARM securities. The Company did not borrow any proceeds from this line of credit during the third quarter of 2001. The interest rate on this credit line varies with one-month LIBOR.

               As of September 30, 2001, the Company was a counterparty to thirty-five interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.217 billion. These Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. The Company limits the interest rate repricing mismatch between the fixed-rate period of Hybrid ARMs and the fixed rate period of Swaps to a Duration difference of no more than one year. As of September 30, 2001, these Swaps had a weighed average maturity of 2.9 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 26 days to 286 days. As of September 30, 2001, the Swap Agreements were collateralized by ARM assets with a carrying value of $18.3 million, including accrued interest and cash in the amount of $2.5 million.

               The total cash paid for interest was $49.3 million and $62.0 million during the quarters ended September 30, 2001 and 2000, respectively.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2001 and December 31, 2000. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale (dollar amounts in thousands):

                                                                    September 30, 2001               December 31, 2000
                                                               -----------------------------   ------------------------------
                                                                 Carrying         Fair           Carrying          Fair
                                                                  Amount          Value           Amount           Value
                                                               -------------   -------------   -------------    -------------
               Assets:
                  ARM assets                                   $   5,244,920   $   5,248,280   $   4,137,943    $   4,129,421
                  Cap Agreements/Option Contracts                        209             209           1,518            1,518

               Liabilities:
                  Collateralized notes payable                       474,623         476,726         603,910          605,927
                  Other borrowings                                   416,514         416,514         158,593          158,593
                  Swap agreements                                     31,177          31,177            (334)           7,259

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

NOTE 5. COMMON AND PREFERRED STOCK

               On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During August 2001, the Company completed a public offering of 5,791,500 shares of its common stock, for which it received net proceeds of $86.9 million. As of September 30, 2001, $316.8 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

               On August 8, 2001, in accordance with the terms of the Company's Stock Option and Incentive Plan, the Company granted 31,969 restricted shares of its common stock to directors and officers of the Company and certain employees of the Manager in connection with the public offering in August 2001 of its common stock. The restricted shares vest over a three-year period.

               On January 25, 2001, the Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement"). The Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Stock") to shareholders of record as of the close of business on April 6, 2001 (the "Record Date"). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement). Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a share of Series B Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a cash exercise price of $50.00 per Preferred Unit (the "Exercise Price"), subject to adjustment.

               The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

               During the three- and nine-month periods ended September 30, 2001, the Company issued 53,343 and 88,077, respectively, shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $0.8 million and $1.3 million, respectively.

               During the first nine months of 2001, stock options for 327,259 shares of common stock were exercised at an average price of $8.47. The Company received net proceeds of $0.6 million, and $2.1 million of notes receivable were executed in connection with the exercise of certain options.

               On July 17, 2001, the Company declared the second quarter 2001 dividend of $0.40 per common share, which was paid on August 17, 2001 to common shareholders of record as of July 27, 2001.

               On October 22, 2001, the Company declared the third quarter 2001 dividend of $0.50 per common share, which will be paid on November 19, 2001 to common shareholders of record as of November 2, 2001.

               On September 17, 2001, the Company declared a third quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on October 10, 2001 to preferred shareholders of record as of September 30, 2001.

               For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE 6. STOCK OPTION PLAN

               The Company has a Stock Option and Incentive Plan (the "Plan") that authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs") and restricted common stock.

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

               Restricted shares of common stock are granted at the discretion of the Board of Directors and approval of the Stock Option Committee. Restricted shares of common stock are generally granted in lieu of ISOs and NQSOs, based on equivalent values as calculated by a Black Scholes option model. At the time restricted shares are granted, the Board of Directors determines the vesting period. In general, a portion of the restricted shares vest at the end of each year of the vesting period and the shares participate in the common dividends declared during the vesting period. The Company expenses the value of the restricted shares, based on their value as of the date of grant, over the vesting period.

               The Company usually issues DERs at the same time ISOs, NQSOs and shares of restricted stock are granted. The number of PSRs issued is based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

               During the quarter ended September 30, 2001, the Company granted 31,969 shares of restricted stock and 173,167 DERs. During the quarter, 71,930 options to buy common shares were exercised at an average price of $10.47 per share and during the nine months ended September 30, 2001, 327,259 options to buy common shares were exercised at an average price of $8.47 per share.

               As of September 30, 2001, the Company had 44,170 options outstanding at exercise prices of $7.375 to $14.375 per share, all of which were exercisable. The weighted average exercise price of the options outstanding was $8.35 per share. As of September 30, 2001, there were 564,323 DERs outstanding, of which 536,162 were vested, and 71,582 PSRs outstanding. The Company recorded an expense associated with DERs, PSRs and restricted stock of $296,000 and $108,000 for the three-month periods ended September 30, 2001 and 2000, respectively. During the nine-month periods ended September 30, 2001 and 2000, the Company recorded an expense associated with DERs and PSRs in the amount of $818,000 and $154,000, respectively.

               Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options, partially for consideration in the form of notes receivable. The notes mature between 2006 and 2010 and accrue interest at rates that range from 4.68% to 6.25% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of September 30, 2001, there were $7.4 million of notes receivable from stock sales outstanding.

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

              The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.18% of the first $300 million of Average Shareholders' Equity, plus 0.87% of Average Shareholders' Equity above $300 million. This formula is subject to a cost of living adjustment as of each annual review of the Agreement based on changes in the Consumer Price Index, subject to certain limitations. In addition, the three wholly-owned subsidiaries of the Company and the two wholly-owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,200 per month, paid in arrears.

              For the quarters ended September 30, 2001 and 2000, the Company paid the Manager $1,249,000 and $1,029,000, respectively, in base management fees in accordance with the terms of the Management Agreements. For the nine-month periods ended September 30, 2001 and 2000, the Company paid the Manager base management fees of $3,463,000 and $3,086,000, respectively.

              The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the three- and nine-month periods ended September 30, 2001, the Manager earned performance-based compensation in the amount of $1,627,000 and $3,624,000, respectively, in accordance with the terms of the Agreement. For the three- and nine-month periods ended September 30, 2000, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%.

              During the three- and nine-month periods ended September 30, 2001, the Company's mortgage banking subsidiary, TMHL, reimbursed the Manager $523,000 and $975,000 for expenses, respectively, primarily related to the acquisition of loans, in accordance with the terms of the Agreement. Additionally, the Company reimbursed the Manager and other affiliated companies $23,000 and $67,000, respectively, for the same periods for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services.

              The Company's subsidiaries, except TMHL, have entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During the quarters ended September 30, 2001 and 2000, the combined amount of rent paid to the Manager was $4,000 and $9,000, respectively. During the nine-month periods ended September 30, 2001 and 2000, the combined amount of rent paid to the Manager was $11,000 and $24,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "Plan," "intend," "aim" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third-party, private-label relationships involved in the origination and servicing of loans. The statements in the "Risk Factors" section of the Company's 2000 Annual Report on Form 10-K on page 17 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage asset financing. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has two qualified REIT subsidiaries, which are involved in financing its mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in the Company's financial statements and federal and state tax returns. The Company also has one wholly-owned taxable REIT subsidiary, Thornburg Mortgage Home Loans, Inc ("TMHL") that conducts the Company's mortgage loan acquisition and mortgage loan origination activities. To facilitate the securitization and financing of loans by TMHL, two special purpose subsidiaries of TMHL have been created: Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMHL and its subsidiaries are consolidated in the Company's financial statements, but they file separate combined federal and state tax returns.

The Company's mortgage assets portfolio may consist of either agency or privately issued securities (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs"), generally backed by high quality mortgage backed securities, ARM loans, Hybrid ARMs, fixed-rate mortgage-backed securities that have an expected Duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company limits its ownership of Hybrid ARMs with fixed-rate periods of greater than five years to no more than 10% of the Company's total assets. The Company also limits its interest rate mismatch on the funding of its Hybrid ARMs (the difference between the Duration of the fixed-rate period of Hybrid ARMs and the Duration of the fixed-rate liabilities and equity funding Hybrid ARMs) to a Duration difference of no more than one year. Duration measures market price volatility of financial instruments as their balances and interest rates change over time. The Company measures the Duration of its Hybrid ARMs, fixed rate liabilities financing Hybrid ARMs and equity using various financial models and empirical data. On October 22, 2001, the Company's Board of Directors eliminated the overall limitation on Hybrid ARMs that previously limited total Hybrid ARMs to 40% of investment assets.

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

The Company acquires and produces prime quality mortgage loans through its mortgage banking subsidiary, TMHL, from three sources: bulk sellers, correspondent relationships and direct retail originations. The Company finances the loans during an accumulation phase through its warehouse borrowing arrangements, then securitizes the ARM and Hybrid ARM loans for the Company's portfolio, or, in the case of fixed-rate loans, sells those loans to third parties.

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

During the second quarter of 2001, the Company expanded its ability to offer mortgages on-line utilizing a third party, private label web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through the Company's website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative is assigned the responsibility of completing the loan process on behalf of the borrower.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At September 30, 2001, the Company held total assets of $5.309 billion, $5.245 billion of which consisted of ARM assets, as compared to $4.190 billion and $4.139 billion, respectively, at December 31, 2000. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At September 30, 2001, 88.0% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Furthermore, the Company's assets included $514.3 million of loans held for securitization as of the end of the quarter. Once these loans are securitized, the Company estimates that its High Quality ARM assets will be approximately 98% of its total assets. Of the ARM assets currently owned by the Company, 79.7% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (7.2%), short-term fixed-rate classes of CMOs (9.8%) or investments in floating rate classes of CBOs (3.3%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at September 30, 2001 and December 31, 2000 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                                   September 30, 2001                     December 31, 2000
                                             --------------------------------      --------------------------------
                                              Carrying            Portfolio          Carrying           Portfolio
                                                Value                Mix              Value                Mix
                                             ------------        ------------      ------------        ------------
HIGH QUALITY:
   Freddie Mac/Fannie Mae                    $  2,626,887                50.1%     $  2,187,180                52.9%
   Privately Issued:
     AAA/Aaa Rating                             1,608,994(1)             30.7         1,309,584(1)             31.6
     AA/Aa Rating                                 346,154                 6.6           351,499                 8.5
                                             ------------        ------------      ------------        ------------
       Total Privately Issued                   1,955,148                37.3         1,661,083                40.1
                                             ------------        ------------      ------------        ------------

                                             ------------        ------------      ------------        ------------
       Total High Quality                       4,582,035                87.4         3,848,263                93.0
                                             ------------        ------------      ------------        ------------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                                      29,064                 0.6            13,724                 0.3
     BBB/Baa Rating                                78,088                 1.5            72,114                 1.7
     BB/Ba Rating and Other                        41,666(1)              0.7            40,947(1)              1.0
   ARM loans pending securitization               514,276                 9.8           164,413                 4.0
                                             ------------        ------------      ------------        ------------
       Total Other Investment                     663,094                12.6           291,198                 7.0
                                             ------------        ------------      ------------        ------------

       Total ARM Portfolio                   $  5,245,129               100.0%     $  4,139,461               100.0%
                                             ============        ============      ============        ============

----------

     (1) The AAA Rating category includes $482.8 million and $615.7 million of whole loans as of September 30, 2001 and December 31, 2000, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $32.0 million as of September 30, 2001 and December 31, 2000. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of September 30, 2001, the Company had reduced the cost basis of its ARM securities by $1,926,000 due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses and to loans that the Company has securitized for its own portfolio. Additionally, during the first nine months of 2001, in accordance with its credit policies, the Company provided for estimated credit losses on the subordinated classes of its securitized loans in the amount of $119,000.

As of September 30, 2001, the Company's ARM loan portfolio included 7 delinquent loans (60 days or more delinquent) with an aggregate balance of $1.5 million. The ARM loan portfolio also includes two properties ("REO") that the Company acquired as the result of foreclosure processes in the amount of $0.7 million. The average original effective loan-to-value ratio on the 7 delinquent loans and REO is approximately 74%. The Company believes that its current level of reserves, $3,543,000, is adequate to cover estimated losses from these loans and REO properties. The Company recorded a provision for estimated loan losses in the amount of $443,000 during the first nine months of 2001. The Company's credit reserve policy regarding ARM loans is to record a provision based on the outstanding principal balance of loans (including loans securitized by the Company for which the Company has retained first loss exposure), subject to adjustment on certain loans or pools of loans based upon factors such as, but not limited to, age of the loans, borrower payment history, low loan-to-value ratios, historical loss experience, current economic conditions and quality of underwriting standards applied by the originator.

The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                        September 30, 2001                  December 31, 2000
                                                  ------------------------------      ------------------------------
                                                   Carrying          Portfolio         Carrying          Portfolio
                                                     Value              Mix              Value              Mix
                                                  ------------      ------------      ------------      ------------
ARM ASSETS:
    INDEX:
       One-month LIBOR                            $    579,979              11.1%     $    651,502              15.7%
       Three-month LIBOR                               173,507               3.3           158,512               3.8
       Six-month LIBOR                                 285,271               5.4           430,908              10.4
       Six-month Certificate of Deposit                155,463               3.0           230,934               5.6
       Six-month Constant Maturity Treasury             18,477               0.4            22,330               0.5
       One-year Constant Maturity Treasury           1,345,031              25.6         1,402,764              33.9
       Cost of Funds                                   207,939               4.0           164,697               4.0
                                                  ------------      ------------      ------------      ------------
                                                     2,765,667              52.8         3,061,647              73.9
                                                  ------------      ------------      ------------      ------------

HYBRID ARM ASSETS                                    1,961,480              37.4         1,050,199              25.4
ONE-YEAR MATURITY - FIXED RATE                         517,982               9.8            27,615               0.7
                                                  ------------      ------------      ------------      ------------
                                                  $  5,245,129             100.0%     $  4,139,461             100.0%
                                                  ============      ============      ============      ============

The ARM portfolio had a current weighted average coupon of 6.49% at September 30, 2001. This consisted of an average coupon of 6.50% on the hybrid portion of the portfolio and an average coupon of 6.48% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.63%, based upon the current composition of the portfolio and the applicable indices. The term "fully-indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. As of December 31, 2000, the ARM portfolio had a weighted average coupon of 7.75%. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 7.46%, based upon the composition of the portfolio and the applicable indices at the time. The lower average interest coupon on the ARM portfolio as of September 30, 2001 compared to the end of 2000 is reflective of Federal Reserve Board interest rate decreases that have been occurring since early January 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during the remainder of 2001 and into 2002 until it reaches the "fully indexed" rate.

At September 30, 2001, the current yield of the ARM assets portfolio was 5.65%, compared to 7.06% as of December 31, 2000, with an average term to the next repricing date of 569 days as of September 30, 2001, compared to 308 days as of December 31, 2000. The non-hybrid portion of the portfolio had an average term to the next repricing of 93 days and the hybrid portion had an average term to the next repricing of 3.7 years at September 30, 2001. As of September 30, 2001, Hybrid ARMs comprised 37.4% of the total ARM portfolio, compared to 25.4% as of the end of 2000. The Company finances its Hybrid ARM portfolio with longer term fixed-rate borrowings such that the Duration mismatch of the Hybrid ARMs and the corresponding borrowings is one year or less. As of September 30, 2001, the Duration mismatch was approximately seven months. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The decrease in the yield of 1.41% as of September 30, 2001, compared to December 31, 2000, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 1.26%. The yield also declined as a result of a higher level of net premium amortization, which had the effect of lowering the yield by 0.16% and the impact of non-interest earning principal payments receivables, which also increased during the first nine months of 2001, decreasing the portfolio yield by 0.01%, as the average rate of ARM portfolio prepayments during the third quarter of 2001 increased to 30% Constant Prepayment Rate ("CPR") from the 19% CPR during the first quarter of 2001 and 28% during the second quarter of 2001. These unfavorable factors that decreased the ARM portfolio yield were partially offset by the elimination of the 0.02% effect of hedging cost from the Company's interest rate spread computation. With the adoption of FAS 133, the Company carries all hedging instruments at their fair value and records hedging income and expense in net income as a separate item identified at "Hedging expense".

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of September 30, 2001. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans the Company has securitized for its own portfolio for which the Company retained credit loss exposure. The combined amount of the loans included in this information is $1.551 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                                        Average             High              Low
                                                      ------------      ------------      ------------
     Unpaid principal balance                         $    338,524      $  5,135,635      $      1,388
     Coupon rate on loans                                     6.87%            10.13%             4.75%
     Pass-through rate                                        6.53%             9.61%             4.48%
     Pass-through margin                                      1.99%             3.48%             0.61%
     Lifetime cap                                            12.56%            16.75%             9.75%
     Original Term (months)                                    355               480                84
     Remaining Term (months)                                   329               477                58

     Geographic Distribution (Top 5 States):                  Property type:
         California                   32.17%                      Single-family            67.64%
         Georgia                       7.88                       DeMinimus PUD            19.96
         Florida                       7.60                       Condominium               7.92
         New York                      6.40                       Other                     4.48
         Colorado                      5.39

     Occupancy status:                                        Loan purpose:
         Owner occupied               86.13%                      Purchase                 55.80%
         Second home                  11.03                       Cash out refinance       25.60
         Investor                      2.84                       Rate & term refinance    18.60

     Documentation type:                                      Periodic Cap:
         Full/Alternative             90.36%                      None                     34.71%
         Other                         9.64             > or = to 3.00%                     2.03
                                                                  2.00%                    62.36
     Average effective original                                   1.00%                     0.22
         loan-to-value:               67.23%                      0.50%                     0.68

As of September 30, 2001, the Company serviced $333.5 million of its loans and had 719 customer relationships. All of the loans serviced are held by the Company in its portfolio in the form of securitized loans or loans held for securitization for the Company's portfolio. The Company has not retained and capitalized any servicing rights on loans sold.

During the quarter ended September 30, 2001, the Company purchased $1.083 billion of ARM securities, 98.9% of which were High Quality assets and $414.6 million of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets acquired during the three months ended September 30, 2001, approximately 63% were Hybrid ARMs, 27% were fixed-rate, short-term securities, 5% were indexed to a cost of funds index, 3% were indexed to LIBOR and 2% were indexed to U.S. Treasury bill rates. The following table compares the Company's ARM asset acquisition and origination activity for each of the consecutive quarters of 2001, along with total activity for the first nine months of 2001 (dollar amounts in thousands):

                                                        For the quarters ended:
                                           -------------------------------------------------
                                           March 31, 2001    June 30, 2001    Sept. 30, 2001    Year to Date
                                           --------------    -------------    --------------    ------------
ARM SECURITIES:
   Freddie Mac/Fannie Mae                    $    186,834     $    257,434     $    867,466        1,311,734
   High Quality, privately issued                 174,398          156,702          203,539          534,639
   Other Investment ARM securities                 12,773            2,372           12,216           27,361
                                             ------------     ------------     ------------     ------------
                                                  374,005          416,508        1,083,221        1,873,734
                                             ------------     ------------     ------------     ------------

LOANS:
   Bulk acquisitions                               38,688          102,684          199,229          340,601
   Correspondent origination                       27,908           58,557          191,622          278,087
   Direct retail originations                       2,514           20,602           23,702           46,818
                                             ------------     ------------     ------------     ------------
                                                   69,110          181,843          414,553          665,506
                                             ------------     ------------     ------------     ------------

       Total production                      $    443,115     $    598,351     $  1,497,774        2,539,240
                                             ============     ============     ============     ============

Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company has emphasized the acquisition of ARM and Hybrid ARM assets, high quality floating-rate collateralized mortgages and short-term fixed-rate securities. In doing so, the average premium/(discount) paid for ARM assets acquired in the first nine months of 2001 and for the years 2000, 1999 and 1998 was (0.03%), (0.42%), 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 0.97% as of September 30, 2001, compared to 1.64% as of December 31, 2000 and down from 2.83% as of the end of 1997.

During the three-month and nine-month periods ended September 30, 2001, the Company securitized $6.8 million and $292.4 million loans, respectively, and retained all of the securities for its own portfolio. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage finance markets. In doing so, the Company retains all of the economic interest and risk of the loans that it acquires and originates, although they are in the form of securities. Of the securities created during the first nine months of 2001, 99.5% were at least investment grade securities and 0.5% were subordinate securities that provide credit support to the investment grade securities.

As of September 30, 2001, the Company had commitments to purchase $195.2 million of ARM securities and $257.6 million ARM loans through its origination channels.

During the nine-month period ended September 30, 2001, the Company sold $108.1 million of ARM securities and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated for a gain of $2,000. The Company did not sell any assets during the third quarter of 2001.

For the quarter ended September 30, 2001, the Company's mortgage assets paid down at an approximate average annualized CPR of 30% compared to 18% for the quarter ended September 30, 2000 and 28% for the quarter ended June 30, 2001. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale increased by 1.69% from a negative adjustment of 2.28% of the portfolio as of December 31, 2000, to a negative adjustment of 0.59% as of September 30, 2001. This price increase was primarily due to the effect of declining short-term interest rates and a steepening of the yield curve (short-term interest rates declining relative to long-term interest rates). The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased from $78.4 million as of December 31, 2000, to $25.1 million as of September 30, 2001. All of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has designated its Cap Agreements as fair value hedges that are intended to hedge the fair value of the lifetime interest rate cap component of its ARM assets. The fair value of Cap Agreements tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At September 30, 2001, the fair value of the Company's Cap Agreements was $0.2 million compared to a fair value of $1.3 million as of December 31, 2000. During the quarter ended September 30, 2001, the change in the fair value of the Cap Agreements compared to the change in the fair value of the hedged asset, the lifetime interest rate cap component of the Company's ARM assets, did not meet the effectiveness requirements of FAS 133. Therefore, the change in fair value of the Cap Agreements, $0.4 million, was recorded as a hedging expense with no offsetting change recorded for the change in fair value of the hedged asset, along with a reclassification to earnings of $0.1 million of the transition adjustment recorded in Accumulated other comprehensive income on January 1, 2001. At September 30, 2001, the Cap Agreements had a remaining notional balance of $2.344 billion with an average final maturity of 1.7 years, compared to a remaining notional balance of $2.624 billion with an average final maturity of 2.3 years at December 31, 2000. The Company also owns these Cap Agreements in order to mitigate exposure to changing interest rates. They tend to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 5.75% to 12.50% and average approximately 10.06%.

The following table presents information about the Company's Cap Agreement portfolio as of September 30, 2001:

               CAP AGREEMENTS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

      Hedged               Weighted                                                          Weighted
    ARM Assets             Average             Cap Agreement                             Average Remaining
   Balance (1)             Life Cap           Notional Balance      Strike Price               Term
   -----------             --------           ----------------      ------------         -----------------
 $        109,910              8.29%         $        109,554             6.22%                  1.8 Years
          200,216              8.42                   200,000             7.50                   2.2
          323,080              9.56                   324,029             8.00                   1.3
           24,841             10.10                    25,000             9.00                   1.2
           56,680             10.10                    56,449             9.50                   1.1
          336,294             10.84                   336,030            10.00                   1.0
          163,532             11.52                   162,933            10.50                   0.8
          469,905             12.32                   470,000            11.00                   2.0
          279,849             12.79                   280,000            11.50                   2.9
          349,650             13.89                   350,000            12.00                   2.0
           20,328             16.93                    29,893            12.50                   0.2
 ----------------             -----          ----------------            -----                   ---------
 $      2,334,285             11.36%         $      2,343,888            10.06%                  1.7 Years
 ================             =====          ================            =====                   =========

----------

(1) Excludes ARM assets that do not have Life Caps or are hybrids that are match funded during their fixed rate period, in accordance with the Company's investment policy.

The Company enters into interest rate Swap Agreements in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than does the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate based on an index, generally LIBOR, offsetting a portion of its variable cost of short-term borrowings, which have an interest rate that correlates highly with LIBOR. The Company receives a variable interest payment based on one-month LIBOR on all of the Swap Agreements currently outstanding. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of the Company's variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch (the difference between the remaining Duration of Hybrid ARMs and the Duration of the borrowings funding Hybrid ARMs) to a mismatched Duration of approximately one year or less. As of September 30, 2001, the Duration mismatch was approximately seven months.

As of September 30, 2001, the Company was a counterparty to thirty-five Swap Agreements having an aggregate notional balance of $1.217 billion. These Swap Agreements hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.9 years. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 26 days to 286 days. The average remaining fixed rate term of the Company's Hybrid ARM assets as of September 30, 2001 was 3.7 years. The Company has also entered into one delayed Swap Agreement that becomes effective for a one-year term, beginning in April of 2002. This delayed Swap Agreement has a notional balance of $100 million and is designated to hedge the interest rate exposure of Hybrid ARM assets upon the termination of the other Swap Agreements. In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, as of September 30, 2001, are being carried on the balance sheet at their negative fair value of $31.2 million. As of September 30, 2001, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $30.2 million. Since the Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, the Company has calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

For the quarter ended September 30, 2001, the Company's net income was $14,585,000, or $0.52 per share (Basic and Diluted EPS), based on a weighted average of 25,004,000 shares outstanding. That compares to $7,016,000, or $0.25 per share (Basic and Diluted EPS) for the quarter ended September 30, 2000, based on a weighted average of 21,490,000 shares outstanding. Net interest income for the quarter totaled $19,793,000, compared to $8,978,000 for the same period in 2000. Net interest income is comprised of interest income earned on portfolio assets less interest expense from borrowings. During the third quarter of 2001, the Company recorded hedging expense of $507,000. In prior years, before the adoption of FAS 133, the Company reported hedging expense as a component of net interest income. Additionally, during the third quarter of 2001, the Company reduced its earnings and the carrying value of its ARM assets by reserving $231,000 for estimated credit losses, compared to $270,000 during the third quarter of 2000. During the third quarter of 2001, the Company incurred operating expenses of $4,470,000, consisting of a base management fee of $1,249,000, a performance based fee of $1,627,000 and other operating expenses of $1,594,000. During the same period of 2000, the Company incurred operating expenses of $1,692,000, consisting of a base management fee of $1,029,000 and other operating expenses of $663,000.

The Company's return on average common equity was 13.94% for the quarter ended September 30, 2001 compared to 6.56% for the quarter ended September 30, 2000 and compared to 11.73% for the prior quarter ended June 30, 2001. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income improved due to lower cost of funds of the Company's borrowings and because the yield on the Company's ARM portfolio is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par.

The table below highlights the historical trend and the components of return on average common equity (annualized) and the 10-year U S Treasury average yield during each respective quarter that is applicable to the computation of the performance fee:

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                 ROE in
                                                                                                                Excess of
                  Net                 Provision   Gain (Loss)  G & A                           Net     10-Year   10-Year
   For the     Interest    Hedging       For        on ARM    Expense   Perform.  Preferred  Income/  US Treas   US Treas
   Quarter      Income/    Expense/     Losses/     Sales/      (2)/      Fee/    Dividend/  Equity    Average   Average
    Ended       Equity     Equity       Equity      Equity     Equity    Equity     Equity    (ROE)     Yield     Yield
-----------------------------------   -----------------------------------------------------------------------------------

Mar 31, 1999      8.07%                   0.84%       -        1.58%       -        2.05%    3.60%      4.98%     -1.38%
Jun 30, 1999     11.17%                   0.85%       0.04%    1.70%       -        2.05%    6.60%      5.54%      1.06%
Sep 30, 1999     11.48%                   0.94%       0.02%    1.76%       -        2.05%    6.75%      5.88%      0.87%
Dec 31, 1999     11.09%                   0.89%       -        1.86%       -        2.05%    6.29%      6.14%      0.15%
Mar 31, 2000     11.47%                   0.41%       -        1.81%       -        2.06%    7.20%      6.47%      0.73%
Jun 30, 2000     10.74%                   0.47%       0.06%    1.78%       -        2.05%    6.50%      6.18%      0.32%
Sep 30, 2000     11.01%                   0.33%       -        2.07%       -        2.05%    6.56%      5.89%      0.67%
Dec 31, 2000     11.77%                   0.21%       0.29%    2.37%     0.06%      2.05%    7.37%      5.57%      1.80%
Mar 31, 2001     17.40%     0.18%(3)      0.22%       -        2.59%     1.12%      2.03%   11.24%      5.04%      6.21%
Jun 30, 2001     18.50%     0.55%(3)      0.18%       -        2.81%     1.26%      1.97%   11.73%      5.28%      6.45%
Sep 30, 2001     21.36%     0.55%(3)      0.25%       -        3.07%     1.76%      1.80%   13.94%      4.99%      8.95%

----------

(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees.

(3)  Reflects implementation of FAS 133.

The increase in the Company's return on common equity in the third quarter of 2001, compared to the third quarter of 2000, is due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities, a decrease in the Company's provision for losses, and a decrease in the impact of the preferred dividend. These positive impacts on the Company's return on equity were partially offset by the performance based fee and an increase in hedging expense and other expenses.

The following table presents the components of the Company's net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                    For the quarters ended September 30,
                                                    ------------------------------------
                                                          2001              2000
                                                      ------------      ------------
     Coupon interest income on ARM assets             $     72,164      $     74,738
     Amortization of net premium                            (6,218)           (3,885)
     Amortization of Cap Agreements                             --              (467)
     Amort. of deferred gain from hedging                       --               285
     Cash and cash equivalents                                 303               346
                                                      ------------      ------------
         Interest income                                    66,249            71,017
                                                      ------------      ------------

     Reverse repurchase agreements                          33,788            50,867
     AAA notes payable                                       5,544            12,375
     Other borrowings                                        2,245               462
     Interest rate swaps                                     4,879            (1,665)
                                                      ------------      ------------
         Interest expense                                   46,456            62,039
                                                      ------------      ------------

     Net interest income                              $     19,793      $      8,978
                                                      ============      ============

As presented in the table above, the Company's net interest income increased by $10.8 million in the third quarter of 2001 compared to the third quarter of 2000. The most significant change was the decline in interest expense of $15.6 million. The following two tables explain the increase in terms of volume and rate variances.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                     For the quarters ended September 30,
                                             ------------------------------------------------------------------------------------
                                                               2001                                      2000
                                             -----------------------------------------   ----------------------------------------
                                                                            Interest                                   Interest
                                               Average      Effective        Income/       Average      Effective       Income/
                                               Balance         Rate          Expense       Balance        Rate          Expense
                                             -----------    -----------    -----------   -----------   -----------    -----------
Interest Earning Assets:
  Adjustable-rate mortgage assets            $ 4,593,688           5.74%   $    65,946   $ 4,046,485          6.99%   $    70,671
  Cash and cash equivalents                       47,745           2.54            303        19,605          7.00            346
                                             -----------    -----------    -----------   -----------   -----------    -----------
                                               4,641,433           5.71         66,249     4,066,090          6.99         71,017
                                             -----------    -----------    -----------   -----------   -----------    -----------
Interest Bearing Liabilities:
  Reverse repurchase agreements                3,492,997           4.43         38,667     2,999,417          6.56         49,202
  Collateralized notes payable                   498,110           4.45          5,544       666,327          7.43         12,375
  Other borrowings                               211,450           4.25          2,245        22,774          8.11            462
                                             -----------    -----------    -----------   -----------   -----------    -----------
                                               4,202,557           4.42         46,456     3,688,518          6.73         62,039
                                             -----------    -----------    -----------   -----------   -----------    -----------

Net Interest Earning Assets and Spread $         438,876           1.29%   $    19,793   $   377,572          0.26%   $     8,978
                                             ===========    ===========    ===========   ===========   ===========    ===========
Yield on Net Interest Earning Assets (1)                           1.71%                                      0.88%
                                                            ===========                                ===========

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                                  Three Months Ended September 30,
                                                          2001 versus 2000
                                             ------------------------------------------
                                                Rate           Volume          Total
                                             ----------      ----------      ----------
     Interest Income:
        ARM assets                           $  (12,580)     $    7,856      $   (4,725)
        Cash and cash equivalents                  (222)            178             (43)
                                             ----------      ----------      ----------
                                                (12,802)          8,034          (4,768)
                                             ----------      ----------      ----------
     Interest Expense:
        Reverse repurchase agreements           (15,999)          5,464         (10,535)
        Collateralized notes payable             (4,959)         (1,872)         (6,831)
        Other borrowings                           (220)          2,003           1,783
                                             ----------      ----------      ----------
                                                (21,178)          5,595         (15,583)
                                             ----------      ----------      ----------

     Net interest income                     $    8,376      $    2,439      $   10,815
                                             ==========      ==========      ==========

As a result of the yield on the Company's interest-earning assets decreasing to 5.71% during the third quarter of 2001 from 6.99% during the same period of 2000 and the Company's cost of funds decreasing to 4.42% from 6.73% during the same time periods, net interest income increased by $10,815,000. This increase in net interest income is primarily a favorable rate variance, combined with a less significant favorable volume variance. The favorable rate variance of $8,376,000 was primarily due to a favorable rate variance of $21,178,000 on borrowings, which was partially offset by an unfavorable rate variance of $12,802,000 on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during the third quarter of 2001 compared to the same period in 2000 increased net interest income in the amount of $2,439,000. The average balance of the Company's interest-earning assets was $4.641 billion during the third quarter of 2001, compared to $4.066 billion during the same period of 2000, an increase of 14.1%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                                                                                                                  Yield on
                     Average      Wgt Avg                              Yield on                                      Net
    As of the       Interest       Fully      Weighted                 Interest                     Net           Interest
     Quarter         Earning      Indexed      Average       Yield      Earning     Cost of       Interest         Earning
      Ended          Assets       Coupon       Coupon       Adj (2)     Assets       Funds         Spread           Assets
    ---------       --------      -------     --------      -------    --------     -------       --------        --------

Mar 31, 1999     $  4,196.4        6.85%        7.03%       1.31%       5.71%       5.36%           0.35%            0.63%
Jun 30, 1999     $  4,405.3        7.10%        6.85%       1.11%       5.74%       5.40%           0.34%            0.82%
Sep 30, 1999     $  4,552.1        7.20%        6.85%       0.76%       6.09%       5.74%           0.35%            0.82%
Dec 31, 1999     $  4,449.0        7.51%        7.08%       0.70%       6.38%       6.47% (3)      -0.09% (3)        0.81%
Mar 31, 2000     $  4,471.0        7.77%        7.26%       0.68%       6.58%       6.32%           0.26%            0.83%
Jun 30, 2000     $  4,344.6        7.87%        7.48%       0.59%       6.89%       6.75%           0.14%            0.81%
Sep 30, 2000     $  4,066.1        7.84%        7.68%       0.68%       7.00%       6.72%           0.28%            0.88%
Dec 31, 2000     $  4,131.4        7.46%        7.75%       0.69%       7.06%       6.75% (3)       0.31% (3)        0.93%
Mar 31, 2001     $  4,260.2        6.64%        7.47%       0.79%       6.68%       5.48%           1.20%            1.34%
Jun 30, 2001     $  4,394.4        6.06%        6.84%       0.97%       5.87%       4.75%           1.12%            1.43%
Sep 30, 2001     $  4,641.4        5.63%        6.49%       0.85%       5.64%       3.74%           1.90%            1.71%

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                          Amort of
                                      Impact of                         Deferred Gain
    As of the        Premium/         Principal          Hedging            From              Total
     Quarter         Discount          Payments         Activity/          Hedging            Yield
      Ended            Amort          Receivable          Other           Activity         Adjustment
    ---------        --------         ----------        ---------       -------------      ----------

Mar 31, 1999              1.09%            0.10%            0.15%           (0.03)%             1.31%
Jun 30, 1999              0.87%            0.13%            0.13%           (0.02)%             1.11%
Sep 30, 1999              0.51%            0.13%            0.13%           (0.01)%             0.76%
Dec 31, 1999              0.51%            0.09%            0.11%           (0.01)%             0.70%
Mar 31, 2000              0.57%            0.07%            0.07%           (0.03)%             0.68%
Jun 30, 2000              0.46%            0.10%            0.06%           (0.03)%             0.59%
Sep 30, 2000              0.56%            0.10%            0.05%           (0.03)%             0.68%
Dec 31, 2000              0.54%            0.13%            0.05%           (0.03)%             0.69%
Mar 31, 2001              0.61%            0.14%            0.04%              -- %             0.79%
Jun 30, 2001              0.74%            0.20%            0.03%              -- %             0.97%
Sep 30, 2001              0.69%            0.14%            0.02%              -- %             0.85%

The Company's spreads and net interest income has also been negatively impacted since early 1998 by the spread relationship between U.S. Treasury rates and LIBOR. This spread relationship has impacted the Company negatively because a portion of the Company's ARM portfolio is indexed to U.S. Treasury rates and the interest rates on all of the Company's borrowings tend to change with changes in LIBOR. During 1998, 1999 and 2000, the Company reduced its exposure to ARM assets indexed to U.S. Treasury rates through the product mix of its sales and acquisitions in order to reduce the negative impact of this situation. Current acquisitions of U.S. Treasury indexed ARM assets are purchased at a price that the Company believes will result in a yield that will compensate the Company for the spread relationship between U.S. Treasury rates and LIBOR. The following table presents historical data since the year the Company commenced operations regarding this relationship as well as data regarding the percent of the Company's ARM portfolio that is indexed to U.S. Treasury rates. As presented in the table below, the Company has reduced the non-Hybrid ARM portfolio that is indexed to U.S. Treasury rates to 26.0% of the ARM portfolio at September 30, 2001 from 49.0% as of the end of 1997. The data is as follows:

    ONE-YEAR U.S. TREASURY RATES COMPARED TO ONE- AND THREE-MONTH LIBOR RATES

                                                                   Average Spread
                                                                   Between 1 Year      Percent of ARM
                                                                    U.S. Treasury         Portfolio
                                Average 1 Year    Average 1 and 3   Rates and 1 & 3      Indexed to 1
                                 U.S. Treasury      Month LIBOR       Month LIBOR         Year U.S.
     For the Year Ended          Rates During      Rates During      Rates During      Treasury Rates
        December 31,                Period            Period            Period        at End of Period
     ------------------         --------------    ---------------  ----------------   ----------------
     1993                               3.43%             3.25%            0.18%             20.9%
     1994                               5.32%             4.61%            0.71%             15.5%
     1995                               5.94%             6.01%           -0.07%             19.3%
     1996                               5.52%             5.48%            0.04%             45.4%
     1997                               5.63%             5.69%           -0.06%             49.0%
     1998                               5.05%             5.57%           -0.52%             34.7%
     1999                               5.08%             5.33%           -0.25%             31.4%
     2000                               6.11%             6.47%           -0.36%             33.9%

     For the Quarter Ended

     Mar 31, 1999                       4.67%             4.98%           -0.31%             34.8%
     Jun 30, 1999                       4.88%             5.02%           -0.14%             32.5%
     Sep 30, 1999                       5.16%             5.36%           -0.20%             30.5%
     Dec 31, 1999                       5.62%             5.96%           -0.34%             31.4%
     Mar 31, 2000                       6.19%             6.02%            0.17%             31.7%
     Jun 30, 2000                       6.22%             6.55%           -0.33%             29.8%
     Sep 30, 2000                       6.13%             6.66%           -0.53%             30.5%
     Dec 31, 2000                       5.91%             6.67%           -0.77%             34.4%
     Mar 31, 2001                       4.59%             5.42%           -0.83%             35.5%
     Jun 30, 2001                       3.77%             4.22%           -0.45%             31.8%
     Sep 30, 2001                       3.34%             3.51%           -0.16%             26.0%

The Company recorded hedging expense during the third quarter of 2001 of $507,000. This expense was calculated based on the requirements of FAS 133, adopted by the Company as of January 1, 2001. At June 30, 2001, the fair value of the Company's Cap Agreements was $571,000 compared to a fair value of $209,000 as of September 30, 2001, a decrease in fair value of $362,000. The Company determined that the hedge utilizing Cap Agreements was not effective during the third quarter and, as a result, the Company recorded the change in fair value of the Cap Agreements as hedging expense. The Company also reclassified to earnings $145,000 of the transition adjustment recorded in Accumulated other comprehensive income on January 1, 2001, in connection with the implementation of FAS 133.

The Company's provision for estimated credit losses decreased to $231,000 for the quarter ended September 30, 2001 compared to $270,000 for same quarter in 2000, in part, because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure during the third quarter of 2000. During the Company's third quarter 2000 review of the level of its loan loss reserves and after considering its identifiable loss exposure to currently delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its loan loss reserves had reached a level such that it was appropriate to reduce the rate at which the Company is recording loss provisions. Since the commencement of acquiring whole loans in 1997, the Company has only experienced a loss on one loan, in the amount of $59,000, which was fully reserved and occurred in 2000. Furthermore, the Company estimates that its losses on loans currently identified as seriously delinquent and on the two REO properties will be immaterial and are also fully reserved. The Company will continue to review economic conditions and the quality of its loan portfolio and periodically adjust the rate at which it provides for losses. The Company's provision for estimated loan losses is based on a number of factors including, but not limited to, the outstanding principal balance of loans, historical loss experience, current economic conditions, borrower payment history, age of loans, loan-to-value ratios and underwriter standards applied by the originator. The Company includes the outstanding balance of loans which it has securitized and retained an exposure to credit losses, although the credit losses in certain securitization structures may be limited by third-party credit enhancement agreements. As of September 30, 2001, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 29.8% of the Company's portfolio of ARM assets or $1.551 billion.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                                                   For the quarters ended September 30,
                                                                   ------------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
     Net income                                                       $     14,585      $      7,016
        Additions:
          Provision for credit losses                                          231               270
          Net compensation related items & other                               134               179
          Hedging expense                                                      507                --
          Adj for non-REIT subsidiaries net loss                               138                --
        Deductions:
          Dividend on Series A Preferred Shares                             (1,670)           (1,670)
          Actual credit losses (recoveries) on ARM assets                      (49)             (265)
          Amortization of hedges                                              (391)               --
                                                                      ------------      ------------
     Taxable net income                                               $     13,485      $      5,530
                                                                      ============      ============

     Taxable income per share                                         $       0.54      $       0.26
                                                                      ============      ============

For the quarter ended September 30, 2001, the Company's ratio of operating expenses to average assets was 0.39% compared to 0.13% for the same period in 2000 and 0.31% for the prior quarter ended June 30, 2001. The most significant single increase to the Company's expenses was the performance based fee, $1,627,000, that the Manager earned during the third quarter of 2001 as a result of the Company achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. The Company's return on equity prior to the effect of the performance-based fee was 15.7% whereas the threshold, the average 10-year treasury rate plus 1%, was 5.99%. The Manager did not earn a performance-based fee during the third quarter of 2000. The Company's other expenses increased by approximately $931,000 from the third quarter of 2000 to the third quarter of 2001, primarily due the operations of the Company's taxable mortgage banking subsidiary, expenses associated with the Company's issuance of DERs and PSRs and other corporate matters. The operations of TMHL accounted for $800,000 of this increase. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions.

The Company pays the Manager an annual base management fee, generally based on average shareholders' equity, not assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.18% of the first $300 million of Average Shareholders' Equity, plus 0.87% of Average Shareholders' Equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since this management fee is based on shareholders' equity and not assets, this fee increases as the Company successfully accesses capital markets and raises additional equity capital and is, therefore, managing a larger amount of invested capital on behalf of its shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with the Company's return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                                    Total
    For the            Other Expenses/        Performance Fee/       G & A Expense/
 Quarter Ended         Average Assets          Average Assets        Average Assets
 -------------        ----------------        ----------------       --------------

Mar 31, 1999                 0.12%                    -                    0.12%
Jun 30, 1999                 0.12%                    -                    0.12%
Sep 30, 1999                 0.13%                    -                    0.13%
Dec 31, 1999                 0.13%                    -                    0.13%
Mar 31, 2000                 0.13%                    -                    0.13%
Jun 30, 2000                 0.13%                    -                    0.13%
Sep 30, 2000                 0.16%                    -                    0.16%
Dec 31, 2000                 0.18%                    -                    0.18%
Mar 31, 2001                 0.20%                  0.09%                  0.29%
Jun 30, 2001                 0.21%                  0.10%                  0.31%
Sep 30, 2001                 0.25%                  0.14%                  0.39%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2001, the Company's net income was $36,951,000 or $1.40 per share (Basic and Diluted EPS), based on a weighted average of 22,841,000 shares outstanding. That compares to $21,495,000, or $0.77 per share (Basic and Diluted EPS), based on a weighted average of 21,490,000 shares outstanding for the nine months ended September 30, 2000. Net interest income for this most recent nine-month period totaled $49,832,000, compared to $27,047,000 for the same period in 2000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first nine months of 2001, the Company recorded a gain on the sale of ARM securities of $1,000 as compared to a gain of $49,000 during the same period of 2000. Additionally, during the first nine months of 2001, the Company reduced its earnings and the carrying value of its ARM assets by reserving $562,000 for potential credit losses, compared to $983,000 during the first nine months of 2000. During the nine months ended September 30, 2001, the Company incurred operating expenses of $10,994,000, consisting of a base management fee of $3,463,000, a performance based fee of $3,624,000 and other operating expenses of $3,907,000. During the same period of 2000, the Company incurred operating expenses of $4,618,000, consisting of a base management fee of $3,086,000 and other operating expenses of $1,532,000.

The Company's return on average common equity was 12.3% for the nine months ended September 30, 2001 compared to 6.8% for the nine months ended September 30, 2000. The primary reasons for the higher return on average common equity is a higher interest rate spread, as discussed below, and the lower level of provisions for credit losses. These favorable changes were partially offset by increased operating expenses, primarily related to the impact of the performance based fee earned by the Manager during 2001 and expenses related to the Company's taxable mortgage banking subsidiary.

The following table presents the components of the Company's net interest income for the nine-month periods ended September 30, 2001 and 2000:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                          2001            2000
                                                       ----------      ----------

     Coupon interest income on ARM assets              $  222,416      $  229,124
     Amortization of net premium                          (16,237)        (12,226)
     Amortization of Cap Agreements                                        (1,938)
     Amortization of deferred gain from hedging                               882
     Cash and cash equivalents                                976             966
                                                       ----------      ----------
          Interest income                                 207,155         216,808
                                                       ----------      ----------

     Reverse repurchase agreements                        118,586         151,237
     AAA notes payable                                     22,396          40,722
     Other borrowings                                       7,148           1,097
     Interest rate swaps                                    9,193          (3,295)
                                                       ----------      ----------
          Interest expense                                157,323         189,761
                                                       ----------      ----------

     Net interest income                               $   49,832      $   27,047
                                                       ==========      ==========

As presented in the table above, the Company's net interest income increased by $22.8 million in the first nine months of 2001 compared to the same nine months of 2000. In general, this is the result of the Company's cost of funds decreasing by more than the decrease in the Company's interest income. The Company's interest income was $9.7 million lower, primarily due to lower interest rates and a higher level of net premium amortization, in part due to higher prepayment activity of the Company's ARM portfolio during the first nine months of 2001 as compared to the same period in 2000. The rate of prepayments averaged approximately 26% during the first nine months of 2001 compared to approximately 16% during the same period of 2000. The Company's interest expense decreased by $32.4 million, primarily due to lower interest rates. During the first nine months of 2001, the Federal Reserve Bank has lowered short-term interest rates by 3.5% and, as a result, the Company's cost of funds has decreased from 6.75% as of December 31, 2000 to 3.74% as of September 30, 2001, a decrease of 3.01%. The interest rates on the Company's ARM assets are also declining as a result of these lower short-term interest rates, but the changes to the interest rates on the Company's ARM assets generally take place over an approximate twelve month period of time. The yield has declined from 7.06% as of December 31, 2000 to 5.65% as of September 30, 2001, a decrease of 1.41%. As a result, during the first nine months of 2001, the Company has benefited from higher net interest income resulting from the effect of lower short-term interest rates. The Company expects this benefit to continue at a decreased level during the fourth quarter of 2001 and potentially into early 2002.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                               For the nine-month periods ended September 30,
                                           ------------------------------------------------------------------------------------
                                                              2001                                       2000
                                           -----------------------------------------   ----------------------------------------
                                                                          Interest                                   Interest
                                             Average       Effective       Income/       Average      Effective       Income/
                                             Balance         Rate          Expense       Balance         Rate         Expense
                                           -----------    -----------    -----------   -----------   -----------    -----------
Interest Earning Assets:
  Adjustable-rate mortgage assets          $ 4,398,423           6.25%   $   206,179   $ 4,274,828          6.73%   $   215,842
  Cash and cash equivalents                     35,175           3.70            976        19,075          6.75            966
                                           -----------    -----------    -----------   -----------   -----------    -----------
                                             4,433,598           6.23        207,155     4,293,903          6.73        216,808
                                           -----------    -----------    -----------   -----------   -----------    -----------
Interest Bearing Liabilities:
  Reverse repurchase agreements              3,304,397           5.16        127,779     3,126,870          6.31        147,942
  Collateralized notes payable                 545,776           5.47         22,396       773,705          7.02         40,722
  Other borrowings                             180,457           5.28          7,148        15,169          9.64          1,097
                                           -----------    -----------    -----------   -----------   -----------    -----------
                                             4,030,630           5.20        157,323     3,915,744          6.46        189,761
                                           -----------    -----------    -----------   -----------   -----------    -----------

Net Interest Earning Assets and Spread     $   402,969           1.03%   $    49,832   $   378,159          0.27%   $    27,047
                                           ===========    ===========    ===========   ===========   ===========    ===========
Yield on Net Interest Earning Assets (1)                         1.50%                                      0.84%
                                                          ===========                                ===========

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                                           Nine Months Ended September 30,
                                                                 2001 versus 2000
                                                  ------------------------------------------------
                                                      Rate             Volume            Total
                                                  ------------      ------------      ------------
     Interest Income:

     ARM assets                                   $    (15,457)     $      5,794      $     (9,663)
     Cash and cash equivalents                            (437)              447                10
                                                  ------------      ------------      ------------
                                                       (15,894)            6,241            (9,653)
                                                  ------------      ------------      ------------
     Interest Expense:
     Reverse repurchase agreements                     (27,028)            6,865           (20,163)
     Collateralized notes payable                       (8,973)           (9,353)          (18,326)
     Other borrowings                                     (496)            6,547             6,051
                                                  ------------      ------------      ------------
                                                       (36,497)            4,059           (32,438)
                                                  ------------      ------------      ------------

     Net interest income                          $     20,603      $      2,182      $     22,785
                                                  ============      ============      ============

Net interest income increased by $22,785,000 primarily as a result of the Company's cost of funds decreasing to 5.20% during the first nine months of 2001 from 6.46% during the first nine months of 2000, partially offset by a decrease of the yield on the Company's interest-earning assets which decreased to 6.23% from 6.73% for the same respective time periods. This increase in net interest income is the result of a favorable rate and volume variance. There was a net favorable rate variance of $20,603,000, which consisted of a favorable variance of $36,497,000 resulting from the decrease in the Company's cost of funds and an unfavorable variance of $15,894,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets. The increased average size of the Company's portfolio during the first nine months of 2001 compared to the same period of 2000 resulted in higher net interest income in the amount of $2,182,000. The average balance of the Company's interest-earning assets was $4.434 billion during the first nine months of 2001 compared to $4.294 billion during the first nine months of 2000, an increase of 3.3%.

During the first nine months of 2001, the Company realized a net gain from the sale of ARM securities and fixed-rate loans in the amount of $1,000 as compared to $49,000 during the first nine months of 2000. The sale of ARM securities during the first nine months of 2001 resulted in a net loss of $1,000 and the sale of fixed-rate loans by the Company's taxable mortgage banking subsidiary resulted in a gain of $2,000. The gain from the sale of ARM assets during 2000 was a result of the Company's re-securitization of Other Investment ARM securities and the subsequent sale of AAA and AA rated securities resulting from this re-securitization. As a result of this transaction, the Company improved its liquidity, the credit quality of its ARM portfolio and recorded a small gain.

The Company recorded an expense for estimated credit losses in the amount of $562,000 during the nine months ended September 30, 2001, compared to $983,000 during the same period of 2000, primarily because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure during the third quarter of 2000 after doing a review of the historical loss experience of the Company's whole loans and after reviewing the expected losses related to delinquent whole loans.

For the nine months ended September 30, 2001, the Company's ratio of operating expenses to average assets was 0.33% as compared to 0.15% for the same period of 2000. During the first nine months of 2001, the Manager earned a performance-based fee of $3,624,000 or 0.11% of average assets. The Manager did not earn a performance-based fee during the same nine months of 2000. The Company's other expenses increased by approximately $2,375,000 for the nine months ended September 30, 2001 compared to the same nine-month period in 2000, primarily due to the operations of the Company's taxable mortgage banking subsidiary, TMHL, and other corporate matters. The operations of TMHL accounted for $1,818,000 of this increase, 76.5% of the increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended September 30, 2001 consisted of reverse repurchase agreements, which totaled $3.952 billion, collateralized notes payable, which had a balance of $474.6 million and whole loan financing facilities, which had a balance of $416.5 million. The Company's other significant sources of funds for the quarter ended September 30, 2001 consisted primarily of payments of principal and interest from its ARM assets in the amount of $640.3 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at September 30, 2001, had a weighted average effective cost of 3.27%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.3 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. Two of the whole loan financing facilities are committed facilities that mature in January 2002 and March 2002. The Company has also entered into a third whole loan financing facility that does not have a committed borrowing capacity or a stated maturity date. As of September 30, 2001, $1.031 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from 6 to 24 months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with twenty-two different financial institutions and on September 30, 2001, had borrowed funds with fourteen of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 2.8%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended September 30, 2001. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of September 30, 2001, the Company had $474.6 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of September 30, 2001, the Company had entered into three whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $150 million. This facility matures in January 2002. The Company has a second committed whole loan financing facility that has a borrowing capacity of $300 million. This second committed facility matures in March 2002. The Company has also entered into an uncommitted whole loan financing facility that the Company expects to convert into a one-year committed facility with a borrowing capacity of $150 million during the fourth quarter of 2001. As of September 30, 2001, the Company had $416.5 million borrowed against these whole loan financing facilities at an effective cost of 3.09%.

On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During August 2001, the Company completed a public offering of 5,791,500 shares of its common stock, for which it received net proceeds of $86.9 million. As of September 30, 2001, $316.8 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares, as defined in the DRP. During the three- and nine-month periods ended September 30, 2001, the Company issued 53,343 and 88,077 shares of common stock, respectively, under the DRP and received net proceeds of $0.8 and $1.3 million, respectively.

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

OTHER MATTERS

As of September 30, 2001, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.5% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 98.8% of its 2001 revenue for the first nine months of 2001 qualifies for the 75% source of income test and 100% of its revenue qualifies for the 90% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
              At September 30, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  See "Exhibit Index"

         (b)  Reports on Form 8-K

              The Company filed the following Current Report on Form 8-K during the period covered by this Form 10-Q:

               (i) Current Report on Form 8-K, dated July 20, 2001 regarding the Registrant's Press Release dated July 17, 2001 announcing the Registrant's second quarter earnings.

               (ii) Current Report on Form 8-K, dated August 13, 2001 regarding the Registrant's public offering of 5,500,000 shares and related underwriting agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                             THORNBURG MORTGAGE, INC.



Dated:     November 9, 2001                  By:   /s/ Larry A. Goldstone
                                                  ------------------------------
                                                  Larry A. Goldstone
                                                  President and Chief Operating
                                                  Officer
                                                  (authorized officer of
                                                  registrant)




Dated:     November 9, 2001                  By:  /s/ Richard P. Story
                                                  ------------------------------
                                                  Richard P. Story,
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  10.3.3 Amendment dated July 17, 2001 to the amended and restated 1992 Stock Option and Incentive Plan
                         (supercedes form of Exhibit 10.3.3 previously filed)