Form 10-K
period 2001-12-31
THORNBURG MORTGAGE INC
filed 2002-03-27
CIK 892535

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------- EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        -----------         ------------

                        COMMISSION FILE NUMBER: 001-11914

                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                     MARYLAND                              85-0404134
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)

                        150 WASHINGTON AVENUE, SUITE 302
                           SANTA FE, NEW MEXICO                 87501
               (Address of principal executive offices)       (Zip Code)

           Registrant's telephone number, including area code (505) 989-1900

           Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class                                           Name of Exchange on Which Registered
---------------------------------------------------------------------     ------------------------------------
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

           Yes      X        No
                ---------        -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 4, 2002, the aggregate market value of the voting stock held by non-affiliates was $759,553,913, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 4, 2002:  39,290,516

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement dated March 27, 2002, issued in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 25, 2002, are incorporated by reference into Parts I and III.

================================================================================

                       This Page Left Intentionally Blank

                            THORNBURG MORTGAGE, Inc.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I
                                                                                  Page
                                                                                  ----
     ITEM 1.      BUSINESS......................................................     4

     ITEM 2.      PROPERTIES....................................................    23

     ITEM 3.      LEGAL PROCEEDINGS.............................................    23

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    23

                                     PART II

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS .....    24

     ITEM 6.      SELECTED FINANCIAL DATA.......................................    25

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............    26

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                      ABOUT MARKET RISKS........................................    48

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    48

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.......................    48

                                    PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    48

     ITEM 11.     EXECUTIVE COMPENSATION........................................    48

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT................................................    48

     ITEM 13.     CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS...............    48

                                     PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K.......................................    49

     FINANCIAL STATEMENTS.......................................................    F-1

     SIGNATURES

     EXHIBIT INDEX

                                     PART I


ITEM 1. BUSINESS

GENERAL

We are a single-family residential mortgage origination and acquisition company that originates, acquires and invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While we are not a bank or savings and loan, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We use our equity capital and borrowed funds to invest in ARM assets and seek to generate income for distribution to our shareholders based on the difference between the yield on our ARM assets portfolio and the cost of our borrowings. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust ("REIT") and therefore generally pass through substantially all of our earnings to shareholders without paying federal or state income tax at the corporate level. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT." We have five qualified REIT subsidiaries, two of which are involved in financing our mortgage loan assets. The two financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are consolidated in our financial statements and federal and state tax returns.

We also have a wholly owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), that conducts our mortgage loan acquisition and origination activities. TMHL acquires or originates single-family residential mortgage loans through three channels: bulk acquisitions, correspondent lending and direct lending. TMHL finances the loans through four warehouse borrowing arrangements, pools loans for securitization and sale to us, and occasionally sells loans to third parties. TMHL's two wholly owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the securitization and financing of loans. Effective December 31, 2001, we changed the tax status of TMHL and its subsidiaries from taxable REIT subsidiaries to qualified REIT subsidiaries because we determined that the activities of these subsidiaries are consistent with permitted REIT activities and the change would not jeopardize our ability to maintain our tax status as a REIT.

Thornburg Mortgage Advisory Corporation (the "Manager") carries out our day-to-day operations, subject to the supervision of our Board of Directors and under the terms of a management agreement (the "Management Agreement"). See "Employees - The Management Agreement."

OPERATING POLICIES AND STRATEGIES

Investment Strategies

In the past, our investment strategy consisted solely of purchasing ARM securities and large packages of ARM loans that other mortgage lending institutions had originated and serviced. In 1999, we created a new correspondent lending program, which currently includes approximately 50 approved financial institutions, that enables us to directly acquire ARM loans that meet our underwriting guidelines. In 2000, we began originating loans directly through TMHL. Currently, TMHL is authorized to lend in thirty-nine states and intends eventually to be licensed nationwide. Our origination of loans for our own portfolio will enable us to design our loan products to appeal to high quality, more sophisticated borrowers. In addition, we believe that full diversification of our sources for ARM loans and ARM securities will enable us to consistently acquire and create high quality assets at attractive yields for our portfolio.

We purchase ARM assets from broker-dealers and financial institutions that regularly make markets in these assets. We also purchase ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe that we have a competitive advantage in the acquisition and investment of these mortgage securities and loans due to the low cost of our operations relative to traditional mortgage investors, such as banks and savings and loans.

Our mortgage assets portfolio may consist of either U.S. Government agency or privately issued (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs") which are generally backed by high quality mortgage-backed securities ("MBS"), ARM loans, fixed rate MBS that have an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. We also invest in hybrid ARM assets ("Hybrid ARMs"). Hybrid ARMs are typically 30-year loans that have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. We limit our ownership of Hybrid ARMs with fixed rate periods of greater than five years to no more than 10% of our total assets.

Our investment policy is to invest at least 70% of total assets in High Quality adjustable and variable rate mortgage securities and short term investments. High Quality means:

     (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government;

     (2) securities that are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies");

     (3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager and approved by our Board of Directors; or

     (4) the portion of ARM or Hybrid ARM loans that have been deposited into a trust and have received a credit rating of "AA" or better from at least one Rating Agency.

The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

     (1) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of "BBB" or "Baa" or better by at least one of the Rating Agencies;

     (2) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to "A" quality standards, and acquired for the purpose of future securitization;

     (3) fixed rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties;

     (4) real estate properties acquired as a result of foreclosing on our ARM loans; or

     (5) as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of loan acquisition and securitization efforts and that equal an amount no greater than 17.5% of our shareholders' equity, measured on a historical cost basis.

We currently invest less than 3%, and have in the past generally invested less than 15%, of our total assets in Other Investment assets, excluding loans held for securitization. We do not expect to significantly increase our investment in Other Investment securities despite their generally higher yield. This is primarily due to the difficulty of financing such assets at reasonable financing terms and values through all economic cycles.

Our status as a mortgage REIT enables tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts, to purchase our securities. We generally do not invest in real estate mortgage investment conduit ("REMIC") residuals or other CMO residuals which would result in the creation of excess inclusion income or unrelated business taxable income for tax-exempt investors and which would prevent such investors from investing in our securities.

Acquisition and Securitization of ARM and Hybrid ARM Loans

Through TMHL, we acquire existing pools of ARM and Hybrid ARM loans and individual loans directly from loan originators. We also originate mortgage loans on a retail basis. We intend to securitize all loans that we acquire from third parties and that we originate. We hold the securitized loans in our ARM securities portfolio as High Quality assets. We believe that the acquisition and origination of ARM loans for securitization benefits us by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) potentially higher yielding investments in our portfolio.

Bulk Acquisitions and Correspondent Lending

We use two methods, bulk acquisitions and correspondent lending, to acquire third party-originated single-family residential ARM and Hybrid ARM loans. In both methods, we use our in-house staff as well as third party credit underwriters to verify the credit quality of the borrowers, as well as the soundness of the mortgage collateral securing the individual loans. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan meets the seller's underwriting standards and other requirements. A seller who breaches such representations and warranties may be obligated to repurchase the loan. As added security, we use the services of a third party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original individual loan closing documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

In the Bulk Acquisition Method (the "Bulk Method"), mortgage originators or aggregators sell us pools of ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller's loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when all of the borrowers have had their incomes and assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party then perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. We generally do not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific criteria such as property location, loan size, effective loan-to-value ratios, borrowers' credit score and other criteria that we believe to be important indicators of credit risk.

In the Flow Acquisition Method (the "Flow Method"), we acquire mortgage loans largely from correspondent lenders who originate such loans using our internally developed loan programs, credit guidelines and underwriting criteria. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents' pre-approved product specifications and underwriting guidelines. We pre-qualify all correspondents to determine their financial strength and the soundness of their own established in-house mortgage procedures. Correspondents underwrite each borrower's credit and the value of each property to our approved specifications. This is the same process that originators/sellers use in the Bulk Method except that in the Flow Method we have pre-approved or developed all of the application processing, loan underwriting, credit approval and appraisal guidelines to meet our own credit criteria and portfolio requirements.

Prior to closing, we or designated mortgage insurance companies review all of the loans identified in the Flow Method to insure product quality and compliance with our guidelines. We also obtain a mortgage score for each of the loans acquired through the Flow Method. The mortgage score evaluates not only the borrower's credit but also the geographic location of the property, the economic viability of the area, the general market conditions and the loan product chosen by the borrower. We believe that obtaining mortgage scores for the loans will help in reducing our securitization costs by insuring that we purchase the highest quality mortgage loans with the lowest risk possible. After closing, a third party performs an additional quality control review of certain loans for us in order to verify that such loans were properly underwritten and to confirm that the loan documents are complete and properly executed.

In the past, the originator or seller of the mortgage loans that we acquired through either the Bulk Method or the Flow Method generally retained the servicing rights of such loans. In the third quarter of 2000, we began purchasing the servicing rights on some of the loans that we acquired, with the intent of providing borrowers with integrated, high quality customer service as well as loan modification and refinance opportunities. These efforts are designed to lower prepayment rates on the portfolio through customer retention. In those cases where we buy the servicing rights together with the loans, we contract with a qualified third party subservicer to service the loans on a "private label" basis in our name.

Direct Loan Origination

Our retail lending strategy consists of using our portfolio lending capability, our competitive advantages and our technology to become a low cost, low overhead, efficient lender that provides attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. By eliminating intermediaries between us and the borrower, we expect to originate loans at attractive yields while still offering borrowers competitive mortgage rates. In expanding our retail origination business, we intend to continue our strategy of acquiring only High Quality mortgages with the same emphasis on loan quality as in our past loan acquisition activities.

We originate mortgage loans through TMHL. As of February 28, 2002, TMHL was authorized to originate loans in the following thirty-nine states:

          Alabama                     Kentucky               North Carolina
          Alaska                      Louisiana              North Dakota
          Arkansas                    Maine                  Oklahoma
          California                  Maryland               Oregon
          Colorado                    Massachusetts          South Carolina
          Connecticut                 Michigan               South Dakota
          Delaware                    Minnesota              Texas
          Florida                     Mississippi            Utah
          Georgia                     Missouri               Vermont
          Idaho                       Montana                Virginia
          Illinois                    Nebraska               West Virginia
          Indiana                     Nevada                 Wisconsin
          Iowa                        New Mexico             Wyoming

We use one of two channels to originate loans directly with borrowers. We originate loans using a call center, where borrowers can call us to inquire about loan products and interest rates, as well as to seek advice and counseling regarding qualifying for a loan and the approval process. In 2001, we expanded this channel to employ third party call center specialists versed in mortgage loan origination so that prospective borrowers are able to apply for a loan over the telephone. A completed mortgage loan application along with a request for additional supporting documentation is sent to the borrower for signature. Our loan processors, or their third party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

We also offer mortgages on-line utilizing a third party, private label, web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through our website, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, one of our representatives or agents is assigned the responsibility of completing the loan process on behalf of the borrower.

The mortgage origination process is a labor- and document-intensive business that requires significant "back office" systems and personnel. We have contracted with a third party mortgage service provider to provide all of the loan processing, underwriting, documentation and closing functions required to originate and close mortgage loans. Additionally, another third party service provider has staffed a mortgage loan call center for our benefit. These services are provided on a private label basis, meaning that these providers will identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment. Regardless of the origination channel, our borrowers are able to track the progress of an individual mortgage loan application as it makes its way through processing, underwriting and closing using our website. In this way, prospective borrowers are able to stay informed regarding the status of their loan application.

We have also contracted with a third party to provide private label loan servicing using our name for loans which we originate or purchase on a servicing-released basis. This third party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We pay fees for this service based on a fixed fee schedule and the number of loans serviced.

Securitization of ARM Loans

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a limited amount of credit enhancement, and, at times, we purchase an insurance policy from a third party financial guarantor that "wraps" the remaining balance of the loans to a credit rating of "AA" or better. Upon securitization, we hold the High Quality ARM securities and the subordinate certificates in our portfolio which we then finance in the repurchase agreement market or through the issuance of debt obligations in the capital markets. We have a policy that limits the amount of subordinate certificates created from these securitization efforts and rated below Investment Grade that we may hold in our portfolio to 17.5% of our shareholders' equity, as measured on a historical cost basis.

We also securitize eligible loans through a Fannie Mae program. We exchange pools of our eligible loans for Fannie Mae MBS. The MBS pay us interest and principal derived from the interest and principal payments on the underlying mortgages, less a fee paid to the servicer of the loans, and less a guaranty fee paid to Fannie Mae. In this way, we no longer have any credit exposure to the pool of mortgages and have exchanged the pool of mortgages for a High Quality asset. We also negotiate with Fannie Mae to securitize otherwise ineligible products through this program, although occasionally we will retain the credit exposure for the pool. See "Fannie Mae ARM Programs."

Financing Strategies

We finance the purchase of ARM assets using (i) equity capital and (ii) borrowings, such as reverse repurchase agreements, dollar-roll agreements, borrowings under lines of credit, and other secured or unsecured financings which we may establish with approved institutional lenders. We have established lines of credit and collateralized financing agreements with twenty-two different financial institutions. We generally expect to maintain an equity-to-assets ratio of between 8% and 10%, as measured on a historical cost basis. This ratio may vary from time to time within the above stated range depending upon market conditions and other factors that our management deems relevant, but cannot fall below 8% without the approval of our Board of Directors.

Our borrowings are primarily at short term rates and in the form of reverse repurchase agreements using our ARM securities as collateral. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender's agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender, under the Federal Bankruptcy Code, may be allowed to assume or reject the agreement to resell the assets. If a bankrupt lender rejects its obligation to resell pledged assets to us, our claim against the lender for the resulting damages may be treated as one of many unsecured claims against the lender's assets. These claims would be subject to significant delay and, if and when payments are received, they may be substantially less than the damages that we actually suffer. To mitigate this risk, we enter into collateralized borrowings with only financially sound institutions approved by our Board of Directors, including a majority of unaffiliated directors, and monitor the financial condition of such institutions on a regular, periodic basis.

We also finance the purchase of ARM assets by issuing debt obligations in the capital markets, which are collateralized by securitized pools of our ARM assets that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. Using such a structure enables us to issue debt that will not be subject to margin calls once the debt obligation has been issued.

We also enter into financing facilities for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization or until we arrange more permanent financing in a capital markets, collateralized debt transaction.

Our Bylaws limit borrowings, excluding the collateralized borrowings in the form of reverse repurchase agreements, dollar-roll agreements and other forms of collateralized borrowings discussed above, to no more than 300% of our net assets, on a consolidated basis, unless approved by a majority of our unaffiliated directors. This limitation generally applies only to our unsecured borrowings. For this purpose, the term "net assets" means our total assets (less intangibles) at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter in accordance with generally accepted accounting principles. Accordingly, the 300% limitation on unsecured borrowings does not affect our ability to finance our total assets with collateralized borrowings.

Hedging Strategies

We make use of hedging transactions to mitigate the impact of certain adverse changes in interest rates on our net interest income and fair value changes of our ARM assets. In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum rate. This lifetime interest rate cap is a component of the fair value of an ARM asset and can affect our net interest income. The borrowings that we incur to finance our ARM assets portfolio are not subject to equivalent interest rate caps. Accordingly, we purchase interest rate cap agreements ("Cap Agreements") to prevent our borrowing costs from exceeding the lifetime maximum interest rate on our ARM assets. These Cap Agreements have the effect of offsetting a portion of our borrowing costs if prevailing interest rates exceed the rate specified in the Cap Agreement. A Cap Agreement is a contractual agreement for which we pay a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements owned as of December 31, 2001, we will receive cash payments if the applicable index, generally the three- or six-month LIBOR index, increases above certain specified levels, which range from 5.875% to 12.00% and average approximately 10.05%. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap.

In addition, ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings that we incur do not have similar periodic caps. We generally do not hedge against the risk of our borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. We attempt to mitigate the effect of periodic caps in several ways. First, the yield on our ARM assets can change by more than the 1% or 2% per periodic interest rate adjustment limitation depending upon how prepayment activity changes as interest rates change. Second, beginning in 1998, we began to acquire variable rate CMOs and CBOs, Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of December 31, 2001, approximately $4.1 billion of our ARM securities and ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 71% of total ARM assets.

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings that have maturities that approximately match the interest rate adjustment periods on our ARM assets. Accordingly, most of our borrowings bear variable or short term fixed (one year or less) interest rates because, as of December 31, 2001, 58.3% of our ARM assets had interest rates that adjust within one year. However, for that part of our portfolio that is financing our Hybrid ARMs, which generally have fixed interest rate periods of from 3 to 10 years and, as of December 31, 2001, averaged a 3.7-year fixed rate period, we extend the maturity of our borrowings such that the difference between the duration of a Hybrid ARM and the duration of the fixed-rate liabilities and equity funding a Hybrid ARM have a duration difference of no more than one year. By maintaining a duration mismatch of less than one year, we expect the price change of our Hybrid ARM portfolio to be a maximum of 1% for every 1% change in interest rates. We generally accomplish this fixed rate maturity extension through the use of interest rate swap agreements in which we contractually agree to pay a fixed interest rate for a specified term and from which we receive a payment that varies monthly with the one month LIBOR Index. As of December 31, 2001, our current interest rate swap portfolio that hedged the financing of Hybrid ARMs had a remaining fixed rate term to maturity of 2.8 years and a duration mismatch of 0.17 years, which is in compliance with our hedging policy.

We may also enter into interest rate swap agreements to manage the average interest rate reset period on our borrowings that finance non-Hybrid ARMs. In accordance with the terms of the swap agreements, we pay a fixed rate of interest during the term of the agreements and receive a payment that varies monthly with the one month LIBOR Index. These agreements have the effect of fixing our borrowing costs on a similar amount of swaps that we own and, as a result, the interest rate variability of our borrowings is reduced. We may also use interest rate swap agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between our interest-yielding assets and the financing of such assets.

In the past, the ARM assets that we held were generally purchased at prices greater than par. We amortize the premiums paid for these assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected. To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices at or below par. Our portfolio of ARM assets is currently held at a net premium of 0.94%, down from 2.83% as of the end of 1997. We may also purchase limited amounts of "principal only" mortgage derivative assets backed by either fixed rate mortgages or ARM assets as a hedge against the adverse effect of increased prepayments. To date, we have not purchased any "principal only" mortgage derivative assets.

We may enter into other hedging-type transactions designed to protect our borrowings costs or portfolio yields from interest rate changes. We may also purchase "interest only" mortgage derivative assets or other derivative products for purposes of mitigating risk from interest rate changes. We have not, to date, entered into these types of transactions, but may do so in the future. In addition to the instruments described above, we may also use from time to time futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments. In order to use these instruments, we became registered and received an exemption from being classified as a "Commodity Pool Operator" by the Commodity Futures Trading Commission.

Effective January 1, 2001, we implemented Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 established a framework of accounting rules that standardizes accounting and reporting for all derivative instruments and requires that all derivative financial instruments be carried on the balance sheet at fair value. We expect to continue to use derivative instruments to the extent that we believe that the use of the derivative instruments meets our financial goals.

The hedging transactions that we currently use generally are designed to protect our net interest income during periods of changing market interest rates. We do not intend to hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge, particularly with respect to hedging against periodic cap risk. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT."

Operating Restrictions

Our Board of Directors has established our operating and investing policies and strategies, and any revisions in such policies and strategies require the approval of the Board of Directors, including a majority of the unaffiliated directors. In general, the Board of Directors has the power to modify or alter such policies without the consent of our shareholders.

We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines, which include restrictions on our acquisition, holding and sale of assets, thus limiting the investment strategies that we may employ. Substantially all the assets that we have acquired and will acquire for investment are expected to be Qualified REIT Assets as defined by the Internal Revenue Code of 1986, as amended (the "Code"). Our whole loans and our ARM securities and other MBS fall within the definition of Qualified REIT Assets.

We closely monitor our purchases of ARM assets and the income from such assets, including from our hedging strategies, so that we maintain our qualification as a REIT at all times. We developed certain accounting systems and testing procedures with the help of qualified accountants and tax experts to facilitate our ongoing compliance with the REIT provisions of the Code. See "Federal Income Tax Considerations - Requirements for Qualification as a REIT." We do not purchase any assets from or enter into any servicing or administrative agreements (other than the Management Agreement) with any entities affiliated with the Manager.

We at all times intend to conduct our business so that we are not regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities from regulation that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests"). Under the current interpretation of the staff of the Securities and Exchange Commission (the "SEC'), we must maintain at least 55% of our assets directly in Qualifying Interests in order to qualify for this exemption. We closely monitor our compliance with this requirement and we intend to maintain our exempt status. We have been able to maintain our exemption so far through the purchase of whole pool U.S. Government agency and privately issued ARM securities and loans that qualify for the exemption. See "Portfolio of Mortgage Assets - Pass-Through Certificates - Privately Issued ARM Pass-Through Certificates."

                          PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 2001, ARM assets comprised approximately 99% of our total assets. We have invested in the following types of mortgage assets in accordance with the operating policies established by our Board of Directors and described in "Business - Operating Policies and Strategies - Operating Restrictions."

PASS-THROUGH CERTIFICATES

Our investments in mortgage assets are concentrated in High Quality ARM pass-through certificates, which account for approximately 79% of the ARM assets that we hold. These certificates consist of U.S. Government agency and privately issued ARM pass-through certificates that meet the High Quality credit criteria. See "Operating Policies and Strategies - Investment Strategies." The High Quality ARM pass-through certificates that we acquire represent interests in ARM loans that are secured primarily by first liens on single-family (one-to-four units) residential properties, although we may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. We also include in this category of assets a portion of the ARM and Hybrid ARM loans that have been deposited in a trust and held as collateral for our notes payable in the amount equivalent to the "AAA" portion of the debt issued by the trust.

The following is a discussion of each type of pass-through certificate that we held as of December 31, 2001:

Freddie Mac ARM Programs

Freddie Mac is a shareholder-owned government sponsored enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of Freddie Mac consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. Each Freddie Mac ARM Certificate issued to date has been issued in the form of a pass-through certificate representing an undivided interest in a pool of ARM loans purchased by Freddie Mac. The ARM loans included in each pool are fully amortizing, conventional mortgage loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. The interest rates paid on Freddie Mac ARM Certificates adjust periodically on the first day of the month following the month in which the interest rates on the underlying mortgage loans adjust.

Freddie Mac guarantees to each holder of its ARM Certificates the timely payment of interest at the applicable pass-through rate and the ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related ARM loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy such obligations, distributions to holders of Freddie Mac ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of Freddie Mac ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

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

Privately Issued ARM Pass-Through Certificates

Privately issued ARM pass-through certificates are structured similar to the agency certificates discussed above but are issued by originators of, and investors in, mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM pass-through certificates are usually backed by a pool of conventional adjustable-rate mortgage loans and are generally structured with one or more types of credit enhancement, including pool insurance, guarantees, or subordination. Accordingly, privately issued ARM pass-through certificates typically are not guaranteed by an entity having the credit status of Freddie Mac or Fannie Mae.

Privately issued ARM pass-through certificates that are credit enhanced by mortgage pool insurance provide us with an alternative source of ARM assets (other than agency ARM assets) that meet the Qualifying Interests test for purposes of maintaining our exemption under the Investment Company Act. However, since many providers of mortgage pool insurance have stopped providing such insurance, agency ARM securities and whole loans are currently our primary sources of Qualifying Interests in real estate.

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

The CBOs that we acquire are debt obligations, but are secured by security interests in portfolios of High Quality, low duration, mortgage-backed, asset-backed and other fixed and floating rate securities managed by third-parties. We only acquire CBOs that have portfolios that consist primarily of either real estate qualifying assets or High Quality mortgage-backed securities. In a CBO transaction, principal and interest payments are used to pay current period interest and any excess is reinvested into the portfolio. The amount of proceeds at maturity on the CBO classes that we own is generally dependent upon the total rate of return performance of the underlying collateral and can result in a final redemption value that is less than the face value of the investment. CBOs typically do not amortize monthly; rather, they mature on a specific maturity date.

Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs, CBOs or multi-class pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

The multi-class pass-through securities that we own are backed by ARM assets or ARM loans and are typically structured into classes designated as senior classes, mezzanine classes and subordinated classes. We also own variable rate classes of CMOs and CBOs that are backed by both fixed- and adjustable-rate mortgages that are issued by Freddie Mac, Fannie Mae and other private issuers.

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

The mezzanine classes of a multi-class pass-through security generally have a slightly greater risk of principal loss than the senior classes since they provide some credit enhancement to the senior classes. In most instances, mezzanine classes participate on a pro-rata basis with senior classes in their right to receive cash flow and have expected lives similar to the senior classes. In other instances, mezzanine classes are subordinate in their right to receive cash flow and have average lives that are longer than the senior classes. However, in all cases, a mezzanine class has a similar or slightly lower credit rating than the senior class from the Rating Agencies. Generally, the mezzanine classes that we have acquired are rated High Quality.

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

The subordinated classes that we have acquired were all rated at least Investment Grade at the time of purchase by one of the Rating Agencies, and in certain cases are High Quality, or were created as part of our process of securitizing whole loans. The subordinated classes we have acquired in the open market are limited in amount and bear yields that we believe are commensurate with the increased risks involved. In general, we acquire subordinated classes after they have been issued for some time (or are "seasoned") and when the more senior classes of the multi-class security have been paid down to levels that mitigate the risk of nonpayment on the subordinated classes.

The market for subordinated classes is not extensive and at times may be illiquid. In addition, our ability to sell subordinated classes is limited by the REIT provisions of the Code. We have not purchased any subordinated classes that are not Qualified REIT Assets. The subordinated classes that we acquire which are not High Quality, together with our other investments in Other Investment assets, may not, in the aggregate, comprise more than 30% of our total assets, in accordance with our investment policy.

The variable rate classes of CMOs and CBOs that we own generally float at a spread to the one-month LIBOR index and are backed by mortgages that are either fixed-rate or are adjustable-rate mortgages indexed to the one-year U. S. Treasury yield or a Cost of Funds index.

ARM AND HYBRID ARM LOANS

When acquiring ARM and Hybrid ARM loans, we focus our attention on the key aspects of a borrower's profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. Our loan programs generally focus on larger down payments, borrowers with adequate liquid asset reserves, job stability, excellent credit (as measured by a credit report and a credit score) and a conservative appraisal process. The ARM and Hybrid ARM loans that we have acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets. We acquire loans that are generally underwritten to "A" quality standards. We consider loans to be "A" quality when they are underwritten so as to assure that the borrower has adequate verified income to make the required loan payment, adequate verified equity in the underlying property, adequate liquid asset reserves, job stability and is willing and able to repay the mortgage as demonstrated by an excellent credit history. As a result, the loans that we acquire are generally fully documented loans, generally with 80% or lower effective loan-to-property-value ratios based on independently appraised property values, or are seasoned loans with good payment history. The average effective loan-to-value ratio of our loans averaged 66.2% as of December 31, 2001.

If an ARM or Hybrid ARM loan acquired has a loan-to-property-value that is above 80%, then we require the borrower to pay for private mortgage insurance providing additional protection to us against credit risk. We only acquire loans with original maturities of forty years or less. The ARM and Hybrid ARM loans are either fully amortizing or are interest only, generally up to ten years, and fully amortizing thereafter. All ARM loans that we acquire bear an interest rate that is tied to an interest rate index. Some loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The ARM loans generally adjust based upon the following indices: a U.S. Treasury Bill index, a LIBOR index, a Certificate of Deposit index, a Cost of Funds index or Prime Rate index. The Hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then convert to an ARM loan with the features of an ARM loan described above.

                                  RISK FACTORS

FORWARD-LOOKING STATEMENTS

In accordance with the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), we can obtain a "safe harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "will," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected.

The following is a summary of the risk factors that we currently believe are important and that could cause our results to differ from expectations. Readers should not construe such factors as exhaustive or as an admission regarding the adequacy of any disclosure that we made prior to the effective date of the 1995 Act.

IF THE INTEREST PAYMENTS ON OUR BORROWINGS INCREASE RELATIVE TO THE INTEREST WE EARN ON OUR ARM ASSETS, IT MAY ADVERSELY AFFECT OUR PROFITABILITY.

We earn money based upon the spread between the interest payments that we earn on the ARM assets in our investment portfolio and the interest payments that we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our ARM assets, our profitability may be adversely affected.

DIFFERENCES IN TIMING OF INTEREST RATE ADJUSTMENTS ON OUR ARM ASSETS AND OUR BORROWINGS MAY ADVERSELY AFFECT OUR PROFITABILITY.

The ARM assets that we acquire have adjustable or variable rates. This means that their interest rates may change over time based upon changes in an objective interest rate index, such as:

          o London Interbank Offered Rate ("LIBOR"). The interest rate that banks in London offer for deposits in London of U.S. dollars.

          o Treasury Index. An annual, monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

          o CD Rate. The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

          o Cost of Funds. The actual cost of funds of savings institutions, as reported by the Office of Thrift Supervision.

Accordingly, if short term interest rates increase, this may adversely affect our profitability because the interest rates on our borrowings generally adjust more frequently than the interest rates on our ARM assets.

INTEREST RATE CHANGES WILL AFFECT OUR ARM ASSETS AND BORROWINGS DIFFERENTLY WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

Interest rate changes may also impact our ARM assets and borrowings differently because our ARM assets are indexed to various indices whereas the interest rates on our borrowings generally move with changes in LIBOR. Although we have always favored acquiring LIBOR-based ARM assets in order to reduce this risk, LIBOR-based ARMs are not generally well accepted by homeowners in the U.S. As a result, we have acquired ARM assets indexed to a mix of indices in order to diversify our exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally consider U.S. Treasury instruments to be a safe haven for investments. Our ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas our borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, our income can improve or decrease depending on the relationship between the various indices that our ARM assets are indexed to compared to changes in our cost of funds.

INTEREST RATE CAPS ON OUR ARM ASSETS MAY ADVERSELY AFFECT OUR PROFITABILITY.

Our ARM assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount by which an interest rate can increase during any given period. Lifetime interest rate caps limit the amount by which an interest rate can increase through maturity of an ARM asset. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our ARM assets would be limited by caps. In order to mitigate the risks from lifetime interest rate caps, we purchase interest rate cap agreements that result in our receiving cash payments if the interest rate indices specified in the cap agreements exceed certain levels.

OUR USE OF HEDGING STRATEGIES TO MITIGATE OUR INTEREST RATE AND PREPAYMENT RISKS MAY NOT BE EFFECTIVE.

Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us mitigate the interest rate risks described above. However, no hedging strategy can completely insulate us from risk. Furthermore, certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge against such risks. We will not enter into hedging transactions if we believe they will jeopardize our status as a REIT. In addition, we do not use a hedging strategy with respect to the final year of the fixed term of our hybrid ARM assets, which may expose us to additional risk in periods of rising interest rates.

AN INCREASE IN PREPAYMENT RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

We have purchased ARM securities that have a higher interest rate than the market interest rate at the time of purchase. In exchange for this higher interest rate, we must pay a premium over the outstanding balance to acquire the ARM asset. In accordance with accounting rules, we amortize this premium over the term of the ARM asset. If the ARM asset is prepaid in whole or in part prior to its expected life, we must amortize the premium at a faster rate, resulting in a reduced yield on our ARM assets. This adversely affects our profitability.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

Additionally, when interest rates decline and higher interest rate ARM assets are prepaid, we may not be able to reinvest the proceeds in ARM assets that have comparable yields, which could also adversely affect our profitability.

While we seek to minimize prepayment risk to the greatest extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

AN INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OUR BOOK VALUE.

Increases in interest rates may negatively affect the market value of our ARM assets. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our ARM securities and we disclose the fair value of our ARM loans in the footnotes to our financial statements.

OUR STRATEGY INVOLVES LEVERAGE.

We seek to maintain an equity-to-assets ratio of between 8% and 10%, based on historical costs. We incur this leverage by borrowing against a substantial portion of the market value of our ARM assets. By incurring this leverage, we expect to enhance our returns. However, this leverage, which is fundamental to our investment strategy, also creates risks, which are outlined below:

     o   OUR LEVERAGE MAY CAUSE SUBSTANTIAL LOSSES.

         Because of our leverage, we may incur substantial losses if our borrowing costs increase dramatically. Our borrowing costs may increase for various reasons, including but not limited to the following:

               o    short-term interest rates increase;

               o    the market value of our ARM assets decreases;

               o    interest rate volatility increases; or

               o    the availability of financing in the market decreases.

     o OUR LEVERAGE MAY MAGNIFY THE IMPACT OF MARGIN CALLS, REDUCING OUR LIQUIDITY, AND RESULT IN DEFAULTS OR FORCE US TO SELL ASSETS UNDER ADVERSE MARKET CONDITIONS.

         A decline in the value of our ARM assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our ARM assets under adverse market conditions. Additionally, in the event of bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

     o   LIQUIDATION OF COLLATERAL MAY JEOPARDIZE OUR REIT STATUS.

         To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our ARM assets, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT. For further discussion of these asset and source of income requirements and the consequences of our failure to continue to qualify as a REIT, please see the "Federal Income Tax Considerations" section of this report.

     o   WE MAY NOT BE ABLE TO ACHIEVE OUR OPTIMAL LEVERAGE.

         We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for various reasons, including but not limited to the following:

               o we determine that the leverage would expose us to excessive risk;

               o our lenders do not make funding available to us at acceptable rates; or

               o our lenders require that we provide additional collateral to cover our borrowings.

     o WE MAY INCUR INCREASED BORROWING COSTS WHICH WOULD ADVERSELY AFFECT OUR PROFITABILITY.

         Most of our borrowings are collateralized borrowings in the form of reverse repurchase agreements. If the interest rates on these reverse repurchase agreements increase, it would adversely affect our profitability, particularly in the short term.

         Our borrowing costs under reverse repurchase agreements generally correspond to short term interest rates such as LIBOR, plus or minus a margin. The margins on these borrowings over or under short term interest rates may vary for various reasons, including but not limited to the following:

               o    the movement of interest rates;

               o the availability of financing in the market; or o the value and liquidity of our ARM assets.

IF WE ARE UNABLE TO BORROW AT FAVORABLE RATES, OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

Since we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short term borrowings. If we are not able to renew or replace maturing borrowings on favorable terms, we would have to sell our assets under possibly adverse market conditions.

OUR INVESTMENT STRATEGY OF ACQUIRING, ACCUMULATING AND SECURITIZING ARM LOANS INVOLVES CREDIT RISK.

We bear the risk of loss on any ARM loans that we acquire or originate. We have acquired ARM loans which are not credit enhanced and which do not have the backing of Fannie Mae or Freddie Mac with the intention of securitizing such loans into high quality assets. Accordingly, we will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the ARM loan. In the event of a default on any such loans that we hold, we would bear the loss of principal between the value of the mortgaged property and the outstanding indebtedness, as well as the loss of interest. We intend to securitize the ARM loans that we acquire to achieve better financing rates and to improve our access to financing. We expect, however, to retain some credit risk, as well as risks of bankruptcy and special hazard losses, in order to facilitate the creation of high quality ARM securities for our portfolio.

OUR RECENT EXPANSION INTO NEW LINES OF BUSINESS MAY NOT BE SUCCESSFUL.

Our recent expansion into mortgage loan origination through TMHL represents a new line of business for us and therefore, we cannot guarantee that we will be successful. We are attempting to mitigate the high fixed costs generally associated with such activity by using (1) private label, fee-based, third party vendors who specialize in the underwriting, processing and closing of mortgage loans, and (2) a subservicer to provide the capability to service the loans that we originate or purchase. We are dependent upon the availability and quality of the performance of such third party providers and we cannot guarantee that they will successfully perform the services for which we engage them.

WE HAVE NOT ESTABLISHED A MINIMUM DIVIDEND PAYMENT LEVEL.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in this section. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

BECAUSE OF COMPETITION, WE MAY NOT BE ABLE TO ACQUIRE ARM ASSETS AT FAVORABLE YIELDS.

Our net income depends, in large part, on our ability to acquire ARM assets at favorable spreads over our borrowing costs. In acquiring ARM assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase ARM assets, many of which have greater financial resources than us. As a result, in the future, we may not be able to acquire sufficient ARM assets at favorable spreads over our borrowing costs.

WE ARE DEPENDENT ON OUR KEY PERSONNEL.

We are dependent on the efforts of our key officers and employees, including Garrett Thornburg, Chairman of the Board of Directors and Chief Executive Officer; Larry Goldstone, President and Chief Operating Officer; Richard P. Story, Executive Vice President, Chief Financial Officer and Treasurer; and Joseph H. Badal, Executive Vice President of Single Family Residential Lending. The loss of any of their services could have an adverse effect on our operations.

SOME OF OUR DIRECTORS AND OFFICERS HAVE OWNERSHIP INTERESTS IN AN AFFILIATE THAT CREATE POTENTIAL CONFLICTS OF INTEREST.

Mr. Thornburg, our Chairman and Chief Executive Officer, and several of our other directors and officers, have direct and indirect ownership interests in an affiliate that create potential conflicts of interest. Mr. Thornburg is Chairman of the Board, Chief Executive Officer and a director of the Manager and owns a controlling interest in the Manager. Mr. Goldstone, our President and Chief Operating Officer and one of our directors, is a managing director of the Manager. Mr. Story, our Executive Vice President, Treasurer and Chief Financial Officer and one of our directors, is a managing director and the Chief Accounting Officer of the Manager. Mr. Badal, our Executive Vice President of Single Family Residential Lending and one of our directors, is a managing director of the Manager. As such, Mr. Thornburg, Mr. Goldstone, Mr. Story and Mr. Badal are paid employees of the Manager. Mr. Goldstone, Mr. Story and Mr. Badal own minority interests in the Manager.

Under our Management Agreement, the Manager is entitled to earn certain incentive compensation based on the level of our annualized net income. In evaluating mortgage assets for investment and with respect to other management strategies, an undue emphasis on the maximization of income at the expense of other criteria could result in increased risk to the value of our portfolio.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO CERTAIN TAX RISKS.

     o OUR FAILURE TO QUALIFY AS A REIT WOULD HAVE ADVERSE CONSEQUENCES ON THE AMOUNT OF CASH AVAILABLE FOR DIVIDEND DISTRIBUTIONS.

         Since 1993, we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our assets must be Qualified REIT Assets (which include mortgage loans, ARM securities and other MBS that we acquire), government securities, cash and cash items. In addition at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources, mainly interest and dividends. We are also required to distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains). Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service (the "Service") might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

         If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the Service granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year in which we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. This would likely have a significant adverse effect on the value of our stock. In addition, the tax law would no longer require us to make distributions to our shareholders.

     o   WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS.

         As a REIT, we must distribute 90% of our annual taxable income in dividends to our shareholders. The required distribution limits the amount that we have available for other business purposes, including amounts to fund our growth. It is also possible that because of the differences between the time during which we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds on a short term basis to meet the 90% distribution requirement. In most circumstances, we expect to distribute all of our taxable income in order to avoid any corporate level tax.

     o   WE ARE ALSO SUBJECT TO OTHER TAX LIABILITIES.

         Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

THE LOSS OF THE INVESTMENT COMPANY ACT EXEMPTION WOULD ADVERSELY AFFECT US.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described in this prospectus.

The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. ARM securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of such ARM securities is limited by the provisions of the Investment Company Act. In addition, in meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests ARM securities issued with respect to an underlying pool as to which we hold the issued certificates that represent the entire economic interest in the underlying mortgage pool. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our ARM securities under potentially adverse market conditions. Further, in order to insure that we at all times qualify for the exemption from the Investment Company Act, we may be precluded from acquiring ARM securities whose yield is higher than the yield on ARM securities that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

ISSUANCES OF LARGE AMOUNTS OF OUR STOCK COULD CAUSE OUR PRICE TO DECLINE.

We may, from time to time, issue additional shares of common stock or shares of preferred stock that are convertible into common stock, as well as issue warrants to purchase common stock or convertible preferred stock. If we issue a significant number of shares of common stock or convertible preferred stock, or if warrant holders exercise their warrants in a short period of time, dilution of our outstanding common stock and an accompanying decrease in the market price of our common stock could occur.

WE MAY CHANGE OUR POLICIES WITHOUT SHAREHOLDER APPROVAL.

         Our Board of Directors establishes all of our fundamental operating policies, including our investment, financing and distribution policies, and any revisions in such policies requires the approval of the Board of Directors. Although the Board has no current plans to do so, it may amend or revise these policies at any time without a vote of our shareholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

                                   COMPETITION

In acquiring ARM assets, we compete with other mortgage REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, lenders, Fannie Mae, Freddie Mac and other entities purchasing ARM assets, many of which have greater financial resources than we do. The existence of such entities may increase the competition for the acquisition of ARM assets resulting in higher prices and lower yields on such mortgage assets.

                                    EMPLOYEES

As of December 31, 2001, we had no employees. The Manager carries out our day-to-day operations, subject to the supervision of our Board of Directors and under the terms of the Management Agreement discussed below.

THE MANAGEMENT AGREEMENT

We entered into the Management Agreement with the Manager for a ten year term, with an annual review required each year. If we terminate the Management Agreement other than for cause, we must pay the Manager a minimum fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of our common stock, if we are combined with another entity, or if we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager's assets through an exchange of shares with a value based on a formula tied to the Manager's net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of our Board of Directors and has only such functions and authority as we may delegate to it. The Manager is responsible for our day-to-day operations and performs such services and activities relating to our assets and operations as may be appropriate. In addition, our wholly owned subsidiaries have entered into separate management agreements with the Manager for additional management services.

The Manager receives a per annum base management fee on a declining scale based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Management Agreement), payable monthly in arrears. The base management fee formula is subject to an annual increase based on any increase in the Consumer Price Index over the previous twelve-month period. The Manager is also entitled to receive, as incentive compensation for each fiscal quarter, an amount equal to 20% of our Net Income (as defined in the Management Agreement), before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 1% over the Ten Year U.S. Treasury Rate. The Management Agreement also requires us to reimburse the Manager for expenses that it incurs related to acquiring, securitizing, selling, hedging, and servicing our portfolio of ARM loans. For further information regarding the base management fee, incentive compensation reimbursable expenses and applicable definitions, see our Proxy Statement dated March 27, 2002 under the caption "Certain Relationships and Related Transactions."

Subject to the limitations set forth below, we pay all our operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of our personnel who are performing management services for the Manager and the cost of office space, equipment and other personnel required for the management of our day-to-day operations. The expenses that we are required to pay include costs incident to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of our operating personnel, regular legal and auditing fees and expenses, the fees and expenses of our directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of our custodian and transfer agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico Gross Receipts Tax liability. The expenses that we are required to pay, which are attributable to our operations, are limited to an amount per year equal to the greater of 2% of our Average Net Invested Assets or 25% of our Net Income for that year. The determination of Net Income for purposes of calculating the expense limitation is the same as for calculating the Manager's incentive compensation except that it includes any incentive compensation payable for such period. The Manager must pay expenses in excess of such amount, unless the unaffiliated directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, the Manager may recover such expenses in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. We are also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursement is made monthly, subject to adjustment at the end of each year.

Expenses excluded from the expense limitation are those incurred in connection with the servicing of mortgage loans, the raising of capital, the acquisition and disposition of assets, interest expenses, taxes and license fees, non-cash costs and the incentive management fee.

                        FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

We have elected to be treated as a REIT for federal income tax purposes. In brief, if we meet certain detailed conditions imposed by the REIT provisions of the Code, such as investing primarily in real estate and mortgage loans, we will not be taxed at the corporate level on the taxable income that we currently distribute to our shareholders. We can therefore avoid most of the "double taxation" (at the corporate level and then again at the shareholder level when the income is distributed) that we would otherwise experience if we were a corporation.

If we do not qualify as a REIT in any given year, we would be subject to federal income tax as a domestic corporation, which would reduce the amount of the after-tax cash available for distribution to our shareholders. We believe that we have satisfied the requirements for qualification as a REIT since the year ended 1993. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

REQUIREMENTS FOR QUALIFICATION AS A REIT

To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described briefly below.

Ownership of Common Stock

For all taxable years after the first taxable year for which we elected to be a REIT, a minimum of 100 persons must hold our shares of capital stock for at least 335 days of a 12 month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of our shares and to demand statements from persons who own more than a certain number of our shares regarding their ownership of shares. We must keep a list of those shareholders who fail to reply to such a demand.

We are required to use the calendar year as our taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of our assets must consist of Qualified REIT Assets, government assets, cash and cash items. We expect that substantially all of our assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer's outstanding securities (with an exception for a qualified electing taxable REIT subsidiary or a qualified REIT subsidiary). Under that exception, the aggregate value of businesses that we may undertake through taxable subsidiaries is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held directly, could otherwise generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our shareholders. We do not reasonably expect that the value of such taxable subsidiaries, in the aggregate, will ever exceed 20% of our assets.

Sources of Income

We must meet the following separate income-based tests each year:

     1. THE 75% TEST. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

     2. THE 95% TEST. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire (other than stock in certain affiliate corporations as discussed below) to Qualified REIT Assets. Our policy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, that we otherwise might acquire.

Distributions

We must distribute to our shareholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any "excess noncash income". We intend to make distributions to our shareholders in sufficient amounts to meet the distribution requirement.

The Service has ruled that if a REIT's dividend reinvestment plan (the "DRP") allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 95% distribution test. We believe that our DRP complies with this ruling.

TAXATION OF SHAREHOLDERS

For any taxable year in which we are treated as a REIT for federal income purposes, the amounts that we distribute to our shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of our net operating losses or capital losses.

If we make distributions to our shareholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares. We will withhold 30% of dividend distributions to shareholders that we know to be foreign persons unless the shareholder provides us with a properly completed IRS form for claiming the reduced withholding rate under an applicable income tax treaty.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning and each of our shareholders is urged to consult its own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

TAXATION OF THE COMPANY

We are subject to corporate-level taxation on any undistributed income. In addition, we face corporate level taxation on the failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property for which we take in foreclosure and make a foreclosure property election, and on the gain from any property that is treated as "dealer property" in our hands.

ITEM 2.    PROPERTIES

           Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. Our subsidiaries have their principal offices in Santa Fe, New Mexico and are leased from the Manager.

ITEM 3.    LEGAL PROCEEDINGS

           At December 31, 2001, there were no pending legal proceedings to which we were a party or to which any of our property was subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.    MARKET FOR  COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the trading symbol "TMA". As of February 22, 2002, we had 39,255,366 shares of common stock outstanding, held by 1,927 holders of record and approximately 34,700 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

                                                                                                             Cash
                                                                     Stock Prices                          Dividends
                                                    ------------------------------------------------       Declared
2001                                                    High              Low              Close           Per Share
----                                                -------------     -------------     ------------    --------------
Fourth Quarter ended December 31, 2001              $   20.70         $   16.10         $  19.70             $0.55(1)
Third Quarter ended September 30, 2001                  18.01             14.71            16.57             $0.50
Second Quarter ended June 30, 2001                      15.51             11.78            15.51             $0.40
First Quarter ended March 31, 2001                      12.21              9.44            12.21             $0.30

2000
----
Fourth Quarter ended December 31, 2000                   9.81              8.63             9.06             $0.25(2)
Third Quarter ended September 30, 2000                   9.50              7.38             9.38             $0.25
Second Quarter ended June 30, 2000                       8.88              7.19             7.19             $0.23
First Quarter ended March 31, 2000                       9.13              7.06             7.38             $0.23

----------------
(1) The fourth quarter of 2001 dividend was declared in December 2001 and paid in January 2002.

(2) The fourth quarter of 2000 dividend was declared in January 2001 and paid in February 2001.

In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our taxable income each year (subject to certain adjustments) is distributed to our shareholders. All of the distributions that we make will be at the discretion of our Board of Directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the Board of Directors deems relevant.

DIVIDEND REINVESTMENT PLAN

We have a Dividend Reinvestment and Stock Purchase Plan (the "DRP") that allows both common and preferred shareholders to reinvest their dividends in, and to purchase, additional shares of our common stock. At our discretion, shareholders may purchase common stock under the DRP directly from us at a discount from the then prevailing market price or in the open market. Shareholders and non-shareholders may also make additional monthly purchases of stock, subject to a minimum of $100 ($500 for non-shareholders) and a maximum of $5,000 for each optional cash purchase. American Stock Transfer & Trust Company, our transfer agent (the "Agent"), is the trustee and administrator of the DRP. Shareholders who own stock that is registered in their own name and want to participate in the DRP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder's name and deliver a completed enrollment form to the Agent. Additional information about the DRP (including a prospectus) and forms are available from the Agent or us.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included elsewhere in this Form 10-K (Amounts in thousands, except per share data).

OPERATIONS STATEMENT HIGHLIGHTS

                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
Net interest income                           $ 78,765    $ 36,630    $ 34,015    $ 31,040    $ 49,064
Net income                                    $ 58,460    $ 29,165    $ 25,584    $ 22,695    $ 41,402
Basic earnings per share                      $   2.09    $   1.05    $   0.88    $   0.75    $   1.95
Diluted earnings per share                    $   2.09    $   1.05    $   0.88    $   0.75    $   1.94
Average common shares                         $ 24,754    $ 21,506    $ 21,490    $ 21,488    $ 18,048
Distributable income per common share         $   2.13    $   1.07    $   0.99    $   0.84    $   1.98
Dividends declared per common share(1)        $   1.75    $   0.96    $   0.92    $   1.14    $   1.97
Yield on net int.-earning assets (Portfolio
  Margin)                                         1.67%       0.86%       0.77%       0.64%       1.30%
Return on average common equity                  13.82%       6.90%       5.81%       4.80%      12.72%
Noninterest expense to average assets             0.38%       0.16%       0.12%       0.13%       0.21%

BALANCE SHEET HIGHLIGHTS

                                                                    As of December 31
                                                ------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                                ----          ----          ----          ----          ----
Adjustable-rate mortgage assets              $5,732,576    $4,139,461    $4,326,098    $4,268,417    $4,638,694
Total assets                                 $5,803,648    $4,190,167    $4,375,965    $4,344,633    $4,691,116
Shareholders' equity(2)                      $  569,224    $  395,965    $  394,241    $  395,484    $  380,658
Historical book value per share(2)           $    15.12    $    15.30    $    15.28    $    15.34    $    15.53
Market value adjusted book value per share   $    14.02    $    11.67    $    11.40    $    11.45    $    14.42
Number of common shares outstanding              33,305        21,572        21,490        21,490        20,280
Yield on ARM assets                                5.09%         7.06%         6.38%         5.86%         6.38%

-----------------
(1) For the applicable year as reported in the Company's quarterly earnings announcements.

(2) Before unrealized market value adjustments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of the Company's financial results and condition and require complex management judgment have been expanded and discussed below.

o Fair Value. The Company records its ARM securities and Cap and Swap Agreements at fair value. The fair values of the Company's ARM securities and Cap and Swap Agreements are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

o Basis Adjustments on ARM Securities and Loss Allowances on ARM Loans. The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. At the time of securitization, the Company obtains a credit review of the loans being securitized by one or more of the Rating Agencies. Based on this review, a determination is made regarding the expected losses to be realized in the future and the Company adjusts the basis of the securities to their expected realizable value. This is referred to as a "basis adjustment." In doing so, the Company establishes an account, similar to a loss reserve, to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. Any such provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The basis adjustment for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

     Prior to November 2001, the Company made a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the allowance for loan losses. The Company recorded a provision for estimated loan losses in the amount of $513,000 during 2001. In November 2001, the Company made the determination that virtually all of its loans were expected to be securitized and that none of its loans were expected to experience a loss prior to securitization. Therefore, the Company discontinued recording a provision for estimated loan losses during the fourth quarter of 2001. The Company will continue to evaluate its estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization.

o Loan Securitization. The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company's loans are not accounted for as sales and the Company does not record any servicing assets or liabilities as a result of this process.

o Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and their contractual terms and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. The Company amortizes purchase premiums and discounts utilizing an estimate of the remaining life of the ARM assets based on actual prepayment experience and the impact of the current applicable indexes to the expected interest rates over the remaining life of the ARM assets.

For additional information on the Company's significant accounting policies, see
Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

At December 31, 2001, the Company held total assets of $5.804 billion, $5.733 billion of which consisted of ARM assets. That compares to $4.190 billion in total assets and $4.139 billion of ARM assets at December 31, 2000. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At December 31, 2001, 96.0% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets owned by the Company as of December 31, 2002, 81.1% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (11.1%), short-term fixed-rate classes of CMOs (4.8%) or investments in floating rate classes of CBOs (3.0%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at December 31, 2001 and December 31, 2000 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                           December 31, 2001             December 31, 2000
                                      --------------------------    ---------------------------
                                      Carrying         Portfolio     Carrying        Portfolio
                                        Value             Mix         Value             Mix
                                      ----------      ----------    ----------      -----------
HIGH QUALITY:
   Freddie Mac/Fannie Mae             $2,402,028            41.9%   $2,187,180            52.9%
   Privately Issued:
     AAA/Aaa Rating                    2,700,069            47.1     1,309,584(1)         31.6
     AA/Aa Rating                        372,435             6.5       351,499             8.5
                                      ----------      ----------    ----------      ----------
       Total Privately Issued          3,072,504            53.6     1,661,083            40.1
                                      ----------      ----------    ----------      ----------

                                      ----------      ----------    ----------      ----------
       Total High Quality              5,474,532            95.5     3,848,263            93.0
                                      ----------      ----------    ----------      ----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                             49,632             0.9        13,724             0.3
     BBB/Baa Rating                       69,703             1.2        72,114             1.7
     BB/Ba Rating and Other               39,943(1)          0.7        40,947             1.0
   ARM loans pending securitization       98,766             1.7       164,413             4.0
                                      ----------      ----------    ----------      ----------
       Total Other Investment            258,044             4.5       291,198             7.0
                                      ----------      ----------    ----------      ----------

       Total ARM Portfolio            $5,732,576           100.0%   $4,139,461           100.0%
                                      ==========      ==========    ==========      ==========

-----------------
     (1) The AAA Rating category includes $442.2 million and $615.7 million of whole loans as of December 31, 2001 and 2000, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $31.8 and $32.0 million as of December 31, 2001 and 2000, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of December 31, 2001 and 2000, the Company had reduced the cost basis of its securitized ARM loans by $7,925,000 and $635,000, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, the Company had reduced the cost basis of other ARM securities by $1,151,000 and $1,234,000, as of the same dates, respectively, related to Other Investments that the Company purchased at a discount that included an estimate of credit losses.

As of December 31, 2001, the Company's ARM loan portfolio, inclusive of securitized loans, included 9 delinquent loans (60 days or more delinquent) with an aggregate balance of $1,632,000. The ARM loan portfolio, inclusive of securitized loans, also includes two properties ("REO") that the Company acquired as the result of foreclosure processes in the amount of $289,000. The average original effective loan-to-value ratio on the 9 delinquent loans and REO is approximately 75%. The Company believes that its current level of basis adjustments and reserves, is adequate to cover estimated losses from these loans and REO properties.

The following table presents a summary of the Company's basis adjustments on the Company's securitized ARM loans, basis adjustments on other ARM securities and the Company's allowance for losses on ARM loans (dollar amounts in thousands):

                                                                                    Allowance for
                                                             Basis Adjustments         Losses
                                                         ----------------------- -------------------
                                                         Securitized  Other ARM
                                                          ARM Loans   Securities ARM Loans    Total
                                                         -----------  ---------- ---------   -------
                 Balance, December 31, 2000                 $   635    $ 1,234    $ 3,100    $ 4,969
                 Provisions                                     140         --        513        653
                 Transfer of loan loss reserves
                    at time of loan                           3,513         --     (3,513)        --
                 securitization
                 Basis adjustment recorded at
                    time of loan securitization               3,752         --         --      3,752
                 Charge-offs                                   (115)       (83)        --       (198)
                                                            -------    -------    -------    -------
                 Balance, December 31, 2001                 $ 7,925    $ 1,151    $   100    $ 9,176
                                                            =======    =======    =======    =======

The following table classifies the Company's portfolio of ARM and short-term mortgage assets by type of interest rate index.

                   ARM AND SHORT-TERM MORTGAGE ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                  December 31, 2001          December 31, 2000
                                              ------------------------    ------------------------
                                               Carrying      Portfolio    Carrying      Portfolio
                                                 Value          Mix         Value          Mix
                                              ----------    ----------    ----------    ----------
ARM ASSETS:
    INDEX:
       One-month LIBOR                        $  633,797          11.1%   $  651,502          15.7%
       Three-month LIBOR                         171,262           3.0       158,512           3.8
       Six-month LIBOR                           261,265           4.6       430,908          10.4
       Six-month Certificate of Deposit          140,900           2.5       230,934           5.6
       Six-month Constant Maturity Treasury       16,809           0.3        22,330           0.5
       One-year Constant Maturity Treasury     1,651,576          28.8     1,402,764          33.9
       Cost of Funds                             182,452           3.2       164,697           4.0
                                              ----------    ----------    ----------    ----------
                                               3,058,061          53.5     3,061,647          73.9
                                              ----------    ----------    ----------    ----------

HYBRID ARM ASSETS                              2,397,850          41.7     1,050,199          25.4
ONE-YEAR MATURITY - FIXED RATE                   276,665           4.8        27,615           0.7
                                              ----------    ----------    ----------    ----------
                                              $5,732,576         100.0%   $4,139,461         100.0%
                                              ==========    ==========    ==========    ==========

The ARM portfolio had a current weighted average coupon of 5.96% at December 31, 2001. This consisted of an average coupon of 6.26% on the hybrid portion of the portfolio and an average coupon of 5.71% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.16%, based upon the current composition of the portfolio and the applicable indices. The term "fully-indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

As of December 31, 2000, the ARM portfolio had a weighted average coupon of 7.75%. This consisted of an average coupon of 6.77% on the hybrid portion of the portfolio and an average coupon of 8.11% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 7.46%, based upon the composition of the portfolio and the applicable indices at that time. The lower average interest coupon on the ARM portfolio as of December 31, 2001 compared to the end of 2000 is reflective of Federal Reserve Board interest rate decreases that have been occurring since January 2001. The average interest rate on the ARM portion of the portfolio is expected to decrease during 2002 until it reaches the "fully indexed" rate.

At December 31, 2001, the current yield of the ARM assets portfolio was 5.09%, compared to 7.06% as of December 31, 2000, with an average term to the next repricing date of 617 days as of December 31, 2001, compared to 308 days as of December 31, 2000. The non-hybrid portion of the portfolio had an average term to the next repricing of 89 days and the hybrid portion had an average term to the next repricing of 3.7 years at December 31, 2001. As of December 31, 2001, Hybrid ARMs comprised 41.7% of the total ARM portfolio, compared to 25.4% as of the end of 2000. The Company finances its Hybrid ARM portfolio with longer term fixed-rate borrowings such that the duration mismatch of the Hybrid ARMs and the corresponding borrowings is one year or less. Duration is a calculation that measures the expected price volatility of financial instruments based on changes in interest rates over time. By maintaining a duration mismatch of less than one year, the price change of the Company's Hybrid ARM portfolio would be expected to be a maximum of 1% for every 1% change in interest rates. As of December 31, 2001, the duration mismatch was approximately two months. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The decrease in the yield of 1.97% as of December 31, 2001, compared to December 31, 2000, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 1.79%. The yield also declined as a result of a higher level of net premium amortization, which had the effect of lowering the yield by 0.13% and the impact of non-interest earning principal payments receivables, which also increased during 2001, decreasing the portfolio yield by 0.07%, as the average rate of ARM portfolio prepayments during fourth quarter of 2001 increased to 29% Constant Prepayment Rate ("CPR") from the 19% CPR during the first quarter of 2001 and 28% during the second quarter of 2001, but down slightly from 30% during the third quarter of 2001. These unfavorable factors that decreased the ARM portfolio yield were partially offset by the elimination of the 0.02% effect of hedging cost from the Company's interest rate spread computation. With the adoption of FAS 133, the Company carries all hedging instruments at their fair value and records hedging income and expense in net income as a separate item identified at "Hedging expense".

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of December 31, 2001. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans the Company has securitized for its own portfolio for which the Company retained credit loss exposure. The combined amount of the loans included in this information is $1.924 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                                             Average             High                  Low
                                                            ---------         ----------             -------
     Unpaid principal balance                                $345,937          5,126,127              $1,121
     Coupon rate on loans                                      6.389%             10.00%               3.13%
     Pass-through rate                                         6.01%               9.48%               2.88%
     Pass-through margin                                       1.91%               4.61%               0.61%
     Lifetime cap                                             12.23%              16.75%               8.13%
     Original Term (months)                                       355                480                  84
     Remaining Term (months)                                      333                479                  55

     Geographic Distribution (Top 5 States):                  Property type:
         California                   31.85%                      Single-family            66.29%
         Georgia                       8.79                       DeMinimus PUD            21.34
         Florida                       6.89                       Condominium               7.77
         New York                      5.95                       Other                     4.60
         Colorado                      5.65

     Occupancy status:                                        Loan purpose:
         Owner occupied               86.83%                      Purchase                 47.82%
         Second home                  10.69                       Cash out refinance       28.21
         Investor                      2.48                       Rate & term refinance    23.97

     Documentation type:                                      Periodic Cap:
         Full/Alternative             92.70%                      None                     28.81%
         Other                         7.30                       3.00%                     1.40
                                                                  2.00%                    69.02
     Average effective original                                   1.00%                     0.27
         loan-to-value:               66.23%                      0.50%                     0.50

As of December 31, 2001, the Company serviced $477.9 million of its loans and had 1,141 customer relationships. All of the loans serviced are held by the Company in its portfolio in the form of securitized loans or loans held for securitization for the Company's portfolio. The Company has not retained and capitalized any servicing rights on loans sold.

During the year ended December 31, 2001, the Company purchased $2.671 billion of ARM securities, 97.9% of which were High Quality assets and $1.185 billion of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets acquired during 2001, approximately 51% were Hybrid ARMs, 23% were fixed-rate, short-term securities, 14% were indexed to U.S. Treasury bill rates, 9% were indexed to LIBOR and 3% were indexed to a cost of funds index. The following table compares the Company's ARM asset acquisition and origination activity for each of the consecutive quarters of 2001, along with total activity for 2001:

                        ARM ASSET ACQUISITIONS BY QUARTER
                          (Dollar Amounts in thousands)

                                   Mar 31, 2001 Jun 30, 2001 Sep 30, 2001 Dec 31, 2001  Full Year
                                   ------------ ------------ ------------ ------------ ----------
  ARM SECURITIES:

     Freddie Mac/Fannie Mae         $  186,834   $  256,973   $  867,466   $  345,731   $1,657,004
     High Quality, privately
       issued                          174,398      157,163      203,539      423,996      959,096

     Other Invest. ARM securities       12,773        2,372       12,216       27,101       54,462
                                    ----------   ----------   ----------   ----------   ----------

                                       374,005      416,508    1,083,221      796,828    2,670,562
                                    ----------   ----------   ----------   ----------   ----------

   LOANS:

     Bulk acquisitions                  38,688      102,684      199,229      254,426      595,027

     Correspondent originations         27,908       62,453      191,621      200,184      482,166

     Direct retail originations          2,514       16,706       23,702       65,162      108,084
                                    ----------   ----------   ----------   ----------   ----------

                                        69,110      181,843      414,552      519,772    1,185,277
                                    ----------   ----------   ----------   ----------   ----------


     Total acquisitions             $  443,115   $  598,351   $1,497,773   $1,316,600   $3,855,839
                                    ==========   ==========   ==========   ==========   ==========

Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company has emphasized the acquisition of ARM and Hybrid ARM assets, high quality floating-rate collateralized mortgages and short-term fixed-rate securities. In doing so, the average premium/(discount) paid for ARM assets acquired in 2001 and for the years 2000, 1999 and 1998 was 0.12%, (0.42%), 0.45% and 1.09% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 0.94% as of December 31, 2001, compared to 1.64% as of December 31, 2000 and down from 2.83% as of the end of 1997.

During 2001, the Company securitized $1.219 billion of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. In addition, during 2001, the Company swapped $23.2 million ARM loans for FNMA guaranteed certificates. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage finance markets. In doing so, the Company retains all of the economic interest and risk of the loans, except those swapped for FNMA guaranteed certificates, which it acquires and originates, although they are in the form of securities. Of the securities created during 2001, 99.6% were at least investment grade securities and 0.4% were subordinate securities that provide credit support to the investment grade securities.

As of December 31, 2001, the Company had commitments to purchase $394.1 million of ARM securities and $338.3 million ARM loans through its origination channels.

During 2001, the Company sold $108.1 million of ARM securities and $0.3 million of fixed-rate loans that it had originated. During 2000, the Company sold $120.0 million of ARM assets. These sales consisted of securities and loans that generally did not fit the Company's portfolio parameters.

For the quarter ended December 31, 2001, the Company's ARM mortgage assets paid down at an approximate average annualized CPR of 29% compared to 18% for the quarter ended December 31, 2000 and 30% for the quarter ended September 30, 2001. The annualized constant prepayment rate averaged approximately 27% during the full year of 2001 compared to 17% during 2000. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale increased by 2.12% from a negative adjustment of 2.28% of the portfolio as of December 31, 2000, to a negative adjustment of 0.16% as of December 31, 2001. This price increase was primarily due to the effect of declining short-term interest rates and a steepening of the yield curve (short-term interest rates declining relative to long-term interest rates). The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased from $78.4 million as of December 31, 2000 to $8.5 million as of December 31, 2001. All of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

The Company has designated its Cap Agreements as fair value hedges that are intended to hedge the fair value of the lifetime interest rate cap component of its ARM assets. The fair value of Cap Agreements tend to increase when general market interest rates increase and decrease when market interest rates decrease, helping to partially offset changes in the fair value of the Company's ARM assets. At December 31, 2001, the fair value of the Company's Cap Agreements was $0.4 million compared to a fair value of $1.3 million as of December 31, 2000. During the third and fourth quarters of 2001, the change in the fair value of the Cap Agreements compared to the change in the fair value of the hedged asset, the lifetime interest rate cap component of the Company's ARM assets, did not meet the effectiveness requirements of FAS 133. Therefore, during the last half of 2001, the change in fair value of the Cap Agreements was recorded as a hedging expense with no offsetting change recorded for the change in fair value of the hedged asset. The Company recorded hedging ineffectiveness during 2001 in the amount of $0.7 million, along with a reclassification to earnings of $0.6 million of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001. At December 31, 2001, the Cap Agreements had a remaining notional balance of $2.254 billion with an average final maturity of 1.5 years, compared to a remaining notional balance of $2.624 billion with an average final maturity of 2.3 years at December 31, 2000. The Company also owns these Cap Agreements in order to mitigate exposure to changing interest rates. They tend to limit the Company's exposure to risks associated with the lifetime interest rate caps of its ARM assets should interest rates rise above specified levels. These Cap Agreements act to reduce the effect of the lifetime or maximum interest rate cap limitation. These Cap Agreements purchased by the Company will allow the yield on the ARM assets to continue to rise in a high interest rate environment just as the Company's cost of borrowings would continue to rise, since the borrowings do not have any interest rate cap limitation. Pursuant to the terms of these Cap Agreements, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 5.875% to 12.00% and average approximately 10.05%.

The following table presents information about the Company's Cap Agreement portfolio as of December 31, 2001:

               CAP AGREEMENTS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

      Hedged               Weighted                                                          Weighted
    ARM Assets             Average             Cap Agreement                             Average Remaining
   Balance (1)             Life Cap           Notional Balance      Strike Price               Term
   -----------             --------           ----------------      ------------         ------------------
   $   94,617                8.38%               $   94,502             6.28%                  1.8 Years
      200,305                8.38                   200,000             7.50                   2.0
      322,087                8.78                   322,263             8.00                   1.1
       24,864               10.12                    25,000             9.00                   1.0
       53,872               10.10                    55,188             9.50                   0.8
      335,179               10.76                   327,991            10.01                   0.7
      125,663               11.23                   129,334            10.50                   0.7
      471,435               11.62                   470,000            11.00                   1.7
      282,577               12.51                   280,000            11.50                   2.6
      429,611               13.67                   350,000            12.00                   1.8
   ----------               -----                ----------            -----                   ---
   $2,340,210               11.09%               $2,254,278            10.05%                  1.5 Years
   ==========               =====                ==========            =====                   ===

-------------------
(1) Excludes ARM assets that do not have Life Caps or are hybrids that are match funded during their fixed rate period, in accordance with the Company's investment policy.

The Company enters into interest rate Swap Agreements in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate , generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of the Company's variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets.

As of December 31, 2001, the Company was counterparty to thirty-eight Swap Agreements having an aggregate notional balance of $1.690 billion. These Swap Agreements hedged the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.8 years. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 45 days to 375 days. The average remaining fixed rate term of the Company's Hybrid ARM assets as of December 31, 2001 was 3.7 years. Further, the difference between the duration of Hybrid ARMs and the duration of the borrowings funding Hybrid ARMs, as of December 31, 2001, was approximately two months.

In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, as of December 31, 2001, are being carried on the balance sheet at their negative fair value of $35.7 million. As of December 31, 2001, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $34.1 million. Since the Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, the Company has calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in "Accumulated other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings.

In addition, during December 2001 and January 2002, the Company entered into five additional Swap Agreements for an initial notional amount of $770 million that become effective in January 2002. These additional Swap Agreements hedge the forecasted financing of Hybrid ARMs, including outstanding commitments to purchase Hybrid ARMs as of December 31, 2001.

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

For the year ended December 31, 2001, the Company's net income was $58,662,000, or $2.09 per share (Basis and Diluted EPS), based on a weighted average of 24,754,000 shares outstanding. That compares to $29,165,000, or $1.05 per share (Basic and Diluted EPS), based on a weighted average of 21,506,000 shares outstanding for the year ended December 31, 2000, a 99% increase in the Company's earnings per share.

The Company's return on average common equity was 13.82% for the year ended December 31, 2001 compared to 6.90% for the year ended December 31, 2000. During the fourth quarter of 2001, the Company's return on equity rose to 17.31%, compared to 13.94% during the third quarter of 2001. The Company's return on equity improved in this past quarter compared to the prior quarter primarily because the Company's net interest income continued to improve due to lower cost of funds of the Company's borrowings and because the yield on the Company's ARM portfolio is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding ARM assets that paid off.

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

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                ROE in
                                                                                                               Excess of
                  Net                 Provision  Gain (Loss)  G & A                           Net     10-Year   10-Year
   For the     Interest  Hedging         For       on ARM    Expense   Perform.  Preferred  Income/  US Treas. US Treas.
   Quarter      Income/  Expense/      Losses/     Sales/      (2)/      Fee/    Dividend/  Equity    Average   Average
    Ended       Equity   Equity        Equity      Equity    Equity    Equity     Equity    (ROE)     Yield     Yield
   -------     --------  --------     ---------  ----------  -------   -------   ---------  ------    -------  --------
Mar 31, 1999      8.07%                 0.84%         --     1.58%       --        2.05%     3.60%      4.98%   (1.38)%
Jun 30, 1999     11.17%                 0.85%       0.04%    1.70%       --        2.05%     6.60%      5.54%    1.06%
Sep 30, 1999     11.48%                 0.94%       0.02%    1.76%       --        2.05%     6.75%      5.88%    0.87%
Dec 31, 1999     11.09%                 0.89%         --     1.86%       --        2.05%     6.29%      6.14%    0.15%
Mar 31, 2000     11.47%                 0.41%         --     1.81%       --        2.06%     7.20%      6.47%    0.73%
Jun 30, 2000     10.74%                 0.47%       0.06%    1.78%       --        2.05%     6.50%      6.18%    0.32%
Sep 30, 2000     11.01%                 0.33%         --     2.07%       --        2.05%     6.56%      5.89%    0.67%
Dec 31, 2000     11.77%                 0.21%       0.29%    2.37%     0.06%       2.05%     7.37%      5.57%    1.80%
Mar 31, 2001     17.40%   0.18%(3)      0.22%         --     2.59%     1.12%       2.03%    11.24%      5.04%    6.21%
Jun 30, 2001     18.50%   0.55%(3)      0.18%         --     2.81%     1.26%       1.97%    11.73%      5.28%    6.45%
Sep 30, 2001     21.36%   0.55%(3)      0.25%         --     3.07%     1.76%       1.80%    13.94%      4.99%    8.95%
Dec 31, 2001     25.25%   0.19%(3)      0.08%         --     3.51%     2.70%       1.46%    17.31%      4.76%   12.55%

----------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees and net of loan servicing fees.

(3)  Reflects implementation of FAS 133.

The increase in the Company's return on common equity in the fourth quarter of 2001, compared to the fourth quarter of 2000, is due to the improvement in the net interest spread between the Company's interest-earning assets and interest-bearing liabilities, a decrease in the Company's provision for losses, and a decrease in the impact of the preferred dividend. These positive impacts on the Company's return on equity were partially offset by the performance based fee and an increase in hedging expense and other expenses.

The following table presents the components of the Company's net interest income for the years ended December 31, 2001 and 2000:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                         (Dollar amounts in thousands)

                                                         2001         2000
                                                       ---------    ---------
Coupon interest income on ARM assets                   $ 299,911    $ 306,142
Amortization of net premium                              (22,696)     (16,273)
Amortization of Cap Agreements                                --       (2,386)
Amortization of deferred gain from hedging                    --        1,183
Cash and cash equivalents                                  1,379        1,307
                                                       ---------    ---------
     Interest income                                     278,594      289,973
                                                       ---------    ---------

Reverse repurchase agreements                            146,577      202,309
Collateralized notes payable                              26,000       52,336
Other borrowings                                           9,459        3,512
Interest rate swaps                                       17,793       (4,814)
                                                       ---------    ---------
     Interest expense                                    199,829      253,343
                                                       ---------    ---------

Net interest income                                    $  78,765    $  36,630
                                                       =========    =========

As presented in the table above, the Company's net interest income increased by $42.1 million in 2001 compared to 2000. The most significant change was the decline in interest expense of $53.5 million. The following two tables explain the increase in net interest income in terms of volume and rate variances.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                  For the years ended December 31,
                                          ----------------------------------------------------------------------------
                                                           2001                                  2000
                                          -------------------------------------   ------------------------------------
                                                                      Interest                                Interest
                                           Average      Effective      Income/     Average     Effective       Income/
                                           Balance        Rate         Expense     Balance        Rate        Expense
                                          ----------   ----------    ----------   ----------   ----------    ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets         $4,657,324         5.95%   $  277,215   $4,233,933         6.82%   $  288,666
  Cash and cash equivalents                   48,487         2.84         1,379       19,332         6.76         1,307
                                          ----------   ----------    ----------   ----------   ----------    ----------
                                           4,705,812         5.92       278,594    4,253,265         6.82       289,973
                                          ----------   ----------    ----------   ----------   ----------    ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements            3,544,267         4.64       164,370    3,096,780         6.38       197,495
  Collateralized notes payable               524,773         4.95        26,000      735,997         7.11        52,336
  Other borrowings                           202,188         4.68         9,459       42,341         8.30         3,512
                                          ----------   ----------    ----------   ----------   ----------    ----------
                                           4,271,228         4.68       199,829    3,875,118         6.54       253,343
                                          ----------   ----------    ----------   ----------   ----------    ----------

Net Interest Earning Assets and Spread    $  434,584         1.24%   $   78,765   $  378,147         0.28%   $   36,630
                                          ==========   ==========    ==========   ==========   ==========    ==========
Yield on Net Interest Earning Assets(1)                      1.67%                                   0.86%
                                                       ==========                              ==========

--------------------
(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                        Years Ended December 31,
                                           2001 versus 2000
                                   --------------------------------
                                     Rate       Volume      Total
                                   --------    --------    --------
Interest Income:
   ARM assets                      $(36,652)   $ 25,201    $(11,451)
   Cash and cash equivalents           (757)        829          72
                                   --------    --------    --------
                                    (37,409)     26,030     (11,379)
                                   --------    --------    --------
Interest Expense:
   Reverse repurchase agreements    (53,878)     20,753     (33,125)
   Collateralized notes payable     (15,871)    (10,465)    (26,336)
   Other borrowings                  (1,531)      7,478       5,947
                                   --------    --------    --------
                                    (71,280)     17,766     (53,514)
                                   --------    --------    --------

Net interest income                $ 33,871    $  8,264    $ 42,135
                                   ========    ========    ========

As a net result of the yield on the Company's interest-earning assets decreasing to 5.92% during 2001 from 6.82% during 2000 and the Company's cost of funds decreasing to 4.68% from 6.54%, its net interest income increased by $42,135,000. This increase in net interest income is the combined result of a favorable rate variance and favorable volume variance. There was a net favorable rate variance of $33,871,000, which consisted of an unfavorable variance of $37,409,000 resulting from the lower yield on the Company's ARM assets portfolio and other interest-earning assets and a favorable variance of $71,280,000 resulting from the decrease in the Company's cost of funds. The higher average amount of interest earning assets during 2001 produced a favorable volume variance of $26,030,000, but this was partially offset by the higher average balance of borrowings, which produced an unfavorable volume variance of $17,766,000, resulting in a net favorable volume variance of $8,264,000. The average balance of the Company's interest-earning assets was $4.706 billion during 2001, compared to $4.253 billion during 2000, an increase of 10.6%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS(1)
                          (Dollar amounts in millions)

                  Average     Wgt Avg                            Yield on                                   Yield on
 As of the       Interest      Fully      Weighted               Interest                       Net       Net Interest
  Quarter         Earning     Indexed      Average    Yield      Earning       Cost of        Interest      Earning
   Ended          Assets      Coupon       Coupon     Adj(2)     Assets         Funds          Spread        Assets
 ---------       --------     -------     --------   --------    --------     ---------       --------    ------------
Mar 31, 1999     $4,196.4      6.85%       7.03%       1.31%       5.71%       5.36%           0.35%          0.63%
Jun 30, 1999     $4,405.3      7.10%       6.85%       1.11%       5.74%       5.40%           0.34%          0.82%
Sep 30, 1999     $4,552.1      7.20%       6.85%       0.76%       6.09%       5.74%           0.35%          0.82%
Dec 31, 1999     $4,449.0      7.51%       7.08%       0.70%       6.38%       6.47%(3)       (0.09)%(3)      0.81%
Mar 31, 2000     $4,471.0      7.77%       7.26%       0.68%       6.58%       6.32%           0.26%          0.83%
Jun 30, 2000     $4,344.6      7.87%       7.48%       0.59%       6.89%       6.75%           0.14%          0.81%
Sep 30, 2000     $4,066.1      7.84%       7.68%       0.68%       7.00%       6.72%           0.28%          0.88%
Dec 31, 2000     $4,131.4      7.46%       7.75%       0.69%       7.06%       6.75%(3)        0.31%(3)       0.93%
Mar 31, 2001     $4,260.2      6.64%       7.47%       0.79%       6.68%       5.48%           1.20%          1.34%
Jun 30, 2001     $4,394.4      6.06%       6.84%       0.97%       5.87%       4.75%           1.12%          1.43%
Sep 30, 2001     $4,641.4      5.63%       6.49%       0.85%       5.64%       3.74%           1.90%          1.71%
Dec 31, 2001     $5,522.5      5.16%       5.96%       0.89%       5.07%       3.01%           2.06%          2.10%

     ---------------------
     (1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                     Amort. of
                                   Impact of                        Deferred Gain
 As of the        Premium/         Principal          Hedging           From            Total
  Quarter         Discount          Payments         Activity/         Hedging          Yield
   Ended            Amort          Receivable          Other          Activity         Adjustment
 ---------        --------         ---------         ---------     --------------     ----------
Mar 31, 1999       1.09%             0.10%             0.15%           (0.03)%           1.31%
Jun 30, 1999       0.87%             0.13%             0.13%           (0.02)%           1.11%
Sep 30, 1999       0.51%             0.13%             0.13%           (0.01)%           0.76%
Dec 31, 1999       0.51%             0.09%             0.11%           (0.01)%           0.70%
Mar 31, 2000       0.57%             0.07%             0.07%           (0.03)%           0.68%
Jun 30, 2000       0.46%             0.10%             0.06%           (0.03)%           0.59%
Sep 30, 2000       0.56%             0.10%             0.05%           (0.03)%           0.68%
Dec 31, 2000       0.54%             0.13%             0.05%           (0.03)%           0.69%
Mar 31, 2001       0.61%             0.14%             0.04%              -- %           0.79%
Jun 30, 2001       0.74%             0.20%             0.03%              -- %           0.97%
Sep 30, 2001       0.69%             0.14%             0.02%              -- %           0.85%
Dec 31, 2001       0.68%             0.20%             0.01%              -- %           0.89%

The Company recorded net hedging expense during the fourth quarter of 2001 in the amount of $213,000. This expense was calculated based on the requirements of FAS 133, adopted by the Company as of January 1, 2001. At September 30, 2001, the fair value of the Company's Cap Agreements was $209,000 compared to a fair value of $431,000 as of December 31, 2001, an increase in fair value of $221,000. The Company determined that the hedge utilizing Cap Agreements was not effective during the fourth quarter and, as a result, the Company recorded the change in fair value of the Cap Agreements as hedging income. During the fourth quarter, the Company also reclassified to earnings $434,000 of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001, in connection with the implementation of FAS 133. For the year 2001, the Company recorded hedging ineffectiveness in the amount of $758,000 and reclassified to earnings $579,000 of the transition adjustment, for total hedging expense of $1,337,000.

The Company's provision for estimated credit losses decreased in 2001 compared to 2000, in part, because the Company decided to reduce its rate of providing for losses on its whole loan credit exposure late in 2000. During the Company's 2000 third quarter review of the level of its allowance for loan losses and after considering its identifiable loss exposure to delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its allowance for loan losses had reached a level that it was appropriate to reduce the rate at which the Company was recording provisions. Since the commencement of acquiring whole loans in 1997, the Company has only experienced losses on three loans, for the total amount of $174,000. In addition, in November, the Company made the determination that virtually all of its loans were expected to be securitized and that none of its loans were expected to experience a loss prior to securitization. Therefore, the Company discontinued its provision of estimated loan losses. The Company completed two loan securitization transactions in November and December 2001 and transferred the loan loss reserve associated with the securitized loans to the cost basis of the resulting securities. The Company will continue to evaluate its estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization. As of December 31, 2001, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 34.0% of the Company's portfolio of ARM assets or $1.924 billion.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 90% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 2001, the Company had met all of the dividend distribution requirements of a REIT. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between the Company's earnings as reported based on generally accepted accounting principles and the Company's taxable income before its common dividend deduction:

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                         For the Years Ended December 31,
                         --------------------------------
                                                      2001        2000
                                                    --------    --------
      Net income                                    $ 58,460    $ 29,165
      Additions:
           Provision for credit losses                   653       1,158
           Net compensation related items & other        406         554
           Hedging expense & effect of change in
               accounting principle                    1,539          --
           Non-REIT Subsidiary taxable loss              141          59
      Deductions:
           Dividend on Series A Preferred Shares      (6,679)     (6,679)
           Amortization of hedges                     (1,569)         --
           Actual credit losses on ARM securities       (198)       (941)
           Use of capital loss carry forward            (230)
                                                    --------    --------
      Taxable net income available to common        $ 52,753    $ 23,086
                                                    ========    ========

      Taxable net income available to common        $   2.13    $   1.07
                                                    ========    ========

For the year ended December 31, 2001, the Company's ratio of operating expenses to average assets was 0.38% compared to 0.16% for the year 2000. The most significant single increase to the Company's expenses was the performance based fee of $6,716,000 that the Manager earned during 2001 as a result of the Company achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. The Company's return on equity, prior to the effect of the performance-based fee, was 15.6% whereas the threshold, the average 10-year treasury rate plus 1%, averaged 6.02% during 2001. The Manager earned a performance-based fee in the amount of $46,000 in 2000. The Company's other expenses increased by approximately $4,160,000 from 2000 to 2001, primarily due the operations of the Company's mortgage banking subsidiary, expenses associated with the Company's issuance of DERs, PSRs and restricted stock and other corporate matters. The operations of TMHL accounted for $2,936,000 of this increase and the Company's issuance of DERs, PSRs and restricted stock accounted for $1,180,000 of the increase. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions.

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

The following table highlights the annual trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                                    Total
    For the            Other Expenses/        Performance Fee/       G & A Expense/
   Year Ended          Average Assets          Average Assets        Average Assets
   ----------         ----------------        ----------------       --------------
Dec 31, 1999                 0.12%                    --                   0.12%
Dec 31, 2000                 0.16%                    --                   0.16%
Dec 31, 2001                 0.24%                  0.14%                  0.38%

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

The Company's return on average common equity was 6.90% for the year ended December 31, 2000 compared to 5.81% for the year ended December 31, 1999. The table below highlights the historical trend and the components of return on average common equity and the 10-year U. S. Treasury average yield applicable to the computation of the performance fee during each respective year:

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY(1)

                                                                                                              ROE in
                                                                                                             Excess of
                Net                  Provision  Gain (Loss)  G & A                         Net      10-Year   10-Year
 For the     Interest   Hedging         For       on ARM    Expense  Perform.  Preferred  Income/  US Treas. US Treas.
   Year       Income/  Expense/       Losses/     Sales/      (2)/     Fee/    Dividend/  Equity    Average   Average
   Ended       Equity   Equity        Equity      Equity    Equity   Equity      Equity   (ROE)     Yield     Yield
 -------     --------   -------      ---------  --------   -------  --------   --------- -------   --------- --------
Dec 31, 1996   13.77%     --           0.45%       0.62%     1.14%    1.12%        --    11.68%      6.44%    5.24%
Dec 31, 1997   17.75%     --           0.32%       0.43%     1.66%    1.22%      2.26%   12.72%      6.36%    6.36%
Dec 31, 1998    9.29%     --           0.61%      (0.08)%    1.58%    0.23%      2.00%    4.80%      5.28%   (0.48)%
Dec 31, 1999   10.45%     --           0.88%       0.01%     1.72%      --       2.05%    5.81%      5.64%    0.17%
Dec 31, 2000   11.25%     --           0.36%       0.09%     2.01%    0.01%      2.05%    6.90%      6.03%    0.88%
Dec 31, 2001   21.03%   0.41%(3)       0.17%         --      3.04%    1.79%      1.78%   13.82%      5.02%    8.81%

----------------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees and net of loan servicing fees.

(3)  Reflects implementation of FAS 133.

The following table presents the components of the Company's net interest income for the years ended December 31, 2000 and 1999:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                               2000         1999
                                             ---------    ---------
Coupon interest income on ARM assets         $ 306,142    $ 289,991
Amortization of net premium                    (16,273)     (26,634)
Amortization of Cap Agreements                  (2,386)      (5,352)
Amortization of deferred gain from hedging       1,183          906
Cash and cash equivalents                        1,307        1,454
                                             ---------    ---------
     Interest income                           289,973      260,365
                                             ---------    ---------

Reverse repurchase agreements                  202,309      163,807
Collateralized notes payable                    52,336       58,893
Other borrowings                                 3,512          105
Interest rate swaps                             (4,814)       3,545
                                             ---------    ---------
     Interest expense                          253,343      226,350
                                             ---------    ---------

Net interest income                          $  36,630    $  34,015
                                             =========    =========

As presented in the table above, the Company's net interest income was $2.6 million higher during 2000 compared to 1999. The Company's interest income was $29.6 million higher, primarily due to higher interest rates and a lower level of net premium amortization, in part due to slower prepayments during 2000 as compared to 1999. The Company's amortization expense for Cap Agreements had also declined in 2000 compared to 1999, improving interest income further. This amortization expense declined as the Company's more expensive Cap Agreements expired and were replaced with less expensive Cap Agreements and because a larger proportion of the Company's ARM portfolio consisted of ARMs that did not have lifetime caps and Hybrid ARMs that were generally match funded during their fixed rate period, eliminating any need to hedge their lifetime cap during their fixed rate period. The Company's interest expense increased by $27.0 million, primarily due to higher interest rates. It is important to note that the Company received a benefit from its use of Swaps to hedge the fixed rate period of Hybrid ARMs, decreasing its interest expense by $4.8 million during 2000 compared to an expense of $3.5 million during 1999. The Company's use of hedges mitigated the effect of rising short-term interest rates on the financing of its Hybrid ARMs and was an important factor in the Company's ability to increase earnings and improve return on equity in the year 2000 as compared to 1999.

The following table reflects the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding effective rate of interest annualized for the years ended December 31, 2000 and 1999:

                         AVERAGE BALANCE AND RATE TABLE
                          (Dollar amounts in thousands)

                                                      For the Year Ended              For the Year Ended
                                                -----------------------------    -----------------------------
                                                      December 31, 2000               December 31, 1999
                                                -----------------------------    -----------------------------
                                                   Average        Effective         Average        Effective
                                                   Balance          Rate            Balance           Rate
                                                -------------   -------------    -------------   -------------
Interest Earning Assets:
     Adjustable-rate mortgage assets            $   4,233,933            6.82%    $  4,378,998            5.92%
     Cash and cash equivalents                         19,332            6.76           21,679            4.71
                                                -------------   -------------    -------------   -------------
                                                    4,253,265            6.82        4,400,677            5.92
                                                -------------   -------------    -------------   -------------
Interest Bearing Liabilities:
     Borrowings                                     3,875,118            6.54        4,026,970            5.62
                                                -------------   -------------    -------------   -------------


Net Interest Earning Assets and Spread          $     378,147            0.28%   $     373,707            0.30%
                                                =============   =============    =============   =============


Yield on Net Interest Earning Assets (1)                                 0.86%                            0.77%
                                                                =============                    =============


(1) Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a net result of the yield on the Company's interest-earning assets increasing to 6.82% during 2000 from 5.92% during 1999 and the Company's cost of funds increasing to 6.54% from 5.62%, its net interest income increased by $2,615,000. This increase in net interest income was primarily the result of a favorable rate variance, partially offset by a less significant unfavorable volume variance. There was a net favorable rate variance of $2,736,000, which consisted of a favorable variance of $39,657,000 resulting from the higher yield on the Company's ARM assets portfolio and other interest-earning assets and an unfavorable variance of $36,921,000 resulting from the increase in the Company's cost of funds. The slightly lower average amount of interest earning assets during 2000 produced an unfavorable volume variance of $10,049,000, but this was almost entirely offset by a lower average balance of borrowings which produced a favorable volume variance of $9,928,000, resulting in a net unfavorable volume variance of only $122,000.

As of December 31, 2000, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, the cost of hedging, the amortization of deferred gains from hedging activity and the impact of principal payment receivables, was 7.06%, compared to 6.38% as of December 31, 1999 -- an increase of 0.68%. The Company's cost of funds as of December 31, 2000, was 6.75%, compared to 6.47% as of December 31, 1999 -- an increase of 0.28%. As a result of these changes, the Company's net interest spread as of December 31, 2000 was 0.31%, compared to --0.09% as of December 31, 1999 -- an increase of 0.40%.

The Company's provision for estimated credit losses decreased to $1,158,000 in 2000 from $2,867,000 in 1999, in part, because the Company discontinued reducing the cost basis of two securities that the Company believed had been reduced to a cost basis that fully reflected its estimate of credit losses for these two securities. The outlook for estimated loss on these two securities had improved as the underlying loans had been paying off and real estate values had improved, primarily in the California market. Additionally, during the third quarter of 2000, the Company decided to reduce its rate of providing for losses on its whole loan credit exposure. During the Company's third quarter review of the level of its loan loss reserves and after considering its identifiable loss exposure to delinquent loans and the lack of any significant losses to date recorded in the portfolio, the Company concluded that its loan loss reserves had reached a level that it was appropriate to reduce the rate at which the Company was recording provisions.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)

                                                          Years Ending December 31,
                                                     ---------------------------------
                                                         2000                 1999
                                                     -------------       -------------
Net income                                           $      29,165       $      25,584
   Additions:
     Provision for credit losses                             1,158               2,867
     Net compensation related items                            554                 362
     Non-REIT Subsidiary taxable loss                           59                  --
   Deductions:
        Dividend on Series A Preferred Shares               (6,679)(1)          (6,679)
     Actual credit losses on ARM securities                   (941)               (776)
       Use of capital loss carry forward                      (230)                (47)
                                                     -------------       -------------
Taxable net income available to common               $      23,086       $      21,311
                                                     =============       =============

----------

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

The table below presents the Company's consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate sensitive assets and liabilities at specific points in time as of December 31, 2001, based on the earlier of term to repricing or the term to repayment of the asset or liability. The table does not include assets and liabilities that are not interest rate sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of the Company's assets and certain of the Company's liabilities, the maturity date is not determinable with certainty. In general, the Company's ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, the Company's AAA rated notes payable are paid down as the related ARM asset collateral pays down. The static gap report reflects the Company's investment policy that allows for only the acquisition of ARM assets that reprice within one year, short-term fixed rate assets with an average life of one year or less or Hybrids ARMs that are match funded to within a duration mismatch of one-year.

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

The use of interest rate instruments such as Swaps, Cap Agreements and Option Contracts are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. The Swaps that hedge the financing of the Company's Hybrid ARMs are included in the static gap report for purposes of analyzing interest rate risk because they have the effect of adjusting the repricing characteristics of the Company's liabilities. The Cap Agreements and Option Contracts that hedge the lifetime cap on the Company's ARM assets are not considered in a static gap report because they do not effect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the applicable hedged asset.

                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                          (Dollar amounts in millions)

December 31, 2001

                                                                 Over 3           Over 6
                                             3 Months          Months to         Months to          Over
                                             or less            6 Months          1 Year           1 Year            Total
                                           -------------     -------------     -------------    -------------    -------------
Interest-earning assets:
   ARM securities                          $   1,606,351     $     575,295     $     616,494    $       7,814    $   2,805,954
   ARM loans                                     224,411            42,832            10,143               --          277,386
   Hybrid ARM securities and loans               248,339           162,251           316,022        1,891,413        2,618,025
   Cash and cash equivalents                      33,884                --                --               --           33,884
                                           -------------     -------------     -------------    -------------    -------------
     Total interest-earning assets             2,112,985           780,378           942,659        1,899,227        5,735,249
                                           -------------     -------------     -------------    -------------    -------------

Interest-bearing liabilities:
   Reverse repurchase agreements               4,662,693            42,202                --               --        4,704,895
   Notes payable                                 432,581                --                --               --          432,581
   Whole Loan Financing                           40,283                --                --               --           40,283
   Swaps                                      (2,347,349)          116,343           390,535        1,840,471               --
                                           -------------     -------------     -------------    -------------    -------------

     Total interest bearing
       liabilities                             2,788,208           158,545           390,535        1,840,471        5,177,759
                                           -------------     -------------     -------------    -------------    -------------

Interest rate sensitivity gap              $    (675,223)    $     621,833     $     552,124    $      58,756    $     557,490
                                           =============     =============     =============    =============    =============

Cumulative interest rate
sensitivity gap                            $    (675,223)    $     (53,390)    $     498,734    $     557,490
                                           =============     =============     =============    =============


Cumulative interest rate sensitivity
gap as a percentage of total assets
before market value adjustments                   (11.56)%           (0.91)%            8.54%             9.55%
                                           =============     =============     =============    =============


Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads and relationships among different indexes, changes in asset yields, which can change more quickly than the underlying interest coupon on ARM assets, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Accordingly, the Company makes extensive usage of an earnings simulation model to analyze its level of interest rate risk. This analytical technique used to measure and manage interest rate risk includes the impact of all on-balance-sheet and off-balance-sheet financial instruments.

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

At December 31, 2001, based on the earnings simulation model, the Company's potential earnings at risk to a gradual, parallel 100 basis point rise in market interest rates over the next twelve months was approximately 5.5% of projected 2002 net income. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, changes in other market conditions and management strategies to offset its potential exposure, among other factors. This measure of risk represents the Company's exposure to higher interest rates at a particular point in time. The Company's actual risk is always changing. The Company continuously monitors the Company's risk profile as it changes and alters its strategies as appropriate in its view of the likely course of interest rates and other developments in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the year ended December 31, 2001 consisted of reverse repurchase agreements, which totaled $4.739 billion, collateralized notes payable, which had a balance of $432.6 million and whole loan financing facilities, which had a balance of $37.7 million. The Company's other significant sources of funds for the year ended December 31, 2001 consisted primarily of payments of principal and interest from its ARM assets in the amount of $2.5 billion. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at December 31, 2001, had a weighted average effective cost of 2.27%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.8 months and the collateralized notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in January 2002, March 2002 and November 2002. As of December 31, 2001, $1.754 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from five months to thirteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with 22 different financial institutions and on December 31, 2001, had borrowed funds with 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 2.8%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the year ended December 31, 2001. Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of December 31, 2001, the Company had $432.6 million of AAA collateralized notes outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of December 31, 2001, the Company had entered into four whole loan financing facilities. One of the whole loan financing facilities had a committed borrowing capacity of $150 million and matured in January 2002. The Company has a second committed whole loan financing facility that has a borrowing capacity of $300 million and matures in March 2002. The Company expects to renew this facility. The Company also has two other whole loan financing facilities, both of which have borrowing capacities of $150 million and mature in November 2002. The borrowing capacity of each of these facilities can be increased, at the Company's option, to $300 million for an additional fee. As of December 31, 2001, the Company had $37.7 million borrowed against these whole loan financing facilities at an effective cost of 2.53%.

On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During August 2001, the Company completed a public offering of 5,791,500 shares of its common stock, for which it received net proceeds of $86.9 million. During November 2001, the Company completed a second public offering of 4,340,000 shares of its common stock, for which it received net proceeds of $66.1 million. As of December 31, 2001, $246.5 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation in the DRP during 2001, the Company issued 1,173,685 new shares of common stock and received $20.7 million of new equity capital.

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

Interest rates can also affect the Company's net return on its Hybrid ARMs (net of the cost of financing Hybrid ARMs). The Company estimates the duration of the fixed rate period of its Hybrid ARM and has a policy to hedge the financing of the Hybrid ARMs such that the duration difference is less than one year. The financing of the unhedged fixed rate remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if the cost of funds on borrowings is higher at the expiration of the hedged period, the Company's net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably and conversely, if the cost of funds on borrowings is lower, the net interest spread will be affected favorably.

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

OTHER MATTERS

The Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 97.8% of its total assets, compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 98.6% of its 2001 revenue qualifies for the 75% source of income test and 100% of its 2001 revenue qualifies for the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage assets represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage assets may be treated as assets separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 2001, the Company calculates that it is in compliance with this requirement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption "Market Risk" set forth on pages 42 through 45 in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company, the related notes and schedule to the financial statements, together with the Report of Independent Accountants thereon are set forth on pages F-3 through F-26 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2002 pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2002 pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2002 pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement dated March 27, 2002 pursuant to General Instruction G(3).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report:

                  1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

                           Report of Independent Accountants;
                           Consolidated Balance Sheets as of December 31, 2001 and 2000;
                           Consolidated Income Statements for the years ended December 31, 2001, 2000 and 1999;
                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999; Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and Notes to Consolidated Financial Statements.

                  2.       Schedules to Consolidated Financial Statements:

                           All consolidated financial statement schedules are included in Part II, Item 8 of this Annual Report on Form-K.

                  3.       Exhibits:

                           See "Exhibit Index".

         (b) Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

                  (i)  Current Report on Form 8-K, dated October 30, 2001
                           regarding (1) the Registrant's Press Release dated October 22, 2001 announcing the Registrant's second quarter earnings, (2) an amendment to the Amended and Restated By-laws of the Company regarding the maximum number of directors authorized, (3) the appointment of Richard P. Story as an additional Director and (4) the appointment of certain other officers.

                  (ii) Current Report on Form 8-K, dated November 16, 2001
                           regarding the Registrant's public offering of 4,000,000 shares and related underwriting agreement.

                             THORNBURG MORTGAGE, INC
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                        REPORT OF INDEPENDENT ACCOUNTANTS



                           For Inclusion in Form 10-K

                                   Filed with

                       Securities and Exchange Commission

                                December 31, 2001

                             THORNBURG MORTGAGE, INC
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                PAGE
                                                                                ----
FINANCIAL STATEMENTS:

Report of Independent Accountants                                               F-3

Consolidated Balance Sheets                                                     F-4

Consolidated Income Statements                                                  F-5

Consolidated Statements of Shareholders' Equity                                 F-6

Consolidated Statements of Cash Flows                                           F-7

Notes to Consolidated Financial Statements                                      F-8

FINANCIAL STATEMENT SCHEDULE:

Schedule IV - Mortgage Loans on Real Estate                                     F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Thornburg Mortgage, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, on January 1, 2001 the Company changed its accounting for derivative instruments.


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
January 25, 2002, except for Note 9,
as to which the date is February 12, 2002

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                    December 31
                                                                         ----------------------------------
                                                                              2001               2000
                                                                         ---------------    ---------------
ASSETS

     Adjustable-rate mortgage ("ARM") assets
         ARM securities                                                  $     5,163,058    $     3,359,352
         Collateral for collateralized notes                                     470,752            615,696
         ARM loans held for securitization                                        98,766            164,413
                                                                         ---------------    ---------------
                                                                               5,732,576          4,139,461

     Cash and cash equivalents                                                    33,884             13,105
     Accrued interest receivable                                                  33,483             32,730
     Prepaid expenses and other                                                    3,705              4,871
                                                                         ---------------    ---------------
                                                                         $     5,803,648    $     4,190,167
                                                                         ===============    ===============

LIABILITIES
     Reverse repurchase agreements                                       $     4,738,827    $     2,961,617
     Collateralized notes payable                                                432,581            603,910
     Other borrowings                                                             40,283            158,593
     Payable for assets purchased                                                 18,200            124,942
     Accrued interest payable                                                     12,160             20,519
     Dividends payable                                                            19,987              1,670
     Accrued expenses and other                                                    8,952              1,378
                                                                         ---------------    ---------------
                                                                               5,270,990          3,872,629
                                                                         ---------------    ---------------

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock: par value $.01 per share;
         2,760 shares authorized, issued and outstanding;
         9.68% Cumulative Convertible Series A;
         aggregate preference in liquidation $69,000                              65,805             65,805

     22,000 Series B cumulative shares authorized, none issued
         and outstanding, respectively                                                --                 --

     Common stock: par value $.01 per share; 47,218 and
         47,240 shares authorized, 33,305 and 22,072 shares
         issued and 33,305 and 21,572 outstanding, respectively                      333                221
     Additional paid-in-capital                                                  515,516            343,036
     Accumulated other comprehensive income (loss)                               (36,566)           (78,427)
     Notes receivable from stock sales                                            (7,904)            (5,318)
     Retained deficit                                                             (4,526)            (3,113)
     Treasury stock: at cost, 0 and 500 shares respectively                           --             (4,666)
                                                                         ---------------    ---------------
                                                                                 532,658            317,538
                                                                         ---------------    ---------------

                                                                         $     5,803,648    $     4,190,167
                                                                         ===============    ===============


See Notes to Consolidated Financial Statements.

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                  (Amounts in thousands, except per share data)


                                                                            Year ended December 31
                                                               -----------------------------------------------
                                                                    2001            2000              1999
                                                               -------------    -------------    -------------
Interest income from ARM assets and cash equivalents           $     278,594    $     289,973    $     260,365
Interest expense on borrowed funds                                  (199,829)        (253,343)        (226,350)
                                                               -------------    -------------    -------------
     Net interest income                                              78,765           36,630           34,015
                                                               -------------    -------------    -------------

Fee income                                                                49               --               --
Gain (loss) on sale of ARM assets, net                                     1              287               47
Hedging expense                                                       (1,337)              --               --
Provision for credit losses                                             (653)          (1,158)          (2,867)
Management fee                                                        (4,897)          (4,158)          (4,088)
Performance fee                                                       (6,716)             (46)              --
Other operating expenses                                              (6,550)          (2,390)          (1,523)
                                                               -------------    -------------    -------------

  Net income before cumulative effect of
    change in accounting principle                                    58,662           29,165           25,584
  Cumulative effect of change in accounting
    principle                                                           (202)              --               --
                                                               -------------    -------------    -------------

     NET INCOME                                                $      58,460    $      29,165    $      25,584
                                                               =============    =============    =============


Net income                                                     $      58,460    $      29,165    $      25,584
Dividend on preferred stock                                           (6,679)          (6,679)          (6,679)
                                                               -------------    -------------    -------------

Net income available to common shareholders                    $      51,781    $      22,486    $      18,905
                                                               =============    =============    =============

Basic and diluted earnings per share before
  cumulative effect of change in accounting
  principle                                                    $        2.10             1.05    $        0.88
Cumulative effect of change in accounting
  principle                                                            (0.01)              --               --
                                                               -------------    -------------    -------------
Basic and diluted earnings per share                           $        2.09    $        1.05    $        0.88
                                                               =============    =============    =============

Average number of common shares outstanding                           24,754           21,506           21,490
                                                               =============    =============    =============



See Notes to Consolidated Financial Statements.

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2001
              (Dollar amounts in thousands, except per share data)

                                                                                  Accum.         Notes
                                                                    Addi-         Other          Receiv-
                                      Pre-                         tional        Compre-        able From      Retained
                                     ferred         Common         Paid-in       hensive          Stock        Earnings/
                                      Stock         Stock          Capital      Income(Loss)      Sales        (Deficit)
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998         $    65,805    $       220    $   341,756    $   (82,148)   $    (4,632)   $    (4,512)
   Net income                                                                                                      25,584
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment                                                             307
      Deferred gain on sale of
       hedges, net of
       amortization                                                                    (648)

   Other comprehensive income

Interest from notes receivable
   from stock sales                                                      270
Dividends declared on preferred
   stock - $2.42 per share                                                                                         (6,679)
Dividends declared on common
   stock - $0.92 per share                                                                                        (19,770)
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999              65,805            220        342,026        (82,489)        (4,632)        (5,377)
Comprehensive income:
   Net income                                                                                                      29,165
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment                                                           4,927
      Deferred gain on sale of
       hedges, net of
       amortization                                                                    (865)

   Other comprehensive income

Issuance of common stock                                    1            730                          (686)
Interest from notes receivable
   from stock sales                                                      280
Dividends declared on preferred
   stock - $2.42 per share                                                                                         (6,679)
Dividends declared on common
   stock - $0.94 per share                                                                                        (20,222)
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000              65,805            221        343,036        (78,427)        (5,318)        (3,113)
Comprehensive income:
   Net income                                                                                                      58,460
   Other comprehensive income:
      Available-for-sale assets:
        Fair value adjustment                                                        71,391
   Swap agreements:
     Cumulative adjustment for
      change in accounting
      principle                                                                        (629)
     Fair value adjustment, net
     of amortization                                                                (28,901)

   Other comprehensive income

Issuance of common stock                                  112        172,132                        (2,677)
Interest and principal payments
   on notes receivable from stock
   sales                                                                 348                            91
Dividends declared on preferred
   stock - $2.42 per share                                                                                         (6,679)
Dividends declared on common
   stock - $2.00 per share                                                                                        (53,194)
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001         $    65,805    $       333    $   515,516    $   (36,566)   $    (7,904)   $    (4,526)
                                   ===========    ===========    ===========    ===========    ===========    ===========




                                                    Compre-
                                     Treasury       hensive
                                       Stock         Income         Total
                                    -----------   -----------    -----------
Balance, December 31, 1998          $    (4,666)                 $   311,823
   Net income                                     $    25,584         25,584
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment                               307            307
      Deferred gain on sale of
       hedges, net of
       amortization                                      (648)          (648)
                                                  -----------
   Other comprehensive income                     $    25,243
                                                  ===========
Interest from notes receivable
   from stock sales                                                      270
Dividends declared on preferred
   stock - $2.42 per share                                            (6,679)
Dividends declared on common
   stock - $0.92 per share                                           (19,770)
                                   -----------                   -----------
Balance, December 31, 1999              (4,666)                      310,887
Comprehensive income:
   Net income                                     $    29,165         29,165
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment                             4,927          4,927
      Deferred gain on sale of
       hedges, net of                                    (865)          (865)
       amortization
                                                  -----------
   Other comprehensive income                     $    33,227
                                                  ===========
Issuance of common stock                                                  45
Interest from notes receivable
   from stock sales                                                      280
Dividends declared on preferred
   stock - $2.42 per share                                            (6,679)
Dividends declared on common
   stock - $0.94 per share                                           (20,222)
                                   -----------                   -----------
Balance, December 31, 2000              (4,666)                      317,538
Comprehensive income:
   Net income                                     $    58,460         58,460
   Other comprehensive income:
      Available-for-sale assets:
      Fair value adjustment                            71,391         71,391
   Swap agreements:
     Cumulative adjustment for
      change in accounting
      principle                                          (629)          (629)
     Fair value adjustment, net
      of amortization                                 (28,901)       (28,901)
                                                  -----------
   Other comprehensive income                     $   100,321
                                                  ===========
Issuance of common stock                  4,666                      174,233
Interest and principal payments
   on notes receivable from stock
   sales                                                                 439
Dividends declared on preferred
   stock - $2.42 per share                                            (6,679)
Dividends declared on common
   stock - $2.00 per share                                           (53,194)
                                   -----------                   -----------
Balance, December 31, 2001         $        --                   $   532,658
                                   ===========                   ===========



See Notes to Consolidated Financial Statements.

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                            Year ended December 31
                                                               -----------------------------------------------
                                                                  2001               2000                 1999
                                                               -------------    -------------    -------------
Operating Activities:
   Net income                                                  $      58,460    $      29,165    $      25,584
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization                                                     20,095           17,476           31,080
     Net realized (gain) loss from sale of ARM assets                     (1)            (287)             (47)
     Provision for credit losses                                         653            1,158            2,867
     Hedging expense and cumulative effect of change in
      accounting principle                                             1,539               --               --
     Change in assets and liabilities:
       Accrued interest receivable                                      (753)            (802)           6,011
       Prepaid expenses and other                                      1,166            2,834           (5,859)
       Accrued interest payable                                       (8,359)           1,655          (12,650)
       Accrued expenses and other                                      7,573           (2,229)             397
                                                               -------------    -------------    -------------
         Net cash provided by operating activities                    80,373           48,970           47,383
                                                               -------------    -------------    -------------

Investing Activities:
   Available-for-sale securities:
     Purchases                                                    (2,777,381)        (736,568)      (1,244,341)
     Proceeds on sales                                               108,056          120,149            9,922
     Principal payments                                            2,001,978          686,912        1,032,332
   Collateral for collateralized notes payable:
     Principal payments                                              172,714          284,326          239,737
   ARM Loans:
     Purchases                                                    (1,185,277)        (176,027)         (35,417)
     Proceeds on sales                                                   339              107            8,775
     Principal payments                                               25,928            9,029            9,339
   Purchase of interest rate cap and floor agreements                     --           (1,048)          (1,853)
                                                               -------------    -------------    -------------
       Net cash provided by  (used in) investing activities       (1,653,643)         186,880           18,494
                                                               -------------    -------------    -------------

Financing Activities:
   Net borrowings from (repayments of) reverse repurchase
     agreements                                                    1,750,516          (60,894)         155,304
   Repayments of collateralized  notes                              (171,329)        (282,813)        (240,459)
   Net borrowings from (repayments of) other borrowings             (118,310)         137,303           19,260
   Proceeds from common stock issued, net                            174,234               45               --
   Dividends paid                                                    (41,586)         (26,900)         (26,449)
   Payments from notes receivable from stock sales                       524              280              270
                                                               -------------    -------------    -------------
     Net cash provided by (used in) financing activities           1,594,049         (232,979)         (92,074)
                                                               -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                  20,779            2,871          (26,197)

Cash and cash equivalents at beginning of year                        13,105           10,234           36,431

                                                               -------------    -------------    -------------
Cash and cash equivalents at end of year                       $      33,884    $      13,105    $      10,234
                                                               =============    =============    =============

See Notes to Consolidated Financial Statements.

                    THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Thornburg Mortgage, Inc. was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of adjustable-rate mortgage assets on June 25, 1993, upon receipt of the net proceeds from the initial public offering of the Company's common stock.

         Thornburg Mortgage, Inc. is a mortgage origination and acquisition company that originates, acquires and invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. The Company uses its equity capital and borrowed funds to invest in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings.

         The Company has a wholly owned mortgage banking subsidiary, TMHL, to conduct the Company's mortgage loan acquisition and mortgage loan origination activities. TMHL acquires mortgage loans through three channels: bulk acquisitions, correspondent lending and retail originations. TMHL finances the loans through four warehouse borrowing arrangements, pools loans for securitization and sale to its parent, and occasionally sells loans to third parties.

         A summary of the Company's significant accounting policies follows:

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (together with its subsidiaries referred to hereafter as the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC"), Thornburg Mortgage Acceptance Corporation ("TMAC") and a mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL") and its wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II, Thornburg Mortgage Acceptance Corporation II. TMFC and TMAC are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. During 2001, TMHL and its subsidiaries have operated as taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes and are not consolidated with the Company for tax reporting purposes. Beginning on January 1, 2002, TMHL and its current subsidiaries began operating as wholly owned qualified REIT subsidiaries and will be consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

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

            Management has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses excluded from earnings and reported in "Accumulated other comprehensive income (loss)" as a separate component of shareholders' equity.

            The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company's loans are not accounted for as sales and the

            Company does not record any servicing assets or liabilities as a result of this process. The fair value reflected in the Company's financial statements for these securities is generally based on market prices provided by certain dealers who make markets in these financial instruments.

            In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that individual ARM assets contain a contractual maximum interest rate ("Life Cap"). ARM securities typically have a Life Cap that not only places a constraint on the ability of an ARM security to adjust to higher interest rates but also affects the changes in fair value of an ARM security. As of January 1, 2001, in connection with the Company's adoption of FAS 133, the Company hedged the fair value changes of the Life Cap component of a portion of its ARM portfolio. As a result, the change in fair value associated with the Life Cap component of an ARM security in the portfolio was recorded in earnings, subject to meeting tests of hedging effectiveness, as well as an offsetting change in fair value of the hedging instruments. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness that is recorded in earnings. Hedge ineffectiveness is reported in the Company's Statements of Operations as Hedging expense. During the quarter ended September 30, 2001, the Company determined that it was impractical to continue measuring the effectiveness of this hedge and began recording the fair value change of these hedging instruments in the Company's Statements of Operations as Hedging expense.

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

            Interest income on ARM assets is accrued based on the outstanding principal amount and their contractual terms. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments.

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

            The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. At the time of securitization, the Company obtains a credit review by one or more Rating Agency of the loans being securitized. Based on this review, a determination is made regarding the expected losses to be realized in the future and the Company adjusts the basis of the securities to their expected realizable value. In doing so, the Company establishes a basis adjustment amount to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as expected, the Company makes a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting its portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Additionally, once a loan within a security is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that portion of the security collateralized by the loan.

            Prior to November 2001, the Company also made a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the allowance for loan losses. In November 2001, the Company made the determination that virtually all of its loans were expected to be securitized and that none of its loans were expected to experience a loss prior to securitization. The Company completed two loan securitization transactions in November and December 2001 and transferred the allowance for loan losses associated with the securitized loans to the cost basis of the resulting securities. The Company will continue to evaluate its estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Additionally, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of the accrued interest receivable to what it believes to be collectible and stops accruing interest on the loan.

            In addition, credit losses on pools of loans that are held as collateral for AAA notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company has reduced the cost basis of the subordinated security retained at the time the Collateralized notes payable were issued, to take into consideration estimated credit losses on the underlying loans.

            Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

         VALUATION METHODS

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

         DERIVATIVE FINANCIAL INSTRUMENTS

            Effective January 1, 2001, the Company adopted Financial Accounting Standard 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. FAS 133 established accounting and reporting standards for derivative instruments and hedging activities, including derivatives embedded in other instruments. In accordance with FAS 133, all derivatives are carried on the balance sheet at their fair value. If a derivative is designated as a "fair value hedge", the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a "cash flow hedge" the effective amount of change in the fair value of the derivative instrument is recorded in Other comprehensive income and is transferred from Other comprehensive income to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

            As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.

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

            All Cap Agreements were designated as fair value hedges against the value of the Life Cap components of available-for-sale ARM securities upon the adoption of FAS 133. In accordance with the adoption of FAS 133, and subject to meeting certain hedging requirements, the change in the fair value of the Cap Agreements is recognized in earnings and is compared to the change in the fair value of the related hedged asset to ensure the hedging relationship is highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the ARM securities portfolio is also recorded in earnings, subject to meeting certain tests of hedging effectiveness. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments do not offset each other, there is hedge ineffectiveness, which is reported in the Company's Statements of Operations as Hedging expense. The Company determined that this hedge utilizing Cap Agreements was not effective during the third quarter or fourth quarter of 2001 and, as a result, the Company recorded the change in fair value of the Cap Agreements as hedging expense with no offsetting amount associated with the change in fair value of the hedged assets. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet.

            Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principles in the amount of $0.2 million, which reduced net income. This amount is primarily the unrealized loss on certain Cap Agreements that had previously been designated as hedging the Company's borrowing cost during the fixed rate period of certain Hybrid ARMs. The Company recorded this unrealized loss in earnings because there was no change in the intrinsic value of the Cap Agreements since the inception of the hedge to the date of adopting FAS 133. The Company re-designated these Cap Agreements as fair value hedges that hedge the value of the Life Cap component of its ARM assets consistent with the rest of the Company's portfolio of Cap Agreements.

            In addition, prior to the adoption of FAS 133, the Company had designated the remainder of its Cap Agreements and all of its Option Contracts as a hedge against available for sale securities and ARM loans and had recorded the unrealized gains and losses on the Cap Agreements, Option Contracts and available for sale securities in Other comprehensive income. Upon the adoption of FAS 133, the Company designated its Cap Agreements and Option Contracts as fair value hedges against the Life Cap component of its ARM securities. As of the FAS 133 transition date, the fair value of the Life Cap component of its ARM securities was determined to be $1.315 million and the Cap Agreements and Option Contracts had a fair value of $1.319 million. Therefore, the transition adjustment to record the reclassification of the fair value of the Cap Agreements and Option Contracts from Other comprehensive income to earnings and the offsetting reclassification of the fair value of the Life Cap component of available for sale ARM securities, also from Other comprehensive income to earnings, resulted in no material net effect on either earnings or Other comprehensive income.

            INTEREST RATE SWAP AGREEMENTS

            The Company enters into interest rate swap agreements ("Swap Agreements") in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of its variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets. Additionally, as the Company acquires Hybrid ARMs, it also enters into Swap Agreements in order to manage the interest rate repricing mismatch between the fixed-rate period of the Hybrid ARMs and the fixed-rate period of the Swap Agreements to a duration difference of no more than one year. Duration measures market price volatility of financial instruments as their balances and interest rates change over time. The Company measures the duration of its Hybrid ARMs, fixed rate liabilities financing Hybrid ARMs and equity using various financial models and empirical data.

            All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of this hedge on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in Other comprehensive income and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Other comprehensive income would be reclassified to income. For a similar reason, if the Company called its Collateralized notes payable prior to the maturity of the Swap Agreements designated as a cash flow hedge of a portion of that debt, then the related gain or loss in Other comprehensive income would be reclassified to income. As of December 31, 2001, the net unrealized losses on Swap Agreements and deferred gains from terminated Swap Agreements recorded in Other comprehensive income was a net loss of $30.9 million. The Company estimates that over the next twelve months, approximately $17.8 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from Other comprehensive income to earnings. The carrying value of the Swap Agreements, in the amount of $33.9 million as of December 31, 2001, is included in Reverse repurchase agreements in the accompanying balance sheets.

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

            OTHER HEDGING ACTIVITY

            Prior to March 31, 2000, the Company entered into hedging transactions in connection with the purchase of Hybrid ARMs between the trade date and the settlement date. Generally, the Company has hedged the cost of obtaining future fixed rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities ("MBS") on the trade date and settled the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses were deferred and amortized as a yield adjustment over the fixed rate period of the financing. Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in Other comprehensive income in the amount of $1.7 million to record the deferred gains from Other hedging activity, previously included in Reverse repurchase agreements in the Company's consolidated balance sheets. As of December 31, 2001, $0.8 million of deferred gains from other hedging activity remained in Other comprehensive income and the Company estimates that over the next twelve months, $0.7 million will be reclassified to earnings.

         INCOME TAXES

            The Company, excluding TMHL and its subsidiaries, elected to be taxed as a Real Estate Investment Trust ("REIT") and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. During 2001, TMHL and each of its subsidiaries were taxable REIT subsidiaries and, as such, were subject to both federal and state corporate income tax. For the years ended December 31, 2001 and 2000, TMHL had immaterial taxable losses. As of January 1, 2002, the Company revoked its election to operate TMHL and its subsidiaries as taxable REIT subsidiaries and as a result they are now qualified REIT subsidiaries.

            The Company declared a $0.55 common dividend on December 22, 2001, which was paid on January 31, 2002. This dividend will be taken as a dividend deduction on the Company's 2001 income tax return and is therefore taxable income for common shareholders for 2001, as well as the four common dividends paid during 2001.

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

            Following is information about the computation of the earnings per share data for the years ended December 31, 2001, 2000 and 1999 (Amounts in thousands except per share data):

                                                                                      Earnings
                                                    Income            Shares          Per Share
                                                --------------    --------------   --------------
                        2001
Net income                                      $       58,460

Less preferred stock dividends                          (6,679)
                                                --------------

Basic EPS, income available to
   common shareholders                                  51,781            24,754   $         2.09
                                                                                   ==============

Effect of dilutive securities:

   Stock options                                            --                49

                                                --------------   --------------
Diluted EPS                                     $       51,781            24,803   $         2.09
                                                ==============    ==============   ==============

                        2000
Net income                                      $       29,165

Less preferred stock dividends                          (6,679)
                                                --------------

Basic EPS, income available to
   common shareholders                                  22,486            21,506   $         1.05
                                                                                   ==============

Effect of dilutive securities:

   Stock options                                            --                13

                                                --------------   --------------
Diluted EPS                                     $       22,486            21,519   $         1.05
                                                ==============    ==============   ==============

                        1999
Net income                                      $       25,584

Less preferred stock dividends                          (6,679)
                                                --------------

Basic EPS, income available to
   common shareholders                                  18,905            21,490   $         0.88
                                                                                   ==============

Effect of dilutive securities:

   Stock options                                            --                --

                                                --------------   --------------
Diluted EPS                                     $       18,905            21,490   $         0.88
                                                ==============    ==============   ==============

            The Company has granted options to directors and officers of the Company and employees of the Manager to purchase 35,666, 210,022 and 186,779 shares of common stock at average prices of $10.56, $7.43 and $8.90 per share during the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, all of the options to purchase shares of common stock had either been exercised, cancelled or had expired. The conversion of preferred stock was not included in the computation of diluted EPS for any year because such conversion would increase the diluted EPS.

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

NOTE 2. ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

            The following tables present the Company's ARM assets as of December 31, 2001 and 2000. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

                 December 31, 2001:

                                                       Available-
                                                        for-Sale         Collateral for
                                                      ARM Securities      Notes Payable          ARM Loans             Total
                                                     ----------------    ----------------    ----------------    ----------------
                 Principal balance outstanding       $      5,092,713    $        465,733    $         98,711    $      5,657,157
                 Net unamortized premium                       45,025               8,204                 155              53,384
                 Basis adjustments/Allowance
                    for losses                                 (5,891)             (3,185)               (100)             (9,176)
                 Cap agreements                                 3,622                  --                  --               3,622
                 Principal payment receivable                  36,080                  --                  --              36,080
                                                     ----------------    ----------------    ----------------    ----------------
                    Amortized cost, net                     5,171,549             470,752              98,766           5,741,067
                 Gross unrealized gains                        35,439               4,346                 216              40,001
                 Gross unrealized losses                      (43,930)             (2,768)               (258)            (46,956)
                                                     ----------------    ----------------    ----------------    ----------------
                    Fair value                       $      5,163,058    $        472,330    $         98,724    $      5,734,112
                                                     ================    ================    ================    ================

                    Carrying value                   $      5,163,058    $        470,752    $         98,766    $      5,732,576
                                                     ================    ================    ================    ================


                 December 31, 2000:
                                                        Available-
                                                         for-Sale        Collateral for
                                                      ARM Securities      Notes Payable         ARM Loans              Total
                                                     ----------------    ----------------    ----------------    ----------------
                 Principal balance outstanding       $      3,359,301    $        606,686    $        165,131    $      4,131,118
                 Net unamortized premium                       56,759              11,759                (567)             67,951
                 Basis adjustments/Allowance
                    for losses                                 (1,869)             (2,949)               (151)             (4,969)
                 Cap agreements                                 3,705                 200                  --               3,905
                 Principal payment receivable                  19,883                  --                  --              19,883
                                                     ----------------    ----------------    ----------------    ----------------
                    Amortized cost, net                     3,437,779             615,696             164,413           4,217,888
                 Gross unrealized gains                         7,526                  45               2,029               9,600
                 Gross unrealized losses                      (85,953)            (10,499)                (97)            (96,549)
                                                     ----------------    ----------------    ----------------    ----------------
                    Fair value                       $      3,359,352    $        605,242    $        166,345    $      4,130,939
                                                     ================    ================    ================    ================

                    Carrying value                   $      3,359,352    $        615,696    $        164,413    $      4,139,461
                                                     ================    ================    ================    ================

            During 2001, the Company sold $108.1 million of ARM securities and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during 2001 for a gain of $2,000. During 2000, the Company realized $287,000 in gains and no losses on the sale of $120.0 million of ARM assets, and during 1999, the Company realized $52,000 in gains and $5,000 in losses on the sale of $18.6 million of ARM assets. All of the ARM securities sold were classified as available-for-sale.

            During 2001, the Company securitized $1.219 billion of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. In addition, during 2001, the Company swapped $23.2 million ARM loans for FNMA guaranteed certificates. The Company did not account for any of these securitizations as sales and, therefore, did not record any gain or loss in connection with these securitizations. The Company carries the securities at fair value, based primarily on market value prices received from dealers familiar with similar securities. As of December 31, 2001, the Company had $1.865 billion of ARM assets that have resulted from the Company's securitization efforts.

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


                  Carrying amount                                      $    1,865.0
                  Fair Value                                           $    1,866.6

                  Weighted average life (in years)                              2.6
                  Prepayment speed assumption (annual rate)                    29.4%
                      Impact on fair value of 10% adverse change       $       (2.9)
                      Impact on fair value of 20% adverse change       $       (6.7)

                  Projected credit losses (annual rate)                         0.10%
                      Impact on fair value of 10% adverse change       $       (0.5)
                      Impact on fair value of 20% adverse change       $       (0.9)

                  Cash flow discount rate                                       5.49%
                      Impact on fair value of 10% adverse change       $      (21.2)
                      Impact on fair value of 20% adverse change       $      (41.9)

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

            As of December 31, 2001 and 2000, the Company had reduced the cost basis of its securitized ARM loans by $7,925,000 and $635,000, respectively, due to estimated credit losses (other than temporary declines in fair value). A portion of the estimated credit losses was provided for prior to securitization as a loan loss provision in the amount of $3,513,000. In addition, a portion was estimated and recorded at the time of securitization in determining the realizable value of the subordinated classes created in the securitization during 2001 in the amount of $3,752,000.

            As of December 31, 2001 and 2000, the Company had reduced the cost basis of other ARM securities by $1,151,000 and $1,234,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for these ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses. During 2001, the Company recorded realized losses on these ARM securities in the amount of $83,000 and, in accordance with its credit policies, the Company did not provided for any additional estimated credit losses.

            The following tables summarize ARM loan delinquency information as of December 31, 2001 and 2000 (dollar amounts in thousands):

            2001

                                                                                 Percent
                                                     Loan           Loan         of ARM       Percent of
                           Delinquency Status        Count         Balance      Loans (1)    Total Assets
                         ----------------------    ---------    -----------  -------------   -------------
                         60 to 89 days                    3     $        695          0.04%          0.01%
                         90 days or more                  2              385          0.02           0.01
                         In foreclosure                   4              552          0.03           0.01
                                                   --------     ------------ -------------   ------------
                                                          9     $      1,632          0.09%          0.03%
                                                   ========     ============ =============   ============

            2000



                                                                                 Percent
                                                     Loan           Loan         of ARM        Percent of
                           Delinquency Status        Count         Balance      Loans (1)     Total Assets
                         ----------------------    ---------     -----------  -------------   -----------
                         60 to 89 days                     3     $       447          0.04%          0.01%
                         90 days or more                  --              --            --             --
                         In foreclosure                    5           3,980          0.34           0.10
                                                   ---------     ----------- -------------   ------------
                                                           8     $     4,427          0.38%          0.11%
                                                   =========     =========== =============   ============

            ----------
            (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $1.924 billion and $1.165 billion at December 31, 2001 and 2000, respectively.

            The following table summarizes the activity for the allowance for losses on ARM loans for the year ended December 31, 2001 and 2000 (dollar amounts in thousands):

                                                                        2001           2000
                                                                     ----------     ---------
                       Beginning balance                             $ 3,100        $   2,208
                       Provision for losses                              513              951
                       Adjustment to allowance for losses in
                          connection with securitization of           (3,513)              --
                       loans
                       Charge-offs, net                                   --              (59)
                                                                     -------        ---------
                       Ending balance                                $   100        $   3,100
                                                                     =======        =========

        As of December 31, 2001, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $0.3 million. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of these properties.

        As of December 31, 2001, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

                        Agency ARM securities                 $   394,146
                        Whole loans - correspondent               181,264
                        Whole loans - direct originations         157,006
                                                              -----------
                                                              $   732,416
                                                              ===========

        As of December 31, 2001 and December 31, 2000, the Company had purchased Cap Agreements with a remaining notional amount of $2.254 billion and $2.624 billion, respectively. The notional amount of the Cap Agreements purchased declined at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month, three-month or six-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.875% to 12.00% and average approximately 10.05%. The Cap Agreements owned by the Company, prior to the quarter ended September 30, 2001, were hedging the fair value of the Life Cap component of the Company's ARM securities, which have an average lifetime interest rate cap of 11.09%. During the quarters ended September 30, 2001 and December 31, 2001, the change in fair value of the Cap Agreements compared to the change in the fair value of the hedged assets did not meet the effectiveness requirements of FAS 133. Therefore, the Company recorded the change in fair value of the Cap Agreements as hedging expense and did not record an offsetting amount associated with the change in fair value of the hedged assets. The Cap Agreements had an average maturity of 1.5 years as of December 31, 2001. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.173 billion over the period of the agreements, which expire between 2002 and 2004. During the year ended December 31, 2001, the Company recognized expenses of $1,337,000 related to hedge ineffectiveness of its fair value hedges, which is reported as Hedging expense in the Company's Consolidated Statements of Operations.

        The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at December 31, 2001 amounted to $431,000 and is included in ARM securities on the balance sheet.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

        The Company has arrangements to enter into reverse repurchase agreements with 22 different financial institutions and on December 31, 2001, had borrowed funds with 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons.

        As of December 31, 2001, the Company had outstanding $4.739 billion of reverse repurchase agreements with a weighted average borrowing rate of 2.24% and a weighted average remaining maturity of 2.8 months. As of December 31, 2000, the Company had outstanding $2.962 billion of reverse repurchase agreements with a weighted average borrowing rate of 6.80% and a weighted average remaining maturity of 2.3 months. As of December 31, 2001, $1.754 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from five months to thirteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $4.977 billion, including accrued interest, collateralized the reverse repurchase agreements at December 31, 2001.

        At December 31, 2001, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

                  Within 30 days         $     2,772,181
                  31 to 89 days                  403,490
                  90 to 365 days               1,423,749
                  Over 365 days                  105,475
                                         ---------------
                                               4,704,895
                  Swap Agreements                 33,932
                                         ---------------
                                         $     4,738,827
                                         ===============

        As of December 31, 2001, the Company had entered into four whole loan financing facilities. One of the whole loan financing facilities had a committed borrowing capacity of $150 million and matured in January 2002. The Company has a second committed whole loan financing facility that has a borrowing capacity of $300 million and matures in March 2002. The Company expects to renew this facility. The Company also has two other whole loan financing facilities, both of which have borrowing capacities of $150 million and mature in November 2002. Each of these facilities can be increased to a borrowing capacity of $300 million, at the option of the Company, for an additional fee. As of December 31, 2001, the Company had $37.7 million borrowed against these whole loan financing facilities at an effective cost of 2.53%. As of December 31, 2000, the Company had $158.6 million borrowed against whole loan financing facilities at an effective cost of 7.05%. The amount borrowed on the whole loan financing agreements at December 31, 2001 was collateralized by ARM loans with a carrying value of $39.3 million, including accrued interest.

        The whole loan financing facility with a borrowing capacity of $300 million, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing. The Company entered into this securitization transaction in March 2000 and began using this facility in May 2000.

        On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of December 31, 2001, the Notes had a net balance of $432.6 million, an effective interest cost of 2.65%, which changes each month at a spread to one-month LIBOR. As of December 31, 2001, these Notes were collateralized by ARM loans with a principal balance of $465.7 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

        During September 2001, the Company entered into a $10 million line of credit agreement collateralized by payment receivables in connection with Agency ARM securities. As of December 31, 2001, the Company had $2.6 million borrowed against this line of credit at an effective interest rate of 3.93%. The interest rate on this credit line varies with one-month LIBOR. As of December 31, 2001, this line was collateralized by Agency ARM security payment receivables in the amount of $3.5 million.

        As of December 31, 2001, the Company was counterparty to thirty-eight interest rate swap agreements ("Swaps") having an aggregate notional balance of $1.690 billion. These Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. The Company limits the interest rate mismatch on the funding of its Hybrid ARMs (the difference between the duration of the fixed-rate period of Hybrid ARMs and the duration of the fixed-rate liabilities and equity funding Hybrid ARMs) to a duration difference of no more than one year. As of December 31, 2001, these Swaps had a weighted average maturity of 2.8 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 45 days to 375 days. As of December 31, 2001, ARM assets with a carrying value of $20.8 million collateralized the Swap Agreements, including accrued interest and cash in the amount of $3.0 million.

        The total cash paid for interest was $205.7 million, $249.6 million and $233.3 million for 2001, 2000 and 1999 respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and December 31, 2000. (dollar amounts in thousands):

                                                               December 31, 2001               December 31, 2000
                                                         -----------------------------   ------------------------------
                                                           Carrying         Fair           Carrying           Fair
                                                            Amount          Value           Amount            Value
                                                         -------------   -------------   -------------    -------------
                  Assets:
                     ARM assets                          $   5,732,145   $   5,733,681   $   4,137,943    $   4,129,421
                     Cap Agreements                                431             431           1,518            1,518

                  Liabilities:
                     Reverse repurchase agreements           4,704,895       4,704,895       2,961,617        2,961,617
                     Collateralized notes payable              432,581         434,469         603,910          605,927
                     Other borrowings                           40,283          40,283         158,593          158,593
                     Swap agreements                            33,932          33,932            (334)           7,259

        The above carrying amounts for assets are combined in the balance sheet under the caption "Adjustable-rate mortgage assets." The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

NOTE 5.  COMMON AND PREFERRED STOCK

        The Company has issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25 per share. Net proceeds from this issuance totaled $65.8 million. The dividends are cumulative commencing on the issue date and are payable quarterly, in arrears. The dividends per share are equal to the greater of (i) $0.605 per quarter, or (ii) the quarterly dividend declared on the Company's common stock. Each share is convertible at the option of the holder at any time into one share of common stock. The preferred shares are redeemable by the Company on and after December 31, 1999, in whole or in part, as follows:
        (i) for one share of common stock plus accumulated, accrued but unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the conversion price of $25, or (ii) for cash at the issue price of $25, plus any accumulated, accrued but unpaid dividends through the redemption date. In the event of liquidation, the holders of the preferred shares will be entitled to receive out of the assets of the Company, prior to any distribution to the common shareholders, the issue price of $25 per share in cash, plus any accumulated, accrued and unpaid dividends. The Company has not, nor does it have any currents plans to exercise its redemption rights at this time.

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

        On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. In addition, the Company's Board of Directors suspended the Company's previously approved program to repurchase shares. The Company had not repurchased any shares under this program since 1998. During August 2001, the Company completed a public offering of 5,791,500 shares of its common stock, for which it received net proceeds of $86.9 million. Additionally, during November 2001, the Company also completed a public offering of 4,340,000 shares of its common stock, for which it received net proceeds of $66.1 million.


        During 2001, the Company issued 1,173,685 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $20.7 million. During 2000 and 1999, the Company did not issue any shares of common stock under this plan.

NOTE 6.  STOCK OPTION PLAN

        The Company has a Stock Option and Incentive Plan (the "Plan") that authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), Phantom Stock Rights ("PSRs") and restricted common stock.

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

        Restricted shares of common stock are granted at the discretion of the Board of Directors and approval of the Stock Option Committee. Restricted shares of common stock are generally granted in lieu of ISOs and NQSOs, based on equivalent values as calculated by a Black Scholes option model. At the time restricted shares are granted, the Board of Directors determines the vesting period, generally three years. In general, a portion of the restricted shares vest at the end of each year of the vesting period and the shares participate in the common dividends declared during the vesting period. The Company expenses the value of the restricted shares, based on their value as of the date of grant, over the vesting period.

        The Company usually issues DERs at the same time ISOs, NQSOs and shares of restricted stock are granted. The number of PSRs issued is based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

        During 2001, there were 55,636 restricted common shares granted, 355,600 DERs granted and 45,330 PSRs issued. As of the December 31, 2001, there were 723,574 DERs outstanding, of which 695,413 were vested, and 89,260 PSRs outstanding. The Company recorded an expense associated with the DERs and the PSRs of $1,454,000, $274,000 and $92,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Of the expense recorded in 2001, $700,000 was the amount of dividends paid on DERs and PSRs, $662,000 was the impact of the increase in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment and $92,000 was the amortization of the value of granting restricted shares.

        During 2001, stock options for 371,429 shares of common stock were exercised at an average price of $8.46 and $2.7 million of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $463.5 thousand. During 2000, stock options for 82,797 shares of common stock were exercised at an average price of $8.83 and $685.7 thousand of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $45.3 thousand. During 1999, there were no exercises of stock options.

        Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes mature during 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of December 31, 2001, there was $7.9 million of notes receivable outstanding from stock sales.

        The Company accounts for stock options under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

                                                    2001              2000             1999
                                                -------------    -------------    -------------
          Net income - as reported              $      58,460    $      29,165    $      25,584
          Net income - pro forma                       58,420           28,989           25,428

          Basic EPS - as reported                        2.09             1.05             0.88
          Basic EPS - pro forma                          2.09             1.04             0.87

          Diluted EPS - as reported                      2.09             1.05             0.88
          Diluted EPS - pro forma                        2.09             1.04             0.87

          Assumptions:
              Dividend yield                            10.00%           10.00%           10.00%
              Expected volatility                        33.4%            32.4%            30.1%
              Risk-free interest rate                    5.19%            6.29%            5.48%
              Expected lives                           7 years          7 years          7 years


        Information regarding stock options is as follows:

                                                       2001                        2000                        1999
                                           ---------------------------  ---------------------------  ---------------------------
                                                            Weighted                     Weighted                     Weighted
                                                            Average                      Average                       Average
                                                            Exercise                     Exercise                      Exercise
                                              Shares         Price         Shares         Price         Shares          Price
                                           ------------   ------------  ------------   ------------  ------------   ------------
          Outstanding, beginning of year        916,698   $     14.248       789,473   $     15.494       612,402   $     17.549
          Granted                                35,666         10.563       210,022          7.426       186,779          8.897
          Exercised                            (371,429)         8.455       (82,797)         8.829            --             --
          Cancelled/Expired                    (580,935)        17.725            --             --        (9,708)        18.227
                                           ------------   ------------  ------------   ------------  ------------   ------------
          Outstanding, end of year                   --   $         --       916,698   $     14.248       789,473   $     15.494
                                           ============   ============  ============   ============  ============   ============

          Weighted average fair value of
          options granted during the year  $       1.26                 $       0.93                 $       0.93

          Options exercisable at year end            --                      804,053                      631,828

        As presented in the table above, all of the stock options outstanding as of December 31, 2000 and the ones granted during 2001 were either cancelled or exercised during 2001. As of December 31, 2001, there are no stock options outstanding.

        In January 2001, outstanding stock options for 578,303 shares at option exercise prices of $15.00 per share and above were voluntarily surrendered and cancelled by the officers and directors of the Company and employees of the Manager who held the options. The cancelled options were returned to the Plan and are available for future option grants under the Plan.

NOTE 7. TRANSACTIONS WITH AFFILIATES

        The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager are reimbursed by the Company, principally expenses of the Company's mortgage banking subsidiary related to mortgage loan acquisition, selling, servicing and securitization activities. During the years ended December 31, 2001 and 2000, TMHL reimbursed the Manager $1,599,000 and $75,000 for expenses, respectively, in accordance with the terms of the Agreement. The Agreement has a ten-year term and provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement. If the Company terminates the Agreement for a reason other than for cause, a minimum fee would be due to the Manager.

        The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement) payable monthly in arrears as follows: 1.18% of the first $300 million of Average Shareholders' Equity, plus 0.87% of Average Shareholders' Equity above $300 million. The Agreement also has a cost of living clause that adjusts the base management fee formula by the change in the Consumer Price Index over the previous twelve-month period, effective as of each annual review of the Agreement. In addition, the three wholly-owned subsidiaries of the Company and the two wholly-owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,200 per month, paid in arrears.

        For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of $4,897,000, $4,158,000 and $4,088,000, respectively, in base management fees in accordance with the terms of the Management Agreements. As of December 31, 2001 and 2000, $510,000 and $361,000,
        respectively, was payable by the Company to the Manager for the base management fee.

        The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the year ended December 31, 2001 and 2000, the Company earned performance based compensation in the amount of $6,716,000 and $46,000, respectively, in accordance with the terms of the Agreement. As of December 31, 2001 and 2000, $3,092,000 and $46,000, respectively, was payable by the Company to the Manager for performance based compensation. For the year ended December 31, 1999, the Company did not pay the Manager any performance based compensation because the Company's net income, as measured by Return on Equity, did not exceed the ten-year U.S. Treasury Rate plus 1%.

        For the years ended December 31, 2001 and 2000, the Company reimbursed the Manager and other affiliated companies $112,000 and $95,000, respectively, for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services. Beginning in 1999, the Company's subsidiaries, except TMHL, entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During 2001, 2000 and 1999, the combined amount of rent paid to the Manager was $14,000, $31,000 and $10,000, respectively.

NOTE 8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

                                                                       Year Ended December 31, 2001
                                                           ----------------------------------------------------------------
                                                             Fourth             Third           Second            First
                                                             Quarter           Quarter          Quarter          Quarter
                                                           -------------    -------------    -------------    -------------
Interest income from ARM assets and cash                   $      71,441    $      66,249    $      67,679    $      73,225
Interest expense on borrowed funds                               (42,507)         (46,456)         (51,965)         (58,901)
                                                           -------------    -------------    -------------    -------------
   Net interest income                                            28,934           19,793           15,714           14,324
                                                           -------------    -------------    -------------    -------------

Hedging expense                                                     (213)            (507)            (466)            (151)

Gain (loss) on ARM assets                                             --               --                1               --

Provision for credit losses                                          (91)            (231)            (153)            (178)

General and administrative expenses                               (7,120)          (4,470)          (3,458)          (3,066)

Dividend on preferred stock                                       (1,670)          (1,670)          (1,669)          (1,670)

Cumulative effect of change in accounting principle                                                     --             (202)
                                                           -------------    -------------    -------------    -------------
   Net income available to common shareholders             $      19,840    $      12,915    $       9,969    $       9,057
                                                           =============    =============    =============    =============

Basic EPS                                                  $        0.65    $        0.52    $        0.46    $        0.42
                                                           =============    =============    =============    =============

Diluted EPS                                                $        0.65    $        0.52    $        0.46    $        0.42
                                                           =============    =============    =============    =============

Average number of common shares outstanding                       30,434           25,004           21,791           21,691
                                                           =============    =============    =============    =============



                                                                       Year Ended December 31, 2000
                                                           ----------------------------------------------------------------
                                                              Fourth            Third           Second           First
                                                              Quarter          Quarter          Quarter          Quarter
                                                           -------------    -------------    -------------    -------------
Interest income from ARM assets and cash                   $      73,150    $      71,017    $      73,152    $      72,654
Interest expense on borrowed funds                               (63,567)         (62,039)         (64,400)         (63,337)
                                                           -------------    -------------    -------------    -------------
   Net interest income                                             9,583            8,978            8,752            9,317
                                                           -------------    -------------    -------------    -------------

Gain (loss) on ARM assets                                            238               --               49               --

Provision for credit losses                                         (176)            (270)            (381)            (331)

General and administrative expenses                               (1,976)          (1,692)          (1,453)          (1,473)

Dividend on preferred stock                                       (1,669)          (1,670)          (1,670)          (1,670)

                                                           -------------    -------------    -------------    -------------
   Net income available to common shareholders             $       6,000    $       5,346    $       5,297    $       5,843
                                                           =============    =============    =============    =============

Basic EPS                                                  $        0.28    $        0.25    $        0.25    $        0.27
                                                           =============    =============    =============    =============

Diluted EPS                                                $        0.28    $        0.25    $        0.25    $        0.27
                                                           =============    =============    =============    =============

Average number of common shares outstanding                       21,553           21,490           21,490           21,490
                                                           =============    =============    =============    =============


NOTE 9. SUBSEQUENT EVENT

        On February 12, 2002, the Company completed a public offering of 5,400,000 shares of its common stock pursuant to its Registration Statement on Form S-3 that was declared effective on July 6, 2001. The Company received net proceeds of $99.1 million. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 810,000 shares of common stock to cover over-allotments at the public offering price of $19.41 per share, less the underwriting discounts and commissions.

                   SCHEDULE IV - Mortgage Loans on Real Estate

Column A, Description: The Company's whole loan portfolio at December 31, 2001, which consists of only first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):


              Column A (continued)             Column B         Column C      Column G            Column H
              --------------------            ----------       ---------    ------------     ---------------------
                Description(4)

                    Range of       Number                        Final        Carrying        Principal Amount of
                Carrying Amounts    of         Interest         Maturity     Amount of       Loans Delinquent as to
                  of Mortgages     Loans         Rate             Date       Mortgages(3)    Principal or Interest
              ------------------- -------     ----------       ---------    ------------     ---------------------
      ARM Loans:
                  $    0 - 250       414      3.50 - 9.48       Various         $ 54,539              $  620
                     251 - 500       218      2.88 - 9.11       Various           77,676                  --
                     501 - 750        80      3.61 - 8.73       Various           48,543                  --
                   751 - 1,000        41      3.23 - 8.61       Various           37,748                  --
                    over 1,000        34      3.25 - 6.61       Various           47,686                  --
                                   -----                                        --------              ------
                                     787                                         266,192                 620
                                   -----                                        --------              ------
   Hybrid Loans:
                       0 - 250       816      3.75 - 9.23       Various          103,145                 389
                     251 - 500       309      3.75 - 8.48       Various          110,417                 623
                     501 - 750        71      4.50 - 8.48       Various           43,004                  --
                   751 - 1,000        32      4.70 - 7.73       Various           28,778                  --
                    over 1,000         8      5.75 - 7.61       Various           12,618                  --
                                   -----                                        --------              ------
                                   1,236                                         297,962               1,012
                                   -----                                        --------              ------

                       Premium                                                     8,360
       Allowance for losses(2)                                                      (100)
                                   -----                                        --------              ------
                                   2,023                                        $572,414              $1,632
                                   =====                                        ========              ======

Notes:

        (1)  Reconciliation of carrying amounts of mortgage loans:

                  Balance at December 31, 2000                                $  811,379
                    Additions during 2001:
                      Loan purchases                                           1,185,280
                      Transfer of loan loss reserves at time of loan
                        securitization                                             3,513
                                                                              ----------
                                                                               1,188,793
                    Deductions during 2001:
                      Collections of principal                                   198,121
                      Cost of mortgage loans securitized                       1,223,921
                      Cost of mortgage loans sold                                    333
                      Cost of mortgage loans transferred to REO                      520
                      Provision for losses                                           513
                      Amortization of premium                                      4,350
                                                                              ----------
                                                                               1,427,758
                                                                              ----------
                  Balance at December 31, 2001                                $  572,414
                                                                              ==========

(2) The provision for losses is based on management's assessment of various factors.

(3)  Cost for Federal income taxes is the same.

(4) The geographic distribution of the Company's whole loan portfolio at December 31, 2001 is as follows:

                              Number of
   State or Territory           Loans           Carrying Amount
   ------------------         ---------         ---------------
Arizona                             45             $ 11,978
California                         271              122,212
Colorado                            59               27,038
Connecticut                         43               14,560
Florida                            267               62,310
Georgia                            181               54,576
Illinois                            54               15,683
Massachusetts                       58               15,205
Maryland                            40               11,620
Michigan                            89               15,655
Missouri                            67                9,770
New Jersey                          81               24,684
New York                           183               43,733
Texas                               74               17,007
Washington                          35                9,294
Other states, less than            476              108,829
    41 loans each
Premium                                               8,360
Allowance for losses                                   (100)
                                 -----             --------
          TOTAL                  2,023             $572,414
                                 =====             ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THORNBURG MORTGAGE, INC.
                                   (Registrant)

Dated: March 27, 2002              /s/ Garrett Thornburg
                                   ----------------------------------------
                                   Garrett Thornburg
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Dated: March 27, 2002              /s/ Richard P. Story
                                   ----------------------------------------
                                   Richard P. Story
                                   Executive Vice President, Director
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                               Capacity                                 Date
------------------------------------        ---------------------------                 ------------------
/s/ Garrett Thornburg                       Chairman of the Board,                      March 27, 2002
------------------------------------        Director and Chief
Garrett Thornburg                           Executive Officer

/s/ Larry A. Goldstone                      President, Director and                     March 27, 2002
------------------------------------        Chief Operating Officer
Larry A. Goldstone

/s/ Richard P. Story                        Executive Vice President, Director          March 27, 2002
------------------------------------        and Chief Financial Officer
Richard P. Story

/s/ Joseph H. Badal                         Executive Vice President and Director       March 27, 2002
------------------------------------
Joseph H. Badal

/s/ David A. Ater                           Director                                    March 27, 2002
------------------------------------
David A. Ater

/s/ Ike Kalangis                            Director                                    March 27, 2002
------------------------------------
Ike Kalangis

/s/ Owen M. Lopez                           Director                                    March 27, 2002
------------------------------------
Owen M. Lopez

/s/ James H. Lorie                          Director                                    March 27, 2002
------------------------------------
James H. Lorie

/s/ Francis I. Mullin III                   Director                                    March 27, 2002
------------------------------------
Francis I. Mullin III

/s/ Stuart C. Sherman                       Director                                    March 27, 2002
------------------------------------
Stuart C. Sherman

                                  Exhibit Index

Exhibit Number                          Exhibit Description
--------------                          -------------------

1.1                Sales Agency Agreement (a)

3.1                Articles of Incorporation of the Registrant (b)

3.1.1              Articles of Amendment to Articles of Incorporation dated June 29, 1995 (c)

3.1.2              Articles Supplementary dated January 21, 1997 (d)

3.1.3              Amendment to Articles of Incorporation dated April 27, 2000 (e)

3.1.4              Form of Articles Supplementary for Series B Cumulative Preferred Stock (o)

3.2                Amended and Restated Bylaws of the Registrant (f)

3.2.1.1            Amendment to the Restated Bylaws of the Registrant (g)

3.3                Audit Committee Charter dated January 25, 2001 (n)

4.1                Specimen Common Stock Certificates (b)

4.2                Specimen Preferred Stock Certificates (d)

4.3                Form of Common Stock Certificate (o)

4.4                Form of Preferred Stock Certificate for Series B Cumulative Preferred Stock (o)

4.5                Form of Right Certificate (o)

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

10.2               Form of Servicing Agreement (b)

10.3               Form of 1992 Stock Option and Incentive Plan as amended and restated March 14, 1997 (j)

10.3.1             Amendment dated December 16, 1997 to the amended and restated 1992 Stock Option and
                   Incentive Plan  (k)

10.3.2             Amendment dated April 15, 1999 to the amended and restated 1992 Stock Option and Incentive Plan  (h)

10.3.3             Amendment dated July 17, 2001 to the amended and restated 1992 Stock Option and
                   Incentive Plan  (p)

10.4               Form of Dividend Reinvestment and Stock Purchase Plan (l)

10.5               Trust Agreement dated as of December 1, 1998 (m)

10.6               Indenture Agreement dated as of December 1, 1998 (m)

10.7               Sales and Service Agreement dated as of December 1, 1998 (m)

10.8               Form of Shareholder Rights Agreement (o)

22.                Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on
                   April 25, 2002 (n)

23.1               Consent of Independent Accountants*

--------------------------
* Being filed herewith.

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

(n)  Filed on March 27, 2002 and incorporated by reference pursuant to Rule
     12b-32.

(o) Previously filed with Registrant's Form 10-K dated December 31, 2000 and incorporated by reference pursuant to Rule 12b-32.

(p) Previously filed with Registrant's Form 10-Q dated September 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32.