Form 10-Q
period 2002-03-31
THORNBURG MORTGAGE INC
filed 2002-05-14
CIK 892535

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2002

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

             150 WASHINGTON AVENUE
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

Common Stock ($.01 par value)                      41,525,711 as of May 10, 2002

================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX




                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.................    3

                      Consolidated Statements of Operations for the three months ended
                       March 31, 2002 and March 31, 2001..................................................    4

                      Consolidated Statement of Shareholders' Equity for the three months
                       ended March 31, 2002...............................................................    5

                      Consolidated Statements of Cash Flows for the three months ended
                       March 31, 2002 and March 31, 2001..................................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   19



PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   35

     Item 2.      Changes in Securities ..................................................................   35

     Item 3.      Defaults Upon Senior Securities ........................................................   35

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   35

     Item 5.      Other Information.......................................................................   35

     Item 6.      Exhibits and Reports on Form 8-K........................................................   35


     SIGNATURES       ....................................................................................   36

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)


                                                                     March 31, 2002
                                                                      (Unaudited)       December 31, 2001
                                                                    ----------------    -----------------
ASSETS
    Adjustable-rate mortgage ("ARM") assets:
       ARM securities                                               $      6,461,925    $      5,163,058
       Collateral for collateralized notes                                   399,020             470,752
       ARM loans held for securitization                                     247,694              98,766
                                                                    ----------------    ----------------
                                                                           7,108,639           5,732,576
                                                                    ----------------    ----------------

    Cash and cash equivalents                                                117,740              33,884
    Accrued interest receivable                                               37,344              33,483
    Prepaid expenses and other                                                 4,854               3,705
                                                                    ----------------    ----------------
                                                                    $      7,268,577    $      5,803,648
                                                                    ================    ================


LIABILITIES
    Reverse repurchase agreements                                   $      6,023,921    $      4,738,827
    Collateralized notes payable                                             362,313             432,581
    Other borrowings                                                         136,455              40,283
    Payable for assets purchased                                                  --              18,200
    Accrued interest payable                                                  13,637              12,160
    Dividends payable                                                          1,670              19,987
    Accrued expenses and other                                                13,451               8,952
                                                                    ----------------    ----------------
                                                                           6,551,447           5,270,990
                                                                    ----------------    ----------------

COMMITMENTS

SHAREHOLDERS' EQUITY
    Preferred stock: par value $.01 per share;
       2,760 shares authorized, issued and outstanding;
       9.68% Cumulative Convertible Series A;
       aggregate preference in liquidation $69,000                            65,805              65,805
    22,000 Series B cumulative shares authorized, none issued
       and outstanding, respectively                                              --                  --
    Common stock: par value $.01 per share;
       47,218 shares authorized, 40,904 and 33,305 shares
       issued and outstanding, respectively                                      409                 333
    Additional paid-in-capital                                               656,388             515,516
    Accumulated other comprehensive loss                                     (15,665)            (36,566)
    Notes receivable from stock sales                                         (7,904)             (7,904)
    Retained earnings (deficit)                                               18,097              (4,526)
                                                                    ----------------    ----------------
                                                                             717,130             532,658
                                                                    ----------------    ----------------

                                                                    $      7,268,577    $      5,803,648
                                                                    ================    ================


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)



                                                                      Three Months Ended
                                                                            March 31,
                                                                       2002           2001
                                                                    ----------    ----------

Interest income from ARM assets and cash equivalents                $   79,427    $   73,225
Interest expense on borrowed funds                                     (47,803)      (58,901)
                                                                    ----------    ----------
     Net interest income                                                31,624        14,324
                                                                    ----------    ----------

Hedging expense                                                           (314)         (151)
Provision for credit losses                                                 --          (178)
Management fee                                                          (1,644)       (1,095)
Performance fee                                                         (3,193)         (924)
Other operating expenses                                                (2,180)       (1,047)
                                                                    ----------    ----------

     Net income before cumulative effect of change in
       accounting principle                                             24,293        10,929
     Cumulative effect of change in accounting principle                    --          (202)
                                                                    ----------    ----------

     NET INCOME                                                     $   24,293    $   10,727
                                                                    ==========    ==========


Net income                                                          $   24,293    $   10,727
Dividends on preferred stock                                            (1,670)       (1,670)
                                                                    ----------    ----------

Net income available to common shareholders                         $   22,623    $    9,057
                                                                    ==========    ==========

Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                              $     0.62    $     0.43
Cumulative effect of change in accounting principle                         --         (0.01)
                                                                    ----------    ----------


Basic and diluted earnings per share                                $     0.62    $     0.42
                                                                    ==========    ==========

Average number of common shares outstanding                             36,417        21,691
                                                                    ==========    ==========






See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2002
(In thousands, except share data)

                                                                            Accum.       Notes
                                                                            Other       Receiv-
                                                             Additional    Compre-     able From    Retained    Compre-
                                     Preferred     Common      Paid-in     hensive       Stock      Earnings/   hensive
                                       Stock       Stock       Capital      Income       Sales      (Deficit)    Income    Total
                                     ---------   ---------   ----------   ---------    ---------    ---------  --------- ----------
Balance, December 31, 2001           $  65,805   $     333   $ 515,516   $ (36,566)   $  (7,904)   $  (4,526)             $ 532,658
Comprehensive income:
   Net income                                                                                         24,293   $  24,293     24,293
   Other comprehensive income:
      Available-for-sale assets:
     Fair value adjustment                  --          --          --      (5,319)          --           --      (5,319)    (5,319)
  Swap Agreements:
     Fair value adjustment, net
       of amortization                      --          --          --      26,220           --           --      26,220     26,220
                                                                                                               ---------
   Other comprehensive income                                                                                  $  45,194
                                                                                                               =========
Issuance of common stock                    --          76     140,796          --           --           --                140,872
Interest payments on notes
receivable from stock sales                 --          --          76          --           --           --                     76
Dividends declared on preferred
   stock - $0.605 per share                 --          --          --          --           --       (1,670)                (1,670)
                                     ---------   ---------   ---------   ---------    ---------    ---------             ----------
Balance, March 31, 2002              $  65,805   $     409   $ 656,388   $ (15,665)   $  (7,904)   $  18,097             $  717,130
                                     =========   =========   =========   =========    =========    =========             ==========

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)



                                                                     Three Months Ended
                                                                         March 31,
                                                                    2002            2001
                                                               -------------    -------------
Operating Activities:
   Net Income                                                  $      24,293    $      10,727
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Amortization                                                     5,110            3,842
      Provision for credit losses                                         --              178
      Hedging expense and cumulative effect of change
         in accounting principle                                         314              353
      Change in assets and liabilities:
        Accrued interest receivable                                   (3,861)          (2,821)
        Prepaid expenses and other                                    (1,150)           3,233
        Accrued interest payable                                       1,477           (5,539)
        Accrued expenses and other                                     4,499           10,027
                                                               -------------    -------------
         Net cash provided by operating activities                    30,682           20,000
                                                               -------------    -------------

Investing Activities:
   Available-for-sale ARM securities:
     Purchases                                                    (1,805,247)        (498,948)
     Proceeds on sales                                                50,106               --
     Principal payments                                              871,186          259,460
   Collateral for collateralized notes payable:
     Principal payments                                               70,616           32,144
   ARM loans:
     Originations and purchases                                     (599,357)         (69,110)
     Proceeds on sales                                                 3,711               --
     Principal payments                                                4,011            9,885
                                                               -------------    -------------
         Net cash used in investing activities                    (1,404,974)        (266,569)
                                                               -------------    -------------

Financing Activities:
   Net borrowings from reverse repurchase agreements               1,311,248          282,499
   Repayments of collateralized notes                                (70,268)         (31,830)
   Net borrowings from other borrowings                               96,172           41,384
   Proceeds received from hedging activity                               102               --
   Proceeds from common stock issued, net                            140,872              204
   Dividends paid                                                    (19,987)          (7,100)
   Interest from notes receivable from stock sales                         9               87
                                                               -------------    -------------
         Net cash provided by financing activities                 1,458,148          285,244
                                                               -------------    -------------

Net increase in cash and cash equivalents                             83,856           38,675

Cash and cash equivalents at beginning of period                      33,884           13,105
                                                               -------------    -------------
Cash and cash equivalents at end of period                     $     117,740    $      51,780
                                                               =============    =============

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

           In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

              BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the "Company") and its wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC"), Thornburg Mortgage Acceptance Corporation ("TMAC") and a mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL") and its wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMFC and TMAC are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. During 2001, TMHL and its subsidiaries operated as taxable REIT subsidiaries and were consolidated with the Company for financial statement purposes and were not consolidated with the Company for tax reporting purposes. Beginning on January 1, 2002, TMHL and its current subsidiaries began operating as wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

              CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

              ADJUSTABLE-RATE MORTGAGE ASSETS

                  The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which also consists of ARM securities and ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable-rate asset for their remaining term to maturity.

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

              VALUATION METHODS

                  The fair values of the Company's ARM securities and Cap Agreements (as defined below) are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values for ARM loans are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements is based on market values provided by dealers who are familiar with the terms of the notes and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

              DERIVATIVE FINANCIAL INSTRUMENTS

                  All derivatives are carried on the balance sheet at their fair value. If a derivative is designated as a "fair value hedge", the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a "cash flow hedge" the effective amount of change in the fair value of the derivative instrument is recorded in "Other comprehensive income" and is transferred from "Other comprehensive income" to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

                  As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.

                  INTEREST RATE CAP AGREEMENTS

                  The Company purchases interest rate cap agreements and options on interest rate futures (collectively referred to as "Cap Agreements") to manage interest rate risk. In general, ARM assets have a Life Cap, which is a component of the fair value of an ARM asset. The Cap Agreements the Company has purchased have the effect of offsetting a portion of the fair value change in the Company's ARM assets related to the Life Cap. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the net margin on the Company's ARM assets will be protected in high interest rate environments.

                  In accordance with the adoption of FAS 133, the change in the fair value of the Cap Agreements is recognized in earnings. The Company does not currently apply hedge accounting to its Cap Agreements and, as a result, the Company records the change in fair value of the Cap Agreements as hedging expense. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. The carrying value of the Cap Agreements is included in ARM securities on the balance sheet.

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

                  All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of this hedge on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in "Other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in "Other comprehensive income" would be reclassified to income. For a similar reason, if the Company called its collateralized notes payable prior to the maturity of the Swap Agreements designated as a cash flow hedge of a portion of that debt, then the related gain or loss in "Other comprehensive income" would be reclassified to income. As of March 31, 2002, the net unrealized losses on Swap Agreements and deferred gains from terminated Swap Agreements recorded in "Other comprehensive income" was a net loss of $5.1 million. The Company estimates that over the next twelve months, approximately $4.6 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from "Other comprehensive income" to earnings. The carrying value of the Swap Agreements, in the amount of $7.8 million as of March 31, 2002, is included in "Reverse repurchase agreements" in the accompanying balance sheets.

                  The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements, are initially recorded in "Other comprehensive income" as a separate component of equity. The gain or loss from the terminated swaps remains in "Other comprehensive income" until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur then the entire gain or loss would be reclassified to earnings.

              INCOME TAXES

                  The Company elected to be taxed as a Real Estate Investment Trust ("REIT") and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders and as long as certain asset, income and stock ownership tests are met. During 2001, TMHL and each of its subsidiaries were taxable REIT subsidiaries and, as such, were subject to both federal and state corporate income tax. As of January 1, 2002, the Company revoked its election to operate TMHL and its subsidiaries as taxable REIT subsidiaries and as a result they are now qualified REIT subsidiaries.

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

                  Following is information about the computation of the earnings per share data for the three-month periods ended March 31, 2002 and 2001 (amounts in thousands except per share data):

                                                                       Earnings
                                           Income        Shares       Per Share
                                         ---------     ---------      ---------
Three Months Ended March 31, 2002
Net income                               $  24,293

Less preferred stock dividends              (1,670)
                                         ---------

Basic EPS, income available to
   common shareholders                      22,623        36,417      $    0.62
                                                                      =========

Effect of dilutive securities:

   Stock options                                --            --
                                         ---------     ---------
Diluted EPS                              $  22,623        36,417      $    0.62
                                         =========     =========      =========
Three Months Ended March 31, 2001
Net income                               $  10,727

Less preferred stock dividends              (1,670)
                                         ---------

Basic EPS, income available to
   common shareholders                       9,057        21,691      $    0.42
                                                                      =========

Effect of dilutive securities:

   Stock options                                --            53
                                         ---------     ---------
Diluted EPS                              $   9,057        21,744      $    0.42
                                         =========     =========      =========


                  The Company did not grant any options to purchase shares of common stock during the quarter ended March 31, 2002. The Company did grant 35,666 options to purchase common stock to directors and officers of the Company at an average price of $10.56 per share during the quarter ended March 31, 2001. As of March 31, 2002, all of the previously granted options to purchase shares of common stock had either been exercised, cancelled or had expired. The conversion of preferred stock was not included in the computation of diluted EPS because such conversion would increase the diluted EPS.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS AND INTEREST RATE CAP AGREEMENTS

              The following tables present the Company's ARM assets as of March 31, 2002 and December 31, 2001. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

March 31, 2002:
                                      Available-
                                       for-Sale       Collateral for
                                    ARM Securities     Notes Payable       ARM Loans          Total
                                    --------------    --------------    --------------    --------------

Principal balance outstanding       $    6,404,521    $      395,116    $      247,246    $    7,046,883
Net unamortized premium                     51,966             7,143               548            59,657
Basis adjustments/Allowance
   for losses                               (7,044)           (3,239)             (100)          (10,383)
Cap agreements                               3,539                --                --             3,539
Principal payment receivable                22,984                --                --            22,984
                                    --------------    --------------    --------------    --------------
   Amortized cost, net                   6,475,966           399,020           247,694         7,122,680
Gross unrealized gains                      29,252             2,104               184            31,540
Gross unrealized losses                    (43,293)           (2,194)           (1,740)          (47,227)
                                    --------------    --------------    --------------    --------------
   Fair value                       $    6,461,925    $      398,930           246,138    $    7,106,993
                                    ==============    ==============    ==============    ==============

   Carrying value                   $    6,461,925    $      399,020    $      247,694    $    7,108,639
                                    ==============    ==============    ==============    ==============



December 31, 2001:

                                      Available-
                                       for-Sale       Collateral for
                                    ARM Securities     Notes Payable       ARM Loans          Total
                                    --------------    --------------    --------------    --------------

Principal balance outstanding       $    5,092,713    $      465,733    $       98,711    $    5,657,157
Net unamortized premium                     45,025             8,204               155            53,384
Basis adjustments/Allowance
   for losses                               (5,891)           (3,185)             (100)           (9,176)
Cap agreements                               3,622                --                --             3,622
Principal payment receivable                36,080                --                --            36,080
                                    --------------    --------------    --------------    --------------
   Amortized cost, net                   5,171,549           470,752            98,766         5,741,067
Gross unrealized gains                      35,439             4,346               216            40,001
Gross unrealized losses                    (43,930)           (2,768)             (258)          (46,956)
                                    --------------    --------------    --------------    --------------
   Fair value                       $    5,163,058    $      472,330    $       98,724    $    5,734,112
                                    ==============    ==============    ==============    ==============

   Carrying value                   $    5,163,058    $      470,752    $       98,766    $    5,732,576
                                    ==============    ==============    ==============    ==============

              During the quarter ended March 31, 2002, the Company sold one ARM security in the amount of $50.1 million for no gain or loss. The ARM security sold was classified as available-for-sale. In addition, the Company sold $3.7 million of loans and realized a gross gain of $6,000 and a gross loss of $3,000. During the quarter ended March 31, 2001, the Company did not sell any ARM assets.

              During the quarter ended March 31, 2002, the Company securitized $449.5 million of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with this securitization. The Company carries the securities at fair value, based primarily on market value prices received from dealers familiar with similar securities. As of March 31, 2002, the Company had $2.090 billion of ARM assets that have resulted from the Company's securitization efforts.

              As of March 31, 2002 and December 31, 2001, the Company had reduced the cost basis of its securitized ARM loans by $9,138,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The reduction in the cost basis recorded during the first quarter of 2002, in the amount of $1,213,000, was recorded in connection with the Company's securitization of the $449.5 million of loans.

              As of March 31, 2002 and December 31, 2001, the Company had reduced the cost basis of other ARM securities by $1,145,000 and $1,151,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for these ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses. During the first quarter of 2002, the Company recorded realized losses on these ARM securities in the amount of $44,000 and realized recoveries in the amount of $38,000 and, in accordance with its credit policies, the Company did not provide for any additional estimated credit losses.

              The following tables summarize ARM loan delinquency information as of March 31, 2002 and December 31, 2001 (dollar amounts in thousands):

         March 31, 2002:
                                                               Percent
                                    Loan        Loan           of ARM       Percent of
         Delinquency Status        Count       Balance        Loans (1)    ARM Portfolio
         ------------------        -----      --------        ---------    -------------
         60 to 89 days                 3      $    507           0.02%          0.01%
         90 days or more               6         1,187           0.05           0.02
         In foreclosure                5           661           0.03           0.01
                                   -----      --------        -------        -------
                                      14      $  2,355           0.10%          0.04%
                                   =====      ========        =======        =======

         December 31, 2001:
                                                               Percent
                                    Loan        Loan           of ARM       Percent of
         Delinquency Status        Count       Balance        Loans (1)    ARM Portfolio
         ------------------        -----      --------        ---------    -------------
         60 to 89 days                 3      $    695           0.04%          0.01%
         90 days or more               2           385           0.02           0.01
         In foreclosure                4           552           0.03           0.01
                                   -----      --------        -------        -------
                                       9      $  1,632           0.09%          0.03%
                                   =====      ========        =======        =======

(1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $2.274 billion and $1.924 billion at March 31, 2002 and December 31, 2001, respectively.

The following table summarizes the activity for the allowance for losses on ARM loans for the quarters ended March 31, 2002 and 2001 (dollar amounts in thousands):

                              2002            2001
                           ----------      ----------

Beginning balance          $      100      $    3,100
Provision for losses               --             152
Charge-offs, net                   --              --
                           ----------      ----------
Ending balance             $      100      $    3,252
                           ==========      ==========

              As of March 31, 2002, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $0.3 million. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of these properties.

              As of March 31, 2002, the Company had commitments to purchase or originate the following approximate amounts of ARM assets (dollar amounts in thousands):


            Agency ARM securities               $     558,486
            Whole loans - correspondent               272,479
            Whole loans - direct originations          65,918
            Whole loans - bulk acquisitions            60,669
                                                -------------
                                                $     957,552
                                                =============

              As of March 31, 2002 and December 31, 2001, the Company had purchased Cap Agreements with a remaining notional amount of $2.142 billion and $2.254 billion, respectively. The notional amount of the Cap Agreements purchased declined at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month or three-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 5.875% to 12.00% and average approximately 10.06%. The Cap Agreements had an average maturity of 1.4 years as of March 31, 2002. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.076 billion over the period of the agreements, which expire between 2002 and 2004. During the quarter ended March 31, 2002, the Company recognized expenses of $314,000 related to hedge ineffectiveness of its fair value hedges, which is reported as "Hedging expense" in the Company's Consolidated Statements of Operations.

              The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at March 31, 2002 amounted to $212,000 and is included in ARM securities on the balance sheet.

NOTE 3. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

              The Company has arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on March 31, 2002, had borrowed funds with 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons.

              As of March 31, 2002, the Company had outstanding $6.024 billion of reverse repurchase agreements with a weighted average borrowing rate of 2.03% and a weighted average remaining maturity of 3.2 months. As of December 31, 2001, the Company had outstanding $4.739 billion of reverse repurchase agreements with a weighted average borrowing rate of 2.24% and a weighted average remaining maturity of 2.8 months. As of March 31, 2002, $2.847 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to eighteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $6.314 billion, including accrued interest, and cash in the amount of $3.5 million collateralized the reverse repurchase agreements at March 31, 2002.

              At March 31, 2002, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days                $    3,054,013
31 to 89 days                      1,662,028
90 to 365 days                     1,194,627
Over 365 days                        105,475
                              --------------
                                   6,016,143
Swap Agreements                        7,778
                              --------------
                              $    6,023,921
                              ==============

              As of March 31, 2002, the Company had entered into three whole loan financing facilities. Each of the whole loan financing facilities have a committed borrowing capacity of $300 million; one matures in March 2003 and the other two mature in November 2002. As of March 31, 2002, the Company had $136.5 million borrowed against these whole loan financing facilities at an effective cost of 2.55%. As of December 31, 2001, the Company had $37.7 million borrowed against whole loan financing facilities at an effective cost of 2.53%. The amount borrowed on the whole loan financing agreements at March 31, 2002 was collateralized by ARM loans with a carrying value of $141.0 million, including accrued interest.

              The whole loan financing facility with a borrowing capacity of $300 million that matures in March 2003, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy remote special purpose subsidiary. The subsidiary in turn simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

              On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of March 31, 2002, the Notes had a net balance of $362.3 million and an effective interest cost of 2.62%, which changes each month at a spread to one-month LIBOR. As of March 31, 2002, these Notes were collateralized by ARM loans with a principal balance of $395.1 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In connection with the issuance and modification of the Notes, the Company incurred costs of approximately $6.0 million, which is being amortized over the expected life of the Notes. Since the Notes are paid down as the collateral pays down, the amortization of the issuance cost will be adjusted periodically based on actual payment experience. If the collateral pays down faster than currently estimated, then the amortization of the issuance cost will increase and the effective cost of the Notes will increase and, conversely, if the collateral pays down slower than currently estimated, then the amortization of issuance cost will be decreased and the effective cost of the Notes will also decrease.

              During September 2001, the Company entered into a $10 million line of credit agreement collateralized by payment receivables in connection with Agency ARM securities. As of March 31, 2002, the Company was not borrowing any amount against this line. As of December 31, 2001, the Company had $2.6 million borrowed against this line of credit at an effective interest rate of 3.93%. The interest rate on this credit line varies with one-month LIBOR.

              As of March 31, 2002, the Company was counterparty to forty-nine interest rate swap agreements ("Swaps") having an aggregate notional balance of $3.213 billion. These Swaps hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. The Company limits the interest rate mismatch on the funding of its Hybrid ARMs (the difference between the duration of the fixed-rate period of Hybrid ARMs and the duration of the fixed-rate liabilities and equity funding Hybrid ARMs) to a duration difference of no more than one year. As of March 31, 2002, these Swaps had a weighted average maturity of 2.8 years. In accordance with these Swaps, the Company will pay a fixed rate of interest during the term of these Swaps and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swaps the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 46 days to 565 days. As of March 31, 2002, ARM assets with a carrying value of $10.9 million collateralized the Swap Agreements, including accrued interest and cash in the amount of $2.0 million.

              The total cash paid for interest was $45.7 million and $63.8 million during the quarters ended March 31, 2002 and 2001, respectively.

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2002 and December 31, 2001 (dollar amounts in thousands):

                                               March 31, 2002                      December 31, 2001
                                       ---------------------------------   ---------------------------------
                                          Carrying            Fair            Carrying            Fair
                                           Amount             Value            Amount             Value
                                       ---------------   ---------------   ---------------   ---------------
Assets:
   ARM assets                          $     7,108,427   $     7,106,781   $     5,732,145   $     5,733,681
   Cap Agreements                                  212               212               431               431

Liabilities:
   Reverse repurchase agreements             6,016,143         6,016,143         4,704,895         4,704,895
   Collateralized notes payable                362,313           363,688           432,581           434,469
   Other borrowings                            136,455           136,455            40,283            40,283
   Swap agreements                               7,778             7,778            33,932            33,932

              The above carrying amounts for assets are combined in the balance sheet under the caption "Adjustable-rate mortgage assets." The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

NOTE 5.  COMMON AND PREFERRED STOCK

              On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During February 2002, the Company completed a public offering of 6,210,000 shares of its common stock, for which it received net proceeds of $113.5 million. As of March 31, 2002, $125.9 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

              During the first three months of 2002, the Company issued 1,385,220 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $27.3 million.

              On December 17, 2001, the Company declared the fourth quarter 2001 dividend of $0.55 per common share, which was paid on January 31, 2002 to common shareholders of record as of December 31, 2001.

              On March 15, 2002, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on April 10, 2002 to preferred shareholders of record as of March 29, 2002.

              On April 23, 2002, the Company declared the first quarter 2002 dividend of $0.55 per common share, which will be paid on May 17, 2002 to common shareholders of record as of May 3, 2002.

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

              Restricted shares of common stock are granted at the discretion of the Stock Option Committee and approval of the Board of Directors. Restricted shares of common stock are generally granted in lieu of ISOs and NQSOs, based on equivalent values as calculated by a Black Scholes option model. At the time restricted shares are granted, the Board of Directors determines the vesting period, generally three years. In general, a portion of the restricted shares vest at the end of each year of the vesting period and the shares participate in the common dividends declared during the vesting period. The Company expenses the value of the restricted shares, based on their value as of the date of grant, over the vesting period.

              The Company usually issues DERs at the same time ISOs, NQSOs and shares of restricted stock are granted. The number of PSRs issued is based on the level of the Company's dividends and on the price of the Company's stock on the related dividend payment date and is equivalent to the cash that otherwise would be paid on the outstanding DERs and previously issued PSRs.

              As of March 31, 2002, there were 924,029 DERs outstanding, of which 895,868 were vested, and 141,629 PSRs outstanding, of which 107,842 were vested. Additionally, as of March 31, 2002, there were 59,703 restricted shares of common stock outstanding that had been granted under the terms of the Plan. The Company recorded an expense associated with DERs, PSRs and Restricted Stock of $547,000 and $248,000 for the quarters ended March 31, 2002 and 2001, respectively. Of the expense recorded during the first quarter of 2002, $437,000 was the amount of dividends paid on DERs and PSRs, $20,000 was the impact of the increase in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment and $90,000 was the amortization of the value of restricted shares, net of the effect of cancelled restricted shares due to employment termination. Of the expense recorded during the first quarter of 2001, $102,000 was the amount of dividends paid on DERs and PSRs and $146,000 was the impact of the increase in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment. As of March 31, 2002, all of the previously issued ISOs and NQSOs have been exercised, terminated or cancelled.

              Notes receivable from stock sales result from the Company selling shares of common stock through the exercise of stock options partially for consideration for notes receivable. The notes mature during 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the Common Stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of Common Stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of March 31, 2002, there was $7.9 million of notes receivable outstanding from stock sales.

NOTE 7.  TRANSACTIONS WITH AFFILIATES

              The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager are reimbursed by the Company, principally expenses of the Company's mortgage banking subsidiary related to mortgage loan acquisition, selling, servicing and securitization activities. During the quarters ended March 31, 2002 and 2001, TMHL reimbursed the Manager $457,000 and $226,000 for expenses, respectively, in accordance with the terms of the Agreement. The Agreement has a ten-year term and provides for an annual review by the unaffiliated directors of the Board of Directors of the Manager's performance under the Agreement. If the Company terminates the Agreement for a reason other than for cause, a minimum fee would be due to the Manager.

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

              For the quarters ended March 31, 2002 and 2001, the Company incurred costs of $1,644,000 and $1,095,000, respectively, in base management fees in accordance with the terms of the Management Agreements. As of March 31, 2002 and 2001, $602,000 and $369,000,
              respectively, was payable by the Company to the Manager for the base management fee.

              The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended March 31, 2002 and 2001, the Company earned performance based compensation in the amount of $3,193,000 and $924,000, respectively, in accordance with the terms of the Agreement. These respective amounts were payable by the Company to the Manager as of March 31, 2002 and 2001.

              For the quarters ended March 31, 2002 and 2001, the Company reimbursed the Manager and other affiliated companies $74,000 and $8,000, respectively, for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services. The Company's subsidiaries, except TMHL, have entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During the first three months of 2002 and 2001, the combined amount of rent paid to the Manager by these subsidiaries was $3,000 and $4,000, respectively.

              Pursuant to an employee residential mortgage loan program approved by the Board of Directors, certain of the Company's directors and officers have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties. At the time each individual enters into a loan agreement, such individual executes an addendum providing a discount on the interest rate which is subject to cancellation at the time such individual's employment with the Company is terminated for any reason. As of March 31, 2002, the aggregate balance of mortgage loans outstanding to directors and officers of the Company and employees of the Manager amounted to $3.7 million, had a weighted average interest rate of 5.45% and mature between 2016 and 2032.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "Plan," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third-party, private-label relationships involved in the origination and servicing of loans. The statements in the "Risk Factors" section of the Company's 2001 Annual Report on Form 10-K on pages 14 through 20 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Thornburg Mortgage, Inc., including subsidiaries, (the "Company") is a mortgage acquisition company that primarily invests in adjustable-rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While the Company is not a bank or savings and loan, its business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. The Company leverages its equity capital using borrowed funds, invests in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage asset financing. The corporate structure of the Company differs from most lending institutions in that the Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to shareholders without paying federal or state income tax at the corporate level. The Company has three qualified REIT subsidiaries. Two of them are special purpose financing subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, which are consolidated in the Company's financial statements and federal and state tax returns. The Company also has one wholly-owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc ("TMHL") that conducts the Company's mortgage loan acquisition and mortgage loan origination activities. To facilitate the securitization and financing of loans by TMHL, two special purpose subsidiaries of TMHL have been created: Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation
II. TMHL and its subsidiaries are also consolidated in the Company's financial statements and federal and state tax returns.

The Company's mortgage assets portfolio may consist of either U.S. Government agency or privately issued (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs") which are generally backed by high quality mortgage-backed securities ("MBS"), ARM loans, fixed rate MBS that have an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. The Company also invests in hybrid ARM assets ("Hybrid ARMs"). Hybrid ARMs are typically 30-year loans that have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. The Company limits its ownership of Hybrid ARMs with fixed rate periods of greater than five years to no more than 10% of our total assets.

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

The Company's loan production strategies through correspondent and direct retail channels take advantage of the Company's portfolio lending capability, its cost efficient operation, its competitive advantages and available technology to make it a mortgage lender that provides attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. By eliminating intermediaries, whenever possible, between the borrower and the lender, the Company expects to produce loans for retention in its portfolio at attractive yields while offering its customers innovative mortgage products at competitive rates and fees. In expanding into the residential mortgage loan production business, the Company intends to continue its strategy of acquiring only high quality mortgages with the same emphasis on loan quality as in its current loan acquisition activities.

The Company offers mortgages on-line utilizing a third party, private label web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through the Company's website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, a Thornburg Mortgage representative is assigned the responsibility of completing the loan process on behalf of the borrower.

The Company does not invest in REMIC residuals or other CMO residuals and, therefore does not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, the Company is a mortgage REIT eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts ("IRAs").

FINANCIAL CONDITION

At March 31, 2002, the Company held total assets of $7.269 billion, $7.109 billion of which consisted of ARM assets. That compares to $5.804 billion in total assets and $5.733 billion of ARM assets at December 31, 2001. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At March 31, 2002, 94.8% of the assets held by the Company, including cash and cash equivalents, were High Quality assets, far exceeding the Company's investment policy minimum requirement of investing at least 70% of its total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets owned by the Company as of March 31, 2002, 79.6% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (13.3%), short-term fixed-rate classes of CMOs (4.7%) or investments in floating rate classes of CBOs (2.4%) backed primarily by ARM securities.

The following table presents a schedule of ARM assets owned at March 31, 2002 and December 31, 2001 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                                      March 31, 2002                       December 31, 2001
                                           ------------------------------------    ------------------------------------
                                              Carrying            Portfolio           Carrying            Portfolio
                                                Value                 Mix               Value                 Mix
                                           ---------------      ---------------    ---------------      ---------------

HIGH QUALITY:
   Freddie Mac/Fannie Mae                  $     3,586,491                 50.5%   $     2,402,028                 41.9%
   Privately Issued:
     AAA/Aaa Rating                              2,758,577(1)              38.8          2,700,069(1)              47.1
     AA/Aa Rating                                  363,137                  5.1            372,435                  6.5
                                           ---------------      ---------------    ---------------      ---------------
       Total Privately Issued                    3,121,714                 43.9          3,072,504                 53.6
                                           ---------------      ---------------    ---------------      ---------------
       Total High Quality                        6,708,205                 94.4          5,474,532                 95.5
                                           ---------------      ---------------    ---------------      ---------------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                                       79,654                  1.1             49,632                  0.9
     BBB/Baa Rating                                 32,297                  0.4             69,703                  1.2
     BB/Ba Rating and Other                         40,790(1)               0.6             39,943(1)               0.7
   ARM loans pending securitization                247,693                  3.5             98,766                  1.7
                                           ---------------      ---------------    ---------------      ---------------
       Total Other Investment                      400,434                  5.6            258,044                  4.5
                                           ---------------      ---------------    ---------------      ---------------

       Total ARM Portfolio                 $     7,108,639                100.0%   $     5,732,576                100.0%
                                           ===============      ===============    ===============      ===============

(1) The AAA Rating category includes $370.5 million and $442.2 million of whole loans as of March 31, 2002 and December 31, 2001, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $31.7 million and $31.8 million as of March 31, 2002 and December 31, 2001, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of March 31, 2002 and December 31, 2001, the Company had reduced the cost basis of its securitized ARM loans by $9,138,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, the Company had reduced the cost basis of other ARM securities by $1,145,000 and $1,151,000, as of the same dates, respectively, related to Other Investments that the Company purchased at a discount that included an estimate of credit losses.

As of March 31, 2002, the Company's ARM loan portfolio included 14 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $2,355,000. The ARM loan portfolio, inclusive of securitized loans, also includes two properties ("REO") that the Company acquired as the result of foreclosure processes in the amount of $287,000. The average original effective loan-to-value ratio on the delinquent loans and REO is approximately 78%. The Company believes that its current level of basis adjustments and allowance for loan losses is more than adequate to cover estimated losses from these loans and REO properties.

The following table presents a summary of the Company's basis adjustments on the Company's securitized ARM loans, basis adjustments on other ARM securities and the Company's allowance for losses on ARM loans (dollar amounts in thousands):

                                                                            Allowance for
                                           Basis Adjustments                    Losses
                                      ---------------------------    ---------------------------
                                      Securitized     Other ARM
                                        ARM Loans     Securities      ARM Loans        Total
                                      ------------   ------------    ------------   ------------

Balance, December 31, 2001            $      7,925   $      1,151    $        100   $      9,176
Basis adjustment recorded at
   time of loan securitization               1,213             --              --          1,213
Charge-offs                                     --            (44)             --            (44)
Recoveries                                      --             38              --             38
                                      ------------   ------------    ------------   ------------
Balance, March 31, 2002               $      9,138   $      1,145    $        100   $     10,383
                                      ============   ============    ============   ============


The following table classifies the Company's portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                          March 31, 2002             December 31, 2001
                                                     ------------------------    ------------------------
                                                     Carrying      Portfolio     Carrying      Portfolio
                                                       Value          Mix          Value          Mix
                                                     ----------    ----------    ----------    ----------
ARM ASSETS:
    INDEX:
       One-month LIBOR                               $  967,610          13.6%   $  633,797          11.1%
       Three-month LIBOR                                170,882           2.4       171,262           3.0
       Six-month LIBOR                                  224,046           3.2       261,265           4.6
       Six-month Certificate of Deposit                 123,548           1.7       140,900           2.5
       Six-month Constant Maturity Treasury              14,770           0.2        16,809           0.3
       One-year Constant Maturity Treasury            1,548,400          21.8     1,651,576          28.8
       Cost of Funds                                    147,097           2.1       182,452           3.2
                                                     ----------    ----------    ----------    ----------
                                                      3,196,353          45.0     3,058,061          53.5
                                                     ----------    ----------    ----------    ----------

HYBRID ARM ASSETS                                     3,577,437          50.3     2,397,850          41.7
ONE-YEAR MATURITY - FIXED RATE                          334,849           4.7       276,665           4.8
                                                     ----------    ----------    ----------    ----------
                                                     $7,108,639         100.0%   $5,732,576         100.0%
                                                     ==========    ==========    ==========    ==========

The ARM portfolio had a current weighted average coupon of 5.42% at March 31, 2002. This consisted of an average coupon of 5.72% on the hybrid portion of the portfolio and an average coupon of 5.10% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.05%, based upon the current composition of the portfolio and the applicable indices. The term "fully-indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

The ARM portfolio had a current weighted average coupon of 5.96% at December 31, 2001. This consisted of an average coupon of 6.26% on the hybrid portion of the portfolio and an average coupon of 5.71% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.16%, based upon the current composition of the portfolio and the applicable indices at that time. The lower average interest coupon on the ARM portfolio as of March 31, 2002 compared to the end of 2001 is reflective of the Federal Reserve Board interest rate decreases that occurred during 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during 2002 until it reaches the "fully indexed" rate.

At March 31, 2002, the current yield of the ARM assets portfolio was 4.94%, compared to 5.09% as of December 31, 2001, with an average term to the next repricing date of 709 days as of March 31, 2002, compared to 617 days as of December 31, 2001. The non-hybrid portion of the portfolio had an average term to the next repricing of 110 days and the hybrid portion had an average term to the next repricing of 3.3 years at March 31, 2002. As of March 31, 2002, Hybrid ARMs comprised 50.4% of the total ARM portfolio, compared to 41.7% as of the end of 2001. The Company finances its Hybrid ARM portfolio with longer term fixed-rate borrowings such that the duration mismatch of the Hybrid ARMs and the corresponding borrowings is one year or less. Duration is a calculation that measures the expected price volatility of financial instruments based on changes in interest rates over time. By maintaining a duration mismatch of less than one year, the price change of the Company's Hybrid ARM portfolio would be expected to be a maximum of 1% for every 1% change in interest rates. As of March 31, 2002, the duration mismatch was approximately two months. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The decrease in the yield of 0.15% as of March 31, 2002, compared to December 31, 2001, is due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.54%. This decline in the average interest rate coupon was partially offset by a lower level of net premium amortization, which had the effect of increasing the yield by 0.35%. Additionally, the impact of non-interest earning principal payments receivables also increased the portfolio yield by 0.04%.

The following table presents various characteristics of the Company's ARM and Hybrid ARM loan portfolio as of March 31, 2002. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans the Company has securitized for its own portfolio for which the Company retained credit loss exposure. The combined amount of the loans included in this information is $2.280 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS


                                                          Average              High                Low
                                                     ----------------    ---------------     ---------------
     Unpaid principal balance                        $      351,145     $     5,116,409     $         1,306
     Coupon rate on loans                                      5.97%               9.25%               2.75%
     Pass-through rate                                         5.62%               8.73%               2.48%
     Pass-through margin                                       1.87%               3.48%               0.23%
     Lifetime cap                                             11.92%              16.75%               8.13%
     Original Term (months)                                      356                 480                 120
     Remaining Term (months)                                     338                 479                  52

     Geographic Distribution (Top 5 States):                  Property type:
         California                   30.47%                      Single-family                64.74%
         Georgia                      10.55                       DeMinimus PUD                23.29
         Florida                       6.76                       Condominium                   7.66
         New York                      5.29                       Other                         4.31
         Colorado                      5.92

     Occupancy status:                                        Loan purpose:
         Owner occupied               87.16%                      Purchase                     39.49%
         Second home                  10.40                       Cash out refinance           30.13
         Investor                      2.44                       Rate & term refinance        30.38

     Documentation type:                                      Periodic Cap:
         Full/Alternative             93.39%                      None                         25.12%
         Other                         6.61                       1.00% or less                 0.84
                                                                  2.00%                        73.07
                                                                  Over 2.00%                    0.97

     Average effective original                               Percent of loan balances that
         loan-to-value:               65.30%                      are interest only:           76.24%

As of March 31, 2002, the Company serviced $720.4 million of its loans and had 1,815 customer relationships. All of the loans serviced are held by the Company in its portfolio in the form of securitized loans or loans held for securitization for the Company's portfolio. The Company has not retained and capitalized any servicing rights on loans sold.

During the quarter ended March 31, 2002, the Company purchased $1.8 billion of ARM securities, 100% of which were High Quality assets and $599.4 million of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets acquired during the quarter, approximately 67% were Hybrid ARMs, 13% were fixed-rate, short-term securities and 20% were indexed to LIBOR.

The following table compares the Company's ARM asset acquisition and origination activity for the quarters ended March 31, 2002 and 2001 (dollar amounts in thousands):

                                               For the quarters ended:
                                           ---------------------------------
                                           March 31, 2002    March 31, 2001
                                           ---------------   ---------------

ARM SECURITIES:
   Freddie Mac/Fannie Mae                  $     1,703,840   $       186,834
   High Quality, privately issued                   83,283           174,398
   Other Investment ARM securities                      --            12,773
                                           ---------------   ---------------
                                                 1,787,123           374,005
                                           ---------------   ---------------

LOANS:
   Bulk acquisitions                               200,812            38,688
   Correspondent purchases                         311,603            27,908
   Direct retail originations                       86,942             2,514
                                           ---------------   ---------------
                                                   599,357            69,110
                                           ---------------   ---------------

       Total production                    $     2,386,480   $       443,115
                                           ===============   ===============

Since 1997, the Company has emphasized purchasing assets at substantially lower prices relative to par in order to reduce the potential impact of future prepayments. As a result, the Company has emphasized the acquisition of ARM and Hybrid ARM assets, high quality floating-rate collateralized mortgages and short-term fixed-rate securities. In doing so, the average premium/(discount) paid for ARM assets acquired in the first three months of 2002 and for the year 2001 was 0.5% and 0.12% of par, respectively, as compared to 3.29% of par in 1997 when the Company emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the Company's unamortized net premium as a percent of par decreased to 0.85% as of March 31, 2002, compared to 0.94% as of December 31, 2001, and down from 2.83% as of the end of 1997.

During the three-month period ended March 31, 2002, the Company securitized $449.5 million of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company securitizes the ARM loans that it acquires into ARM securities for its own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of its portfolio, thereby improving the Company's access to mortgage finance markets. In doing so, the Company retains all of the economic interest and risk of the loans, except those swapped for FNMA guaranteed certificates, which it acquires and originates, although they are in the form of securities. Of the securities created during the first three months of 2002, 99.8% were at least investment grade securities and 0.2% were subordinate securities that provide credit support to the investment grade securities.

As of March 31, 2002, the Company had commitments to purchase $558.5 million of ARM securities and $399.1 million ARM loans through its origination channels.

During the three-month period ended March 31, 2002, the Company sold $50.1 million of ARM securities for no gain or loss. In addition, the Company sold $3.7 million of loans for a gain of $3,000. The Company did not sell any assets during the first quarter of 2001.

For the quarter ended March 31, 2002, the Company's ARM mortgage assets paid down at an approximate average annualized CPR of 34% compared to 19% for the quarter ended March 31, 2001 and 29% for the quarter ended December 31, 2001. When prepayment experience increases, the Company has to amortize its premiums over a shorter time period, resulting in a reduced yield to maturity on the Company's ARM assets. Conversely, if actual prepayment experience decreases, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of the Company's portfolio of ARM assets classified as available-for-sale decreased by 0.06% from a negative adjustment of 0.16% of the portfolio as of December 31, 2001, to a negative adjustment of 0.22% as of March 31, 2002. This price decrease was primarily due to the effect of increasing short-term interest rates. The amount of the negative adjustment to fair value on the ARM assets classified as available-for-sale decreased to $14.0 million as of March 31, 2002 from $8.5 million as of December 31, 2001. All of the Company's ARM securities are classified as available-for-sale and are carried at their fair value.

At March 31, 2002, the Cap Agreements had a remaining notional balance of $2.142 billion with an average final maturity of 1.4 years, compared to a remaining notional balance of $2.254 billion with an average final maturity of 1.5 years at December 31, 2001. At March 31, 2002, the fair value of the Company's Cap Agreements was $0.2 million compared to a fair value of $0.4 million as of December 31, 2001. The Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the net margin on the Company's ARM assets will be protected in high interest rate environments. In April 2002, the Company acquired additional Cap Agreements with a total notional balance of $200 million. Pursuant to the terms of the Cap Agreements, including the Cap Agreements purchased in April 2002, the Company will receive cash payments if the one-month, three-month or six-month LIBOR index increases above certain specified levels, which range from 5.875% to 12.00% and average approximately 9.90%.

The following table presents information about the Company's Cap Agreement portfolio as of March 31, 2002, adjusted for the Cap Agreements acquired in April 2002:

           CAP AGREEMENTS/OPTIONS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

        Hedged             Weighted       Cap Agreement/ Options                          Weighted
     Portion of            Average           Contract Notional        Strike           Avg. Remaining
   ARM Assets (1)          Life Cap               Balance              Price                Term
   --------------         ---------       ----------------------      ------           --------------
     $   88,385              8.38%             $   89,554              6.30%                1.5 Years
        203,420              8.39                 200,000              7.50                 1.7
        419,677              8.65                 420,565              8.00                  .8
         98,602              9.72                 100,000              8.25                  .7
         25,133              9.81                  25,000              9.00                  .7
         53,837             10.04                  53,974              9.50                  .6
        226,738             10.55                 226,854             10.01                  .7
        128,110             11.17                 126,303             10.50                  .5
        470,002             11.59                 470,000             11.00                 1.5
        279,337             12.45                 280,000             11.50                 2.4
        426,192             13.52                 350,000             12.00                 1.5
     ----------             -----              ----------             -----            --------------
     $2,419,433             10.86%             $2,342,250              9.90%                1.4 Years
     ==========             =====              ==========             =====            ==============


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

As of March 31, 2002, the Company was counterparty to forty-nine Swap Agreements having an aggregate notional balance of $3.213 billion. These Swap Agreements hedged the short-term financing during the fixed interest rate period of Hybrid ARMs and had a weighed average maturity of 2.8 years. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its ARM assets by increasing the average period until the next repricing of its borrowings from 46 days to 545 days. The average remaining fixed rate term of the Company's Hybrid ARM assets as of March 31, 2002 was 3.3 years. Further, the difference between the duration of Hybrid ARMs and the duration of the borrowings funding Hybrid ARMs, as of March 31, 2002, was approximately two months.

In accordance with FAS 133, all of these Swaps Agreements have been designated as cash flow hedges and, as of March 31, 2002, are being carried on the balance sheet at their negative fair value of $10.8 million. As of March 31, 2002, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $7.9 million. Since the Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, the Company has calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in "Accumulated other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

For the quarter ended March 31, 2002, the Company's net income was $24,293,000, or $0.62 per share (Basic and Diluted EPS), based on a weighted average of 36,417,000 shares outstanding. That compares to $10,727,000, or $0.42 per share (Basic and Diluted EPS) for the quarter ended March 31, 2001, based on a weighted average of 21,691,000 shares outstanding, a 48% increase in the Company's earnings per share.

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

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                   ROE in
                                                                                                                  Excess of
                  Net                   Provision  Gain (Loss)  G & A                           Net     10-Year    10-Year
   For the     Interest     Hedging        For       on ARM    Expense   Perform.  Preferred  Income/  US Treas.  US Treas.
   Quarter      Income/    Expense/      Losses/     Sales/      (2)/      Fee/    Dividend/  Equity    Average    Average
    Ended       Equity      Equity       Equity      Equity     Equity    Equity     Equity    (ROE)     Yield      Yield
   -------     --------    --------      ------     --------   -------    ------   ---------  -------  --------   ---------
Mar 31, 2000     11.47%       --          0.41%       --        1.81%       --       2.06%    7.20%      6.47%      0.73%
Jun 30, 2000     10.74%       --          0.47%     0.06%       1.78%       --       2.05%    6.50%      6.18%      0.32%
Sep 30, 2000     11.01%       --          0.33%       --        2.07%       --       2.05%    6.56%      5.89%      0.67%
Dec 31, 2000     11.77%       --          0.21%     0.29%       2.37%     0.06%      2.05%    7.37%      5.57%      1.80%
Mar 31, 2001     17.40%     0.18%         0.22%       --        2.59%     1.12%      2.03%   11.24%      5.04%      6.21%
Jun 30, 2001     18.50%     0.55%         0.18%       --        2.81%     1.26%      1.97%   11.73%      5.28%      6.45%
Sep 30, 2001     21.36%     0.55%         0.25%       --        3.07%     1.76%      1.80%   13.94%      4.99%      8.95%
Dec 31, 2001     25.25%     0.19%         0.08%       --        3.51%     2.70%      1.46%   17.31%      4.76%     12.55%
Mar 31, 2002     22.71%     0.23%           --        --        2.75%     2.29%      1.20%   16.24%      5.79%     10.45%

--------------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees and net of loan servicing fees.

The Company's return on average common equity was 16.24% for the quarter ended March 31, 2002 compared to 11.24% for the quarter ended March 31, 2001. The Company's return on equity improved in this past quarter compared to the same quarter of the prior year primarily because the Company's net interest income improved. This improvement was due, in part, to a lower cost of funds of the Company's borrowings and because the Company's yield on net interest earning assets is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding assets that paid off.

The following table presents the components of the Company's net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)


                                              For the quarters ended March 31,
                                             --------------------------------
                                                 2002               2001
                                             --------------    --------------
Coupon interest income on ARM assets         $       84,190    $       77,553
Amortization of net premium                          (5,148)           (4,626)
Cash and cash equivalents                               385               298
                                             --------------    --------------
    Interest income                                  79,427            73,225
                                             --------------    --------------

Reverse repurchase agreements                        26,530            46,152
AAA notes payable                                     2,626             9,661
Other borrowings                                      1,815             2,797
Interest rate swaps                                  16,832               291
                                             --------------    --------------
    Interest expense                                 47,803            58,901
                                             --------------    --------------

Net interest income                          $       31,624    $       14,324
                                             ==============    ==============

As presented in the table above, the Company's net interest income increased by $17.3 million in the first quarter of 2002 compared to the first quarter of 2001. The change was attributable to an $11.1 million decline in interest expense as a result of lower rates and a $6.2 million increase in interest income due to an increased asset base. The following two tables explain the increase in terms of volume and rate variances.

The following table presents the average balances for each category of the Company's interest earning assets as well as the Company's interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)


                                                                     For the quarters ended March 31,
                                             -------------------------------------------------------------------------------
                                                             2002                                           2001
                                             ------------------------------------      -------------------------------------
                                                                         Interest                                   Interest
                                               Average      Effective     Income/         Average      Effective     Income/
                                               Balance        Rate        Expense         Balance         Rate       Expense
                                             ----------     ---------    --------       ----------     ---------    --------
Interest Earning Assets:

  Adjustable-rate mortgage assets            $6,326,272          5.00%   $ 79,042       $4,238,664          6.88%   $ 72,927
  Cash and cash equivalents                      95,156          1.62         385           21,572          5.53         298
                                             ----------     ---------    --------       ----------     ---------    --------
                                              6,421,428          4.95      79,427        4,260,236          6.88      73,225
                                             ----------     ---------    --------       ----------     ---------    --------
Interest Bearing Liabilities:
  Reverse repurchase agreements               5,144,702          3.37      43,362        3,114,509          5.96      46,443
  Collateralized notes payable                  405,069          2.59       2,626          592,052          6.53       9,661
  Other borrowings                              234,486          3.10       1,815          175,379          6.38       2,797
                                             ----------     ---------    --------       ----------     ---------    --------
                                              5,784,257          3.31      47,803        3,881,940          6.07      58,901
                                             ----------     ---------    --------       ----------     ---------    --------

Net Interest Earning Assets and Spread       $  637,171          1.64%   $ 31,624       $  378,296          0.81%   $ 14,324
                                             ==========     =========    ========       ==========     =========    ========
Yield on Net Interest Earning Assets(1)                          1.97%                                      1.34%
                                                            =========                                  =========



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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                                     2002 versus 2001
                                         --------------------------------------
                                            Rate         Volume         Total
                                         ----------    ----------    ----------

Interest Income:
   ARM assets                            $  (19,968)   $   26,083    $    6,115
   Cash and cash equivalents                   (211)          298            87
                                         ----------    ----------    ----------
                                            (20,179)       26,381         6,202
                                         ----------    ----------    ----------
Interest Expense:
   Reverse repurchase agreements            (20,193)       17,110        (3,083)
   Collateralized notes payable              (5,822)       (1,212)       (7,034)
   Other borrowings                          (1,440)          459          (981)
                                         ----------    ----------    ----------
                                            (27,455)       16,357       (11,098)
                                         ----------    ----------    ----------

Net interest income                      $    7,276    $   10,024    $   17,300
                                         ==========    ==========    ==========

As a result of the yield on the Company's interest-earning assets decreasing to 4.95% during the first three months of 2002 from 6.88% during the same period of 2001, a decrease of 1.93%, and the Company's cost of funds decreasing even more to 3.31% from 6.07% during the same time period, a decrease of 2.76%, net interest income increased by $17,300,000. This increase in net interest income is both a favorable rate variance and a favorable volume variance. There was a net favorable rate variance of $7,276,000, primarily due to a favorable rate variance on borrowings that increased net interest income by $27,455,000, partially offset by an unfavorable rate variance on the Company's ARM assets portfolio and other interest-earning assets in the amount of $20,179,000. The increased average size of the Company's portfolio during the first quarter of 2002 compared to the same period in 2001 increased net interest income in the amount of $10,024,000. The average balance of the Company's interest-earning assets was $6.421 billion during the first three months of 2002, compared to $4.260 billion during the first three months of 2001 -- an increase of 51%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                    Average      Wgt Avg                              Yield on                                     Yield on
  As of the        Interest       Fully        Weighted               Interest                         Net       Net Interest
   Quarter         Earning       Indexed       Average      Yield      Earning        Cost of        Interest       Earning
    Ended           Assets        Coupon        Coupon     Adj (2)     Assets          Funds          Spread        Assets
------------     ----------      --------      --------   --------    --------        -------        --------    ------------
Mar 31, 2000     $  4,471.0        7.77%        7.26%       0.68%       6.58%          6.32%           0.26%         0.83%
Jun 30, 2000     $  4,344.6        7.87%        7.48%       0.59%       6.89%          6.75%           0.14%         0.81%
Sep 30, 2000     $  4,066.1        7.84%        7.68%       0.68%       7.00%          6.72%           0.28%         0.88%
Dec 31, 2000     $  4,131.4        7.46%        7.75%       0.69%       7.06%          6.75%           0.31%         0.93%
Mar 31, 2001     $  4,260.2        6.64%        7.47%       0.79%       6.68%          5.48%           1.20%         1.34%
Jun 30, 2001     $  4,394.4        6.06%        6.84%       0.97%       5.87%          4.75%           1.12%         1.43%
Sep 30, 2001     $  4,641.4        5.63%        6.49%       0.85%       5.64%          3.74%           1.90%         1.71%
Dec 31, 2001     $  5,522.5        5.16%        5.96%       0.89%       5.07%          3.01%           2.06%         2.10%
Mar 31, 2002     $  6,421.4        5.05%        5.42%       0.53%       4.89%          3.28%           1.61%         1.97%

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                        Amort. of
                                      Impact of                       Deferred Gain
  As of the           Premium/         Principal         Hedging          From              Total
   Quarter            Discount         Payments         Activity/        Hedging            Yield
    Ended               Amort         Receivable          Other         Activity          Adjustment
------------         ---------        ----------        ---------     -------------       ----------
Mar 31, 2000            0.57%            0.07%            0.07%           (0.03)%             0.68%
Jun 30, 2000            0.46%            0.10%            0.06%           (0.03)%             0.59%
Sep 30, 2000            0.56%            0.10%            0.05%           (0.03)%             0.68%
Dec 31, 2000            0.54%            0.13%            0.05%           (0.03)%             0.69%
Mar 31, 2001            0.61%            0.14%            0.04%              -- %             0.79%
Jun 30, 2001            0.74%            0.20%            0.03%              -- %             0.97%
Sep 30, 2001            0.69%            0.14%            0.02%              -- %             0.85%
Dec 31, 2001            0.68%            0.20%            0.01%              -- %             0.89%
Mar 31, 2002            0.33%            0.16%            0.04%              -- %             0.53%

The Company recorded hedging expense during the first quarter of 2002 for $314,000. At March 31, 2002, the fair value of the Company's Cap Agreements was $212,000 compared to a fair value of $431,000 as of December 31, 2001, a decrease in fair value of $219,000. Since the Company is not currently applying hedge accounting to the Company's Cap Agreements, this change in fair value of the Cap Agreements was recorded as hedging expense during the quarter ended March 31, 2002. Additionally, during the first quarter of 2002, the Company also reclassified to earnings $95,000 of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001, in connection with the implementation of FAS 133.

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

In November 2001, the Company made the determination that virtually all of its loans were expected to be securitized and that none of its loans were expected to experience a loss prior to securitization. Therefore, the Company discontinued its provision for estimated loan losses. During the first quarter of 2001, the Company recorded a provision for estimated loan losses in the amount of $178,000. Since the commencement of acquiring whole loans in 1997, the Company has only experienced losses on three loans, for the total amount of $174,000. The Company continues to evaluate its estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization. As of March 31, 2002, the Company's whole loans, including those held as collateral for the notes payable and those that the Company has securitized but retained credit loss exposure, accounted for 32.4% of the Company's portfolio of ARM assets or $2.280 billion.

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

           RECONCILIATION OF REPORTED NET INCOME TO TAXABLE NET INCOME
                          (Dollar amounts in thousands)


                                                             For the quarters ended March 31,
                                                             --------------------------------
                                                                    2002          2001
                                                               ------------    ------------

Net income                                                     $     24,293    $     10,727
   Additions:
     Provision for credit losses                                         --             155
     Net compensation related items                                     479             325
     Hedging Expense                                                    314             353
     Non-REIT subsidiary taxable loss                                    --              91
   Deductions:
     Dividend on Series A Preferred Shares                           (1,670)         (1,670)
     Actual credit (losses) recoveries on ARM assets                     (6)             14
     Amortization of hedges                                            (369)           (444)
                                                               ------------    ------------
Taxable net income available to common                         $     23,041    $      9,551
                                                               ============    ============
Taxable net income per share available to common               $       0.63    $       0.44
                                                               ============    ============


For the quarter ended March 31, 2002, the Company's ratio of operating expenses to average assets was 0.44% compared to 0.29% for the same period in 2001 and 0.50% for the prior quarter ended December 31, 2001. The most significant single increase to the Company's expenses was the performance based fee, $3,193,000, that the Manager earned during the first quarter of 2002 as a result of the Company achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. The Company's return on equity prior to the effect of the performance based fee was 18.54% whereas the threshold during the first quarter of 2002, the average 10-year treasury rate plus 1%, was 6.79%. The Manager earned a performance based fee of $924,000 during the first quarter of 2001. The Company's Other expenses increased by approximately $1,133,000 during the quarter ended March 31, 2002 compared to the same period in 2001, primarily due to the operations of the Company's mortgage banking subsidiary, expenses associated with the Company's issuance of DERs, PSRs and restricted stock and other corporate matters. The operations of TMHL accounted for $706,000 of this increase and the Company's issuance of DERs, PSRs and restricted stock accounted for $299,000 of the increase. The Company's expense ratios are among the lowest of any company originating and investing in mortgage assets, giving the Company what it believes to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables the Company to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to these more traditional mortgage portfolio lending institutions.

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

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                                    Total
   For the            Other Expenses/        Performance Fee/       G & A Expense/
Quarter Ended         Average Assets          Average Assets        Average Assets
-------------        -----------------       ----------------       --------------
Mar 31, 2000                 0.13%                    --                   0.13%
Jun 30, 2000                 0.13%                    --                   0.13%
Sep 30, 2000                 0.16%                    --                   0.16%
Dec 31, 2000                 0.18%                    --                   0.18%
Mar 31, 2001                 0.20%                  0.09%                  0.29%
Jun 30, 2001                 0.21%                  0.10%                  0.31%
Sep 30, 2001                 0.25%                  0.14%                  0.39%
Dec 31, 2001                 0.28%                  0.22%                  0.50%
Mar 31, 2002                 0.24%                  0.20%                  0.44%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended March 31, 2002 consisted of reverse repurchase agreements, which totaled $6.024 billion, collateralized notes payable, which had a balance of $362.3 million and whole loan financing facilities, which had a balance of $136.5 million. The Company's other significant sources of funds for the quarter ended March 31, 2002 consisted primarily of payments of principal and interest from its ARM assets in the amount of $1.027 billion. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on its ARM assets portfolio and occasional asset sales. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at March 31, 2002, had a weighted average effective cost of 2.08%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.2 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in March 2003 and November 2002. As of March 31, 2002, $2.847 billion of the Company's borrowings were variable-rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three months to eighteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in one-month LIBOR. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

The Company has arrangements to enter into reverse repurchase agreements with twenty-three different financial institutions and on March 31, 2002, had borrowed funds with fourteen of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons. Additionally, certain of the Company's ARM assets are rated less than AA by the Rating Agencies (approximately 2.2%) and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of either changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, the Company may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of the assets, which would result in losses. The Company had adequate liquidity throughout the quarter ended March 31, 2002. The Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

As of March 31, 2002, the Company had $362.3 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of March 31 2002, the Company had entered into three whole loan financing facilities. The Company borrows money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to the Company under these facilities is subject to margin call based on changes in fair value, which can be negatively effected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $300 million, and matures in March 2003. The Company's other two committed whole loan financing facilities also have a borrowing capacity of $300 million each and they both mature in November 2002. As of March 31, 2001, the Company had $136.5 million borrowed against these whole loan financing facilities at an effective cost of 2.55%.

On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During February 2002, the Company completed a public offering of 6,210,000 shares of its common stock, for which it received net proceeds of $113.5 million. As of March 31, 2002, $125.9 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation in the DRP during the first three months of 2002, the Company issued 1,385,220 shares of common stock under its DRP and received net proceeds of $27.3 million of new equity capital.

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

Interest rate changes may also impact the Company's ARM assets and borrowings differently because the Company's ARM assets are indexed to various indices whereas the interest rate on the Company's borrowings generally move with changes in LIBOR. Although the Company has always favored acquiring LIBOR based ARM assets in order to reduce this risk, LIBOR based ARMs are not generally well accepted by homeowners in the U.S. As a result, the Company has acquired ARM assets indexed to a mix of indices in order to diversify its exposure to changes in LIBOR in contrast to changes in other indices. During times of global economic instability, U.S. Treasury rates generally decline because foreign and domestic investors generally increase their investment in U.S. Treasury instruments because they are considered to be a safe haven for investments. The Company's ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas the Company's borrowings and other ARM assets may not be affected by the same pressures or to the same degree. As a result, the Company's income can improve or decrease depending on the relationship between the various indices to which the Company's ARM assets are indexed, compared to changes in the Company's cost of funds.

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

OTHER MATTERS

As of March 31, 2002, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 98.5% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.5% of its 2002 revenue for the first quarter qualifies for the 75% source of income test and 100% of its revenue qualifies for the 90% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 2002, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
              At March 31, 2002, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
              None

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  See "Exhibit Index"

         (b)  Reports on Form 8-K

              The Company filed the following Current Reports on Form 8-K during the period covered by this Form 10-Q:

              (i) Current Report on Form 8-K, dated February 12, 2002 regarding the Registrant's Press Release dated January 22, 2002 announcing the Registrant's earnings for the year and quarter ended December 31, 2001.

              (ii) Current Report on Form 8-K, dated February 19, 2002 regarding the Registrant's public offering of 5,400,000 shares and related underwriting agreement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                   THORNBURG MORTGAGE, INC.



Dated:     May 14, 2002            By: /s/ Larry A. Goldstone
                                       -------------------------------------
                                       Larry A. Goldstone
                                       President and Chief Operating Officer
                                       (authorized officer of registrant)




Dated:     May 14, 2002            By: /s/ Richard P. Story
                                       -------------------------------------
                                       Richard P. Story
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal accounting officer)

                                  Exhibit Index



                                                                                                    Sequentially
                                                                                                      Numbered
     Exhibit Number                              Exhibit Description                                    Page
     --------------                              -------------------                                ------------
         3.1.5             Amendment to Articles of Incorporation dated April 29, 2002                   38

         3.3.1             Amended Audit Committee Charter dated as of April 23, 2002                    39