Form 10-Q
period 2002-06-30
THORNBURG MORTGAGE INC
filed 2002-08-12
CIK 892535

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:     JUNE 30, 2002

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

Common Stock ($.01 par value)                    45,586,142 as of August 9, 2002


================================================================================

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX




                                                                                                            Page
                                                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at June 30, 2002 and December 31, 2001..................    3

                      Consolidated Statements of Operations for the three and six months ended
                       June 30, 2002 and June 30, 2001....................................................    4

                      Consolidated Statement of Shareholders' Equity for the six months
                       ended June 30, 2002 and June 30, 2001..............................................    5

                      Consolidated Statements of Cash Flows for the three and six months ended
                       June 30, 2002 and June 30, 2001....................................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   22



PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   41

     Item 2.      Changes in Securities ..................................................................   41

     Item 3.      Defaults Upon Senior Securities ........................................................   41

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   41

     Item 5.      Other Information.......................................................................   41

     Item 6.      Exhibits and Reports on Form 8-K........................................................   42


     SIGNATURES       ..................................................................................43

     EXHIBIT INDEX       ...............................................................................44

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)


                                                           June 30, 2002
ASSETS                                                      (unaudited)     December 31, 2001
                                                            ------------    -----------------
   Adjustable-rate mortgage ("ARM") assets:
      ARM securities                                         $ 8,160,893      $ 5,162,627
      Collateral for collateralized notes                        352,702          470,752
      ARM loans held for securitization                          351,527           98,766
                                                             -----------      -----------
                                                               8,865,122        5,732,145
                                                             -----------      -----------

   Cash and cash equivalents                                      29,600           33,884
   Accrued interest receivable                                    45,005           33,483
   Prepaid expenses and other                                      3,104            4,136
                                                             -----------      -----------
                                                             $ 8,942,831      $ 5,803,648
                                                             ===========      ===========


LIABILITIES

   Reverse repurchase agreements                             $ 7,553,766      $ 4,738,827
   Collateralized notes                                          316,848          432,581
   Other borrowings                                              280,827           40,283
   Payable for assets purchased                                       --           18,200
   Accrued interest payable                                       17,515           12,160
   Dividends payable                                               1,670           19,987
   Other payables and accrued expenses                            13,555            8,952
                                                             -----------      -----------
                                                               8,184,181        5,270,990
                                                             -----------      -----------

SHAREHOLDERS' EQUITY

   Preferred stock: par value $.01 per share;
      2,760 shares authorized, issued and outstanding;
      9.68% Cumulative Convertible Series A;
      aggregate preference in liquidation $69,000                 65,805           65,805
   22,000 Series B cumulative shares authorized, none
      issued and outstanding, respectively                            --               --
   Common stock: par value $.01 per share; 496,740 and
      47,218 shares authorized, 44,303 and 33,305 shares
      issued and outstanding, respectively                           443              333
   Additional paid-in-capital                                    723,143          515,516
   Accumulated other comprehensive income (loss)                 (44,363)         (36,566)
   Notes receivable from stock sales                              (7,904)          (7,904)
   Retained earnings (deficit)                                    21,526           (4,526)
                                                             -----------      -----------
                                                                 758,650          532,658
                                                             -----------      -----------
                                                             $ 8,942,831      $ 5,803,648
                                                             ===========      ===========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                              2002           2001           2002          2001
                                                           ---------      ---------      ---------      ---------
Interest income from ARM assets and cash equivalents       $  96,439      $  67,679      $ 175,865      $ 140,904
Interest expense on borrowed funds                           (59,482)       (51,965)      (107,284)      (110,866)
                                                           ---------      ---------      ---------      ---------
   Net interest income                                        36,957         15,714         68,581         30,038
                                                           ---------      ---------      ---------      ---------
Gain on sale of ARM assets                                        84              2             87              2
Hedging expense                                                 (622)          (466)          (936)          (617)
Provision for credit losses                                       --           (153)            --           (331)
Management fee                                                (1,902)        (1,116)        (3,546)        (2,211)
Performance fee                                               (3,721)        (1,073)        (6,914)        (1,997)
Other operating expenses                                      (2,858)        (1,269)        (5,041)        (2,316)
                                                           ---------      ---------      ---------      ---------

   Net income before cumulative effect of change in           27,938         11,639         52,231         22,568
     accounting principle
   Cumulative effect of change in accounting principle            --             --             --           (202)
                                                           ---------      ---------      ---------      ---------
        NET INCOME                                         $  27,938      $  11,639      $  52,231      $  22,366
                                                           =========      =========      =========      =========

Net income                                                    27,938         11,639         52,231         22,366
Dividends on preferred stock                                  (1,670)        (1,670)        (3,340)        (3,340)
                                                           ---------      ---------      ---------      ---------
Net income available to common shareholders                $  26,268      $   9,969      $  48,891      $  19,026
                                                           =========      =========      =========      =========

Basic and diluted earnings per share before cumulative     $    0.63      $    0.46      $    1.25      $    0.89
   effect of change in accounting principle
Cumulative effect of change in accounting principle               --             --             --          (0.01)
                                                           ---------      ---------      ---------      ---------
Basic and diluted earnings per share                       $    0.63      $    0.46      $    1.25      $    0.88
                                                           =========      =========      =========      =========

Average number of common shares outstanding                   41,950         21,791         39,199         21,741
                                                           =========      =========      =========      =========



See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2002 and 2001

(In thousands, except share data)


                                                                     Accum.
                                                                     Other      Notes                           Compre-
                                                                    Compre-   Receivable                        hensive
                                                        Additional  hensive      From     Retained               Income
                                      Preferred  Common  Paid-in     Income     Stock     Earnings/  Treasury     and
                                        Stock    Stock   Capital    and Loss    Sales     (Deficit)   Stock       Loss      Total
                                      ---------  ------ ----------  --------  ----------  ---------- --------   --------  --------
Balance, December 31, 2000             $65,805   $221   $343,036    $(78,427)  $(5,318)   $  (3,113) $ (4,666)            $317,538
Comprehensive income:
  Net income                                                                                 22,366             $ 22,366    22,366
  Other comprehensive income:
    Available-for-sale assets:
      Fair value adjustment                                           22,401                                      22,401    22,401
    Swap Agreements:
      Cumulative adjustment for
       change in accounting principle                                   (629)                                       (629)     (629)
      Fair value adjustment, net of
       amortization                                                  (10,278)                                    (10,278)  (10,278)
                                                                                                                --------
    Other comprehensive income                                                                                  $ 33,860
                                                                                                                ========
Issuance of common stock                            2      2,510                (1,169)                                      1,343
Interest and principal payments on
  notes receivable from stock sales                          170                    36                                         206
Dividends declared on preferred
  stock - $1.21 per share                                                                   (3,340)                         (3,340)
Dividends declared on common
  stock - $0.55 per share                                                                  (11,945)                        (11,945)
                                       -------   ----   --------    --------   -------    --------   --------             --------
Balance, June 30, 2001                 $65,805   $223   $345,716    $(66,933)  $(6,451)   $  3,968   $ (4,666)            $337,662
                                       =======   ====   ========    ========   =======    ========   ========             ========

Balance, December 31, 2001             $65,805   $333   $515,516    $(36,566)  $(7,904)   $ (4,526)  $     --             $532,658
Comprehensive income:
  Net income                                                                                52,231              $ 52,231    52,231
  Other comprehensive income:
    Available-for-sale assets:
      Fair value adjustment                                           16,721                                      16,721    16,721
    Swap Agreements:
      Fair value adjustment, net of
       amortization                                                  (24,518)                                    (24,518)  (24,518)
                                                                                                                --------
  Other comprehensive income                                                                                    $ 44,434
                                                                                                                ========
Issuance of common stock                          110    207,474                                                           207,584
Interest and principal payments on
  notes receivable from stock sales                          153                                                               153
Dividends declared on preferred
  stock - $1.21 per share                                                                   (3,340)                         (3,340)
Dividends declared on common
  stock - $1.10 per share                                                                  (22,839)                        (22,839)
                                       -------   ----   --------    --------   -------    --------   --------             --------
Balance, June 30, 2002                 $65,805   $443   $723,143    $(44,363)  $(7,904)   $ 21,526   $     --             $758,650
                                       =======   ====   ========    ========   =======    ========   ========             ========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                      June 30,
                                                                 2002           2001          2002            2001
                                                             -----------    -----------    -----------    -----------
Operating Activities:
  Net Income                                                 $    27,938    $    11,639    $    52,231    $    22,366
  Adjustments to reconcile net income to net cash provided
  by operating activities:
   Amortization                                                    3,014          4,821          8,126          8,663
   Net (gain) loss from investing activities                         (84)           (93)           (87)            84
   Hedging expense                                                   622            466            936            819
   Change in assets and liabilities:
    Accrued interest receivable                                   (7,661)         3,254        (11,522)           433
    Prepaid expenses and other                                     2,007           (168)           857          3,065
    Accrued interest payable                                       3,878             56          5,355         (5,483)
    Accrued expenses and other                                       103           (489)         4,603          9,538
                                                             -----------    -----------    -----------    -----------
       Net cash provided by operating activities                  29,817         19,486         60,499         39,485
                                                             -----------    -----------    -----------    -----------
Investing Activities:
  Available-for-sale ARM securities:
   Purchases                                                  (1,872,412)      (416,508)    (3,677,659)      (915,456)
   Proceeds on sales                                              12,711        101,594         62,817        101,594
   Principal payments                                            689,973        426,510      1,561,159        685,970
 Collateral for collateralized notes payable:
   Principal payments                                             45,775         56,286        116,392         88,430
 ARM loans:
   Purchases                                                    (618,514)      (181,843)    (1,217,871)      (250,953)
   Proceeds on sales                                                  --            339          3,711            339
   Principal payments                                              4,318          6,718          8,328         16,603
 Purchase of interest rate cap agreements                           (505)            --           (505)            --
                                                             -----------    -----------    -----------    -----------
       Net cash used in investing activities                  (1,738,654)        (6,904)    (3,143,628)      (273,473)
                                                             -----------    -----------    -----------    -----------
Financing Activities:
  Net borrowings from reverse repurchase agreements            1,481,800        154,387      2,793,048        436,886
  Repayments of collateralized notes                             (45,464)       (56,011)      (115,732)       (87,841)
  Net borrowing from (repayments of) other borrowings            144,372        (98,331)       240,544        (56,947)
  Payments made on Eurodollar contracts                           (2,290)            --         (2,188)            --
  Proceeds from common stock issued, net                          66,712          1,140        207,584          1,343
  Dividends paid                                                 (24,509)        (8,186)       (44,496)       (15,285)
  Interest from notes receivable from stock sales                     76            115             85            203
                                                             -----------    -----------    -----------    -----------
       Net cash provided by (used in) financing activities     1,620,697         (6,886)     3,078,845        278,359
                                                             -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents             (88,140)         5,696         (4,284)        44,371
Cash and cash equivalents at beginning of period                 117,740         51,780         33,884         13,105
                                                             -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                   $    29,600    $    57,476    $    29,600    $    57,476
                                                             ===========    ===========    ===========    ===========

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

           In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

              BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the "Company") and its two wholly-owned bankruptcy remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC") and Thornburg Mortgage Acceptance Corporation ("TMAC"), its wholly-owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), and TMHL's two wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation
                  II. TMFC and TMAC are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. During 2001, TMHL and its subsidiaries operated as taxable REIT subsidiaries and were consolidated with the Company for financial statement purposes but were not consolidated with the Company for tax reporting purposes. Beginning on January 1, 2002, TMHL and its subsidiaries began operating as wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform with current year classifications.

              CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their value.

              ADJUSTABLE-RATE MORTGAGE ASSETS

                  The Company's adjustable-rate mortgage ("ARM") assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which also consists of ARM securities and ARM loans. Included in the Company's ARM assets are hybrid ARM securities and loans ("Hybrid ARMs") that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable rate for their remaining term to maturity.

                  Management has designated all of the Company's ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in "Accumulated other comprehensive loss" as a separate component of shareholders' equity.

                  The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company's loans are not accounted for as sales and the Company does not capitalize any servicing rights or obligations as a result of this process. The fair value reflected in the Company's financial statements for these securities is based on market prices provided by certain dealers who make markets in these financial instruments.

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

                  The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. At the time of securitization, the Company obtains a credit review by one or more Rating Agencies of the loans being securitized. Based on this review, the Company makes a determination regarding the expected losses to be realized in the future and adjusts the basis of the securities to their expected realizable value. In doing so, the Company establishes a basis adjustment amount to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as good as expected, the Company makes a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting the Company's portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Additionally, once a loan within a security is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that portion of the security collateralized by the loan.

                  In addition, credit losses on pools of loans that are held as collateral for AAA notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company reduces the cost basis of the subordinated security retained at the time the collateralized notes payable are issued, to take into consideration estimated credit losses on the underlying loans.

                  Loans that are not yet securitized are also reviewed for probable losses. The Company's loans are held for securitization, which generally occurs within a few months of acquisition or origination. As a result, although the Company reviews its unsecuritized loans for probable losses, it is unlikely a loan would incur a loss prior to securitization. If a loss is estimated on an unsecuritized loan, the Company would record a provision, which would reduce earnings, and establish a loan loss reserve.

                  Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

              VALUATION METHODS

                  The fair values of the Company's ARM securities and interest rate cap agreements (as defined below) are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and available market information. The fair values for ARM loans are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and delinquency experience. The fair value of the Company's collateralized notes payable and interest rate swap agreements is based on market values provided by dealers who are familiar with the terms of the notes and swap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

                  INTEREST RATE CAP AGREEMENTS

                  The Company purchases interest rate cap agreements ("Cap Agreements") to manage interest rate risk. In general, ARM assets have a Life Cap, which is a component of the fair value of an ARM asset. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the net margin on the Company's ARM assets will be protected in high interest rate environments. The Cap Agreements the Company has purchased also have the effect of offsetting a portion of the fair value change in the Company's ARM assets related to the Life Cap.

                  The Company does not currently apply hedge accounting to its Cap Agreements and, as a result, the Company records the change in fair value of the Cap Agreements as hedging expense in current earnings. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. The carrying value of the Cap Agreements is included in "Prepaid Expenses and other" on the balance sheet.

                  INTEREST RATE SWAP AGREEMENTS

                  The Company enters into interest rate swap agreements ("Swap Agreements") in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than six months, and frequently one month, or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency that is commonly one month, but has at times been up to six months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. Swap Agreements are used as a cost effective way to lengthen the average repricing period of the Company's variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets.

                  All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis. As a result of the calculated effectiveness of approximately 100% to date, all changes in the unrealized gains and losses on Swap Agreements have been recorded in "Other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in "Other comprehensive income" would be reclassified to income. As of June 30, 2002, the net unrealized loss on Swap Agreements and deferred gains from terminated Swap Agreements recorded in "Other comprehensive income" was a net loss of $54.5 million. The Company estimates that over the next twelve months, approximately $28.3 million of the net unrealized losses on its Swap Agreements and the deferred gains from terminated Swap Agreements will be reclassified from "Other comprehensive income" to earnings. The loss on Swap Agreements is the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized loss in "Other comprehensive income" and the carrying value of the Swap Agreements adjusts to zero and the Company realizes a fixed cost of money over the life of the hedging instrument. The carrying value of the Swap Agreements, in the amount of $55.9 million as of June 30, 2002, is included in "Reverse repurchase agreements" in the accompanying balance sheets.

                  The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in "Other comprehensive income" as a separate component of equity. The gain or loss from the terminated Swap Agreements remains in "Other comprehensive income" until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur then the entire gain or loss would be reclassified to earnings.

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

                  Following is information about the computation of the earnings per share data for the three and six month periods ended June 30, 2002 and 2001 (amounts in thousands except per share data):


                                                                             Earnings
                                                      Income       Shares   Per Share
                                                     --------      ------   ---------
Three Months Ended June 30, 2002
Net income                                           $ 27,938
Less preferred stock dividends                         (1,670)
                                                     --------
Basic EPS, income available to common shareholders     26,268      41,950     $0.63
                                                                              =====
Effect of dilutive securities:
  Stock options                                            --          --
  Convertible preferred stock                              --          --
                                                     --------      ------
Diluted EPS                                          $ 26,268      41,950     $0.63
                                                     ========      ======     =====

Three Months Ended June 30, 2001
Net income                                           $ 11,639
Less preferred stock dividends                         (1,670)
                                                     --------
Basic EPS, income available to common shareholders      9,969      21,791     $0.46
                                                                              =====
Effect of dilutive securities:
  Stock options                                            --          56
  Convertible preferred stock                              --          --
                                                     --------      ------
Diluted EPS                                          $  9,969      21,847     $0.46
                                                     ========      ======     =====

                                                                             Earnings
                                                      Income     Shares      Per Share
                                                     --------   ---------    ---------
Six Months Ended June 30, 2002
Net income                                           $ 52,231
Less preferred stock dividends                         (3,340)
                                                     --------
Basic EPS, income available to common shareholders     48,891      39,199      $1.25
                                                                               =====
Effect of dilutive securities:
  Stock options                                            --          --
  Convertible preferred stock                              --          --
                                                     --------    --------
Diluted EPS                                          $ 48,891      39,199      $1.25
                                                     ========    ========      =====
Six Months Ended June 30, 2001
Net income                                           $ 22,366
Less preferred stock dividends                         (3,340)
                                                                               -----
Basic EPS, income available to common shareholders     19,026      21,741      $0.88
                                                                               =====
Effect of dilutive securities:
  Stock options                                            --          59
  Convertible preferred stock                              --          --
                                                     --------    --------
Diluted EPS                                          $ 19,026      21,800      $0.87
                                                     ========    ========      =====

                  The Company did not grant any options to purchase shares of common stock during the six month period ended June 30, 2002. The Company did grant 35,666 options to purchase common stock to directors and officers of the Company at an average price of $10.56 per share during the six months ended June 30, 2001. As of June 30, 2002, all of the previously granted options to purchase shares of common stock had either been exercised, cancelled or had expired.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE ASSETS

              The following tables present the Company's ARM assets as of June 30, 2002 and December 31, 2001. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

June 30,2002:
                                                           Collateral for
                                       Available-for-Sale  Collateralized
                                        ARM Securities          Notes         ARM Loans           Total
                                       ------------------  --------------    -----------      -----------
Principal balance outstanding              $ 8,068,692      $   349,341      $   350,341      $ 8,768,374
Net unamortized premium                         70,471            6,601            1,286           78,358
Basis adjustments/Allowance for losses          (8,272)          (3,240)            (100)         (11,612)
Principal payment receivable                    18,826               --               --           18,826
                                           -----------      -----------      -----------      -----------
   Amortized cost, net                       8,149,717          352,702          351,527        8,853,946
Gross unrealized gains                          45,915            2,482            2,725           51,122
Gross unrealized losses                        (34,739)            (449)            (327)         (35,515)
                                           -----------      -----------      -----------      -----------
   Fair value                              $ 8,160,893      $   354,735      $   353,925      $ 8,869,553
                                           ===========      ===========      ===========      ===========
Carrying value                             $ 8,160,893      $   352,702      $   351,527      $ 8,865,122
                                           ===========      ===========      ===========      ===========

December 31,2001:
                                                           Collateral for
                                       Available-for-Sale  Collateralized
                                        ARM Securities          Notes         ARM Loans           Total
                                       ------------------  --------------    -----------      -----------
Principal balance outstanding              $ 5,092,713      $   465,733      $    98,711      $ 5,657,157
Net unamortized premium                         45,025            8,204              155           53,384
Basis adjustments/Allowance for losses          (5,891)          (3,185)            (100)          (9,176)
Principal payment receivable                    36,080               --               --           36,080
                                           -----------      -----------      -----------      -----------
   Amortized cost, net                       5,167,927          470,752           98,766        5,737,445
Gross unrealized gains                          35,439            4,346              216           40,001
Gross unrealized losses                        (40,739)          (2,768)            (258)         (43,765)
                                           -----------      -----------      -----------      -----------
   Fair value                              $ 5,162,627      $   472,330      $    98,724      $ 5,733,681
                                           ===========      ===========      ===========      ===========
Carrying value                             $ 5,162,627      $   470,752      $    98,766      $ 5,732,145
                                           ===========      ===========      ===========      ===========

              During the six-month period ended June 30, 2002, the Company sold $62.7 million of ARM securities for a gain of $95,000. The ARM securities sold were classified as available-for-sale. In addition, the Company sold $3.7 million of loans during the first six months of 2002 and realized a gross gain of $6,000 and a gross loss of $14,000. During the six-month period ended June 30, 2001, the Company sold $108.1 million of ARM securities and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during the first six months of 2001 for a gain of $3,000.

              During the six-month period ended June 30, 2002, the Company securitized $963.9 million of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company did not account for any of these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of June 30, 2002, the Company had $2.435 billion of ARM assets that have resulted from the Company's securitization efforts.

              As of June 30, 2002 and December 31, 2001, the Company had reduced the cost basis of its securitized ARM loans by $10,510,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The reduction in the cost basis recorded during the six months of 2002, in the amount of $2,585,000, was recorded in connection with the Company's securitization of the $963.9 million of loans.

              As of June 30, 2002 and December 31, 2001, the Company had reduced the cost basis of other ARM securities by $1,002,000 and $1,151,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for these ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses. During the six-month period ended June 30, 2002, the Company recorded realized losses on these ARM securities in the amount of $293,000 and realized recoveries in the amount of $144,000 and, in accordance with its credit policies, the Company did not provide for any additional estimated credit losses.

              The following tables summarize ARM loan delinquency information as of June 30, 2002 and December 31, 2001 (dollar amounts in thousands):

              June 30, 2002
                                                               Percent
                                     Loan        Loan          of ARM
              Delinquency Status     Count      Balance        Loans(1)
              ------------------    ------     ---------      ---------
              60 to 89 days              0     $      --        0.00%
              90 days or more            0            --        0.00%
              In foreclosure             8         2,173        0.08%
                                    ------     ---------        ----
                                         8     $   2,173        0.08%
                                    ======     =========        ====

              December 31, 2001
                                                               Percent
                                     Loan        Loan          of ARM
              Delinquency Status     Count      Balance        Loans(1)
              ------------------    ------     ---------      ---------
              60 to 89 days              3     $     695        0.04%
              90 days or more            2           385        0.02%
              In foreclosure             4           552        0.03%
                                    ------     ---------        ----
                                         9     $   1,632        0.09%
                                    ======     =========        ====

                  (1) ARM loans includes loans that the Company has securitized and retained first loss credit exposure for total amounts of $2.730 billion and $1.924 billion at June 30, 2002 and December 31, 2001, respectively.

              As of June 30, 2002, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $0.5 million. The Company has a $0.1 million reserve for estimated losses on these properties. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of these properties.

              As of June 30, 2002, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

                       Agency ARM securities               $     180,458
                       Whole loans - correspondent               279,745
                       Whole loans - direct originations          58,564
                                                           -------------
                                                           $     518,767
                                                           =============

              During the quarter ended June 30, 2002, the Company entered into a transaction whereby the Company expects to acquire the remaining balance of certain Hybrid ARM securities, at a price of par, in 2006 when the fixed-rate period of the Hybrid ARM securities terminates and they convert into ARM securities. The current balance of the Hybrid ARM securities is approximately $1.8 billion, but is expected to be significantly less, and could be zero, at the time they convert into ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into ARM securities, then it is committed to pay or receive the difference between par and the fair value of the ARM securities at that time, as determined by an auction of the ARM securities. In order to enter into this transaction, the Company was obligated to deliver $5.0 million of collateral. This collateral obligation will be reduced in proportion to the declining balance of the ARM securities expected to be purchased.

NOTE 3.  INTEREST RATE CAP AGREEMENTS

              Included in "Prepaid Expenses and Other" are purchased Cap Agreements with a remaining notional amount of $2.205 billion and $2.254 billion as of June 30, 2002 and December 31, 2001, respectively. The notional amount of the Cap Agreements purchased declines at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month or three-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments which range from 6.00% to 12.00% and average approximately 9.90%. The Cap Agreements had an average maturity of 1.3 years as of June 30, 2002. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.148 billion over the period of the agreements, which expire between 2002 and 2005. During the three and six-month periods ended June 30, 2002, the Company recognized expenses of $622,000 and $936,000, respectively, which is reported as "Hedging expense" in the Company's Consolidated Statements of Operations.

              The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one which is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at June 30, 2002 amounted to $257,000 and is included in "Prepaid expenses and other" on the balance sheet.

NOTE 4. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

              The Company has arrangements to enter into reverse repurchase agreements with 25 different financial institutions and on June 30, 2002, had borrowed funds with 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders may initiate margin calls in the event interest rates change or the value of the Company's ARM assets decline for other reasons.

              As of June 30, 2002, the Company had outstanding $7.554 billion of reverse repurchase agreements with a weighted average borrowing rate of 2.02% and a weighted average remaining maturity of 3.8 months. As of December 31, 2001, the Company had outstanding $4.739 billion of reverse repurchase agreements with a weighted average borrowing rate of 2.24% and a weighted average remaining maturity of 2.8 months. As of June 30, 2002, $3.400 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to eighteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $7.956 billion, including accrued interest, and cash in the amount of $3.5 million collateralized the reverse repurchase agreements at June 30, 2002.

              At June 30, 2002, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

                           Within 30 days               $     3,786,414
                           31 to 89 days                        822,237
                           90 to 365 days                     2,783,817
                           Over 365 days                        105,475
                                                        ---------------
                                                              7,497,943
                           Swap Agreements                       55,823
                                                        ---------------
                                                        $     7,553,766
                                                        ===============

              As of June 30, 2002, the Company had entered into three whole loan financing facilities. Each of the whole loan financing facilities has a committed borrowing capacity of $300 million; one matures in March 2003 and the other two mature in November 2002. As of June 30, 2002, the Company had $280.8 million borrowed against these whole loan financing facilities at an effective cost of 2.50%. As of December 31, 2001, the Company had $37.7 million borrowed against whole loan financing facilities at an effective cost of 2.53%. The amount borrowed on the whole loan financing agreements at June 30, 2002 was collateralized by ARM loans with a carrying value of $290.7 million, including accrued interest.

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

              On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of June 30, 2002, the Notes had a net balance of $316.8 million and an effective interest cost of 2.56%, which changes each month at a spread to one-month LIBOR. As of June 30, 2002, these Notes were collateralized by ARM loans with a principal balance of $349.3 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the total balance of the loans collateralizing the Notes is reduced to 25% of their original balance.

              During September 2001, the Company entered into a $10 million line of credit agreement collateralized by payment receivables in connection with Agency ARM securities. As of June 30, 2002, the Company was not borrowing any amount against this line. As of December 31, 2001, the Company had $2.6 million borrowed against this line of credit at an effective interest rate of 3.93%. The interest rate on this credit line varies with one-month LIBOR.

              As of June 30, 2002, the Company was a counterparty to forty-eight Swap Agreements having an aggregate notional balance of $3.796 billion. These Swap Agreements hedge the cost of financing Hybrid ARMs during their fixed rate term, generally three to ten years. The Company limits the interest rate mismatch on the funding of its Hybrid ARMs (the difference between the duration of the fixed-rate period of Hybrid ARMs and the duration of the fixed-rate liabilities) to a duration difference of no more than one year. As of June 30, 2002, these Swap Agreements had a weighted average maturity of 2.5 years. In accordance with these Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swap Agreements, the Company has reduced the interest rate variability of its cost to finance its Hybrid ARM assets by increasing the average period until the next repricing of its borrowings from 39 days to 746 days. As of June 30, 2002, ARM assets with a carrying value of $40.5 million collateralized the Swap Agreements, including accrued interest and cash in the amount of $4.1 million.

              The total cash paid for interest was $55.0 million and $51.3 million during the quarters ended June 30, 2002 and 2001, respectively.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

              The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2002 and December 31, 2001 (dollar amounts in thousands):

                                                            June 30, 2002               December 31, 2001
                                                     --------------------------     -------------------------
                                                      Carrying          Fair         Carrying        Fair
                                                       Amount           Value         Amount         Value
                                                     ----------      ----------     ----------     ----------
              Assets:
                 ARM assets                          $8,865,122      $8,869,554     $5,732,145     $5,733,681
                 Cap Agreements                             257             257            431            431

              Liabilities:
                 Reverse repurchase agreements        7,497,943       7,497,943      4,704,895      4,704,895
                 Collateralized notes payable           316,848         317,708        432,581        434,469
                 Other borrowings                       280.827         280.827         40,283         40,283
                 Swap Agreements                         55,823          55,823         33,932         33,932

              The above Cap Agreements are included in the balance sheet under the caption "Prepaid expenses and other." The carrying amount for securities, which are categorized as available-for-sale, is their fair value whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

NOTE 6.  COMMON AND PREFERRED STOCK

              On May 31, 2001, the Company filed a combined shelf registration statement on Form S-3 for $409 million of equity securities, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the combined registration statement for $409 million, which includes the possible issuances of common stock, preferred stock or warrants, was declared effective by the Securities and Exchange Commission. During February 2002, the Company completed a public offering of 6,210,000 shares of its common stock, for which it received net proceeds of $113.5 million. In addition, during both the three and six-month periods ended June 30, 2002, the Company issued 2,530,800 shares of common stock under a continuous equity offering program and received net proceeds of $48.3 million. As of June 30, 2002, $76.3 million of the Company's securities remained registered for future issuance and sale under its currently effective registration statement.

              During the three and six-month periods ended June 30, 2002, the Company issued 927,592 and 2,312,812 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $18.5 and $45.8 million, respectively.

              On April 23, 2002, the Company declared the first quarter 2002 dividend of $0.55 per common share, which was paid on May 17, 2002 to common shareholders of record as of May 3, 2002.

              On June 14, 2002, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on July 10, 2002 to preferred shareholders of record as of June 28, 2002.

              On July 23, 2002, the Company declared the second quarter 2002 dividend of $0.57 per common share, which will be paid on August 16, 2002 to common shareholders of record as of August 5, 2002.

              For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.


NOTE 7.  STOCK OPTION PLAN

              The Company has a Stock Option and Incentive Plan (the "Plan") that authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan is intended to be a long-term incentive program. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), Phantom Stock Rights ("PSRs") and restricted common stock.

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

              Restricted shares of common stock had been granted at the discretion of the Stock Option Committee and approval of the Board of Directors. Restricted shares of common stock have generally been granted in lieu of ISOs and NQSOs, based on equivalent values as calculated by a Black Scholes option model. At the time restricted shares are granted, the Board of Directors determines the vesting period generally three years. In general, a portion of the restricted shares vest at the end of each year of the vesting period and the shares participate in the common dividends declared during the vesting period. The Company expenses the value of the restricted shares, based on their value as of the date of grant, over the vesting period. In April 2002, the Company's Board of Directors cancelled all previously granted restricted shares of common stock and replaced them with PSRs of equal value. The replacement PSRs vest over the original vesting period of the cancelled restricted shares. The Stock Option Committee, with the approval of the Board of Directors, is currently issuing PSRs in lieu of stock options using the same methodology under which the restricted shares of common stock were being granted.

              The Company usually issues DERs at the same time ISOs, NQSOs, PSRs or shares of restricted stock are granted. The Company also allows its DER and PSR participants to elect to reinvest their PSR and DER cash dividends into additional PSRs at the price of the Company's common stock on the related dividend payment date.

              As of June 30, 2002, there were 975,839 DERs outstanding, of which 947,678 were vested, and 314,094 PSRs outstanding, of which 141,548 were vested. The Company recorded an expense associated with DERs and PSRs of $932,000 and $273,000 for the three-month periods ended June 30, 2002 and 2001, respectively. During the six-month periods ended June 30, 2002 and 2001, the Company recorded an expense associated with DERs and PSRs in the amount of $1,479,000 and $521,000, respectively. Of the expense recorded during the second quarter of 2002, $676,000 was the amount of dividend equivalents paid on DERs and PSRs, $12,000 was the impact of the decrease in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment and $268,000 was the amortization of unvested PSRs. Of the expense recorded during the second quarter of 2001, $125,000 was the amount of dividend equivalents paid on DERs and PSRs and $148,000 was the impact of the increase in the Company's common stock price on the value of the

              PSRs which was recorded as a fair value adjustment. As of June 30, 2002, all of the previously issued ISOs and NQSOs have been exercised, terminated or cancelled.

              Notes receivable arise from the Company financing a portion of the purchase of shares of common stock that have been obtained by directors and employees through the exercise of stock options. The notes mature during 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the common stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of common stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of June 30, 2002, there was $7.9 million of notes receivable outstanding from stock sales.

NOTE 8.  TRANSACTIONS WITH AFFILIATES

              The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager are reimbursed by the Company, principally expenses of the Company's mortgage banking subsidiary related to mortgage loan acquisition, selling, servicing and securitization activities. During the quarters ended June 30, 2002 and 2001, TMHL reimbursed the Manager $943,000 and $226,000 for expenses, respectively, in accordance with the terms of the Agreement. During the six-month periods ended June 30, 2002 and 2001, TMHL reimbursed the Manager $1,400,000 and $452,000 for expenses, respectively. The Agreement has a ten-year term and provides for an annual review of the Manager's performance under the Agreement by the unaffiliated directors of the Board of Directors. If the Company terminates the Agreement for a reason other than for cause, a minimum fee would be due to the Manager.

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

              For the quarters ended June 30, 2002 and 2001, the Company incurred costs of $1,902,000 and $1,116,000, respectively, in base management fees in accordance with the terms of the Management Agreements. For the six month periods ended June 30, 2002 and 2001, the Company incurred base management fees of $3,546,000 and $2,211,000, respectively. As of June 30, 2002 and 2001, $647,000 and $377,000, respectively, was payable by the Company to the Manager for the base management fee.

              The Manager is also entitled to earn performance based compensation in an amount equal to 20% of the Company's annualized net income, before performance based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the three- and six-month periods ended June 30, 2002, the Manager earned performance based compensation in the amount of $3,721,000 and $6,914,000, respectively, in accordance with the terms of the Agreement. For the three- and six-month periods ended June 30, 2001, the Manager earned performance based compensation in the amount of $1,073,000 and $1,997,000, respectively.

              During the three- and six-month periods ended June 30, 2002, the Company reimbursed the Manager and other affiliated companies $23,000 and $97,000, respectively, for certain other direct expenses of the Company, primarily related to shareholder relations, public relations and marketing consulting services. During the three- and six-month periods ended June 30, 2001, the Company reimbursed the Manager and other affiliated companies $36,000 and $44,000, respectively, for such expenses. The Company's subsidiaries, except TMHL, have entered into separate lease agreements with the Manager for office space in Santa Fe, New Mexico. During the quarters ended June 30, 2002 and 2001, the combined amount of rent paid to the Manager was $4,000 and $3,000, respectively. During the six-month periods ended June 30, 2002 and 2001, the combined amount of rent paid to the Manager was $7,000 and $7,000, respectively.

              Pursuant to an employee residential mortgage loan program approved by the Board of Directors, certain of the Company's directors and officers have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate which is subject to cancellation at the time such participant's employment with the Company is terminated for any reason. Effective with the passage of U.S. congressional legislation in July of 2002, any new loans made to directors or executive officers will not be eligible for the employee discount. As of June 30, 2002, the aggregate balance of mortgage loans outstanding to directors and officers of the Company and employees of the Manager amounted to $5.0 million, had a weighted average interest rate of 4.95% and mature between 2016 and 2032.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify such forward-looking statements by the presence of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "plan," or "continue" or the negatives thereof or similar terminology. You should be aware that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third party, private-label relationships involved in the origination and servicing of loans. The cautionary statements that you will find in the "Risk Factors" section on pages 14 through 20 of our 2001 Annual Report on Form 10-K identify important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in such forward-looking statements.

MANAGEMENT'S DISCUSSION OF CORPORATE GOVERNANCE

In light of recent publicity regarding Corporate Governance and recent incidences involving the accounting practices of certain public companies, we would like to point out a number of ways we conduct our business that differentiate us from such companies.

First of all, our Board of Directors consists of a majority of independent directors. The Audit, Nominating and Compensation Committees of the Board of Directors are composed exclusively of independent directors.

Second, our Chief Executive Officer, President and Chief Financial Officer have been involved in assuring the accuracy and completeness of all financial statements, and are more than willing to certify the accuracy of the financial information in each annual and quarterly report that we have issued and we are certifying the accuracy of this quarterly report. Further, under our internal information gathering procedures, we consult with appropriate key personnel throughout our organization to assure the accuracy and completeness of our disclosures, description of our operations and policies and other financial information included in our annual and quarterly reports.

Finally, all of our long-term incentive compensation programs (which include the granting of Phantom Stock Rights and Dividend Equivalent Rights) are fully expensed in our statements of operations, are fully disclosed in our financial reports and have been approved by our shareholders. At present, we do not have any unexercised stock options outstanding.

GENERAL

We are a mortgage origination and acquisition company that originates, acquires and invests in adjustable and variable rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single family residential housing market. ARM securities represent interests in pools of ARM loans, which often include guarantees or other credit enhancements against losses from loan defaults. While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We use our equity capital and borrowed funds to originate, acquire and invest in ARM assets and seek to generate income for distribution to our shareholders based on the difference between the yield on our ARM assets portfolio and the cost of our borrowings. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust ("REIT") and therefore generally pass through substantially all of our earnings to shareholders without paying federal or state income tax at the corporate level. We have five qualified REIT subsidiaries, all of which are consolidated in our financial statements and federal and state tax returns. Two of these subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are involved in financing our mortgage loan assets. Thornburg Mortgage Home Loans, Inc. ("TMHL"), our wholly-owned mortgage banking subsidiary, conducts our mortgage loan acquisition and origination activities. TMHL's two wholly-owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the financing of loans by TMHL.

Our mortgage assets portfolio may consist of either agency or privately issued (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs") which are generally backed by high quality mortgage-backed securities ("MBS"), ARM loans, fixed rate MBS that have an expected duration of one year or less or short term investments that either mature within one year or have an interest rate that reprices within one year. Agency securities are MBS for which a U.S. Government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae or Ginnie Mae, guarantees payments of principal or interest on the certificates. Agency securities are not rated, but carry an implied AAA rating.

We also invest in hybrid ARM assets ("Hybrid ARMs") which are typically 30-year loans that have a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. We limit our ownership of Hybrid ARMs with fixed rate periods of greater than five years to no more than 10% of our total assets.

ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings that we incur do not have similar periodic caps. We generally do not hedge against the risk of our borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. We attempt to mitigate the effect of periodic caps by acquiring variable rate CMOs and CBOs, Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of June 30, 2002, approximately $7.0 billion of our ARM securities and ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 78% of total ARM assets.

Our investment policy is to invest at least 70% of total assets in High Quality ARM assets and short term investments. High Quality means:

     (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by an agency of the U.S. Government; or

     (2) securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor's Corporation or Moody's Investors Service, Inc. (the "Rating Agencies"); or

     (3) securities that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager (as defined below) and approved by our Board of Directors; or

     (4) the portion of ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency.

The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

     (1) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. "Investment Grade" generally means a security rating of BBB, Baa or better by at least one of the Rating Agencies;

     (2) ARM loans collateralized by first liens on single family residential properties, generally underwritten to "A" quality standards and acquired for the purpose of future securitization; or

     (3) fixed rate mortgage loans collateralized by first liens on single family residential properties originated for sale to third parties; or

     (4) real estate properties acquired as a result of foreclosing on our ARM loans; or

     (5) as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of loan acquisition and securitization efforts and that equal an amount no greater than 17.5% of shareholders' equity, measured on a historical cost basis.

We acquire and originate high quality mortgage loans through TMHL from three sources: (i) bulk acquisitions, which involve acquiring pools of whole loans which are originated using the seller's guidelines and underwriting criteria, (ii) correspondent lending, which involves acquiring loans from correspondent lenders or other loan originators who originate the individual loans using our underwriting criteria and guidelines, and (iii) direct retail loan originations, which are loans that we originate, including fixed rate loans that we underwrite to third party specifications and sell to third party investors. The loans that we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio or, in the case of fixed rate loans, sold to third parties.

We perform our own underwriting reviews of loans that we purchase from bulk sellers or acquire from approved correspondents. We use private label, fee-based, third party service providers to underwrite, process and close the loans that we originate. We also service mortgage loans that we acquire or originate using a contract, private label subservicer. We believe the efficiencies and expertise that our third party service providers have developed through specialization afford us an opportunity to enter the mortgage origination and loan servicing business in a cost effective manner with minimum initial investment.

Our loan acquisition and origination strategies are designed to take advantage of our portfolio lending capability, cost efficient operation, competitive advantages and available technology, enabling us to provide attractive and innovative mortgage products, competitive mortgage rates and a high level of customer service. By eliminating intermediaries, whenever possible, between the borrower and the lender, we expect to acquire and originate loans for retention in our portfolio at attractive yields while offering our customers innovative mortgage products at competitive rates and fees. Our expansion into residential mortgage loan origination is intended to continue our strategy of acquiring only high quality mortgage loans with the same emphasis on loan quality as in our past loan acquisition activities.

We offer mortgages on-line utilizing a third party, private label, web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through our website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and obtain a pre-approval of their loan. Once a mortgage loan application has been submitted, one of our representatives will assist the borrower in completing the loan process.

Since we do not invest in real estate mortgage investment conduit ("REMIC") residuals or other CMO residuals, we do not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, our securities are eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts.

FINANCIAL CONDITION

At June 30, 2002, we held total assets of $8.943 billion, $8.865 billion of which consisted of ARM assets, as compared to $5.804 billion and $5.732 billion, respectively, at December 31, 2001. Since commencing operations, we have primarily purchased either ARM securities (backed by agencies of the U.S. government or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At June 30, 2002, 94.8% of the assets that we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets that we owned as of June 30, 2002, 85.8% are in the form of adjustable rate pass-through certificates or ARM loans. The remainder are floating rate classes of CMOs (8.2%), short term, fixed rate classes of CMOs (4.0%) or investments in floating rate classes of CBOs (2.0%) backed primarily by ARM MBS.

The following table presents a schedule of ARM assets owned at June 30, 2002 and December 31, 2001 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                                    June 30, 2002                       December 31, 2001
                                         ------------------------------------  ------------------------------------
                                             Carrying           Portfolio          Carrying           Portfolio
                                               Value               Mix              Value                Mix
                                         ------------------  ----------------  -----------------   ----------------
HIGH QUALITY:
   Freddie Mac/Fannie Mae                  $    3,942,738             44.5%     $    2,401,831              41.9%
   Privately Issued:
     AAA/Aaa Rating                             4,056,733 (1)         45.8           2,699,868 (1)          47.1
     AA/Aa Rating                                 378,007              4.2             372,413               6.5
                                           --------------       ----------      --------------        ----------
       Total Privately Issued                   4,434,740             50.0           3,072,281              53.6
                                           --------------       ----------      --------------        ----------
       Total High Quality                       8,377,478             94.5           5,474,112              95.5
                                           --------------       ----------      --------------        ----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                                      55,870              0.6              49,627               0.9
     BBB/Baa Rating                                38,871              0.4              69,698               1.2
     BB/Ba Rating and Other                        41,376 (1)          0.5              39,942 (1)           0.7
   ARM loans pending securitization               351,527              4.0              98,766               1.7
                                           --------------       ----------      --------------        ----------
       Total Other Investment                     487,644              5.5             258,033               4.5
                                           --------------       ----------      --------------        ----------
       Total ARM Portfolio                 $    8,865,122            100.0%    $     5,732,145             100.0%
                                           ==============       ==========      ==============        ==========


----------

     (1) The AAA Rating category includes $324.2 million and $442.2 million of whole loans as of June 30, 2002 and December 31, 2001, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million and $31.8 million as of June 30, 2002 and December 31, 2001, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of June 30, 2002 and December 31, 2001, we had reduced the carrying value of our securitized ARM loans by $10,510,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, we had reduced the cost basis of other ARM securities by $1,002,000 and $1,151,000, as of the same dates, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

As of June 30, 2002, our ARM loan portfolio included 8 loans that are considered seriously delinquent (60 days or more delinquent) with an aggregate balance of $2.2 million. The ARM loan portfolio also includes two properties that we acquired as the result of foreclosure procedures in the amount of $508,000. The average original effective loan-to-value ratio on the delinquent loans and the acquired properties is approximately 58%. We believe that our current level of basis adjustments and allowance for loan losses is more than adequate to cover estimated losses from these loans and properties.

The following table presents a summary of the basis adjustments on our securitized ARM loans, the basis adjustments on our other ARM securities and the allowance for losses on our ARM loans (dollar amounts in thousands):

                                                                            Allowance
                                                     Basis Adjustments     for Losses
                                                  -----------------------  ----------
                                                  Securitized  Other ARM
                                                   ARM Loans   Securities   ARM Loans   Total
                                                  -----------  ----------   ---------  --------
                 Balance, December 31, 2001         $  7,925    $  1,151    $    100   $  9,176
                 Basis adjustment recorded at
                    time of loan securitization        2,585          --          --      2,585
                 Charge-offs                              --        (293)         --       (293)
                 Recoveries                               --         144          --        144
                                                    --------    --------    --------   --------
                 Balance, June 30, 2002             $ 10,510    $  1,002    $    100   $ 11,612
                                                    ========    ========    ========   ========

The following table classifies our portfolio of ARM assets by type of interest rate index.

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                     June 30, 2002            December 31, 2001
                                                -----------------------     ----------------------
                                                Carrying      Portfolio     Carrying     Portfolio
                                                  Value          Mix         Value          Mix
                                                --------      ---------     --------     ---------
ARM ASSETS:
    INDEX:
       One-month LIBOR                          $1,077,614       12.2%     $  633,758       11.1%
       Three-month LIBOR                           178,482        2.0         171,262        3.0
       Six-month LIBOR                             497,499        5.6         261,245        4.6
       Six-month Certificate of Deposit            110,738        1.3         140,887        2.5
       Six-month Constant Maturity Treasury         12,531        0.1          16,809        0.3
       One-year Constant Maturity Treasury       1,315,230       14.8       1,651,453       28.8
       Cost of Funds                               108,095        1.2         182,437        3.2
                                                ----------      -----      ----------      -----
                                                 3,300,189       37.2       3,057,851       53.5
                                                ----------      -----      ----------      -----

HYBRID ARM ASSETS                                5,182,820       58.5       2,397,629       41.7
ONE-YEAR MATURITY - FIXED RATE                     382,113        4.3         276,665        4.8
                                                ----------      -----      ----------      -----
                                                $8,865,122      100.0%     $5,732,145      100.0%
                                                ==========      =====      ==========      =====

The ARM portfolio had a current weighted average interest rate coupon of 5.27% at June 30, 2002. This consisted of an average coupon of 5.48% on the hybrid portion of the portfolio and an average coupon of 4.97% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the non-hybrid portion of the portfolio would have been approximately 4.43%, based upon the current composition of the portfolio and the applicable indices. The term "fully indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

The ARM portfolio had a current weighted average interest rate coupon of 5.96% at December 31, 2001. This consisted of an average coupon of 6.26% on the hybrid portion of the portfolio and an average coupon of 5.71% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.16%, based upon the current composition of the portfolio and the applicable indices at that time. The lower average interest rate coupon on the ARM portfolio as of June 30, 2002 compared to the end of 2001 is reflective of the Federal Reserve Board interest rate decreases that occurred during 2001. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during 2002 until it reaches the "fully indexed" rate.

At June 30, 2002, the current yield of the ARM assets portfolio was 4.99%, compared to 5.09% as of December 31, 2001. The decrease in the yield of 0.10% as of June 30, 2002, compared to December 31, 2001, is due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.69%. This decline in the average interest rate coupon was partially offset by a lower level of net premium amortization, which had the effect of increasing the yield by 0.49%. Additionally, the impact of non-interest earning principal payments receivables also increased the portfolio yield by 0.10%. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.


The ARM portfolio had an average term to the next repricing date of 777 days as of June 30, 2002, compared to 617 days as of December 31, 2001. The non-hybrid portion of the portfolio had an average term to the next repricing date of 64 days and the hybrid portion had an average term to the next repricing date of
3.5 years at June 30, 2002. As of June 30, 2002, Hybrid ARMs comprised 58.5% of the total ARM portfolio, compared to 41.7% as of the end of 2001. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings that have maturities that approximately match the interest rate adjustment periods on our ARM assets. Therefore, many of our borrowings bear variable or short term (one year or less), fixed interest rates because many of our ARM assets have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with longer term, fixed rate borrowings such that the duration difference of the fixed interest rate period of the Hybrid ARMs and the corresponding borrowings is one year or less. Duration is a calculation that measures the expected price volatility of financial instruments based on changes in interest rates over time. By maintaining a duration difference of less than one year, the price change of our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates net of the fair value change of our Swap Agreements and other borrowings funding our Hybrid ARMS. As of June 30, 2002, the duration difference applicable to our Hybrid ARM portfolio was approximately three months.

The following table presents various characteristics of our ARM and Hybrid ARM loan portfolio as of June 30, 2002. This information pertains to loans held for securitization, loans held as collateral for notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $2.730 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                    Average            High              Low
                                  -----------      -------------      ---------
     Unpaid principal balance     $   366,424      $   5,106,477      $   1,224
     Coupon rate on loans                5.73%              9.00%          2.28%
     Pass-through rate                   5.40%              8.00%          2.28%
     Pass-through margin                 1.83%              3.48%          0.23%
     Lifetime cap                       11.78%             16.75%          8.12%
     Original term (months)               357                480            120
     Remaining term (months)              341                480             49

     Geographic distribution (top 5 states):          Property type:
         California                   30.12%              Single-family            63.46%
         Georgia                      12.02               DeMinimus PUD            24.04
         Colorado                      5.91               Condominium               7.96
         New York                      5.84               Other                     4.54
         Florida                       5.84

     Occupancy status:                                Loan purpose:
         Owner occupied               86.71%              Purchase                 37.62%
         Second home                  10.91               Cash out refinance       29.42
         Investor                      2.38               Rate & term refinance    32.96

     Documentation type:                              Periodic Cap:
         Full/Alternative             93.62%              None                     24.75%
         Other                         6.38               1.00% or less             1.99
                                                          2.00%                    72.68
                                                          Over 2.00%                0.58

     Average effective original                       Percent of loan balances
         loan-to-value:               68.69%              that are interest only:  75.47%

As of June 30, 2002, we serviced $1.0 billion of our loans and had 2,545 customer relationships. We hold all of the loans that we service in our portfolio in the form of securitized loans or loans to be securitized for our portfolio. We have not retained or capitalized any servicing rights on loans sold.

During the quarter ended June 30, 2002, we purchased $1.9 billion of ARM securities, 100% of which were High Quality assets, and $618.5 million of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets that we acquired during the three months ended June 30, 2002, approximately 80% were Hybrid ARMs, 6% were fixed rate, short term securities, 13% were indexed to LIBOR and 1% were indexed to U.S. Treasury bill rates. The following table compares our ARM asset acquisition and origination activity for the consecutive quarters ended June 30, 2002 and March 31, 2002 (dollar amounts in thousands):

                                             For the quarters ended:
                                        ------------------------------------
                                        June 30, 2002         March 31, 2002
                                        -------------         --------------
ARM SECURITIES:
   Freddie Mac/Fannie Mae               $      730,152        $    1,703,840
   High Quality, privately issued            1,142,260                83,283
   Other Investment ARM securities                                        --
                                        --------------        --------------
                                             1,872,412             1,787,123
                                        --------------        --------------

LOANS:
     Bulk acquisitions                         167,638               200,812
     Correspondent purchases                   380,872               311,603
     Direct retail originations                 70,004                86,942
                                        --------------        --------------
                                               618,514               599,357
                                        --------------        --------------

       Total production                 $    2,490,926        $    2,386,480
                                        ==============        ==============

Since 1997, we have emphasized purchasing ARM and Hybrid ARM assets; high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. . In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first six months of 2002 and for the year 2001 was 0.65% and 0.12% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, our unamortized net premium as a percent of par decreased to 0.89% as of June 30, 2002, compared to 0.94% as of December 31, 2001 and down from 2.83% as of the end of 1997.

During the three month and six month periods ended June 30, 2002, we securitized $508.3 million and $957.8 million of our ARM loans into a series of privately issued multi-class ARM securities, all of which we retained for our ARM portfolio. We securitize the ARM loans that we acquire into ARM securities for our own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of our portfolio, thereby improving our access to mortgage finance markets. In doing so, we retain all of the economic interest and risk of the loans, except those swapped for Fannie Mae guaranteed certificates. Of the loans that we securitized during the first six months of 2002, 99.7% were at least Investment Grade securities and 0.3% were subordinate securities that provide credit support to the Investment Grade securities.

As of June 30, 2002, we had commitments to purchase $180.4 million of ARM securities and $338.3 million of ARM loans through retail channels.

During the three month period ended June 30, 2002, we sold $12.6 million of ARM securities for a gain of $95,000 and one loan for a loss of $11,000, resulting in a net gain of $84,000. During the three month period ended June 30, 2001, we sold $108.1 million of ARM securities and realized $244,000 in gains and $245,000 in losses. In addition, we sold $0.3 million of fixed rate loans that we had originated during the second quarter of 2001 for a gain of $3,000.

For the quarter ended June 30, 2002, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate ("CPR") of 26% compared to 28% for the quarter ended June 30, 2001 and 34% for the quarter ended March 31, 2002. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of our portfolio of ARM assets classified as available-for-sale increased by 0.24% from a negative adjustment of 0.10% of the portfolio as of December 31, 2001, to a positive adjustment of 0.14% as of June 30, 2002. This price improvement was primarily due to the effect of declining medium to long-term interest rates on the fair value of our Hybrid ARM assets. The amount of the adjustment to the fair value on the ARM assets classified as available-for-sale improved from a negative adjustment of $5.3 million as of December 31, 2001, to a positive adjustment of $11.2 million as of June 30, 2002. All of our ARM securities are classified as available-for-sale and are carried at their fair value.

Our ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we enter into Cap Agreements which have the effect of offsetting a portion of our borrowing costs, thereby reducing the effect of the lifetime cap feature on our ARM assets and protecting the net margin on our ARM assets in high interest rate environments. At June 30, 2002, our Cap Agreements had a remaining notional balance of $2.205 billion with an average final maturity of 1.3 years, compared to a remaining notional balance of $2.254 billion with an average final maturity of 1.5 years at December 31, 2001. At June 30, 2002, the fair value of our Cap Agreements was $0.3 million compared to a fair value of $0.4 million as of December 31, 2001. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above certain specified levels, which range from 6.00% to 12.00% and average approximately 9.90%.

The following table presents information about our Cap Agreement portfolio as of June 30, 2002:

               CAP AGREEMENTS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

  Hedged      Weighted                                       Weighted
ARM Assets    Average      Cap Agreement                      Average
Balance(1)    Life Cap    Notional Balance   Strike Price  Remaining Term
----------    --------    ----------------   ------------  --------------
$   83,134      8.40%     $      73,851         6.39%        1.5 Years
   222,858      8.40            200,000         7.50         1.5
   576,714      8.84            518,932         8.05         1.3
    27,040      9.90             25,000         9.00         0.5
    59,111     10.07             52,809         9.50         0.3
   200,241     10.67            180,494        10.02         0.6
    60,079     10.92             54,000        10.50         0.6
   522,627     11.40            470,000        11.00         1.2
   311,441     12.30            280,000        11.50         2.1
   581,152     13.21            350,000        12.00         1.3
----------     -----      -------------        -----         --------
$2,644,397     10.87%     $   2,205,086         9.90         1.3 Years
==========     =====      =============        =====         =========

----------
(1) Excludes ARM assets that do not have lifetime interest rate caps or are hybrids that are match funded during their fixed rate period, in accordance with our investment policy.

We enter into interest rate Swap Agreements in order to manage our interest rate exposure when financing our ARM assets. We generally borrow money based on short term interest rates, either by entering into borrowings with maturity terms ranging from one month to six months or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency ranging from one month to six months. Our ARM assets generally have interest rates that reprice based on frequency terms of one to twelve months. Our Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than do our ARM assets. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate based on LIBOR. These Swap Agreements have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements. We use Swap Agreements as a cost effective way to lengthen the average repricing period of our variable rate and short term borrowings such that the average repricing period of our borrowings more closely matches the average repricing period of our ARM assets.

As of June 30, 2002, we were a counterparty to forty-eight Swap Agreements having an aggregate notional balance of $3.796 billion. These Swap Agreements hedged our short-term financing during the fixed interest rate period of the Hybrid ARM assets we held in our portfolio and had a weighted average maturity of 2.5 years. Entering into these Swap Agreements has enabled us to reduce the interest rate variability of the cost to finance our Hybrid ARM assets by increasing the average period until the next repricing of the associated borrowings from 39 days to 746 days. The average remaining fixed rate term of our Hybrid ARM assets as of June 30, 2002 was 3.5 years. Further, the difference between the duration of Hybrid ARMs and the duration of the borrowings funding Hybrid ARMs, as of June 30, 2002, was approximately three months.

In accordance with Financial Accounting Standards No. 133 ("FAS 133"), we designate all of these Swap Agreements as cash flow hedges and, as of June 30, 2002, carry them on the balance sheet at their negative fair value of $59.8 million. As of June 30, 2002, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $55.9 million. The Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in "Accumulated other comprehensive income" and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2002, our net income was $27,938,000, or $0.63 per share (Basic and Diluted EPS), based on a weighted average of 41,950,000 shares outstanding. That compares to $11,639,000, or $0.46 per share (Basic and Diluted EPS) for the quarter ended June 30, 2001, based on a weighted average of 21,791,000 shares outstanding, a 37% increase in our earnings per share.

The table below highlights the historical trend, the components of return on average common equity (annualized) and the 10-year U.S. Treasury average yield during each respective quarter that is applicable to the computation of the performance fee of our manager, Thornburg Mortgage Advisory Corporation (the "Manager"):

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY(1)

                                                                                                                 ROE in
                                                                                                      10-Year   Excess of
                  Net                  Provision   Gain     Operating                         Net        US      10-Year
   For the     Interest     Hedging      For      on ARM      Expense   Perform.  Preferred  Income/  Treasury  US Treas.
   Quarter      Income/     Expense/    Losses/   Sales/       (2)/       Fee/    Dividend/  Equity    Average   Average
    Ended       Equity       Equity     Equity    Equity      Equity     Equity     Equity    (ROE)     Yield     Yield
    -----       ------       ------     ------    ------      ------     ------     ------    -----     -----     -----
Jun 30, 2000     10.74%        --       0.47%      0.06%      1.78%        --       2.05%      6.50%    6.18%     0.32%
Sep 30, 2000     11.01%        --       0.33%        --       2.07%        --       2.05%      6.56%    5.89%     0.67%
Dec 31, 2000     11.77%        --       0.21%      0.29%      2.37%      0.06%      2.05%      7.37%    5.57%     1.80%
Mar 31, 2001     17.40%      0.18%      0.22%        --       2.59%      1.12%      2.03%     11.24%    5.04%     6.21%
Jun 30, 2001     18.50%      0.55%      0.18%        --       2.81%      1.26%      1.97%     11.73%    5.28%     6.45%
Sep 30, 2001     21.36%      0.55%      0.25%        --       3.07%      1.76%      1.80%     13.94%    4.99%     8.95%
Dec 31, 2001     25.25%      0.19%      0.08%        --       3.51%      2.70%      1.46%     17.31%    4.76%    12.55%
Mar 31, 2002     22.71%      0.23%        --         --       2.75%      2.29%      1.20%     16.24%    5.79%    11.16%
Jun 30, 2002     22.53%      0.38%        --       0.05%      2.90%      2.27%      1.02%     16.01%    5.11%    10.90%

----------
(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)  Excludes performance fees and net of loan servicing fees.

Our return on average common equity was 16.01% for the quarter ended June 30, 2002 compared to 11.73% for the quarter ended June 30, 2001. Our return on equity improved in this past quarter compared to the same quarter of the prior year primarily because our net interest income improved. This improvement was due, in part, to the lower cost of funds of our borrowings and because the yield on our net interest earning assets is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding assets that paid off.

The following table presents the components of our net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                             For the quarters ended June 30,
                                           ----------------------------------
                                               2002                  2001
                                           ------------          ------------
 Coupon interest income on ARM assets      $     99,530          $     72,697
 Amortization of net premium                     (3,431)               (5,393)
 Cash and cash equivalents                          340                   375
                                           ------------          ------------
     Interest income                             96,439                67,679
                                           ------------          ------------

 Reverse repurchase agreements                   32,748                38,644
 AAA notes payable                                2,229                 7,192
 Other borrowings                                 2,504                 2,106
 Interest rate swaps                             22,001                 4,023
                                           ------------          ------------
     Interest expense                            59,482                51,965
                                           ------------          ------------

 Net interest income                       $     36,957          $     15,714
                                           ============          ============

As presented in the table above, our net interest income increased by $21.2 million in the second quarter of 2002 compared to the second quarter of 2001. The change was attributable to a $28.8 million increase in interest income due to an increased asset base, partially offset by a $7.5 million increase in interest expense as a result of higher interest rates. The following two tables explain the increase in terms of volume and rate variances.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                  For the quarters ended June 30,
                                             ----------------------------------------------------------------------------
                                                           2002                                       2001
                                             ------------------------------------     -----------------------------------
                                                                       Interest                                 Interest
                                              Average      Effective    Income/        Average     Effective    Income/
                                              Balance        Rate       Expense        Balance       Rate       Expense
                                             ----------      ----      ----------     ----------     ----      ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets            $7,771,676      4.95%     $   96,099     $4,362,918     6.17%     $   67,304
  Cash and cash equivalents                      74,434      1.83             340         31,461     4.77             375
                                             ----------      ----      ----------     ----------     ----      ----------
                                              7,846,110      4.91          96,439      4,394,380     6.15          67,679
                                             ----------      ----      ----------     ----------     ----      ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements               6,426,458      3.41          54,749      3,305,686     5.16          42,667
  Collateralized notes payable                  344,902      2.59           2,229        547,165     5.26           7,192
  Other borrowings                              337,952      2.96           2,504        154,542     5.45           2,106
                                             ----------      ----      ----------     ----------     ----      ----------
                                              7,109,312      3.35          59,482      4,007,393     5.19          51,965
                                             ----------      ----      ----------     ----------     ----      ----------

Net Interest Earning Assets and Spread       $  736,798      1.56%     $   36,957     $  386,987     0.96%     $   15,714
                                             ==========      ====      ==========     ==========     ====      ==========
Yield on Net Interest Earning Assets(1)                      1.88%                                   1.43%
                                                             ====                                    ====

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                          Three Months Ended June 30,
                                               2002 versus 2001
                                     ------------------------------------
                                       Rate         Volume        Total
                                     --------      --------      --------
Interest Income:
   ARM assets                        $(13,355)     $ 42,150      $ 28,795
   Cash and cash equivalents             (210)          174           (35)
                                     --------      --------      --------
                                      (13,565)       42,324        28,759
                                     --------      --------      --------
Interest Expense:
   Reverse repurchase agreements      (14,505)       26,587        12,081
   Collateralized notes payable        (3,655)       (1,307)       (4,962)
   Other borrowings                      (961)        1,359           398
                                     --------      --------      --------
                                      (19,121)       26,638         7,517
                                     --------      --------      --------

Net interest income                  $  5,556      $ 15,687      $ 21,243
                                     ========      ========      ========


As a result of the yield on our interest-earning assets decreasing to 4.91% during the second quarter of 2002 from 6.15% during the same period of 2001, a decrease of 1.23%, and our cost of funds decreasing even more to 3.35% from 5.19% during the same time period, a decrease of 1.84%, net interest income increased by $21,243,000. This increase in net interest income is both a favorable rate variance and a favorable volume variance. There was a net favorable rate variance of $5,556,000, primarily due to a favorable rate variance on borrowings that increased net interest income by $19,121,000, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $13,565,000. The increased average size of our portfolio during the second quarter of 2002 compared to the same period in 2001 increased net interest income in the amount of $15,687,000. The average balance of our interest-earning assets was $7.846 billion during the second quarter of 2002, compared to $4.394 billion during the same period of 2001 -- an increase of 78.6%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                           Weighted                                                    Yield on
               Average     Average                       Yield on                        Net
 As of the     Interest     Fully    Weighted   Yield    Interest              Net     Interest
  Quarter      Earning     Indexed    Average   Adjust-  Earning    Cost of  Interest   Earning
   Ended        Assets     Coupon     Coupon    ment(2)   Assets     Funds    Spread    Assets
 ---------     --------    --------  --------   -------  --------   -------  --------  --------
Jun 30, 2000   $4,344.6     7.87%      7.48%     0.59%     6.89%     6.75%     0.14%     0.81%
Sep 30, 2000   $4,066.1     7.84%      7.68%     0.68%     7.00%     6.72%     0.28%     0.88%
Dec 31, 2000   $4,131.4     7.46%      7.75%     0.69%     7.06%     6.75%     0.31%     0.93%
Mar 31, 2001   $4,260.2     6.64%      7.47%     0.79%     6.68%     5.48%     1.20%     1.34%
Jun 30, 2001   $4,394.4     6.06%      6.84%     0.97%     5.87%     4.75%     1.12%     1.43%
Sep 30, 2001   $4,641.4     5.63%      6.49%     0.85%     5.64%     3.74%     1.90%     1.71%
Dec 31, 2001   $5,522.5     5.16%      5.96%     0.89%     5.07%     3.01%     2.06%     2.10%
Mar 31, 2002   $6,421.4     5.05%      5.42%     0.53%     4.89%     3.28%     1.61%     1.97%
Jun 30, 2002   $7,846.1     5.06%      5.27%     0.30%     4.97%     3.17%     1.80%     1.88%

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

The following table presents the components of the yield adjustments for the dates presented in the table above.

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                     Amortization
                              Impact of              of Deferred
As of the       Premium/      Principal    Hedging    Gain From        Total
 Quarter        Discount      Payments    Activity/    Hedging         Yield
  Ended       Amortization   Receivable     Other      Activity     Adjustment
---------     ------------   ----------   ---------  ------------   ----------
Jun 30, 2000     0.46%         0.10%       0.06%       (0.03)%          0.59%
Sep 30, 2000     0.56%         0.10%       0.05%       (0.03)%          0.68%
Dec 31, 2000     0.54%         0.13%       0.05%       (0.03)%          0.69%
Mar 31, 2001     0.61%         0.14%       0.04%          -- %          0.79%
Jun 30, 2001     0.74%         0.20%       0.03%          -- %          0.97%
Sep 30, 2001     0.69%         0.14%       0.02%          -- %          0.85%
Dec 31, 2001     0.68%         0.20%       0.01%          -- %          0.89%
Mar 31, 2002     0.33%         0.16%       0.04%          -- %          0.53%
Jun 30, 2002     0.19%         0.11%       0.00%          -- %          0.30%

We recorded hedging expense during the second quarter of 2002 of $622,000. At June 30, 2002, the fair value of our Cap Agreements was $257,000 compared to a fair value of $212,000 as of March 31, 2002, a decrease in fair value of $460,000, after adjusting for purchasing Cap Agreements during the second quarter for $505,000. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense during the quarter ended June 30, 2002. Additionally, during the second quarter of 2002, we reclassified to earnings $149,000 of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001, in connection with the implementation of FAS 133 and recorded other hedging expenses in the amount of $13,000.

During the second quarter of 2001, we recorded a hedging expense of $466,000. At June 30, 2001, the fair value of our Cap Agreements and Option Contracts was $0.6 million compared to a fair value of $0.5 million as of March 31, 2001. In accordance with FAS 133, this change in the fair value of the Cap Agreements and Option Contracts was compared to the change in the fair value of the lifetime interest rate cap component of our ARM assets, the hedged assets. As a result, we determined that the fair value hedge met the effectiveness requirements of FAS 133 to qualify for fair value hedge accounting treatment and we recorded the ineffective portion of $466,000 as a hedging expense. The ineffective portion is measured as the change in the hedge instruments in excess of the change in the hedged assets.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans that are not expected to be securitized and on loans prior to their securitization and we may readjust our current policy if the circumstances so warrant. As of June 30, 2002, our whole loans, including those held as collateral for notes payable and those that we have securitized but with respect to which we have retained credit loss exposure, accounted for 31.2% of our portfolio of ARM assets or $2.730 billion.

For the quarter ended June 30, 2002, our ratio of operating expenses to average assets was 0.43% compared to 0.31% for the same period in 2001 and 0.44% for the prior quarter ended March 31, 2002. The most significant single increase to our expenses was the performance-based fee of $3,721,000 that the Manager earned during the second quarter of 2002 as a result of our achieving a return on shareholders' equity in excess of the threshold as defined in the management agreement that we entered into with the Manager (the "Management Agreement"). Our return on equity prior to the effect of the performance-based fee was 18.28% whereas the threshold, the average 10-year treasury rate plus 1%, was 6.11%. Our other expenses increased by approximately $1,589,000 from the second quarter of 2001 to the second quarter of 2002, primarily due to the operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights ("DERs") and Phantom Stock Rights ("PSRs"), and other corporate matters. TMHL's operations accounted for $890,000 of this increase and our issuance of DERs and PSRs accounted for $659,000 of the increase. Our expense ratios are among the lowest of any company originating and investing in mortgage assets, giving us what we believe to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loan institutions. This competitive advantage enables us to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to more traditional mortgage portfolio lending institutions.

We pay the Manager an annual base management fee, generally based on average shareholders' equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.18% of the first $300 million of average shareholders' equity, plus 0.85% of average shareholders' equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since the management fee is based on shareholders' equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average 10-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with our return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                    Management Fee &                          Total Operating
   For the          Other Expenses/     Performance Fee/        Expenses/
Quarter Ended       Average Assets       Average Assets       Average Assets
-------------       ----------------    ----------------      ---------------

Jun 30, 2000            0.13%                  --                0.13%
Sep 30, 2000            0.16%                  --                0.16%
Dec 31, 2000            0.18%                  --                0.18%
Mar 31, 2001            0.20%                0.09%               0.29%
Jun 30, 2001            0.21%                0.10%               0.31%
Sep 30, 2001            0.25%                0.14%               0.39%
Dec 31, 2001            0.28%                0.22%               0.50%
Mar 31, 2002            0.24%                0.20%               0.44%
Jun 30, 2002            0.24%                0.19%               0.43%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2002, our net income was $52,231,000, or $1.25 per share (Basic and Diluted EPS), based on a weighted average of 39,199,000 shares outstanding. That compares to $22,366,000, or $0.88 per share (Basic and Diluted EPS), for the six months ended June 30, 2001, based on a weighted average of 21,741,000 shares outstanding, a 42% increase in our earnings per share.

Our return on average common equity was 16.26% for the six months ended June 30, 2002 compared to 11.37% for the six months ended June 30, 2001. Our return on equity improved in this past quarter compared to the same quarter of the prior year primarily because our net interest income improved. This improvement was due, in part, to the lower cost of funds of our borrowings and because our yield on net interest earning assets is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding assets that paid off.

The following table presents the components of our net interest income for the six month periods ended June 30, 2002 and 2001:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                            2002            2001
                                         ---------      ---------
Coupon interest income on ARM assets     $ 183,720      $ 150,251
Amortization of net premium                 (8,579)       (10,019)
Cash and cash equivalents                      724            672
                                         ---------      ---------
     Interest income                       175,865        140,904
                                         ---------      ---------

Reverse repurchase agreements               59,277         84,797
AAA notes payable                            4,856         16,852
Other borrowings                             4,318          4,903
Interest rate swaps                         38,833          4,314
                                         ---------      ---------
     Interest expense                      107,284        110,866
                                         ---------      ---------

Net interest income                      $  68,581      $  30,038
                                         =========      =========

As presented in the table above, our net interest income increased by $38.5 million in the first half of 2002 compared to the same six months of 2001. The change was attributable to a $35.0 million increase in interest income due to an increased asset base and a $3.5 million decline in interest expense as a result of lower rates.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

             AVERAGE BALANCE, RATE AND INTEREST INCOME/EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                              For the six month periods ended June 30,
                                             ----------------------------------------------------------------------------
                                                           2002                                       2001
                                             ------------------------------------     -----------------------------------
                                                                       Interest                                 Interest
                                              Average      Effective    Income/        Average     Effective    Income/
                                              Balance        Rate       Expense        Balance       Rate       Expense
                                             ----------    ---------   ----------     ----------   ---------   ----------
Interest Earning Assets:
  Adjustable-rate mortgage assets           $7,048,974      4.97%     $  175,141     $4,300,791     6.52%     $  140,232
  Cash and cash equivalents                     84,750      1.71             724         26,517     5.08             672
                                            ----------      ----      ----------     ----------     ----      ----------
                                             7,133,724      4.93         175,865      4,327,308     6.51         140,904
                                            ----------      ----      ----------     ----------     ----      ----------
Interest Bearing Liabilities:
  Reverse repurchase agreements              5,785,580      3.39          98,110      3,210,097     5.55          89,111
  Collateralized notes payable                 374,986      2.59           4,856        569,609     5.92          16,852
  Other borrowings                             286,219      3.02           4,318        164,960     5.94           4,903
                                            ----------      ----      ----------     ----------     ----      ----------
                                             6,446,785      3.33         107,284      3,944,666     5.62         110,866
                                            ----------      ----      ----------     ----------     ----      ----------

Net Interest Earning Assets and Spread      $  686,939      1.60%     $   68,581     $  382,642     0.89%     $   30,038
                                            ==========      ====      ==========     ==========     ====      ==========
Yield on Net Interest Earning Assets(1)                     1.92%                                   1.39%
                                                            ====                                    ====

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                           Six Months Ended June 30,
                                               2002 versus 2001
                                       ----------------------------------
                                       Rate         Volume         Total
                                     --------      --------      --------
Interest Income:
   ARM assets                        $(33,373)     $ 68,282      $ 34,909
   Cash and cash equivalents             (426)          478            51
                                     --------      --------      --------
                                      (33,799)       68,760        34,961
                                     --------      --------      --------
Interest Expense:
   Reverse repurchase agreements      (34,676)       43,674         8,999
   Collateralized notes payable        (9,476)       (2,520)      (11,996)
   Other borrowings                    (2,414)        1,829          (584)
                                     --------      --------      --------
                                      (46,566)       42,983        (3,582)
                                     --------      --------      --------

Net interest income                  $ 12,767      $ 25,776      $ 38,543
                                     ========      ========      ========

As a result of the yield on our interest-earning assets decreasing to 4.93% during the first half of 2002 from 6.51% during the same period of 2001, a decrease of 1.58%, and our cost of funds decreasing to 3.33% from 5.62% during the same time period, a decrease of 2.29%, net interest income increased by $38,543,000. This increase in net interest income is both a favorable rate variance and a favorable volume variance. There was a net favorable rate variance of $12,782,000, primarily due to a favorable rate variance on borrowings that increased net interest income by $46,583,000, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $33,801,000. The increased average size of our portfolio during the first half of 2002 compared to the same period in 2001 increased net interest income in the amount of $25,761,000. The average balance of our interest-earning assets was $7.214 billion during the first half of 2002, compared to $4.327 billion during the same period of 2001 -- an increase of 66.7%.

During the first half of 2002, we realized a net gain from the sale of ARM securities and fixed-rate loans in the amount of $87,000 as compared to $2,000 during the first half of 2001. The sale of ARM securities during the first six months of 2002 resulted in a net gain of $95,000 and the sale of fixed rate loans by TMHL resulted in a net loss of $8,000. The gain from the sale of ARM assets during 2001 was a result of the sale of ARM securities and fixed rate loans.

For the six months ended June 30, 2002, our ratio of operating expenses to average assets was 0.43% as compared to 0.30% for the same period of 2001. During the first six months of 2002, the Manager earned a performance-based fee of $6,914,000 or 0.19% of average assets. The Manager earned a performance-based fee of $1,997,000 during the same six months of 2001. Our other expenses increased by approximately $2,725,000 for the six months ended June 30, 2002 compared to the same six month period in 2001, primarily due to the operations of TMHL, expenses associated with our issuance of DERs and PSRs, and due to other corporate matters. TMHL's operations accounted for $1,593,000 of this increase and our issuance of DERs, PSRs and restricted stock accounted for $958,000 of the increase.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds for the quarter ended June 30, 2002 consisted of reverse repurchase agreements which totaled $7.554 billion, collateralized notes payable which had a balance of $316.8 million, and whole loan financing facilities which had a balance of $280.8 million. Our other significant sources of funds for the quarter ended June 30, 2002 consisted primarily of payments of principal and interest from our ARM assets in the amount of $832.8 million. In the future, we expect our primary sources of funds to consist of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on our ARM assets portfolio and occasional asset sales. Our liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at June 30, 2002 had a weighted average effective cost of 2.06%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.8 months and the collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in March 2003 and November 2003. As of June 30, 2002, $3.400 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three to eighteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one or three month LIBOR rate and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in the one month LIBOR rate. The interest rates on the whole loan financing facilities are indexed to the one month LIBOR index and are subject to either daily or monthly adjustment.

We have arrangements to enter into reverse repurchase agreements with twenty-five different financial institutions and on June 30, 2002, we had borrowed funds from fourteen of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. Additionally, approximately 1.5% of our ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Other mortgage assets which are rated AA or higher by the Rating Agencies derive their credit rating based on a mortgage pool insurer's rating. As a result of changes in interest rates, credit performance of a mortgage pool or a downgrade of a mortgage pool issuer, we may find it difficult to borrow against such assets and, therefore, may be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales could be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended June 30, 2002. We believe that we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

As of June 30, 2002, we had $316.8 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of June 30, 2002, we had entered into three whole loan financing facilities. We borrow money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to us under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $300 million and matures in March 2003. Our other two committed whole loan financing facilities also have a borrowing capacity of $300 million each and they both mature in November 2002. As of June 30, 2002, we had $280.8 million borrowed against these whole loan financing facilities at an effective cost of 2.50%.

On May 31, 2001, we filed a combined shelf registration statement on Form S-3 for $409 million of equity securities including common stock, preferred stock or warrants, which included $109 million of securities that were registered under a previously filed registration statement. On July 6, 2001, the Securities and Exchange Commission (the "SEC") declared the combined registration statement effective. During February 2002, we completed a public offering of 6,210,000 shares of our common stock, for which we received net proceeds of $113.5 million. During both the three and six-month periods ended June 30, 2002, we issued 2,530,800 shares of common stock under a continuous equity offering program and received net proceeds of $48.3 million. As of June 30, 2002, $76.3 million of our securities remained registered for future issuance and sale under our currently effective registration statement.

We have a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of our common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. During the three and six-month periods ended June 30, 2002, we issued 927,592 and 2,312,812 shares, respectively, of common stock under our Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $18.5 and $45.8 million, respectively.


EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short term interest rates may temporarily negatively affect our earnings and conversely falling short term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings will react to changes in interest rates sooner than our ARM assets because the weighted average next repricing date of the borrowings is usually a shorter time period than that of the ARM assets. Second, interest rates on non-hybrid ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap) and our borrowings do not have similar limitations. At June 30, 2002, 21.6% of our total ARM assets are non-hybrid ARM assets subject to periodic caps. Third, our ARM assets lag changes in the applicable interest rate indices due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARMs (net of the cost of financing Hybrid ARMs). We estimate the duration of the fixed rate period of our Hybrid ARMs and have a policy to hedge the financing of the Hybrid ARMs such that the duration difference between our borrowed funds and the Hybrid ARM assets is less than one year. The cost of financing the unhedged, fixed rate, remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if our cost of short-term funds is higher at the expiration of the hedged period, our net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably and conversely, if our cost of short-term funds is lower, the net interest spread will be affected favorably. In addition, during a declining interest rate environment, the prepayment of Hybrid ARMs may accelerate causing the amount of fixed rate financing to increase relative to the amount of Hybrid ARMs, possibly resulting in a decline in our net return on Hybrid ARMs as replacement Hybrid ARMs may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARMs than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARMs. In order to manage our exposure to changes in the prepayment speed of Hybrid ARMs, we regularly monitor the balance of Hybrid ARMs and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes may also impact our ARM assets and borrowings differently because our ARM assets are indexed to various indices whereas the interest rate on our borrowings generally move with changes in LIBOR. Although we have always favored acquiring LIBOR-based ARM assets in order to reduce this risk, LIBOR-based ARM assets are not generally well accepted by homeowners in the U.S. As a result, we have acquired ARM assets indexed to a mix of indices in order to diversify our exposure to changes in LIBOR. During times of global economic instability, U.S. Treasury rates generally decline as foreign and domestic investors generally increase their investment in U.S. Treasury instruments because they are considered to be a safe haven for investments. Our non-hybrid ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas our borrowings and other non-hybrid ARM assets may not be affected by the same pressures or to the same degree. As a result, our income can improve or decrease depending on the relationship between the various indices to which our non-hybrid ARM assets are indexed, compared to changes in our cost of funds. At June 30, 2002, 14.9% of our ARM assets were non-hybrid ARM assets indexed to U.S. Treasury rates.

The rate of prepayment on our mortgage assets may increase if interest rates decline or if the difference between long term and short term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage assets faster, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

Conversely, the rate of prepayment on our mortgage assets may decrease if interest rates rise or if the difference between long term and short term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Lastly, because we invest primarily in ARM assets and approximately 8% to 10% of such assets are purchased with shareholders' equity, our earnings, over time, will tend to increase, after an initial short term decline, following periods when short term interest rates have risen, and decrease after an initial short term increase, following periods when short term interest rates have declined. This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets that is purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER MATTERS

As of June 30, 2002, we calculated our Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.7% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be Qualified REIT Assets. We also calculated that 99.6% of our 2002 revenue for the first six months of 2002 qualifies for the 75% source of income test and 100% of our revenue qualifies for the 90% source of income test under the REIT rules. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2002, we believe that we will continue to qualify as a REIT under the provisions of the Code.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, then our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
              At June 30, 2002, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) Our Annual Meeting of Shareholders was held on April 25, 2002.
         (b) Election of Class II Directors

                                                               Votes
                                                     -------------------------
                              Nominee                    For          Withheld
                    --------------------------       ----------       --------
                    Owen M. Lopez                    38,036,423       175,504
                    James H. Lorie                   38,029,327       182,600
                    Francis I. Mullin, III           38,033,921       178,007
                    Richard P. Story                 38,036,435       175,493

                The following Class I and Class III directors continued in office after the Annual Meeting:

                David A. Ater
                Joseph H. Badal
                Larry A. Goldstone
                Ike Kalangis
                Stuart C. Sherman
                Garrett Thornburg

         (c) Approval of an amendment to our Articles of Incorporation to increase the authorized capital stock to 500,000,000 shares.

                                                Votes
                       ------------------------------------------------------
                           For                 Against            Abstain
                       ------------        ---------------    ---------------
                        33,015,815             402,670           4,793,435


Item 5.  Other Information
                  The registrant is also filing its 2002 Long-Term Incentive Plan which was approved by its Board of Directors on July 23, 2002 and which will be submitted for shareholder approval at the 2003 Annual Meeting of Shareholders. The new plan will become effective following the expiration of the existing 1992 Stock Option and Incentive Plan when it expires on September 28, 2002.

                  The Company is also filing its Limited Stock Repurchase Plan, which was approved by the Company's Board of Directors on April 23, 2002 for the purpose of facilitating the repayment of outstanding notes receivable from stock sales in connection with the exercise of options to purchase stock.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits
                  See "Exhibit Index"

         (b)  Reports on Form 8-K
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                   THORNBURG MORTGAGE, INC.



Dated: August 12, 2002             By:   /s/ Larry A. Goldstone
                                        ---------------------------------------
                                        Larry A. Goldstone
                                        President and Chief Operating Officer
                                        (authorized officer of registrant)




Dated: August 12, 2002             By:  /s/ Richard P. Story
                                        ---------------------------------------
                                        Richard P. Story,
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (principal accounting officer)

                                  EXHIBIT INDEX





Exhibit Number                              Exhibit Description
--------------    -------------------------------------------------------------
    10.9          Form of Limited Stock Repurchase Plan

    10.10         Form of 2002 Long-Term Incentive Plan

    99.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002