Form 10-Q
period 2002-09-30
THORNBURG MORTGAGE INC
filed 2002-11-14
CIK 892535

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ------------------

COMMISSION FILE NUMBER: 001-11914


                            THORNBURG MORTGAGE, INC.
             (Exact name of Registrant as specified in its Charter)

                  MARYLAND                                 85-0404134
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                Identification Number)

            150 WASHINGTON AVENUE
            SANTA FE, NEW MEXICO                              87501
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (505) 989-1900

              (Former name, former address and former fiscal year,
                          if changed since last report)
                                 Not applicable

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

Common Stock ($.01 par value)                49,754,356 as of November 11, 2002

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q


                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.............    3

                      Consolidated Statements of Operations for the three and nine months ended
                       September 30, 2002 and September 30, 2001..........................................    4

                      Consolidated Statement of Shareholders' Equity for the nine months
                       ended September 30, 2002 and September 30, 2001....................................    5

                      Consolidated Statements of Cash Flows for the three and nine months ended
                       September 30, 2002 and September 30, 2001..........................................    6

                      Notes to Consolidated Financial Statements..........................................    7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   22

     Item 4.      Controls and Procedures.................................................................   42


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................   42

     Item 2.      Changes in Securities ..................................................................   42

     Item 3.      Defaults Upon Senior Securities ........................................................   42

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................   42

     Item 5.      Other Information.......................................................................   42

     Item 6.      Exhibits and Reports on Form 8-K........................................................   42


     SIGNATURES...........................................................................................   43

     CERTIFICATIONS.......................................................................................   44

     EXHIBIT INDEX........................................................................................   47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                          September 30, 2002
ASSETS                                                       (unaudited)       December 31, 2001
                                                          ------------------   -----------------
   Adjustable-rate mortgage ("ARM") assets:
      ARM securities                                       $     9,098,636      $     5,162,627
      Collateral for collateralized notes                          321,264              470,752
      ARM loans held for securitization                            576,145               98,766
                                                           ---------------      ---------------
                                                                 9,996,045            5,732,145
                                                           ---------------      ---------------

   Cash and cash equivalents                                        44,774               33,884
   Accrued interest receivable                                      48,725               33,483
   Prepaid expenses and other                                        2,391                4,136
                                                           ---------------      ---------------
                                                           $    10,091,935      $     5,803,648
                                                           ===============      ===============


LIABILITIES

   Reverse repurchase agreements                           $     8,313,722      $     4,738,827
   Collateralized notes                                            286,308              432,581
   Whole loan financing facilities                                 393,758               40,283
   Payable for assets purchased                                    253,594               18,200
   Accrued interest payable                                         20,248               12,160
   Dividends payable                                                 1,670               19,987
   Accrued expenses and other                                       18,316                8,952
                                                           ---------------      ---------------
                                                                 9,287,616            5,270,990
                                                           ---------------      ---------------

SHAREHOLDERS' EQUITY

   Preferred stock: par value $.01 per share;
      Series A 9.68% Cumulative Convertible shares,
      aggregate preference in liquidation $69,000,
      2,760 shares authorized, issued and outstanding;              65,805               65,805
      Series B Cumulative, 22 shares authorized,
      none issued and outstanding                                       --                   --
   Common stock: par value $.01 per share; 497,218 and
      47,218 shares authorized, 47,281 and 33,305 shares
      issued and outstanding, respectively                             473                  333
   Additional paid-in-capital                                      780,071              515,516
   Accumulated other comprehensive income (loss)                   (60,918)             (36,566)
   Notes receivable from stock sales                                (7,645)              (7,904)
   Retained earnings (deficit)                                      26,533               (4,526)
                                                           ---------------      ---------------
                                                                   804,319              532,658
                                                           ---------------      ---------------
                                                           $    10,091,935      $     5,803,648
                                                           ===============      ===============


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                            2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------
Interest income from ARM assets and cash equivalents   $    109,662    $     66,249    $    285,527    $    207,155
Interest expense on borrowed funds                          (67,149)        (46,456)       (174,433)       (157,323)
                                                       ------------    ------------    ------------    ------------
Net interest income                                          42,513          19,793         111,094          49,832
                                                       ------------    ------------    ------------    ------------
Gain on sale of ARM assets                                       18              --             105               1
Hedging expense                                                (173)           (507)         (1,109)         (1,124)
Provision for credit losses                                      --            (231)             --            (562)
Management fee                                               (2,076)         (1,249)         (5,623)         (3,463)
Performance fee                                              (5,044)         (1,627)        (11,958)         (3,624)
Other operating expenses                                     (2,628)         (1,594)         (7,669)         (3,907)
                                                       ------------    ------------    ------------    ------------
Net income before cumulative effect of change in
     accounting principle                                    32,610          14,585          84,840          37,153
Cumulative effect of change in accounting principle              --              --              --            (202)
                                                       ------------    ------------    ------------    ------------
     NET INCOME                                        $     32,610    $     14,585    $     84,840    $     36,951
                                                       ============    ============    ============    ============

Net income                                                   32,610          14,585          84,840          36,951
Dividends on preferred stock                                 (1,670)         (1,670)         (5,009)         (5,009)
                                                       ------------    ------------    ------------    ------------
Net income available to common shareholders            $     30,940    $     12,915    $     79,831    $     31,942
                                                       ============    ============    ============    ============
Basic earnings per share (a):
  Net income                                           $       0.68    $       0.52    $       1.93    $       1.40
  Average number of shares outstanding                       45,733          25,004          41,401          22,841
                                                       ============    ============    ============    ============
Diluted earnings per share (a):
  Net income                                           $       0.67    $       0.52    $       1.92    $       1.40
  Average number of shares outstanding                       48,493          25,029          44,161          22,894
                                                       ============    ============    ============    ============

(a) Basic and diluted earnings per share were reduced by $0.01 in the first nine months of 2001 due to the impact of the adoption of FAS 133 relating to the accounting for derivative instruments and hedging activities.


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
Nine months ended September 30, 2002 and 2001
(In thousands, except share data)

                                                                       Accum.
                                                                       Other
                                                                      Compre-    Notes                       Compre-
                                                          Additional  hensive  Receivable Retained           hensive
                                         Preferred Common  Paid-in     Income  From Stock Earnings/ Treasury  Income
                                           Stock   Stock   Capital     (Loss)    Sales    (Deficit) Stock     (Loss)   Total
                                         --------- ------ ---------- --------- ---------- --------- -------- -------- --------
Balance, December 31, 2000               $  65,805 $  221 $  343,036 $(78,427) $  (5,318) $ (3,113) $(4,666)          $317,538
Comprehensive income:
   Net income                                                                               36,951           $ 36,951   36,951
   Other comprehensive income:
      Available-for-sale assets:
         Fair value adjustment                                         54,556                                  54,556   54,556
      Swap Agreements:
         Cumulative adjustment for
          change in accounting
          principle                                                      (629)                                   (629)    (629)
         Fair value adjustment,
          net of amortization                                         (24,898)                                (24,898) (24,898)
                                                                                                             --------
Comprehensive income                                                                                         $ 65,980
                                                                                                             ========
Issuance of common stock                               57     86,336              (2,123)             4,666             88,936
Interest and principal payments on
    notes receivable from stock sales                            260                  36                                   296
Dividends declared on preferred
     stock - $1.815 per share                                                               (5,009)                     (5,009)
Dividends declared on common
     stock - $0.95 per share                                                               (20,722)                    (20,722)
                                         --------- ------ ---------- --------  ---------  --------  --------          --------
Balance, September 30, 2001              $  65,805 $  278 $  429,632 $(49,398) $  (7,405) $  8,107  $     --          $447,019
                                         ========= ====== ========== ========  =========  ========  ========          ========
Balance, December 31, 2001               $  65,805 $  333 $  515,516 $(36,566) $  (7,904) $ (4,526) $     --          $532,658
Comprehensive income:
   Net income                                                                               84,840           $ 84,840   84,840
   Other comprehensive income:
      Available-for-sale assets:
         Fair value adjustment                                         71,320                                  71,320   71,320
      Swap Agreements and Eurodollar
         Transactions
         Fair value adjustment,
          net of amortization                                         (95,672)                                (95,672) (95,672)
                                                                                                             --------
Comprehensive income                                                                                         $ 60,488
                                                                                                             ========

Issuance of common stock                              140    264,325                                                   264,465
Interest and principal payments on
   notes receivable from stock sales                             230                 259                                   489
Dividends declared on preferred
   stock - $1.815 per share                                                                 (5,009)                     (5,009)
Dividends declared on common
   stock - $1.12 per share                                                                 (48,772)                    (48,772)
                                         --------- ------ ---------- --------  ---------  --------  --------          --------
Balance, September 30, 2002              $  65,805 $  473 $  780,071 $(60,918) $  (7,645) $ 26,533  $     --          $804,319
                                         ========= ====== ========== ========  =========  ========  ========          ========


See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                     2002            2001            2002            2001
                                                                 ------------    ------------    ------------    ------------
Operating Activities:
   Net Income                                                    $     32,610    $     14,585    $     84,840    $     36,951
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization                                                      4,316           5,542          12,443          14,205
      Net (gain) loss from investing activities                           (18)            476            (105)            560
      Hedging expense                                                     173             507           1,109           1,326
      Change in assets and liabilities:
         Accrued interest receivable                                   (3,720)           (736)        (15,242)           (303)
         Prepaid expenses and other                                       689          (3,445)          1,547            (379)
         Accrued interest payable                                       2,733          (3,375)          8,088          (8,858)
         Accrued expenses and other                                     4,761          (5,925)          9,364           3,612
                                                                 ------------    ------------    ------------    ------------
            Net cash provided by operating activities                  41,544           7,629         102,044          47,114
                                                                 ------------    ------------    ------------    ------------
Investing Activities:
   Available-for-sale ARM securities:
      Purchases                                                    (1,226,432)     (1,083,221)     (4,904,091)     (1,998,677)
      Proceeds on sales                                                10,164           6,462          72,981         108,056
      Principal payments                                            1,038,274         522,182       2,599,433       1,208,152
   Collateral for collateralized notes payable:
      Principal payments                                               30,812          41,859         147,203         130,288
   ARM loans:
      Purchases                                                      (686,387)       (414,553)     (1,904,258)       (665,505)
      Proceeds on sales                                                   350              --           4,061             339
      Principal payments                                                5,632           6,380          13,960          22,983
   Purchase of interest rate cap agreements                                --              --            (505)             --
                                                                 ------------    ------------    ------------    ------------
            Net cash used in investing activities                    (827,587)       (920,891)     (3,971,216)     (1,194,364)
                                                                 ------------    ------------    ------------    ------------
Financing Activities:
   Net borrowings from reverse repurchase agreements                  691,685         530,434       3,484,733         967,321
   Repayments of collateralized notes                                 (30,540)        (41,446)       (146,273)       (129,287)
   Net other borrowings                                               112,931         314,868         353,475         257,921
   Payments made on Eurodollar contracts                               (2,473)             --          (4,661)             --
   Proceeds from common stock issued, net                              56,881          87,593         264,465          88,936
   Dividends paid                                                     (27,603)        (10,445)        (72,099)        (25,731)
   Payments on notes receivable from stock sales                          336              89             422             292
                                                                 ------------    ------------    ------------    ------------
            Net cash provided by financing activities                 801,217         881,093       3,880,062       1,159,452
                                                                 ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                   15,174         (32,169)         10,890          12,202
Cash and cash equivalents at beginning of period                       29,600          57,476          33,884          13,105
                                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                       $     44,774    $     25,307    $     44,774    $     25,307
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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

          BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the "Company") and its two wholly-owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC") and Thornburg Mortgage Acceptance Corporation ("TMAC"), its wholly-owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), and TMHL's two wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. As of January 1, 2002, all of the Company's subsidiaries are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform with current year classifications.

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

               Management has designated all of the Company's ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income (loss)" as a separate component of shareholders' equity.

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

               In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that individual ARM assets contain a contractual maximum interest rate ("Life Cap"). ARM securities typically have a Life Cap that not only places a constraint on the ability of an ARM security to adjust to higher interest rates, but also affects the changes in fair value of an ARM security. In addition, interest rates on non-hybrid ARM assets are generally limited to an increase of either 1% or 2% per adjustment period ("Periodic Cap"). Hybrid ARMs generally have a higher initial Periodic Cap, up to 6%, that is applicable at the end of their fixed interest rate period and they are generally subject to a typical non-hybrid Periodic Cap thereafter.

               Management has the intent and ability to hold the Company's ARM loans for the foreseeable future and until maturity or payoff. Therefore, they are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

               The collateral for the AAA notes includes ARM securities and ARM loans, which are accounted for in the same manner as the ARM securities and ARM loans that are not held as collateral.

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

          CREDIT RISK

               The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government, ("Ginnie Mae") or a federally chartered corporation ("Fannie Mae" or "Freddie Mac".) An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investor Services, Inc. (the "Rating Agencies"). Additionally, the Company also purchases and originates ARM loans and limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to "A" quality underwriting standards or, in the case of purchased whole loans, to loans that have at least five years of pay history and/or low loan to property value ratios. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A, or equivalent, BBB, or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments") to no more than 30% of the portfolio, including the subordinate classes of securities retained as part of the Company's securitization of loans.

               The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. At the time of securitization, the Company obtains a credit review by one or more Rating Agencies of the loans being securitized. Based on this review, the Company makes a determination regarding the expected losses to be realized in the future and adjusts the basis of the securities to their expected realizable value. In doing so, the Company establishes a basis adjustment amount to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as good as expected, the Company makes a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting the Company's portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value (which is other than temporary) and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Additionally, once a loan within one of these securities is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that portion of the security collateralized by the loan.

               In addition, credit losses on pools of loans held as collateral for AAA notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company's exposure to credit losses on such loans. The Company reduces the cost basis of the subordinated security retained at the time the collateralized notes payable are issued to take into consideration estimated credit losses on the underlying loans.

               Loans that are not yet securitized are also reviewed for probable losses. The Company's loans are held for securitization, which generally occurs within a few months of acquisition or origination. As a result, although the Company reviews its unsecuritized loans for probable losses, it is unlikely a loan would incur a loss prior to securitization. If a loss were estimated on an unsecuritized loan, the Company would record a provision, which would reduce earnings, and establish a loan loss reserve.

               Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

          VALUATION METHODS

               The fair values of the Company's ARM securities are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and available market information. The fair values for ARM loans are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and credit. The fair value of the Company's collateralized notes payable, interest rate swap agreements and interest rate cap agreements is based on market values provided by dealers who are familiar with the terms of the notes, swap agreements and cap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

          DERIVATIVE FINANCIAL INSTRUMENTS

               All of the Company's derivative financial instruments (interest rate cap agreements, interest rate swap agreements and Eurodollar futures contracts) are carried on the balance sheet at their fair value. If a derivative is designated as a "fair value hedge", the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a "cash flow hedge" the effective amount of change in the fair value of the derivative instrument is recorded in "Other comprehensive income" and is transferred from "Other comprehensive income" to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

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

               INTEREST RATE CAP AGREEMENTS

               The Company purchases interest rate cap agreements ("Cap Agreements") to manage interest rate risk on a portion of its assets. In general, ARM assets have a Life Cap, which is a component of the fair value of an ARM asset. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company's ARM assets so that the net margin on the Company's ARM assets will be protected in high interest rate environments. The Cap Agreements the Company has purchased also have the effect of offsetting a portion of the fair value change in the Company's ARM assets related to the Life Cap.

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

               INTEREST RATE SWAP AGREEMENTS AND EURODOLLAR FUTURES CONTRACTS

               The Company enters into interest rate swap agreements ("Swap Agreements") and Eurodollar futures contracts ("Eurodollar Transactions") in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than one year, and frequently one to three months, or by entering into borrowings with longer maturities of one to two years that have an interest rate that is reset based on a frequency that is commonly one to three months. The Company's ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's Hybrid ARMs have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company also enters into Eurodollar Transactions in order to hedge changes in its forecasted three-month LIBOR based liabilities. The notional balances of the Swap Agreements and the total contract size of the Eurodollar Transactions generally decline over the life of these instruments. These Swap Agreements and Eurodollar Transactions have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. These instruments are used as a cost effective way to lengthen the average repricing period of the Company's variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's ARM assets.

               All Swap Agreements are designated as cash flow hedges against the interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and to date, has calculated effectiveness of approximately 100%. Eurodollar Transactions are also designated as cash flow hedges and are accounted for in accordance with

               FAS 133 implementation issue No. G7, Method 1: Change in Variable Cash Flow Method, and application of this method has resulted in no measured ineffectiveness. All changes in the unrealized gains and losses on Swap Agreements and the Eurodollar Transactions have been recorded in "Other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in "Other comprehensive income" would be reclassified to income. As of September 30, 2002, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in "Other comprehensive income" was a net loss of $125.5 million. The Company estimates that over the next twelve months, approximately $60.9 million of these net unrealized losses will be reclassified from "Other comprehensive income" to earnings.

               The loss on Swap Agreements is the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized loss in "Other comprehensive income" and the carrying value of the Swap Agreements adjusts to zero and the Company realizes a fixed cost of money over the life of the hedging instrument. The carrying value of the Swap Agreements, in the amount of $124.1 million as of September 30, 2002, is included in "Reverse repurchase agreements" in the accompanying balance sheets.

               The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in "Other comprehensive income" as a separate component of equity. The gain or loss from the terminated Swap Agreements remains in "Other comprehensive income" until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to earnings.

          INCOME TAXES

               The Company elected to be taxed as a Real Estate Investment Trust ("REIT") and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met. During 2001, TMHL and each of its subsidiaries were taxable REIT subsidiaries and, as such, were subject to both federal and state corporate income tax. As of January 1, 2002, the Company revoked its election to operate TMHL and its subsidiaries as taxable REIT subsidiaries and as a result they are now qualified REIT subsidiaries.

          NET EARNINGS PER SHARE

               Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. Following is information about the computation of the earnings per share data for the three- and nine-month periods ended September 30, 2002 and 2001 (amounts in thousands except per share data):

                                                                                                 Earnings
                                                                   Income          Shares       Per Share
                                                                ------------    ------------   ------------
               Three Months Ended September 30, 2002
               Net income                                       $     32,610
               Less preferred stock dividends                         (1,670)
                                                                ------------
               Basic EPS, income available to common
                 shareholders                                         30,940          45,733   $       0.68
                                                                                               ============
               Effect of dilutive securities:
                 Stock options                                            --              --
                 Convertible preferred stock                           1,670           2,760
                                                                ------------    ------------
               Diluted EPS                                      $     32,610          48,493   $       0.67
                                                                ============    ============   ============
               Three Months Ended September 30, 2001
               Net income                                       $     14,585
               Less preferred stock dividends                         (1,670)
                                                                ------------
               Basic EPS, income available to common
                 shareholders                                        12,915          25,004   $       0.52
                                                                                               ============
               Effect of dilutive securities:
                 Stock options                                            --              25
                 Convertible preferred stock                              --              --
                                                                ------------    ------------
               Diluted EPS                                      $     12,915          25,029   $       0.52
                                                                ============    ============   ============

                                                                                              Earnings
                                                                Income          Shares        Per Share
                                                             ------------    ------------   ------------
              Nine Months Ended September 30, 2002
              Net income                                     $     84,840
              Less preferred stock dividends                       (5,009)
                                                             ------------
              Basic EPS, income available to common
                shareholders                                       79,831          41,401   $       1.93
                                                                                            ============
              Effect of dilutive securities:
                Stock options                                          --
                Convertible preferred stock                         5,009           2,760
                                                             ------------    ------------
              Diluted EPS                                    $     84,840          44,161   $       1.92
                                                             ============    ============   ============
              Nine Months Ended September 30, 20
              Net income                                     $     36,951
              Less preferred stock dividends                       (5,009)
                                                             ------------
              Basic EPS, income available to common
                shareholders                                       31,942          22,841   $       1.40
                                                                                            ============
             Effect of dilutive securities:
               Stock options                                           --              53
                Convertible preferred stock                            --              --
                                                             ------------    ------------
              Diluted EPS                                    $     31,942          22,894   $       1.40
                                                             ============    ============   ============

                  The Company did not grant any options to purchase shares of common stock during the nine-month period ended September 30, 2002. The Company did grant 35,666 options to purchase common stock to directors and officers of the Company at an average price of $10.56 per share during the nine months ended September 30, 2001. As of September 30, 2002, all of the previously granted options to purchase shares of common stock had either been exercised, cancelled or had expired.

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

NOTE 2. ADJUSTABLE-RATE MORTGAGE ASSETS


               The following tables present the Company's ARM assets as of September 30, 2002 and December 31, 2001. The ARM securities classified as available-for-sale are carried at their fair value, while the ARM loans are carried at their amortized cost basis (dollar amounts in thousands):


September 30, 2002:

                                                                  Collateral for
                                            Available-for-Sale    Collateralized
                                              ARM Securities          Notes           ARM Loans        Total
                                            ------------------    --------------    ------------    ------------

Principal balance outstanding               $        8,915,014    $      318,529    $    573,543    $  9,807,086
Net unamortized premium                                 88,575             5,974           2,702          97,251
Basis adjustments/Allowance for losses                  (9,304)           (3,239)           (100)        (12,643)
Principal payment receivable                            38,723                --              --          38,723
                                            ------------------    --------------    ------------    ------------
  Amortized cost, net                                9,033,008           321,264         576,145       9,930,417
Gross unrealized gains                                  89,404             2,462           7,512          99,378
Gross unrealized losses                                (23,776)             (174)           (811)        (24,761)
                                            ------------------    --------------    ------------    ------------
  Fair value                                $        9,098,636    $      323,552    $    582,846    $ 10,005,034
                                            ==================    ==============    ============    ============
Carrying value                              $        9,098,636    $      321,264    $    576,145    $  9,996,045
                                            ==================    ==============    ============    ============

December 31, 2001:

                                                                  Collateral for
                                            Available-for-Sale    Collateralized
                                              ARM Securities          Notes           ARM Loans        Total
                                            ------------------    --------------    ------------    ------------
Principal balance outstanding               $        5,092,713    $      465,733    $     98,711    $  5,657,157
Net unamortized premium                                 45,025             8,204             155          53,384
Basis adjustments/Allowance for losses                  (5,891)           (3,185)           (100)         (9,176)
Principal payment receivable                            36,080                --              --          36,080
                                            ------------------    --------------    ------------    ------------
  Amortized cost, net                                5,167,927           470,752          98,766       5,737,445
Gross unrealized gains                                  35,439             4,346             216          40,001
Gross unrealized losses                                (40,739)           (2,768)           (258)        (43,765)
                                            ------------------    --------------    ------------    ------------
  Fair value                                $        5,162,627    $      472,330    $     98,724    $  5,733,681
                                            ==================    ==============    ============    ============
Carrying value                              $        5,162,627    $      470,752    $     98,766    $  5,732,145
                                            ==================    ==============    ============    ============


               During the nine-month period ended September 30, 2002, the Company sold $72.9 million of ARM securities for a gain of $113,000. The ARM securities sold were classified as available-for-sale. In addition, the Company sold $4.1 million of loans during the first nine months of 2002 and realized a gross gain of $6,000 and a gross loss of $14,000. During the nine-month period ended September 30, 2001, the Company sold $108.1 million of ARM securities and realized $244,000 in gains and $245,000 in losses. In addition, the Company sold $0.3 million of fixed-rate loans that it originated during the first nine months of 2001 for a gain of $2,000.

               During the nine-month period ended September 30, 2002, the Company securitized $1.477 billion of its ARM loans into a series of privately-issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company did not account for any of these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of September 30, 2002, the Company had $2.706 billion of ARM assets that have resulted from the Company's securitization efforts.

               As of September 30, 2002 and December 31, 2001, the Company had reduced the cost basis of its securitized ARM loans by $11,687,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The reduction in the cost basis recorded during the nine months of 2002, in the amount of $3,762,000, was recorded in connection with the Company's securitization of the $1.477 billion of loans.

               As of September 30, 2002 and December 31, 2001, the Company had reduced the cost basis of other ARM securities by $856,000 and $1,151,000, respectively, due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for these ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses. During the nine-month period ended September 30, 2002, the Company recorded realized losses on these ARM securities in the amount of $460,000 and realized recoveries in the amount of $165,000 and, in accordance with its credit policies, the Company did not provide for any additional estimated credit losses.

               The following tables summarize ARM loan delinquency information as of September 30, 2002 and December 31, 2001 (dollar amounts in thousands):

               September 30, 2002

                                                                         Percent of
                                                         Loan           ARM Loans
               Delinquency Status       Loan Count      Balance            (1)
               ------------------      ------------   ------------    ------------

               60 to 89 days                      3   $        480            0.01%
               90 days or more                    1            204            0.01%
               In foreclosure                     6          1,851            0.06%
                                       ------------   ------------    ------------
                                                 10   $      2,535            0.08%
                                       ============   ============    ============


               December 31, 2001

                                                                      Percent of
                                                          Loan         ARM Loans
               Delinquency Status       Loan Count      Balance            (1)
               ------------------      ------------   ------------    ------------


               60 to 89 days                      3   $        695            0.04%
               90 days or more                    2            385            0.02%
               In foreclosure                     4            552            0.03%
                                       ------------   ------------    ------------
                                                  9   $      1,632            0.09%
                                       ============   ============    ============

                    (1) ARM loans includes loans held for securitization and loans that the Company has securitized and retained first loss credit exposure for total amounts of $3.227 billion and $1.924 billion at September 30, 2002 and December 31, 2001, respectively.

              As of September 30, 2002, the Company also owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $506,000 (not included in the table above.) The Company has a $100,000 reserve for estimated losses on these properties. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of these properties.

              As of September 30, 2002, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

                        Freddie Mac/Fannie Mae ARM securities      $     211,956
                        Private high quality ARM securities              512,602
                        Whole loans - bulk purchase                      103,947
                        Whole loans - correspondent                      455,289
                        Whole loans - direct originations                221,546
                                                                     -----------
                                                                   $   1,505,340
                                                                     ===========

              During the nine months ended September 30, 2002, the Company entered into two transactions whereby the Company expects to acquire the remaining balance of certain AAA rated, Hybrid ARM securities, at a price of par, in 2006 and 2007, when the fixed-rate period of the Hybrid ARM securities terminates and they convert into ARM securities that have characteristics similar to the ARM securities held in the current portfolio and, therefore, the Company views these as an alternative source of ARM assets. The current balance of the Hybrid ARM securities is approximately $2.56 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into ARM securities, then it is committed to pay or receive the difference between par and the fair value of the ARM securities at that time, as determined by an auction of the ARM securities. As of September 30, 2002, the Company has delivered $4.1 million of collateral in connection with these transactions.

NOTE 3.  INTEREST RATE CAP AGREEMENTS

              Included in "Prepaid expenses and other" are purchased Cap Agreements with a remaining notional amount of $2.091 billion and $2.254 billion as of September 30, 2002 and December 31, 2001, respectively. The notional amount of the Cap Agreements purchased declines at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month or three-month London InterBank Offer Rate ("LIBOR") increase above the contract rates of these hedging instruments that range from 6.00% to 12.00% and average approximately 9.95%. The Cap Agreements had an average maturity of 1.1 years as of September 30, 2002. The initial aggregate notional amount of the Cap Agreements declines to approximately $2.041 billion over the period of the agreements, which expire between 2002 and 2005. During the three and nine-month periods ended September 30, 2002, the Company recognized expenses of $173,000 and $1,109,000, respectively, which is reported as "Hedging expense" in the Company's Consolidated Statements of Operations.

              The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one which is rated A (the Company has a two-way collateral agreement protecting its credit exposure with this counterparty.) The fair value of the Cap Agreements at September 30, 2002 amounted to $233,000 and is included in "Prepaid expenses and other" on the balance sheet.

NOTE 4. REVERSE REPURCHASE AGREEMENTS, COLLATERALIZED NOTES PAYABLE AND OTHER BORROWINGS

              The Company has arrangements to enter into reverse repurchase agreements, a form of short-term borrowing, with 25 different financial institutions and on September 30, 2002 had borrowed funds from 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's ARM assets declines for other reasons.

              As of September 30, 2002, the Company had $8.190 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.97% and a weighted average remaining maturity of 4.4 months. After including the $124.1 million carrying value of Swap Agreements, the combined reverse repurchase agreements and Swap Agreements outstanding of $8.314 billion as of September 30, 2002 had a weighted average borrowing rate of 3.17% and a weighted average remaining maturity of 1.6 years. As of December 31, 2001, the Company had $4.739 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.24% and a weighted average remaining maturity of 2.8 months. As of September 30, 2002, $4.422 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to eighteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $8.883 billion, including accrued interest and cash totaling $25.7 million collateralized the reverse repurchase agreements at September 30, 2002.

              At September 30, 2002, the reverse repurchase agreements, which includes the carrying value of Swap Agreements, had the following remaining maturities (dollar amounts in thousands):

              Within 30 days                       $     3,063,458
              31 to 89 days                              1,468,418
              90 to 365 days                             3,552,277
              Over 365 days                                105,475
                                                   ---------------
                                                         8,189,628
              Swap Agreements (carrying value)             124,094
                                                   ---------------
                                                   $     8,313,722
                                                   ===============

               As of September 30, 2002, the Company had entered into three whole loan financing facilities. Each of the whole loan financing facilities has a committed borrowing capacity of $300 million. One facility matures in March 2003 and the other two mature in November 2002; the Company expects to renew the facilities maturing in November. As of September 30, 2002, the Company had $393.8 million borrowed against these whole loan financing facilities at an effective cost of 2.43%. As of December 31, 2001, the Company had $37.7 million borrowed against whole loan financing facilities at an effective cost of 2.53%. The amount borrowed on the whole loan financing agreements at September 30, 2002 was collateralized by ARM loans with a carrying value of $407.1 million, including accrued interest.

               The whole loan financing facility with a borrowing capacity of $300 million and maturing in March 2003, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned bankruptcy remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similarly to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion. This securitization transaction is accounted for as a secured borrowing.

               On December 18, 1998, the Company, through a wholly-owned bankruptcy remote special purpose finance subsidiary, issued $1.144 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. As of September 30, 2002, the Notes had a net balance of $286.3 million and an effective interest cost of 2.53%, which changes each month at a spread to one-month LIBOR. As of September 30, 2002, these Notes were collateralized by ARM loans with a principal balance of $318.5 million. The Notes mature on January 25, 2029 and are callable by the Company at par once the total balance of the loans collateralizing the Notes is reduced to 25% of their original balance.

               As of September 30, 2002, the Company was counterparty to forty-six Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $4.733 billion. In addition, the Company also entered into a delayed Swap Agreement with an aggregate notional balance of $500 million that becomes effective in August 2003. These Swap Agreements and Eurodollar Transactions hedge the cost of financing Hybrid ARMs during their fixed rate term (generally three to ten years). The Company limits the interest rate mismatch on the funding of its Hybrid ARMs (the difference between the duration of the fixed-rate period of Hybrid ARMs and the duration of the fixed-rate liabilities) to a duration difference of no more than one year. As of September 30, 2002, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.8 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As a result of entering into these Swap Agreements and Eurodollar Transactions, the Company has reduced the interest rate variability of its cost to finance its Hybrid ARM assets by increasing the average period until the next repricing of its borrowings that finance its Hybrid ARM assets from 40 days to 849 days. As of September 30, 2002, ARM assets with a carrying value of $92.1 million (including accrued interest) and cash totaling $12.1 million collateralized the Swap Agreements.

               The total cash paid for interest was $63.8 million and $49.3 million during the quarters ended September 30, 2002 and 2001, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

               The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2002 and December 31, 2001 (dollar amounts in thousands):

                                                 September 30, 2002            December 31, 2001
                                            ---------------------------   ---------------------------
                                              Carrying         Fair         Carrying         Fair
                                               Amount          Value         Amount         Value
                                            ------------   ------------   ------------   ------------
Assets:
   ARM assets                               $  9,996,045   $ 10,005,034   $  5,732,145   $  5,733,681
   Cap Agreements                                    233            233            431            431

Liabilities:
   Reverse repurchase agreements               8,189,628      8,189,628      4,704,895      4,704,895
   Collateralized notes payable                  286,308        286,801        432,581        434,469
   Other borrowings                              393,758        393,758         40,283         40,283
   Swap Agreements                               124,094        124,094         33,932         33,932

               The above Cap Agreements are included in the balance sheet under the caption "Prepaid expenses and other." The carrying amount for securities, which are categorized as available-for-sale, is their fair value, whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

NOTE 6. COMMON AND PREFERRED STOCK

               During February 2002, the Company completed a public offering of 6,210,000 shares of common stock and received net proceeds of $113.5 million under its shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission ("SEC") on July 6, 2001. On August 30, 2002, a new shelf registration statement on Form S-3 registering an additional $400 million of equity securities was declared effective by the SEC. During the three-month and nine-month periods ended September 30, 2002, the Company issued 1,469,200 and 4,000,000 shares of common stock respectively, and received net proceeds of $28.2 million and $76.5 million, respectively under a continuous equity offering program under the July 2001 shelf registration statement. During the three months ended September 30, 2002, the Company issued an additional 302,600 shares of common stock and received net proceeds of $5.7 million under a new continuous equity offering program under the August 2002 shelf registration statement. As of September 3, 2002, $47.4 million and $394.2 million of the Company's registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively.

               On June 26, 2002, the Company filed a Form S-3D to register an additional 8,000,000 shares for issuance under the Dividend Reinvestment and Stock Purchase Plan (the "DRP"). During the three and nine-month periods ended September 30, 2002, the Company issued 1,206,607 and 3,519,419 shares, respectively, of common stock under the DRP and received net proceeds of $23.0 million and $68.9 million, respectively.

               On June 14, 2002, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock, which was paid on July 10, 2002 to preferred shareholders of record as of June 28, 2002.

               On July 23, 2002, the Company declared a second quarter dividend of $0.57 per common share, which was paid on August 16, 2002 to common shareholders of record as of August 5, 2002.

               On September 16, 2002, the Company declared a third quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock which was paid on October 10, 2002 to preferred shareholders of record as of September 30, 2002.

               On October 21, 2002, the Company declared a third quarter dividend of $0.58 per common share, which will be paid on November 18, 2002 to common shareholders of record as of November 5, 2002.

               For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE 7. STOCK OPTION PLAN

               The Company's Board of Directors adopted the "2002 Long Term Incentive Plan" (the "Plan"), effective September 29, 2002, which has replaced the Company's previous Stock Option and Incentive Plan that expired on September 28, 2002. The Plan is intended to be a long-term incentive program. The Plan authorizes the Compensation Committee to grant Incentive Options ("ISOs") as defined under Section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs") and Phantom Stock Rights ("PSRs").

               The present policy of the Compensation Committee and the Board is to grant only PSR and DER awards under the Plan. The PSRs are granted in lieu of stock options, based on equivalent values as calculated by a Black Scholes option model. No stock options have been granted under the Plan and there are no options outstanding under either the Plan or the previous plan.

               The PSRs, when received as a grant, generally vest over a three-year period. DERs may be paid either in cash or in additional PSRs, at the option of the recipient. The Company usually issues DERs under a formula at the same time that other awards under the Plan are granted. The DER and PSR participants are allowed to elect to reinvest their PSR and DER cash dividends into additional PSRs at the price of the Company's common stock on the related dividend payment date. The PSRs are expensed over the applicable vesting period. The DERs are fully expensed on the Company's income statement.

               Restricted shares of common stock had been granted under the Company's previous Stock Option and Incentive Plan pursuant to the direction of the Stock Option Committee (now renamed as the Compensation Committee) and approval of the Board of Directors. Restricted shares of common stock had generally been granted in lieu of ISOs and NQSOs, based on equivalent values as calculated by a Black Scholes option model. The Board of Directors determined a vesting period for the restricted shares granted (generally three years). In general, a portion of the restricted shares vested at the end of each year of the vesting period and the shares participated in the common dividends declared during the vesting period. The Company expenses the value of the restricted shares over the vesting period, based on their value as of the date of grant. In April 2002, the Company's Board of Directors cancelled all previously granted restricted shares of common stock and replaced them with PSRs of equal value. The replacement PSRs vest over the original vesting period of the cancelled restricted shares.

               As of September 30, 2002, there were 1,094,566 DERs outstanding, of which 1,066,405 were vested, and 372,808 PSRs outstanding, of which 191,053 were vested. The Company recorded an expense associated with DERs and PSRs of $718,000 and $296,000 for the three-month periods ended September 30, 2002 and 2001, respectively. During the nine-month periods ended September 30, 2002 and 2001, the Company recorded an expense associated with DERs and PSRs in the amount of $2,198,000 and $818,000, respectively. Of the expense recorded during the third quarter of 2002, $799,000 was the amount of dividend equivalents paid on DERs and PSRs, $436,000 was the impact of the decrease in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment, and $355,000 was the amortization of unvested PSRs. As of September 30, 2002, all of the previously issued ISOs and NQSOs had been exercised, terminated or cancelled.

               The Plan authorizes the granting of options to purchase an aggregate of up to 1,800,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. Notes receivable arise from the Company financing a portion of the purchase of shares of common stock by directors and employees through the exercise of stock options. The notes mature during 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the common stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of common stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of September 30, 2002, there was $7.6 million of notes receivable outstanding from stock sales. All of these loans were made prior to the enactment of the Sarbanes-Oxley Act of 2002. In April, 2002, the Board approved a limited stock repurchase program for the repurchase at current market value of shares of common stock that were acquired pursuant to the exercise of stock options under the previous plan. The Company will first apply the proceeds from any such repurchases to the repayment of any outstanding stock option loans due from the holders. As of September 30, 2002, no shares have been repurchased under this program.

NOTE 8. TRANSACTIONS WITH AFFILIATES

               The Company has a Management Agreement (the "Agreement") with Thornburg Mortgage Advisory Corporation ("the Manager"). Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides certain personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager and affiliates of the Manager are reimbursed by the Company, principally expenses of TMHL, the Company's mortgage banking subsidiary, related to mortgage loan acquisition, selling, servicing and securitization activities, including the personnel and office space attributed to these activities. During the quarters ended September 30, 2002 and 2001, the Company reimbursed the Manager and affiliates of the Manager $696,000 and $550,000 for expenses, respectively, in accordance with the terms of the Agreement. During the nine-month periods ended September 30, 2002 and 2001, the Company reimbursed the Manager and affiliates of the Manager $2,200,000 and $1,053,000 for expenses, respectively. As of September 30, 2002 and 2001, $675,000 and $158,000, respectively, was payable by the Company to the Manager for these reimbursable expenses. The Agreement has a ten-year term expiring July 15, 2009, and provides for an annual review of the Manager's performance under the Agreement by the independent directors of the Board of Directors. If the Company terminated the Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

               The Company pays the Manager an annual base management fee based on average shareholders' equity, adjusted for liabilities that are not incurred to finance assets ("Average Shareholders' Equity" or "Average Net Invested Assets" as defined in the Agreement), payable monthly in arrears as follows: 1.20% of the first $300 million of Average Shareholders' Equity, plus 0.88% of Average Shareholders' Equity above $300 million. The Agreement also has a cost of living clause that adjusts the base management fee formula by the change in the Consumer Price Index over the previous twelve-month period, effective as of each annual review of the Agreement. In addition, the three wholly-owned subsidiaries of the Company and the two wholly-owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1,200 per month, paid in arrears.

               For the quarters ended September 30, 2002 and 2001, the Company incurred costs of $2,076,000 and $1,249,000, respectively, in base management fees in accordance with the terms of the Management Agreements. For the nine-month periods ended September 30, 2002 and 2001, the Company incurred base management fees of $5,623,000 and $3,463,000, respectively. As of September 30, 2002 and 2001, $665,000 and $446,000, respectively, was payable by the Company to the Manager for the base management fee.

               The Manager is also entitled to earn performance-based compensation in an amount equal to 20% of the Company's annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the three- and nine-month periods ended September 30, 2002, the Manager earned performance-based compensation in the amount of $5,044,000 and $11,958,000, respectively. For the three- and nine-month periods ended September 30, 2001, the Manager earned performance-based compensation in the amount of $1,627,000 and $3,624,000, respectively. As of September 30, 2002 and 2001, $5,044,000 and $1,627,000, respectively, was payable by the Company to the Manager for the incentive management fee.

               Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company's residential loan mortgage origination activities, certain of the directors, officers and employees of the Company and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant's employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002, on July 30, 2002, any new loans made to directors or executive officers will not be eligible for the employee discount. As of September 30, 2002, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $19.8 million, had a weighted average interest rate of 5.101%, and maturities ranging between 2016 and 2032.

               Effective January 1, 2002, TMHL entered into a Joint Marketing Agreement with Thornburg Securities Corporation ("TSC"), a registered broker-dealer. The initial term of the agreement expires December 31, 2002, but shall continue thereafter for successive three-month terms unless terminated by either party. Under the terms of the agreement, TMHL shall pay TSC an annual fee of $25,000, in quarterly installments, as compensation for certain marketing, promotional and advertising services and to provide marketing materials to brokers and financial advisers. During the three and nine months ended September 30, 2002, TMHL paid $18,750 to TSC pursuant to this agreement.

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

MANAGEMENT'S DISCUSSION OF CORPORATE GOVERNANCE

In light of recent legislation and new regulations regarding Corporate Governance, we would like to highlight our compliance with these new requirements.

First of all, our Board of Directors consists of a majority of independent directors. The Audit, Nominating and Compensation Committees of the Board of Directors are also composed exclusively of independent directors.

Second, all of our long-term incentive compensation programs (which include the granting of Phantom Stock Rights and Dividend Equivalent Rights) are fully expensed in our statements of operations, and are fully disclosed in our financial reports. Third, we have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan will provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place.

Finally, we have an Insider Trading Policy designed to prohibit any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information or communicating material nonpublic information to others.

GENERAL

We are a mortgage origination and acquisition company that originates, acquires and invests in adjustable and variable rate mortgage ("ARM") assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other credit enhancements against losses from loan defaults. While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We use our equity capital and borrowed funds to originate, acquire and invest in ARM assets and seek to generate income for distribution to our shareholders based on the difference between the yield on our ARM assets portfolio and the cost of our borrowings. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust ("REIT") and therefore generally pass substantially all of our earnings through to shareholders, without paying federal or state income tax at the corporate level. We have five qualified REIT subsidiaries, all of which are consolidated in our financial statements and federal and state tax returns. Two of these subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are involved in financing our mortgage loan assets. Thornburg Mortgage Home Loans, Inc. ("TMHL"), our wholly owned mortgage banking subsidiary, conducts our mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL's two wholly owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the financing of loans by TMHL.

Our mortgage assets portfolio may consist of mortgage pass-through securities either guaranteed by an agency of the federal government, ("Ginnie Mae") or a federally chartered corporation ("Fannie Mae" or "Freddie Mac") or privately issued (generally publicly registered) mortgage pass-through securities, multi-class pass-through securities, collateralized mortgage obligations ("CMOs"), collateralized bond obligations ("CBOs") which are generally backed by high quality mortgage-backed securities ("MBS"), ARM loans, fixed rate MBS that have an expected duration of one year or less, or short term investments that either mature within one year or have an interest rate that reprices within one year. Agency securities are MBS for which a U.S. Government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae or Ginnie Mae, guarantees payments of principal or interest on the certificates. Agency securities are not rated, but carry an implied AAA rating.

We also invest in hybrid ARM assets ("Hybrid ARMs"), which are typically 30-year loans having a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of their term. We limit our ownership of Hybrid ARMs with fixed rate periods of greater than five years to no more than 10% of our total assets. We also have a policy to fund our +Hybrid ARM assets with fixed rate borrowings such that the duration difference of Hybrid ARMS and the corresponding borrowings is one year or less. We use Swap Agreements and Eurodollar Transactions to fix our borrowing cost.

ARM assets are generally subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1% per semiannual adjustment or 2% per annual adjustment. The borrowings that we incur do not have similar periodic caps. We generally do not hedge against the risk of our borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. We attempt to mitigate the effect of periodic caps by acquiring variable rate CMOs and CBOs, Hybrid ARMs and certain other ARM loans that do not have a periodic cap. As of September 30, 2002, approximately $8.3 billion of our ARM securities and ARM loans did not have periodic caps or were Hybrid ARMs, representing approximately 83% of total ARM assets.

Our investment policy is to invest at least 70% of total assets in High Quality ARM assets and short-term investments. High Quality means:

     (1) securities that are unrated but are guaranteed by the U.S. Government or issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac; or

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

We acquire and originate high quality mortgage loans through TMHL from three sources: (i) bulk acquisitions, which involve acquiring pools of whole loans which are originated using the seller's guidelines and underwriting criteria,
(ii) correspondent lending, which involves acquiring individual loans from correspondent lenders or other loan originators who originate the individual loans using our underwriting criteria and guidelines or criteria and guidelines that we have approved, and (iii) direct retail loan originations, which are loans that we originate. The loans that we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio, or, in the case of fixed rate loans, sold to third parties.

The loans acquired or originated by TMHL are first lien, residential ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest only up to ten years, and fully amortizing thereafter. We believe the interest only loans do not pose additional credit risk because the effective loan-to-values average 68.7% and these loans generally pay off prior to the expiration of the interest only term of the loans. Interest only loans acquired or originated during the first nine months of 2002 represented 81.7% of total loan production during that period.

All ARM loans that we acquire bear an interest rate that is tied to an interest rate index. Some loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annually or annually. The ARM loans generally adjust to a margin over a U.S. Treasury Bill index or a LIBOR index. The Hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then convert to an ARM loan with the features of an ARM loan described above.

We offer a loan modification program on all loans that we originate and certain loans that we acquire. Under the terms of this program, a borrower may pay a fee and choose to modify the interest rate of a mortgage loan to any then-available hybrid or adjustable-rate product offered by us, at any time during the life of the loan.

Our underwriting guidelines are intended to determine the collateral value of the mortgaged property and to consider the borrower's credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant's liabilities, income and employment history, as well as certain other personal information. A credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. Generally, the borrowers have credit scores, called a FICO (based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) of 650 or above. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, good credit history, stable employment, financial reserves, and time in residence at the applicant's current address.

Our underwriting guidelines for both the correspondent and retail channels are applied in accordance with a procedure that generally requires (1) one appraisal report for loan amounts up to $650,000, one appraisal report and one field review for loan amounts between $650,000 and $1,000,000, and two appraisal reports for loan amounts greater than $1,000,000, (2) a review of such appraisal by a third party appraisal review firm for loans over $650,000 and (3) an internal review by us of all appraisal reports. Our underwriting guidelines generally permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit grading category, depending on the creditworthiness of the borrower, the type and use of the property and the purpose of the loan application. All loans with loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

We perform our own underwriting reviews (or contract with third parties to perform underwriting reviews based on our guidelines) of loans that we purchase from bulk sellers or acquire from approved correspondents. We use private label, fee-based, third party service providers to underwrite, process and close the loans that we originate. We also service mortgage loans that we acquire or originate using a contract, private label subservicer. We believe the efficiencies and expertise that our third party service providers have developed through specialization afford us an opportunity to expand our mortgage origination and loan servicing business in a cost effective manner with minimum initial investment.

Our loan acquisition and origination strategies are designed to take advantage of our portfolio lending capability, cost-efficient operation, competitive advantages and available technology, enabling us to provide attractive and innovative mortgage products, competitive mortgage rates and a high level of customer service. By eliminating intermediaries, whenever possible, between the borrower and the lender, we expect to acquire and originate loans for retention in our portfolio at attractive yields, while offering our customers innovative mortgage products at competitive rates and fees. Our expansion into residential mortgage loan origination is intended to continue our strategy of acquiring only high quality mortgage loans.

We offer mortgages on-line utilizing a third party, private label, web-based origination system. Prospective borrowers are able to look up mortgage loan product and interest rate information through our website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and begin the process of obtaining pre-approval of their loan. Once a mortgage loan application has been submitted, one of our representatives will assist the borrower in completing the loan process.

Since we do not invest in real estate mortgage investment conduit ("REMIC") residuals or other CMO residuals, we do not create excess inclusion income or unrelated business taxable income for tax-exempt investors. Therefore, our securities are eligible for purchase by tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts.

FINANCIAL CONDITION

At September 30, 2002, we held total assets of $10.092 billion, $9.996 billion of which consisted of ARM assets, as compared to $5.804 billion and $5.732 billion, respectively, at December 31, 2001. Since commencing operations, we have primarily purchased either ARM securities (backed by agencies of the U.S. government or federally chartered corporations or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to "A" quality underwriting standards. At September 30, 2002, 93.1% of our assets, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets that we owned as of September 30, 2002, 91.4% were in the form of adjustable rate pass-through certificates or ARM loans. The remainder were floating rate classes of CMOs (5.7%), short term, fixed rate classes of CMOs (0.9%) or investments in floating rate classes of CBOs (2.0%) backed primarily by ARM MBS.

The following table presents a schedule of ARM assets owned at September 30, 2002 and December 31, 2001 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories:

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                           September 30, 2002                  December 31, 2001
                                      ------------------------------    ------------------------------
                                        Carrying          Portfolio       Carrying          Portfolio
                                          Value              Mix            Value              Mix
                                      ------------      ------------    ------------      ------------
HIGH QUALITY:
   Freddie Mac/Fannie Mae             $  3,477,938              34.8%   $  2,401,831              41.9%
   Privately Issued:
     AAA/Aaa Rating                      5,417,265(1)           54.2       2,699,868(1)           47.1
     AA/Aa Rating                          384,572               3.8         372,413               6.5
                                      ------------      ------------    ------------      ------------
       Total Privately Issued            5,801,837              58.0       3,072,281              53.6
                                      ------------      ------------    ------------      ------------

                                      ------------      ------------    ------------      ------------
       Total High Quality                9,279,775              92.8       5,474,112              95.5
                                      ------------      ------------    ------------      ------------

OTHER INVESTMENT:
   Privately Issued:
       A Rating                             59,046               0.6          49,627               0.9
     BBB/Baa Rating                         39,092               0.4          69,698               1.2
     BB/Ba Rating and Other                 41,987(1)            0.4          39,942(1)            0.7
   ARM loans pending securitization        576,145               5.8          98,766               1.7
                                      ------------      ------------    ------------      ------------
       Total Other Investment              716,270               7.2         258,033               4.5
                                      ------------      ------------    ------------      ------------

       Total ARM Portfolio            $  9,996,045             100.0%   $  5,732,145             100.0%
                                      ============      ============    ============      ============

----------

     (1) The AAA Rating category includes $292.8 million and $442.2 million of whole loans as of September 30, 2002 and December 31, 2001, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million and $31.8 million as of September 30, 2002 and December 31, 2001, respectively. The subordinated certificate is included in the BB/Ba Rating and Other category.

As of September 30, 2002 and December 31, 2001, we had reduced the carrying value of our securitized ARM loans by $11,687,000 and $7,925,000, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, we had reduced the cost basis of other ARM securities by $856,000 and $1,151,000, as of the same dates, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

As of September 30, 2002, 10 of the 8,301 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $2.5 million. The ARM loan portfolio also includes two properties that we acquired as the result of foreclosure procedures in the amount of $506,000. The average original effective loan-to-value ratio on the delinquent loans and the acquired properties was approximately 60%. We believe that our current level of basis adjustments and allowance for loan losses is more than adequate to cover estimated losses from these loans and properties.

The following table presents a summary of the basis adjustments on our securitized ARM loans, the basis adjustments on our purchased ARM securities and the allowance for losses on our ARM loans (dollar amounts in thousands):

                                                                    Allowance for
                                           Basis Adjustments           Losses
                                      ---------------------------   -------------
                                       Securitized  Purchased ARM
                                        ARM Loans     Securities      ARM Loans        Total
                                      ------------  -------------   -------------   ------------
Balance, December 31, 2001            $      7,925   $      1,151    $        100   $      9,176
Basis adjustment recorded at
   time of loan securitization               3,762             --              --          3,762
Charge-offs                                     --           (460)             --           (460)
Recoveries                                      --            165              --            165
                                      ------------   ------------    ------------   ------------
Balance, September 30, 2002           $     11,687   $        856    $        100   $     12,643
                                      ============   ============    ============   ============

The following table classifies our portfolio of ARM assets by type of interest rate index:

                               ARM ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                       September 30, 2002               December 31, 2001
                                                  ----------------------------    ----------------------------
                                                    Carrying       Portfolio        Carrying        Portfolio
                                                     Value            Mix             Value            Mix
                                                  ------------    ------------    ------------    ------------
ARM ASSETS:
    INDEX:
       One-month LIBOR                            $  1,160,682            11.6%   $    633,758            11.1%
       Three-month LIBOR                               201,983             2.0         171,262             3.0
       Six-month LIBOR                                 515,613             5.2         261,245             4.6
       Six-month Certificate of Deposit                101,887             1.0         140,887             2.5
       Six-month Constant Maturity Treasury             11,528             0.1          16,809             0.3
       One-year Constant Maturity Treasury           1,198,227            12.0       1,651,453            28.8
       Cost of Funds                                    88,215             0.9         182,437             3.2
                                                  ------------    ------------    ------------    ------------
                                                     3,278,135            32.8       3,057,851            53.5
                                                  ------------    ------------    ------------    ------------

HYBRID ARM ASSETS                                    6,602,706            66.1       2,397,629            41.7
ONE-YEAR EXPECTED LIFE - FIXED RATE                    115,204             1.1         276,665             4.8
                                                  ------------    ------------    ------------    ------------
                                                  $  9,996,045           100.0%   $  5,732,145           100.0%
                                                  ============    ============    ============    ============

The ARM portfolio had a current weighted average interest rate coupon of 5.10% at September 30, 2002. This consisted of an average coupon of 5.42% on the hybrid portion of the portfolio and an average coupon of 4.38% on the rest of the portfolio. If the portfolio had been "fully indexed," the weighted average coupon of the portfolio would have been approximately 4.92%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of that portion of the portfolio would have been approximately 3.80%, also based upon the current composition of the portfolio and the applicable indices. The term "fully indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

The ARM portfolio had a current weighted average interest rate coupon of 5.96% at December 31, 2001. This consisted of an average coupon of 6.26% on the hybrid portion of the portfolio and an average coupon of 5.71% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 5.16%, based upon the composition of the portfolio and the applicable indices at that time. The average interest rate on the ARM portion of the portfolio is expected to continue to decrease during 2002 until it reaches the "fully indexed" rate.

At September 30, 2002, the current yield of the ARM assets portfolio was 4.71%, compared to 5.09% as of December 31, 2001. The decrease in the yield of 0.38% as of September 30, 2002, compared to December 31, 2001, is due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.86%. This decline in the average interest rate coupon was partially offset by a lower level of net premium amortization, which had the effect of increasing the yield by 0.44%. Additionally, the relative level of non-interest earning principal payments receivables also increased the portfolio yield by 0.04%. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The ARM portfolio had an average term to the next repricing date of 901 days as of September 30, 2002, compared to 617 days as of December 31, 2001. The non-hybrid portion of the portfolio had an average term to the next repricing date of 71 days and the hybrid portion had an average term to the next repricing date of 3.7 years at September 30, 2002. As of September 30, 2002, Hybrid ARMs comprised 66.1% of the total ARM portfolio, compared to 41.7% as of the end of 2001. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings that have maturities that approximately match the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with longer term, fixed rate borrowings such that the duration difference of the fixed interest rate period of the Hybrid ARMs and the corresponding borrowings is one year or less. Duration is a calculation that measures the expected price volatility of financial instruments based on changes in interest rates. By maintaining a duration difference of less than one year, the price change of our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates, net of the fair value change of our Swap Agreements and other borrowings funding our Hybrid ARMS. As of September 30, 2002, the duration difference applicable to our Hybrid ARM portfolio was approximately two months.

The following table presents various characteristics of our ARM and Hybrid ARM loan portfolio as of September 30, 2002. This information pertains to loans held for securitization, loans held as collateral for notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $3.227 billion.

                ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                  Average             High              Low
                               --------------    --------------    --------------
Original loan balance          $      392,246    $    6,000,000    $       31,000
Unpaid loan balance                   383,356         6,000,000               735
Coupon rate on loans                     5.61%             9.12%             2.28%
Pass-through rate                        5.28%             8.12%             2.26%
Pass-through margin                      1.80%             3.48%             0.23%
Lifetime cap                            11.74%            18.00%             8.12%
Original term (months)                    357               480               120
Remaining term (months)                   341               480                49

     Geographic distribution (top 5 states):    Property type:
         California                   27.51%        Single-family            86.87%*
         Georgia                      13.99         Condominium               7.85
         Colorado                      6.61         Other                     5.28
         New York                      6.06
         Florida                       5.30

     Occupancy status:                          Initial Cap on Hybrid loans:
         Owner occupied               86.87%        3.00% or less            13.38%
         Second home                  10.61         3.01%-4.00%              20.51
         Investor                      2.52         4.01%-5.00%              35.79
                                                    5.01%-6.00%              30.32

     Documentation type:                        Periodic Cap on non-Hybrid loans:
         Full/Alternative             93.41%        None                    71.48%
         Other                         6.59         1.00% or less           19.36
                                                    Over 1.00%               9.16
     Loan purpose:
         Purchase                     37.42%    Percent of loan balances that
         Cash out refinance           28.07         are interest only:      78.07%**
         Rate & term refinance        34.51

     Average effective original
         loan-to-value:               66.63%

* Single-family properties include DeMinimus PUD properties (a premise within a planned unit development property in which the common property has less than a 2% influence upon the value of the premise) representing 24.93% of the loan portfolio.

** The average effective loan-to-value on interest only loans is 68.69%.

As of September 30, 2002, we serviced $1.479 billion of our loans and had 3,481 customer relationships. We hold all of the loans that we service in our portfolio in the form of securitized loans or loans to be securitized for our portfolio. We have not retained or capitalized any servicing rights on loans sold.

During the quarter ended September 30, 2002, we purchased $1.480 billion of ARM securities, 100% of which were High Quality assets, and $686.4 million of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets that we acquired during the three months ended September 30, 2002, approximately 85% were Hybrid ARMs, 15% were indexed to LIBOR and less than 1% were indexed to U.S. Treasury bill rates. The following table compares our ARM asset acquisition and origination activity for the consecutive quarters ended September 30, 2002 and June 30, 2002 (dollar amounts in thousands):

                                            For the quarters ended:
                                          ---------------------------
                                          September 30,    June 30,
                                              2002           2002
                                          ------------   ------------

ARM SECURITIES:
   Freddie Mac/Fannie Mae                 $    183,604   $    730,152
   High Quality, privately issued            1,296,422      1,142,260
                                          ------------   ------------
                                             1,480,026      1,872,412
                                          ------------   ------------

LOANS:
     Bulk acquisitions                          79,744        167,638
     Correspondent purchases                   527,829        380,872
     Direct retail originations                 78,814         70,004
                                          ------------   ------------
                                               686,387        618,514
                                          ------------   ------------

       Total production                   $  2,166,413   $  2,490,926
                                          ============   ============

Since 1997, we have emphasized purchasing ARM and Hybrid ARM assets, high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first nine months of 2002 and for the year 2001 was 0.78% and 0.12% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, our unamortized net premium as a percent of par was 0.99% as of September 30, 2002, down from 2.83% as of the end of 1997.

During the three month and nine month periods ended September 30, 2002, we securitized $519.5 million and $1.477 million of our ARM loans into a series of privately issued multi-class ARM securities, all of which we retained for our ARM portfolio. We securitize the ARM loans that we acquire into ARM securities for our own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of our portfolio, thereby improving our access to mortgage finance markets. In doing so, we retain all of the economic interest and risk of the loans, except those swapped for Fannie Mae guaranteed certificates. Of the loans that we securitized during the first nine months of 2002, 99.8% were at least Investment Grade securities and 0.2% were subordinate securities that provide credit support to the Investment Grade securities.

As of September 30, 2002, we had commitments to purchase $724.6 million of ARM securities, $103.9 of ARM loans through wholesale channels and $676.8 million of ARM loans through retail channels.

During the three month period ended September 30, 2002, we sold $10.1 million of ARM securities for a gain of $18,000. We did not sell any assets during the third quarter of 2001.

For the quarter ended September 30, 2002, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate ("CPR") of 30%, compared to 30% for the quarter ended September 30, 2001 and 26% for the quarter ended June 30, 2002. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The fair value of our portfolio of ARM assets classified as available-for-sale increased by 0.83% from a negative adjustment of 0.10% of the portfolio as of December 31, 2001, to a positive adjustment of 0.73% as of September 30, 2002. This price improvement was primarily due to the effect of declining medium to long-term interest rates on the fair value of our Hybrid ARM assets. The amount of the adjustment to the fair value on the ARM assets classified as available-for-sale improved from a negative adjustment of $5.3 million as of December 31, 2001, to a positive adjustment of $65.6 million as of September 30, 2002. All of our ARM securities are classified as available-for-sale and are carried at their fair value.

Our ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements which have the effect of offsetting a portion of our borrowing costs, thereby reducing the effect of the lifetime cap feature on our ARM assets and protecting the net margin on our ARM assets in high interest rate environments. As of September 30, 2002, our ARM assets had an average lifetime interest rate cap of 10.97%, far exceeding the current level of interest rates. At September 30, 2002, our Cap Agreements had a remaining notional balance of $2.091 billion with an average final maturity of 1.1 years, compared to a remaining notional balance of $2.254 billion with an average final maturity of
1.5 years at December 31, 2001. At September 30, 2002, the fair value of our Cap Agreements was $0.2 million compared to a fair value of $0.4 million as of December 31, 2001. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above certain specified levels, which range from 6.00% to 12.00% and average approximately 9.95%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements at this time, but will reevaluate this policy on an ongoing basis.

The following table presents information about our Cap Agreement portfolio as of September 30, 2002:

               CAP AGREEMENTS CONTRACTS STRATIFIED BY STRIKE PRICE
                          (Dollar amounts in thousands)

   Hedged      Weighted                                            Weighted
ARM Assets     Average       Cap Agreement                          Average
Balance(1)     Life Cap    Notional Balance    Strike Price     Remaining Term
----------     --------    ----------------    ------------     --------------
$   70,400         8.40%   $         70,531            6.41%       1.2 Years
   200,135         8.40             200,000            7.50        1.2
   479,760         8.84             480,000            8.05        1.2
    25,193         9.90              25,000            9.00        0.2
    25,363        10.07              25,000            9.50        0.2
   135,614        10.67             136,000           10.02        0.5
    53,857        10.92              54,000           10.50        0.4
   470,217        11.40             470,000           11.00        1.0
   280,085        12.30             280,000           11.50        1.9
   569,551        13.21             350,000           12.00        1.0
----------     --------    ----------------    ------------      -----------
$2,310,175        10.97%   $      2,090,531            9.95%       1.1 Years
==========     ========    ================    ============      ===========

----------
 (1) Excludes ARM assets that do not have lifetime interest rate caps or are hybrids that are match funded during their fixed rate period, in accordance with our investment policy.

We enter into interest rate Swap Agreements and Eurodollar Transactions in order to manage our interest rate exposure when financing our ARM assets. We generally borrow money based on short term interest rates, either by entering into borrowings with maturity terms ranging from one month to nine months or by entering into borrowings with longer maturity terms of one to two years that reprice based on a frequency ranging from one month to nine months. Our ARM assets generally have interest rates that reprice based on frequency terms of one to twelve months. Our Hybrid ARMs generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than do our ARM assets. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate based on LIBOR. Both Swap Agreements and Eurodollar Transactions have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements and Eurodollar Transactions. We use Swap

Agreements and Eurodollar Transactions as a cost effective way to lengthen the average repricing period of our variable rate and short-term borrowings such that the average repricing period of our borrowings more closely matches the average repricing period of our ARM assets.

As of September 30, 2002, we were counterparty to forty-six Swap Agreements and had entered into Eurodollar Transactions that together had an aggregate current notional balance of $4.733 billion. In addition, we have also entered into a delayed Swap Agreement with a notional balance of $500 million that becomes effective in August 2003. These Swap Agreements and Eurodollar Transactions hedged our short-term financing during the fixed interest rate period of the Hybrid ARM assets we held in our portfolio and had a weighted average maturity of 2.8 years. Entering into these Swap Agreements and Eurodollar Transactions has enabled us to reduce the interest rate variability of the cost to finance our Hybrid ARM assets by increasing the average period until the next repricing of the associated borrowings from 40 days to 849 days. The average remaining fixed rate term of our Hybrid ARM assets as of September 30, 2002 was 3.7 years. Further, the difference between the duration of Hybrid ARMs and the duration of the borrowings funding Hybrid ARMs, as of September 30, 2002, was approximately two months.

In accordance with Financial Accounting Standards No. 133 ("FAS 133"), we designate all of these Swap Agreements as cash flow hedges and, as of September 30, 2002, carry them on the balance sheet at their negative fair value of $128.5 million. As of September 30, 2002, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $124.1 million. The Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in "Accumulated other comprehensive income" and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

Also, in accordance with FAS 133, we designate all of the Eurodollar Transactions as cash flow hedges and, as of September 30, 2002, carry them on the balance sheet at their negative fair value of $3.8 million. The Eurodollar Transactions hedge the change in the three-month LIBOR interest rate index and we have also entered into short-term borrowings indexed to three-month LIBOR with re-pricing dates that correspond to the expiration dates of the Eurodollar Transactions. As a result, there has not been any measurable ineffectiveness from this activity and, therefore, the gains and losses from this activity have been recorded in "Accumulated other comprehensive income" and will be reclassified to earnings as interest expense is recognized on our hedged short-term borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2002, our net income was $32,610,000, or $0.68 and $0.67 per share, Basic and Diluted EPS, respectively, based on a weighted average of 45,733,000 and 48,493,000 shares outstanding, respectively. That compares to $14,585,000, or $0.52 per share (Basic and Diluted EPS) for the quarter ended September 30, 2001, based on a weighted average of 25,004,000 shares outstanding, a 31% increase in our earnings per share.

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

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY(1)

                                                                                                                     ROE in
                                                                                                         10-Year    Excess of
                  Net                Provision     Gain     Operating                          Net         US       10-Year
   For the     Interest    Hedging      For       on ARM     Expense    Perform.  Preferred   Income/   Treasury   US Treas.
   Quarter      Income/   Expense/    Losses/     Sales/       (2)/       Fee/    Dividend/   Equity     Average    Average
    Ended       Equity     Equity      Equity     Equity     Equity     Equity     Equity     (ROE)      Yield       Yield
   -------     --------   --------   ---------    ------    ---------   -------   ---------   -------   --------   ----------

Sep 30, 2000     11.01%       -         0.33%       -         2.07%        -        2.05%      6.56%      5.89%      0.67%
Dec 31, 2000     11.77%       -         0.21%       0.29%     2.37%      0.06%      2.05%      7.37%      5.57%      1.80%
Mar 31, 2001     17.40%     0.18%       0.22%       -         2.59%      1.12%      2.03%     11.24%      5.04%      6.21%
Jun 30, 2001     18.50%     0.55%       0.18%       -         2.81%      1.26%      1.97%     11.73%      5.28%      6.45%
Sep 30, 2001     21.36%     0.55%       0.25%       -         3.07%      1.76%      1.80%     13.94%      4.99%      8.95%
Dec 31, 2001     25.25%     0.19%       0.08%       -         3.51%      2.70%      1.46%     17.31%      4.76%     12.55%
Mar 31, 2002     22.71%     0.23%        -          -         2.75%      2.29%      1.20%     16.24%      5.79%     11.16%
Jun 30, 2002     22.53%     0.38%        -          0.05%     2.90%      2.27%      1.02%     16.01%      5.11%     10.90%
Sep 30, 2002     23.15%     0.09%        -          0.01%     2.56%      2.75%      0.91%     16.85%      4.27%     12.58%

----------

(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(3)  Excludes performance fees and net of loan servicing fees.

Our return on average common equity was 16.85% for the quarter ended September 30, 2002 compared to 13.94% for the quarter ended September 30, 2001. Our return on equity improved in this past quarter compared to the same quarter of the prior year primarily because our net interest income improved. This improvement was due, in part, to the lower cost of funds of our borrowings and because the yield on our net interest earning assets is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding assets that paid off.

The following table presents the components of our net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                        For the quarters ended September 30,
                                        ------------------------------------
                                                2002            2001
                                        ----------------    ----------------
Coupon interest income on ARM assets      $    113,803        $     72,164
Amortization of net premium                     (4,727)             (6,218)
Cash and cash equivalents                          586                 303
                                          ------------        ------------
    Interest income                            109,662              66,249
                                          ------------        ------------

Reverse repurchase agreements                   38,381              33,788
AAA notes payable                                1,967               5,544
Other borrowings                                 2,848               2,245
Interest rate swaps                             23,953               4,879
                                          ------------        ------------
    Interest expense                            67,149              46,456
                                          ------------        ------------

Net interest income                       $     42,513        $     19,793
                                          ============        ============

As presented in the table above, our net interest income increased by $22.7 million in the third quarter of 2002 compared to the third quarter of 2001. The change was attributable to a $43.4 million increase in interest income primarily due to an increased asset base, partially offset by a $20.7 million increase in interest expense.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

        AVERAGE BALANCE, RATE, INTEREST INCOME AND INTEREST EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                     For the quarters ended September 30,
                                           ---------------------------------------------------------------------------------------
                                                              2002                                         2001
                                           -------------------------------------------   -----------------------------------------
                                                                           Interest                                     Interest
                                              Average       Effective     Income and       Average        Effective    Income and
                                              Balance         Rate          Expense        Balance           Rate        Expense
                                           -----------    ------------    ------------   ------------   ------------  ------------
Interest Earning Assets:
  Adjustable-rate mortgage assets          $ 9,143,764           4.77%   $    109,076   $  4,593,688          5.74%   $     65,946
  Cash and cash equivalents                     93,486           2.51             586         47,745          2.54             303
                                           -----------    -----------    ------------   ------------   -----------    ------------
                                             9,237,250           4.75         109,662      4,641,433          5.71          66,249
                                           -----------    -----------    ------------   ------------   -----------    ------------
Interest Bearing Liabilities:
  Reverse repurchase agreements              7,703,283           3.24          62,334      3,492,997          4.43          38,667
  Collateralized notes payable                 305,911           2.57           1,967        498,110          4.45           5,544
  Other borrowings                             398,690           2.86           2,848        211,450          4.25           2,245
                                           -----------    -----------    ------------   ------------   -----------    ------------
                                             8,407,884           3.19          67,149      4,202,557          4.42          46,456
                                           -----------    -----------    ------------   ------------   -----------    ------------

                                           -----------    -----------    ------------   ------------   -----------    ------------
Net Interest Earning Assets and Spread     $   829,366           1.56%   $     42,513   $    438,876          1.29%   $     19,793
                                           ===========    ===========    ============   ============   ===========    ============
Yield on Net Interest Earning Assets(1)                          1.84%                                        1.71%
                                                          ===========                                  ============

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                             Three Months Ended September 30,
                                                    2002 versus 2001
                                      --------------------------------------------
                                          Rate           Volume          Total
                                      ------------    ------------    ------------
Interest Income:
   ARM assets                         $    (11,148)   $     54,278    $     43,130
   Cash and cash equivalents                    (4)            287             283
                                      ------------    ------------    ------------
                                           (11,152)         54,565          43,413
                                      ------------    ------------    ------------
Interest Expense:
   Reverse repurchase agreements           (10,402)         34,069          23,667
   Collateralized notes payable             (2,341)         (1,236)         (3,577)
   Other borrowings                           (735)          1,338             603
                                      ------------    ------------    ------------
                                           (13,478)         34,171          20,693
                                      ------------    ------------    ------------

Net interest income                   $      2,326    $     20,394    $     22,720
                                      ============    ============    ============

As presented in the table above, net interest income increased by $22,720,000. This increase in net interest income is both a favorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.75% during the third quarter of 2002 from 5.71% during the same period of 2001, a decrease of 0.96%, and our cost of funds decreasing even more to 3.19% from 4.42% during the same time period, a decrease of 1.23%, there was a net favorable rate variance of $2,326,000. This was primarily due to a favorable rate variance on borrowings that increased net interest income by $13,478,000, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $11,152,000. The increased average size of our portfolio during the third quarter of 2002 compared to the same period in 2001 increased net interest income in the amount of $20,394,000. The average balance of our interest-earning assets was $9.237 billion during the third quarter of 2002, compared to $4.641 billion during the same period of 2001 -- an increase of 99.0%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

  COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS(1)
                          (Dollar amounts in millions)

                               Weighted                                                                 Yield on
                   Average      Average                             Yield on                               Net
  As of the        Interest      Fully     Weighted       Yield     Interest                   Net      Interest
   Quarter         Earning      Indexed     Average      Adjust-    Earning      Cost of    Interest    Earning
    Ended           Assets      Coupon      Coupon       ment(2)     Assets       Funds      Spread      Assets
------------     ----------    --------    --------      -------    --------     -------    --------    --------

Sep 30, 2000     $  4,066.1       7.84%       7.68%       0.68 %     7.00 %      6.72 %      0.28 %       0.88%
Dec 31, 2000     $  4,131.4       7.46%       7.75%       0.69 %     7.06 %      6.75 %      0.31 %       0.93%
Mar 31, 2001     $  4,260.2       6.64%       7.47%       0.79 %     6.68 %      5.48 %      1.20 %       1.34%
Jun 30, 2001     $  4,394.4       6.06%       6.84%       0.97 %     5.87 %      4.75 %      1.12 %       1.43%
Sep 30, 2001     $  4,641.4       5.63%       6.49%       0.85 %     5.64 %      3.74 %      1.90 %       1.71%
Dec 31, 2001     $  5,522.5       5.16%       5.96%       0.89 %     5.07 %      3.01 %      2.06 %       2.10%
Mar 31, 2002     $  6,421.4       5.05%       5.42%       0.53 %     4.89 %      3.28 %      1.61 %       1.97%
Jun 30, 2002     $  7,846.1       5.06%       5.27%       0.30 %     4.97 %      3.17 %      1.80 %       1.88%
Sep 30, 2002     $  9,237.3       4.92%       5.10%       0.41 %     4.69 %      3.12 %      1.57 %       1.84%

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                                                         Amortization
                                       Impact of                         of Deferred
    As of the        Premium/          Principal         Hedging          Gain From           Total
     Quarter         Discount          Payments         Activity/          Hedging            Yield
      Ended        Amortization       Receivable          Other            Activity        Adjustment
    ---------      ------------       ----------        ---------        ------------      ----------

Sep 30, 2000           0.56%             0.10%            0.05%            (0.03)%             0.68%
Dec 31, 2000           0.54%             0.13%            0.05%            (0.03)%             0.69%
Mar 31, 2001           0.61%             0.14%            0.04%               --%              0.79%
Jun 30, 2001           0.74%             0.20%            0.03%               --%              0.97%
Sep 30, 2001           0.69%             0.14%            0.02%               --%              0.85%
Dec 31, 2001           0.68%             0.20%            0.01%               --%              0.89%
Mar 31, 2002           0.33%             0.16%            0.04%               --%              0.53%
Jun 30, 2002           0.19%             0.11%            0.00%               --%              0.30%
Sep 30, 2002           0.23%             0.16%            0.02%               --%              0.41%

We recorded hedging expense during the third quarter of 2002 of $173,000. At September 30, 2002, the fair value of our Cap Agreements was $233,000 compared to a fair value of $257,000 as of June 30, 2002, a decrease in fair value of $24,000. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense during the quarter ended September 30, 2002. Additionally, during the third quarter of 2002, we reclassified to earnings $149,000 of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001, in connection with the implementation of FAS 133.

During the third quarter of 2001, we recorded hedging expense of $507,000. At September 30, 2001, the fair value of our Cap Agreements and Option Contracts was $209,000. We determined that the hedge utilizing Cap Agreements was not effective during the third quarter of 2001 and, as a result, the change in fair value of the Cap Agreements was recorded as hedging expense.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans that are not expected to be securitized and on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of September 30, 2002, our whole loans, including those held as collateral for notes payable and those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 32.9% of our portfolio of ARM assets or $3.227 billion.

For the quarter ended September 30, 2002, our ratio of operating expenses to average assets was 0.44%, compared to 0.39% for the same period in 2001 and 0.43% for the prior quarter ended June 30, 2002. The most significant single increase to our expenses was the performance-based fee of $5,044,000 that the Manager earned during the third quarter of 2002 as a result of our achieving a return on shareholders' equity in excess of the threshold as defined in the agreement with the Manager (the "Management Agreement"). Our return on equity prior to the effect of the performance-based fee was 19.60%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.27%. Our other expenses increased by approximately $1,034,000 from the third quarter of 2001 to the third quarter of 2002, primarily due to the operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights ("DERs") and Phantom Stock Rights ("PSRs"), and other corporate matters. TMHL's operations accounted for $863,000 of this increase and our issuance of DERs and PSRs accounted for $422,000 of the increase. Our expense ratios are among the lowest of any company originating and investing in mortgage assets, giving us what we believe to be a significant competitive advantage over more traditional mortgage portfolio lending institutions, such as banks and savings and loan institutions. This competitive advantage enables us to operate with less credit and interest rate risk, and still generate an attractive long-term return on equity when compared to more traditional mortgage portfolio lending institutions.

We pay the Manager an annual base management fee, generally based on average shareholders' equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.20% of the first $300 million of average shareholders' equity, plus 0.88% of average shareholders' equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since the management fee is based on shareholders' equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders' investment, as defined in the Management Agreement, must exceed the average 10-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with our return on shareholders' equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                  Management Fee &                       Total Operating
   For the        Other Expenses/    Performance Fee/      Expenses/
Quarter Ended     Average Assets      Average Assets    Average Assets
-------------     ----------------   ----------------   ----------------

Sep 30, 2000             0.16%                -                0.16%
Dec 31, 2000             0.18%                -                0.18%
Mar 31, 2001             0.20%              0.09%              0.29%
Jun 30, 2001             0.21%              0.10%              0.31%
Sep 30, 2001             0.25%              0.14%              0.39%
Dec 31, 2001             0.28%              0.22%              0.50%
Mar 31, 2002             0.24%              0.20%              0.44%
Jun 30, 2002             0.24%              0.19%              0.43%
Sep 30, 2002             0.22%              0.22%              0.44%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2002, our net income was $84,840,000, or $1.93 and $1.92 per share, Basic and Diluted EPS, respectively, based on a weighted average of 41,401,000 and 44,161,000 shares outstanding, respectively. That compares to $36,951,000, or $1.40 per share (Basic and Diluted EPS), for the nine months ended September 30, 2001, based on a weighted average of 22,841,000 shares outstanding, a 38% increase in our earnings per share.

Our return on average common equity was 16.5% for the nine months ended September 30, 2002 compared to 12.3% for the nine months ended September 30, 2001. Our return on equity improved in this latest nine-month period compared to the same period of the prior year primarily because our net interest income improved. This improvement was due, in part, to the lower cost of funds of our borrowings and because our yield on net interest earning assets is benefiting from acquisitions of loans and other ARM and Hybrid ARM assets acquired at average prices close to par, replacing lower yielding assets that paid off.

The following table presents the components of our net interest income for the nine-month periods ended September 30, 2002 and 2001:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                   2002            2001
                                               ------------    ------------

Coupon interest income on ARM assets           $    297,523    $    222,416
Amortization of net premium                         (13,306)        (16,237)
Cash and cash equivalents                             1,310             976
                                               ------------    ------------
     Interest income                                285,527         207,155
                                               ------------    ------------

Reverse repurchase agreements                        97,658         118,586
AAA notes payable                                     6,823          22,396
Other borrowings                                      7,166           7,148
Interest rate swaps                                  62,786           9,193
                                               ------------    ------------
     Interest expense                               174,433         157,323
                                               ------------    ------------

Net interest income                            $    111,094    $     49,832
                                               ============    ============

As presented in the table above, our net interest income increased by $61.3 million in the first nine months of 2002 compared to the same nine months of 2001. The change was attributable to a $78.4 million increase in interest income due to an increased asset base, partially offset by a $17.1 million increase in interest expense.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

        AVERAGE BALANCE, RATE, INTEREST INCOME AND INTEREST EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                  For the nine-month periods ended September 30,
                                             -------------------------------------------------------------------------------------
                                                                2002                                      2001
                                             ---------------------------------------   -------------------------------------------
                                                                           Interest                                     Interest
                                                Average      Effective    Income and      Average       Effective      Income and
                                                Balance         Rate        Expense       Balance         Rate          Expense
                                             ------------    ---------    ----------   ------------   ------------    ------------
Interest Earning Assets:
  Adjustable-rate mortgage assets            $  7,747,237         4.89%   $  284,217   $  4,398,423           6.25%   $    206,179
  Cash and cash equivalents                        87,662         1.99         1,310         35,175           3.70             976
                                             ------------    ---------    ----------   ------------   ------------    ------------
                                                7,834,899         4.86       285,527      4,433,598           6.23         207,155
                                             ------------    ---------    ----------   ------------   ------------    ------------
Interest Bearing Liabilities:
  Reverse repurchase agreements                 6,424,814         3.33       160,444      3,304,397           5.16         127,779
  Collateralized notes payable                    351,961         2.58         6,823        545,776           5.47          22,396
  Other borrowings                                323,709         2.95         7,166        180,457           5.28           7,148
                                             ------------    ---------    ----------   ------------   ------------    ------------
                                                7,100,484         3.28       174,433      4,030,630           5.20         157,323
                                             ------------    ---------    ----------   ------------   ------------    ------------

                                             ------------    ---------    ----------   ------------   ------------    ------------
Net Interest Earning Assets and Spread       $    734,415         1.58%   $  111,094   $    402,968           1.03%   $     49,832
                                             ============    =========    ==========   ============   ============    ============

Yield on Net Interest Earning Assets(1)                           1.89%                                       1.50%
                                                             =========                                ============

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                        Nine Months Ended September 30,
                                                2002 versus 2001
                                   --------------------------------------------
                                       Rate           Volume          Total
                                   ------------    ------------    ------------
Interest Income:
   ARM assets                      $    (44,817)   $    122,855    $     78,038
   Cash and cash equivalents               (451)            785             334
                                   ------------    ------------    ------------
                                        (45,268)        123,640          78,372
                                   ------------    ------------    ------------
Interest Expense:
   Reverse repurchase agreements        (45,260)         77,925          32,665
   Collateralized notes payable         (11,816)         (3,757)        (15,573)
   Other borrowings                      (3,153)          3,171              18
                                   ------------    ------------    ------------
                                        (60,229)         77,339          17,110
                                   ------------    ------------    ------------

Net interest income                $     14,961    $     46,301    $     61,262
                                   ============    ============    ============

As presented in the table above, net interest income increased by $61,262,000. This increase in net interest income is both a favorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.86% during the first nine months of 2002 from 6.23% during the same period of 2001 (a decrease of 1.37%), and our cost of funds decreasing to 3.28% from 5.20% during the same time period (a decrease of 1.92%), there was a net favorable rate variance of $14,961,000. This was primarily due to a favorable rate variance on borrowings that increased net interest income by $60,229,000, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $45,268,000. The increased average size of our portfolio during the first nine months of 2002, compared to the same period in 2001, increased net interest income in the amount of $46,301,000. The average balance of our interest-earning assets was $7.835 billion during the first nine months of 2002, compared to $4.434 billion during the same period of 2001 -- an increase of 76.7%.

During the first nine months of 2002, we realized a net gain from the sale of ARM securities and fixed-rate loans in the amount of $105,000, as compared to $1,000 during the first nine months of 2001. The sale of ARM securities during the first nine months of 2002 resulted in a net gain of $113,000, and the sale of fixed rate loans by TMHL resulted in a net loss of $8,000.

For the nine months ended September 30, 2002, our ratio of operating expenses to average assets was 0.44%, compared to 0.33% for the same period of 2001. During the first nine months of 2002, the Manager earned a performance-based fee of $11,958,000, or 0.20% of average assets. The Manager earned a performance-based fee of $3,624,000, or 0.11% of average assets during the same nine months of 2001. Other expenses increased by approximately $3,762,000 for the nine months ended September 30, 2002, compared to the same nine-month period in 2001, primarily due to the operations of TMHL, expenses associated with our issuance of DERs and PSRs, and due to other corporate matters. TMHL's operations accounted for $2,461,000 of this increase and our issuance of DERs, PSRs and restricted stock accounted for $1,380,000 of the increase.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds for the quarter ended September 30, 2002 consisted of reverse repurchase agreements totaling $8.314 billion, collateralized notes payable of $286.3 million, and whole loan financing facilities of $393.8 million. Our other significant sources of funds for the quarter ended September 30, 2002 consisted primarily of payments of principal and interest from our ARM assets of $1.185 billion. In the future, we expect our primary sources of funds to continue to consist of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid loans, proceeds from monthly payments of principal and interest on our ARM assets portfolio, proceeds from sales of new equity and occasional asset sales. Our liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at September 30, 2002 had a weighted average effective cost of 2.01%. The reverse repurchase agreements had a weighted average remaining term to maturity of 4.4 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 1.6 years. The collateralized AAA notes payable had a final maturity of January 25, 2029, but will be paid down as the ARM assets collateralizing the notes are paid down. The whole loan financing facilities are committed facilities that mature in March 2003 and November 2002. As of September 30, 2002, $4.422 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six to eighteen months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in the one-month LIBOR rate. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

We have arrangements to enter into reverse repurchase agreements with twenty-five different financial institutions, and, at September 30, 2002, we had borrowed funds from fourteen of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. Additionally, approximately 1.4% of our ARM assets are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates, performance of credit support, or a downgrade of a mortgage pool issuer, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended September 30, 2002. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

As of September 30, 2002, we had $286.3 million of AAA collateralized notes payable outstanding, which are not subject to margin calls. Due to the structure of the collateralized notes payable, their financing is not based on market value or subject to subsequent changes in mortgage credit markets, as is the case of the reverse repurchase agreement arrangements.

As of September 30, 2002, we had entered into three whole loan financing facilities. We borrow money under these facilities based on the fair value of the ARM loans. Therefore, the amount of money available to us under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $300 million and matures in March 2003. Our other two committed whole loan financing facilities also have a borrowing capacity of $300 million each. They both mature in November 2002 and we expect to renew these facilities in the normal course of its business. As of September 30, 2002, we had $393.8 million borrowed against these whole loan financing facilities, at an effective cost of 2.43%.

During February 2002, the Company completed a public offering of 6,210,000 shares of common stock and received net proceeds of $113.5 million under its shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission ("SEC") on July 6, 2001. On August 30, 2002, a new shelf registration statement on Form S-3 registering an additional $400 million of equity securities was declared effective by the SEC. During the three-month and nine-month periods ended September 30, 2002, the Company issued 1,469,200 and 4,000,000 shares of common stock respectively, and received net proceeds of $28.2 million and $76.5 million, respectively under a continuous equity offering program under the July 2001 shelf registration statement. During the three months ended September 30, 2002, the Company issued an additional 302,600 shares of common stock and received net proceeds of $5.7 million under a new continuous equity offering program under the August 2002 shelf registration statement. As of September 3, 2002, $47.4 million and $394.2 million of the Company's registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively.

We have a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of our common stock, and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. During the three- and nine-month periods ended September 30, 2002, we issued 1,206,607 and 3,519,419 shares of common stock, respectively, under the DRP and received net proceeds of $23.0 and $68.8 million, respectively.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings will react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings are usually shorter time periods than that of the ARM assets. Second, interest rates on non-hybrid ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), and our borrowings do not have similar limitations. At September 30, 2002, 16.8% of our total ARM assets were non-hybrid ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARMs (net of the cost of financing Hybrid ARMs). We estimate the duration of the fixed rate period of our Hybrid ARMs and have a policy to hedge the financing of the Hybrid ARMs such that the duration difference between our borrowed funds and the Hybrid ARM assets is less than one year. The cost of financing the unhedged, fixed rate, remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the Hybrid ARMs at the expiration of the hedged period. As a result, if our cost of short-term funds is higher at the expiration of the hedged period, our net interest spread on the remaining balance of a Hybrid ARM asset will be affected unfavorably, and, conversely, if our cost of short-term funds is lower, the net interest spread will be affected favorably. In addition, during a declining interest rate environment, the prepayment of Hybrid ARMs may accelerate causing the amount of fixed rate financing to increase relative to the amount of Hybrid ARMs, possibly resulting in a decline in our net return on Hybrid ARMs as replacement Hybrid ARMs may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARMs than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARMs. In order to manage our exposure to changes in the prepayment speed of Hybrid ARMs, we regularly monitor the balance of Hybrid ARMs and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes may also impact our ARM assets and borrowings differently because our ARM assets are indexed to various indices, whereas the interest rate on our borrowings generally move with changes in LIBOR. During times of global economic instability, U.S. Treasury rates generally decline as foreign and domestic investors increase their investment in U.S. Treasury instruments, because they are considered to be a safe haven for investments. Our non-hybrid ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas our borrowings and other non-hybrid ARM assets may not be affected by the same pressures or to the same degree. As a result, our income can increase or decrease, depending on the relationship between the various indices to which our non-hybrid ARM assets are indexed, compared to changes in our cost of funds. At September 30, 2002, 12.1% of our ARM assets were non-hybrid ARM assets indexed to U.S. Treasury rates.

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

Lastly, because we invest primarily in ARM assets, and approximately 8% to 10% of such assets are purchased with shareholders' equity, our earnings, over time, will tend to increase, after an initial short term decline, following periods when short term interest rates have risen, and decrease after an initial short term increase, following periods when short term interest rates have declined. This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets purchased with shareholders' equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

OTHER MATTERS

The Internal Revenue Code of 1986, as amended (the "Code"), requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of September 30, 2002, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2002, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, Chief Financial Officer and Treasurer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
              At September 30, 2002, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities
              Not applicable

Item 3. Defaults Upon Senior Securities
              Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
              None

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits
                  See "Exhibit Index"

        (b)  Reports on Form 8-K

             The Company filed a Current Report on Form 8-K, dated September 6, 2002, regarding entering into a sales agreement with Cantor Fitzgerald & Co. to sell up to 6,501,559 shares of its common stock from time to time through Cantor Fitzgerald & Co., as sales agent.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


                               THORNBURG MORTGAGE, INC.



Dated:  November 13, 2002      By: /s/ Garrett Thornburg
                                   ---------------------------------------------
                                   Garrett Thornburg
                                   Chairman of the Board and Chief Executive
                                   Officer (authorized officer of registrant)



Dated:  November 13, 2002      By: /s/ Larry A. Goldstone
                                   ---------------------------------------------
                                   Larry A. Goldstone
                                   President and Chief Operating Officer
                                   (authorized officer of registrant)




Dated:  November 13, 2002      By: /s/ Richard P. Story
                                   ---------------------------------------------
                                   Richard P. Story,
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer
                                   (principal accounting officer)

                                 CERTIFICATIONS

I, Garrett Thornburg, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Thornburg Mortgage, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002          By: /s/ Garrett Thornburg
                                     ------------------------------------------
                                     Garrett Thornburg
                                     Chief Executive Officer
                                     (authorized officer of registrant)

                                 CERTIFICATIONS

I, Larry A. Goldstone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thornburg Mortgage, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002            By: /s/ Larry A. Goldstone
                                       ----------------------------------------
                                       Larry A. Goldstone
                                       President and Chief Operating Officer
                                       (authorized officer of registrant)

I, Richard P. Story, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thornburg Mortgage, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  By: /s/ Richard P. Story
                                             -----------------------------------
                                             Richard P. Story
                                             Executive Vice President and Chief
                                             Financial Officer and Treasurer
                                             (authorized officer of registrant)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
-------           -------------------

 99.1             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

 99.3             Certification of Executive Vice President, Chief Financial
                  Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002