Form 10-K
period 2002-12-31
THORNBURG MORTGAGE INC
filed 2003-03-20
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                      to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	85-0404134 (I.R.S. Employer Identification Number)

150 Washington Avenue, Suite 302 Santa Fe, New Mexico (Address of principal executive offices)	87501 (Zip Code)

Registrant’s telephone number, including area code (505) 989-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock ($.01 par value)	New York Stock Exchange
Series A 9.68% Cumulative Convertible Preferred Stock ($.01 par value)	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Yes    X     No

At June 28, 2002, the aggregate market value of the voting stock held by non-affiliates was $847,465,461, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at March 4, 2003: 57,633,721

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 22, 2003, are incorporated by reference into Part III.

This Page Left Intentionally Blank

THORNBURG MORTGAGE, Inc.
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in adjustable and variable rate mortgage (“ARM”) assets comprised of ARM securities and ARM loans, hybrid ARM securities and loans, thereby providing capital to the single-family residential housing market. ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other credit enhancements against losses from loan defaults. While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We use our equity capital and borrowed funds to originate, acquire and invest in ARM assets and seek to generate income for distribution to our shareholders based on the difference between the yield on our ARM assets portfolio and the cost of our borrowings. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and therefore dividend substantially all of our earnings to shareholders, without paying federal or state income tax at the corporate level. See “Federal Income Tax Considerations — Requirements for Qualification as a REIT.” We have five qualified REIT subsidiaries, all of which are consolidated in our financial statements and federal and state income tax returns. Two of these subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are involved in financing our mortgage loan assets. Thornburg Mortgage Home Loans, Inc. (“TMHL”), our wholly owned mortgage-banking subsidiary, conducts our mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL’s two wholly owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the financing of loans by TMHL. Effective January 1, 2002, we changed the tax status of TMHL and its subsidiaries from taxable REIT subsidiaries to qualified REIT subsidiaries because we determined that the activities of these subsidiaries are consistent with permitted REIT activities and the change would not jeopardize our ability to maintain our tax status as a REIT.

We are an externally advised REIT and are managed under a management agreement (the “Management Agreement”) with Thornburg Mortgage Advisory Corporation (the “Manager”) which manages our operations, subject to the supervision of our Board of Directors. See “Employees – The Management Agreement.”

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

You may also find our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of our Board of Directors at our website. These documents are also available in print to any shareholder who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501 or by phoning us at (505) 989-1900.

Please note that the reference to the website address we have cited above is an inactive textual reference made only for purposes of complying with SEC rules.

Corporate Governance

In light of recent legislation and new regulations regarding corporate governance, we would like to highlight our compliance with these new requirements:

•	Our Board of Directors consists of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are also composed exclusively of independent directors.

•	Our long-term incentive plan does not provide for the granting of stock options. All long-term incentive awards are fully expensed in our consolidated income statements, and are fully disclosed in our financial reports.

•	We have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place.

•	We have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures, apply to all of our employees, officers and directors, and foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy designed to prohibit any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information or communicating material nonpublic information to others.

Operating Policies and Strategies

Portfolio Strategies

Our business strategy is to hold ARM assets in portfolio, fund them using equity capital and borrowed funds and generate earnings from the difference or spread between the yield on our assets and our cost of borrowing. We acquire ARM assets by purchasing ARM securities or large packages of ARM loans that other mortgage lending institutions have originated and serviced. Additionally, we originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 100 approved correspondents, and we originate loans directly through TMHL. Currently, TMHL is authorized to lend in forty-two states and has licensing applications pending in additional states. We believe that this diversification of sourcing of ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

In addition to our direct origination efforts, we acquire ARM assets from investment banking firms, broker-dealers and similar financial institutions that regularly make markets in these assets. We also acquire ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe that we have a competitive advantage in the acquisition and investment of these mortgage securities and loans due to the low cost of our operations relative to traditional mortgage investors, such as banks and savings and loans.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of ARM pass-through securities either guaranteed by an agency of the federal government (“Ginnie Mae”), a government-sponsored corporation (“Fannie Mae”) or a federally-chartered corporation (“Freddie Mac”), or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, floating rate classes of collateralized mortgage obligations (“CMOs”), collateralized bond obligations (“CBOs”) which are generally backed by high quality mortgage-backed securities (“MBS”), ARM loans, fixed rate MBS that have an expected duration of one year or less, or short-term investments that either mature within one year or have an interest rate that reprices within one year. Agency securities (“Agency Securities”) are MBS for which a U.S. Government agency or a government-sponsored or federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac, guarantees payments of principal or interest on the certificates. Agency Securities are not rated, but carry an implied AAA rating.

Our ARM assets also include investments in hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. We limit our ownership of hybrid ARM assets with fixed rate periods of greater than five years to no more than 10% of our total assets. We also have a policy to fund our hybrid ARM assets with fixed rate borrowings such that the duration difference of hybrid ARM assets and the corresponding borrowings is one year or less. We use interest rate swap agreements (“Swap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) to fix our borrowing cost.

Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments. High Quality means:

(1)	Agency Securities; or

(2)	securities which are rated within one of the two highest rating categories by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”); or

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

The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

(1)	adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans on single-family, multi-family, commercial or other real estate-related properties so long as they are rated at least Investment Grade at the time of purchase. “Investment Grade” generally means a security rating of BBB or Baa or better by at least one of the Rating Agencies; or

(2)	ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A” quality standards, and acquired for the purpose of future securitization; or

(3)	fixed rate mortgage loans collateralized by first liens on single family residential properties originated for sale to third parties; or

(4)	real estate properties acquired as a result of foreclosing on our ARM loans; or

(5)	as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis.

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected. Our portfolio of ARM assets is currently held at a book price, excluding unrealized gains and losses, of 101.01% of par, down from 102.77% of par as of the end of 1997.

We believe that our status as a mortgage REIT makes an investment in our equity securities attractive for tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts. We do not invest in real estate mortgage investment conduit (“REMIC”) residuals or other CMO residuals that would result in the creation of excess inclusion income or unrelated business taxable income.

Acquisition and Securitization of ARM and hybrid ARM Loans

We acquire and originate high quality mortgage loans through TMHL from three sources: (i) bulk acquisitions, which involve acquiring pools of whole loans which are originated using the seller’s guidelines and underwriting criteria, (ii) correspondent lending, which involves acquiring individual loans from correspondent lenders or other loan originators who originate the individual loans using our underwriting criteria and guidelines or criteria and guidelines that we have approved, and (iii) direct retail loan originations, which are loans that we originate. The loans that we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio, or, in the case of fixed rate loans, sold to third parties.

The loans acquired or originated by TMHL are first lien, single-family residential, ARM and hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest only up to ten years, and fully amortizing thereafter. Interest only loans acquired or originated during 2002 represented 84.4% of total loan production during that period. We believe the interest only loans do not pose additional credit risk due to original effective loan-to-value ratios averaging 70.3% and the credit strength of our borrowers.

All ARM loans that we acquire bear an interest rate tied to an interest rate index. Some loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annual or annual. The ARM loans generally adjust to a margin over a U.S. Treasury index or a LIBOR index. The hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then convert to an ARM loan with the features of an ARM loan described above.

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we hold the High Quality ARM securities and the subordinate certificates in our portfolio that we then finance in the repurchase agreement market or through the issuance of debt obligations in the capital markets. We have a policy that limits the amount of subordinate certificates created from these securitization efforts and rated below Investment Grade that we may hold in our portfolio to 17.5% of our shareholders’ equity, as measured on a historical cost basis.

We believe the acquisition and origination of ARM loans for securitization benefits us by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) generally higher yielding investments in our portfolio.

We offer a loan modification program on all loans that we originate and certain loans that we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower may choose to pay a fee and modify the mortgage loan to any then-available hybrid or adjustable-rate product that we offer at the offered interest rate plus 1/8%, at any time during the life of the loan.

Bulk Acquisitions

Third-party mortgage originators or aggregators sell us pools of single-family residential ARM and hybrid ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller’s loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when all of the borrowers have had their income and assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party then perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loan package, we may not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratios, borrowers’ credit score and other criteria that we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan either meets the seller’s pre-approved underwriting standards and other requirements or is underwritten to our standards. A seller who breaches such representations and warranties may be obligated to repurchase the loan. As added security, we use the services of a third party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original individual loan closing documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Correspondent Lending

In the correspondent lending channel, we acquire mortgage loans from Company-approved correspondent lenders. We pre-qualify all correspondents to determine their financial strength, the soundness of their own established in-house mortgage procedures and their ability to fulfill their representations and warranties to us. Correspondents’ compliance with these qualifications is assessed annually. The majority of loans acquired from correspondents are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents’ product specifications and underwriting guidelines and have been pre-approved by us.

Prior to purchase, we review all of the loans generated by our correspondents to insure product quality and compliance with our guidelines. As an additional due diligence step, we also obtain a mortgage score for each of the loans acquired through correspondents. The mortgage score evaluates not only the borrower’s credit but also the geographic location of the property, the economic viability of the area, the general market conditions and the loan product chosen by the borrower. We believe that obtaining mortgage scores for the loans will help in reducing our securitization costs by insuring that we purchase the highest quality mortgage loans with the lowest risk possible. After closing, we contract with a third party to perform an additional quality control review of certain loans in order to verify that such loans were properly underwritten and to confirm that the loan documents are complete and properly executed.

Direct Retail Loan Origination

Our retail lending strategy consists of using our portfolio lending capability, cost-efficient operation, competitive advantages, strategic partnerships, and available technology, to enable us to provide attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service to prospective borrowers. By eliminating intermediaries, whenever possible, between the borrower and us, the lender, we expect to originate loans for retention in our portfolio at attractive yields while offering our customers innovative mortgage products at competitive rates and fees. Our expansion into retail residential mortgage loan origination is intended to continue our strategy of acquiring only high quality mortgage loans.

We originate mortgage loans through TMHL. As of February 26, 2003, TMHL was authorized to originate loans in the following forty-two states:

Alabama Alaska Arkansas Arizona California Colorado Connecticut Delaware Florida Georgia Idaho Illinois Indiana Iowa	Kentucky Louisiana Maine Maryland Massachusetts Michigan Minnesota Mississippi Missouri Montana Nebraska Nevada New Mexico North Carolina	North Dakota Oklahoma Ohio Oregon South Carolina South Dakota Tennessee Texas Utah Vermont Virginia West Virginia Wisconsin Wyoming

Our direct retail lending origination model is built upon strategic partnerships with third party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We have entered into agreements with two Company-approved third party, private label fulfillment vendors for the processing, underwriting and closing of our retail loans. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience.

We use one of two channels to originate loans directly with borrowers. We originate loans using a call center, where borrowers can call to inquire about loan products and interest rates, as well as to seek advice and counseling regarding qualifying for a loan and the approval process. In 2001, we expanded this channel to employ third party call center specialists versed in mortgage loan origination so that prospective borrowers are able to apply for a loan over the telephone. A completed mortgage loan application along with a request for additional supporting documentation is sent to the borrower for signature. Our loan processors, or their third party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

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

The mortgage origination process is a labor- and document-intensive business that requires significant “back office” systems and personnel. We have contracted with third party mortgage service providers to provide loan processing, underwriting, documentation and closing functions required to originate and close mortgage loans. Additionally, another third party service provider has staffed a mortgage loan call center for our benefit. These services are provided on a private label basis, meaning that these providers will identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

Mortgage Loan Servicing

In the third quarter of 2001, we began purchasing the servicing rights on some of the loans we acquired through the bulk and correspondent loan acquisition programs, with the intent of providing borrowers with integrated, ongoing high quality customer service, as well as loan modification and refinance opportunities. We also retain the servicing rights on loans originated through the retail channel. These efforts are designed to lower prepayment rates on the portfolio through customer retention. We contract with a qualified third party subservicer to service our loans for our customers on a private label basis. This third party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We pay fees for this service based on a fixed fee schedule per mortgage loan.

Underwriting Guidelines

Our underwriting guidelines are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. A credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2002, our borrowers had an average credit score, called a FICO (based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) of 737. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, good credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

Our underwriting guidelines for both the correspondent lending and direct retail loan origination channels are applied in accordance with a procedure that generally requires (1) one appraisal report for loan amounts up to $650 thousand, one appraisal report and one field review for loan amounts between $650 thousand and $1 million, and two appraisal reports for loan amounts greater than $1 million, (2) a review of such appraisal by a third party appraisal review firm for loans over $650 thousand if deemed necessary and (3) an internal review by us of all appraisal reports. Our underwriting guidelines permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit grading category, depending on the creditworthiness of the borrower, the type and use of the property, the purpose of the loan application and the loan amount. All loans with loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

Financing Strategies

We finance our purchased or securitized ARM assets using (i) equity capital and (ii) borrowings, such as reverse repurchase agreements, lines of credit, and other secured or unsecured financings that we may establish with approved institutional lenders. We have established lines of credit and collateralized financing agreements with twenty-two different financial institutions. We generally expect to maintain an equity-to-assets ratio of between 8% and 10%, as measured on a historical cost basis. This ratio may vary from time to time within the above stated range depending upon market conditions and other factors that our management deems relevant, but cannot fall below 8% without the approval of our Board of Directors.

Our borrowings are primarily at short-term interest rates and in the form of reverse repurchase agreements using our ARM securities as collateral. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender, under the Federal Bankruptcy Code, may be allowed to assume or reject the agreement to resell the assets. If a bankrupt lender rejects its obligation to resell pledged assets to us, our claim against the lender for the resulting damages may be treated as one of many unsecured claims against the lender’s assets. These claims would be subject to significant delay and, if and when payments are received, they may be substantially less than the damages that we actually suffer. To mitigate this risk, we enter into collateralized borrowings with only financially sound institutions approved by our Board of Directors, including a majority of unaffiliated directors, and monitor the financial condition of such institutions on an ongoing basis.

We have also financed the purchase of ARM assets by issuing debt obligations in the capital markets, which are collateralized by securitized pools of our ARM assets that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. Using such a structure enables us to issue debt that will not be subject to margin calls once the debt obligation has been issued.

We also enter into financing facilities for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization or until we arrange financing in a capital markets, collateralized debt transaction.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings that have maturities that approximately match the interest rate adjustment periods on our ARM assets. Accordingly, some of our borrowings have variable interest rates or short term fixed (one year or less) maturities because, as of December 31, 2002, 27.7% of our ARM assets had interest rates that adjust within one year. However, for that part of our portfolio that is financing our hybrid ARM assets, which generally have fixed interest rate periods of 3 to 10 years and, as of December 31, 2002, averaged a 3.9-year fixed rate period, we extend the maturity of our borrowings such that the difference between the duration of our hybrid ARM assets and the duration of the fixed-rate borrowings funding our hybrid ARM assets is no more than one year. By maintaining a duration mismatch of less than one year, we expect the net market value change of our hybrid ARM portfolio and associated fixed-rate liabilities to be no more than 1.00% for a 1.00% change in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. We generally accomplish this fixed rate maturity extension through the use of Swap Agreements and Eurodollar Transactions. When we enter into a Swap Agreement, we generally agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We enter into Eurodollar Transactions in order to hedge changes in our forecasted three-month LIBOR based liabilities. These Swap Agreements and Eurodollar Transactions have the effect of converting our short-term borrowings into fixed-rate borrowings over the life of the Swap Agreements and Eurodollar Transactions. As of December 31, 2002, our current Swap Agreements and Eurodollar Transactions that hedged the financing of hybrid ARM assets had a remaining fixed rate term to maturity of 2.8 years and a duration mismatch of approximately 3 months, which is in compliance with our hedging policy.

We may also enter into Swap Agreements to manage the average interest rate reset period on our borrowings that finance non-hybrid ARM assets. We may also use Swap Agreements from time to time to change from one interest rate index to another interest rate index and thus decrease further the basis risk between our interest-yielding assets and the financing of such assets.

In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into interest rate cap agreements (“Cap Agreements”) which have the effect of offsetting a portion of our borrowing costs, thereby reducing the effect of the lifetime cap feature on our ARM assets and protecting the net margin on our ARM assets in high interest rate environments. A Cap Agreement is a contractual agreement for which we pay a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements owned as of December 31, 2002, we will receive cash payments if the applicable index, generally the three- or six-month LIBOR index, increases above certain specified levels, which range from 6.00% to 12.00% and average 10.00%. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap.

In addition, some ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. We do not hedge against the risk of our borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of December 31, 2002, $8.6 billion of our ARM securities and ARM loans did not have periodic caps or were hybrid ARM assets, representing 83.5% of total ARM assets.

We may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes, although we have not, to date, entered into these types of transactions. We may also use from time to time futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments. In connection with our use of these instruments, the Commodity Futures Trading Commission has indicated to us that it will not seek enforcement against our directors for failure to register as “Commodity Pool Operators” or against the Manager for failure to register as a “Commodity Trading Adviser.”

The hedging transactions that we currently use generally are designed to protect our net interest income during periods of changing market interest rates. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge, particularly with respect to hedging against periodic cap risk. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets. See “Federal Income Tax Considerations — Requirements for Qualification as a REIT.”

Operating Restrictions

Our Board of Directors has established our operating and investing policies and strategies, and any revisions in such policies and strategies require the approval of the Board of Directors, including a majority of the unaffiliated directors. In general, the Board of Directors has the power to modify or alter such policies without the consent of our shareholders.

We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines, which include restrictions on our acquisition, holding and sale of assets, thus limiting the investment strategies that we may employ. Substantially all the assets that we have acquired and will acquire for investment are expected to be real estate assets (“Qualified REIT Assets”) as defined by the Internal Revenue Code of 1986, as amended (the “Code”). Our whole loans and our ARM securities and other MBS fall within the definition of Qualified REIT Assets.

We closely monitor our purchases of ARM assets and the income from such assets, including from our hedging strategies, so that we maintain our qualification as a REIT at all times. We developed certain accounting systems and testing procedures with the help of qualified accountants and tax experts to facilitate our ongoing compliance with the REIT provisions of the Code. See “Federal Income Tax Considerations — Requirements for Qualification as a REIT.”

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation of the staff of the SEC, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. We closely monitor our compliance with this requirement and we intend to maintain our exempt status. We have been able to maintain our exemption so far through the purchase of whole pool Agency Securities and privately issued ARM securities and loans that qualify for the exemption. See “Portfolio of Mortgage Assets — Pass-Through Certificates — Privately Issued ARM Pass-Through Certificates.”

PORTFOLIO OF MORTGAGE ASSETS

As of December 31, 2002, ARM assets comprised 99.0% of our total assets. We have invested in the following types of ARM assets in accordance with the operating policies established by our Board of Directors and described in “Business — Operating Policies and Strategies — Operating Restrictions.”

Pass-Through Certificates

Our investments in mortgage assets are concentrated in High Quality ARM pass-through certificates, which account for 90.0% of the ARM assets that we hold. These certificates consist of Fannie Mae, Freddie Mac and privately issued ARM pass-through certificates that meet the High Quality credit criteria. See “Business — Operating Policies and Strategies — Investment Strategies.” The High Quality ARM pass-through certificates that we acquire represent interests in ARM loans that are secured primarily by first liens on single-family (one-to-four units) residential properties, although we may also acquire ARM pass-through certificates secured by liens on other types of real estate-related properties. We also include in this category of assets a portion of the ARM and hybrid ARM loans that have been deposited in a trust and held as collateral for our notes payable in the amount equivalent to the “AAA” portion of the debt issued by the trust.

The following is a discussion of each type of pass-through certificate that we held as of December 31, 2002:

Freddie Mac ARM Programs

Freddie Mac is a shareholder-owned, federally chartered enterprise created pursuant to an Act of Congress on July 24, 1970. The principal activity of Freddie Mac consists of the purchase of first lien, conventional residential mortgages, including both whole loans and participation interests in such mortgages and the resale of the loans and participations in the form of guaranteed mortgage assets. Each Freddie Mac ARM Certificate issued to date has been issued in the form of a pass-through certificate representing an undivided interest in a pool of ARM loans purchased by Freddie Mac. The ARM loans included in each pool are fully amortizing, conventional mortgage loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. The interest rates paid on Freddie Mac ARM Certificates adjust periodically on the first day of the month following the month in which the interest rates on the underlying mortgage loans adjust.

Freddie Mac guarantees to each holder of its ARM Certificates the timely payment of interest at the applicable pass-through rate and the ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the related ARM loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the U.S. Government. If Freddie Mac were unable to satisfy such obligations, distributions to holders of Freddie Mac ARM Certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, monthly distributions to holders of Freddie Mac ARM Certificates would be affected by delinquent payments and defaults on such mortgage loans.

Fannie Mae ARM Programs

Fannie Mae is a government sponsored, privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from mortgage loan originators, thereby replenishing their funds for additional lending. Fannie Mae established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of assets through REMICS under the Code. Each Fannie Mae ARM Certificate issued to date has been issued in the form of a pass-through certificate representing a fractional undivided interest in a pool of ARM loans formed by Fannie Mae. The ARM loans included in each pool are fully amortizing conventional mortgage loans secured by a first lien on either one-to-four family residential properties or multi-family properties. The original term to maturity of the mortgage loans generally does not exceed 40 years. Fannie Mae has issued several different series of ARM Certificates. Each series bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae’s guarantee fee.

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

Privately Issued ARM Pass-Through Certificates

Privately issued ARM pass-through certificates are structured similar to the agency certificates discussed above but are issued by originators of, and investors in, mortgage loans, including us, savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM pass-through certificates are usually backed by a pool of conventional ARM loans and are generally structured with one or more types of credit enhancement, including pool insurance, guarantees, or subordination. Accordingly, privately issued ARM pass-through certificates typically are not guaranteed by an entity having the credit status of Freddie Mac or Fannie Mae.

Privately issued ARM pass-through certificates that are credit enhanced by mortgage pool insurance provide us with an alternative source of ARM assets (other than agency ARM assets) that meet the Qualifying Interests test for purposes of maintaining our exemption under the Investment Company Act. However, since many providers of mortgage pool insurance have stopped providing such insurance, privately issued ARM pass-through certificates are not commonly available.

Collateralized Mortgage Obligations (“CMOs”), Multi-class Pass-Through Securities and Collateralized Bond Obligations (“CBOs”)

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

The CBOs that we have acquired are debt obligations, but are collateralized by security interests in portfolios of High Quality, low duration, mortgage-backed, asset-backed and other fixed and floating rate securities managed by third parties. We only acquire CBOs that have portfolios that consist primarily of High Quality mortgage-backed securities. In a CBO transaction, principal and interest payments are used to pay current period interest and any excess is reinvested into the portfolio. The amount of proceeds at maturity on the CBO classes that we own is generally dependent upon the total rate of return performance of the underlying collateral and can result in a final redemption value that is less than the face value of the investment. CBOs typically do not amortize monthly; rather, they mature on a specific maturity date.

Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs, CBOs or multi-class pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

The multi-class pass-through securities that we create or purchase are typically backed by ARM securities or ARM loans, however we also purchase variable rate classes of CMOs and CBOs that are backed by both fixed- and adjustable-rate mortgages that are issued by a U.S. Government agency, federally chartered or government-sponsored enterprises or other private issuers.

Multi-class pass-through securities are usually structured with credit enhancement whereby certain classes are given priority of payment over other classes. Credit enhancement takes the form of internal credit support via allocation of losses to lower rated classes. Accordingly, the higher the rating level, the more likely it is that cash flows from the underlying mortgage loans will be sufficient to meet the scheduled payments of interest and principal on any given class.

The classes of securities we have purchased were all rated at least Investment Grade by one of the Rating Agencies at the time of purchase, and in most cases are High Quality. We do not purchase classes with below Investment Grade ratings. We do own securities rated below Investment Grade that were created as a result of securitizing our loans.

ARM and hybrid ARM Loans

When originating or acquiring ARM and hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. Our borrowers generally make large down payments and have adequate liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is well valued, appropriate to the neighborhood and located in a stable market. The ARM and hybrid ARM loans we have acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets. Pledged assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. We acquire loans that are generally underwritten to “A” quality standards. We consider loans to be “A” quality when they are underwritten so as to assure that the borrower has adequate verified income to make the required loan payment, adequate verified equity in the underlying property, adequate liquid asset reserves, job stability and is willing and able to repay the mortgage as demonstrated by an excellent credit history. As a result, the loans we acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values, or are seasoned loans with good payment history. The average original effective loan-to-value ratio of our loans averaged 66.7% as of December 31, 2002.

If an ARM or hybrid ARM loan acquired has a loan-to-value ratio above 80%, we require the borrower to pay for private mortgage insurance or acquire additional collateral, providing additional protection to us against credit risk. We only acquire loans with original maturities of forty years or less. The ARM and hybrid ARM loans are either fully amortizing or are interest only, generally up to ten years, and fully amortizing thereafter. All ARM loans we acquire bear an interest rate tied to an interest rate index. Some loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is either monthly, semi-annual or annual. The ARM loans generally adjust based upon the following indices: a U.S. Treasury Bill index, a LIBOR index, a Certificate of Deposit index, a Cost of Funds index or Prime Rate index. The hybrid ARM loans have an initial fixed rate period, generally 3 to 10 years, and then convert to an ARM loan with the features of an ARM loan described above.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

In accordance with the Private Securities Litigation Reform Act of 1995 (the “1995 Act”), we can obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Readers should understand that many factors govern whether any forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected.

We actively manage the risks associated with our business. Interest rate risks, credit risks, earnings volatility, REIT qualification risks and other risks are monitored, measured and quantified by management in order to assure minimal earnings and dividend fluctuations. However, investors should understand the nature of the risks that we face. Those key risks are discussed below. If we fail to manage these risks, our actual results could differ from our expectations.

ARM yields change as short term interest rates change.

•	In low short term interest rate environments, the yields on our ARM assets will be low, reducing return on equity.

•	We own ARM assets tied to various interest rate indices. If the interest rate indices applicable to our ARM assets change independently of other market interest rates, our ARM yields, spreads and earnings may be adversely affected.

•	We own ARM assets with various repricing, or interest rate adjustment frequencies. The yields on these assets may also respond to changes in their underlying indices on a delayed basis due to borrower notification requirements. As a result, our yields and earnings on these assets could be temporarily below longer term expectations.

•	Increases in interest rates may result in a decline in the fair value of our ARM assets. A decrease in the fair value of our ARM assets will result in a reduction of our book value due to the accounting rules that we follow.

We borrow money to fund the purchase of additional ARM assets. A significant contributor to our earnings is the interest margin between the yield on our ARM assets and the cost of our borrowings.

•	All of the risks highlighted above could be magnified because we use borrowed funds to acquire additional ARM assets for our portfolio.

•	Our ability to borrow and our cost of borrowing could be adversely affected by deterioration in the quality or fair value of our ARM assets or by general availability of credit in the mortgage market.

•	We borrow funds based on the fair value of our ARM assets less a margin amount. If either the fair value of our ARM assets declines, or our margin requirements increase, we could be subject to margin calls that would require us to either pledge additional ARM assets as collateral or reduce our borrowings. If we did not have sufficient unpledged assets or liquidity to meet these requirements, we may need to sell assets under adverse market conditions to satisfy our lenders.

•	Our borrowings are tied primarily to the LIBOR interest rates, while our assets are indexed to LIBOR and other various interest rate indices. If these other short-term indices move differently than LIBOR, our earnings could be adversely affected to the extent of the difference.

•	The interest rate adjustment or repricing characteristics of our ARM assets and borrowings may not be perfectly matched. Rising interest rates could adversely affect our earnings and dividends if the interest payments that we must make on our borrowings rise faster than the interest payments we earn on our ARM assets. Declining interest rates could adversely affect our earnings and dividends if the interest payments we receive on our ARM assets decline more quickly than the interest payments that we must make on our borrowings. In general, our borrowings adjust more frequently than the interest rates on our ARM assets.

•	Some of our ARM assets have caps that limit the amount that the interest rate can change for a given change in an underlying index. Our borrowings do not have similar limitations. If the interest rate change on our ARM assets is limited while the interest rates on our borrowings increase, our portfolio margins and earnings may be adversely affected.

•	We employ various hedging and funding strategies to minimize the adverse impact that changing interest rates might have on our earnings, but our strategies may prove to be less effective in practice than we anticipate, or our ability to use such strategies may be limited due to our need to comply with federal income tax requirements that are necessary to preserve our REIT status.

•	The fair value of the hedging instruments that we use to manage our interest rate risk may decline during periods of declining interest rates, adversely affecting our book value because of the accounting rules that we follow.

Our mortgage assets may be prepaid at any time at the borrower’s option.

•	Mortgage prepayment rates typically rise during falling interest rate environments. If mortgages prepay, the prepayment proceeds may be invested in lower yielding assets, thus reducing earnings.

•	Mortgage prepayment rates typically fall during rising interest rate environments. If mortgages do not prepay, we would have less cash flow to use to purchase new mortgage assets in a higher interest rate environment, potentially adversely affecting earnings.

•	We purchase and originate ARM assets at prices greater than par. We amortize the premiums over the expected life of the ARM asset. To the extent that we have purchased such assets, our yields, spreads and earnings could be adversely affected if mortgage prepayment rates are greater than anticipated at the time of acquisition because we would have to amortize the premiums at a faster rate.

We acquire hybrid ARMs that have fixed interest rate periods.

•	A decline in interest rates may result in an increase in prepayment of our hybrid ARMs, which could cause the amount of our fixed rate financing to increase relative to the total amount of our hybrid ARM assets. This may result in a decline in our net spread on hybrid ARM assets as replacement hybrid ARM assets may have a lower yield than the assets that are paying off.

•	An increase in interest rates may result in a decline in prepayment of our hybrid ARMs, requiring us to finance a greater amount of hybrid ARM assets than originally anticipated at a time when interest rates may be higher, which would result in a decline in our net spread on hybrid ARM assets.

•	We typically do not borrow fixed rate funds to cover the last year of the fixed rate period of our hybrid ARMs because, at that point, the next repricing period is within one year which is consistent with our investment policy of investing in ARM assets that reprice within one year or less. As a result, higher short term interest rate borrowings that we acquire to finance the remaining year of the fixed rate period of our hybrid ARMs could adversely affect our portfolio margins and earnings due to a reduced net interest margin.

We originate and acquire ARM loans and ARM securities and have risk of loss due to mortgage loan defaults.

•	The ability of our borrowers to make timely principal and interest payments could be adversely affected by a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses to us.

•	If a borrower defaults on a mortgage loan that we own and if the liquidation proceeds from the sale of the property do not cover our loan amount and our legal, broker and selling costs, we would experience a loss.

•	We bear the risk of loss on loans we have originated or acquired due to hazard losses such as earthquakes, floods, fires or similar hazards, unless the homeowner had insurance for such hazards.

•	We could experience losses if we fail to detect that a borrower has misrepresented its financial situation, or that an appraisal misrepresented the value of the property collateralizing our loan.

•	We purchase ARM securities that have various degrees of third-party credit protection and are rated at least Investment Grade at the time of purchase. It is possible that default and loan loss experience on the underlying securitized loans could exceed any credit enhancement, subjecting us to risk of loss.

Our expansion into mortgage loan origination may not be successful.

•	We rely on third party providers who specialize in the underwriting processing, servicing and closing of mortgage loans. We are dependent upon the availability and quality of the performance of such providers and we cannot guarantee that they will successfully perform the services for which we engage them.

•	As a mortgage lender we are subject to changes in consumer and real estate related laws and regulations that could subject us to lawsuits or adversely affect our profitability or ability to remain competitive.

•	We are competing for mortgage loans against much larger, better-known mortgage originators that could affect our ability to acquire or originate ARM assets at attractive yields and spreads.

•	ARM assets may not always be readily available for purchase or origination in the marketplace at attractive yields because their availability is somewhat dependent on the relationship between 30 year fixed rate mortgage rates and ARM mortgage rates.

Our REIT tax status creates certain risks.

•	The requirements to qualify for REIT tax status are complex and technical, and we may not be able to qualify for reasons beyond our control. Even though we currently exceed all of the requirements for qualifying, a failure to qualify could subject our earnings to taxation at regular corporate rates, thereby reducing the amount of money available for distributions to our shareholders.

•	The REIT tax rules require that we distribute the majority of our earnings as dividends, leaving us limited ability to maintain our future dividend payments if our earnings decline.

•	Because we must distribute the majority of our earnings to shareholders in the form of dividends, we have a limited amount of capital available to internally fund our growth.

•	Additionally, because we cannot retain earnings to grow, we must issue additional shares of stock to grow, which could result in the dilution of our outstanding stock and an accompanying decrease in its market price.

•	Changes in tax laws related to REIT qualifications or taxation of dividends could adversely affect us. On January 7, 2003, the Bush Administration released a tax proposal intended to eliminate one level of the federal “double taxation” that is currently imposed on corporate income for regular C corporations. The Bush Administration’s proposal, if enacted, could decrease the investment attraction of a REIT relative to that of a regular C corporation. It is not possible to predict whether the proposal will be ultimately enacted, the form that it might take, and, if enacted, the effects it may have on the value of our common stock.

The price of our common stock or preferred stock could be adversely affected due to changes in investor perception or preference for income-producing investments, or due to poor performance by other financial services companies, REIT in general, mortgage REIT or other similar companies.

The loss of the Investment Company Act exemption could adversely affect us.

•	We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, we would not be able to operate as we currently do.

We are dependent on certain key personnel.

•	The loss of the services of certain officers and key employees could have an adverse effect on our operations.

Some of our directors and officers have ownership interests in the Manager, which may create conflicts of interest.

•	The Manager is entitled to receive performance-based compensation based on our annualized net income. Undue emphasis placed on maximization of our short-term income at the expense of other criteria could result in increased risk to our long-term earnings.

We may change our policies without shareholder approval.

•	Our Board of Directors establishes all of our operating policies, including our investment, financing and dividend policies. The Board of Directors has the ability and authority to revise or amend those policies without shareholder approval.

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

EMPLOYEES

As of December 31, 2002, we had no employees. Rather, the Manager provides our management and employees, subject to the supervision of our Board of Directors and under the terms of the Management Agreement discussed below.

The Management Agreement

We entered into the Management Agreement with the Manager for a ten-year term, with an annual review required. If we terminate the Management Agreement other than for cause, we must pay the Manager a minimum fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of our common stock, we are combined with another entity, or we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of our Board of Directors and has only such functions and authority as we may delegate to it. The Manager is responsible for our operations and performs all such services and activities relating to the management of our assets and operations. In addition, our wholly owned subsidiaries have entered into separate management agreements with the Manager for additional management services.

The Manager receives an annual base management fee based on average shareholders’ equity, adjusted for liabilities that are not incurred to finance assets (“Average Shareholders’ Equity” or “Average Net Invested Assets” as defined in the Management Agreement), payable monthly in arrears. The base management fee formula is subject to an annual increase based on any increase in the Consumer Price Index over the previous twelve-month period. The Manager is also entitled to receive as incentive compensation for each fiscal quarter an amount equal to 20% of our Net Income (as defined in the Management Agreement), before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 1% over the Ten Year U.S. Treasury Rate. The Management Agreement also requires us to reimburse the Manager for expenses it incurs related to acquiring, securitizing, selling, hedging, and servicing our portfolio of ARM loans. For further information regarding the base management fee, incentive compensation reimbursable expenses and applicable definitions, see our Proxy Statement dated March 20, 2003 under the caption “Certain Relationships and Related Transactions.”

Subject to the limitations set forth below, we pay all our operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of personnel who are performing management services for the Manager and the cost of office space, equipment and other personnel required for the management of our day-to-day operations. The expenses that we are required to pay include costs incident to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of operating personnel, marketing expenses, regular legal and auditing fees and expenses, the fees and expenses of our directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of our custodian and transfer agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico Gross Receipts Tax liability. The expenses we are required to pay, which are attributable to our operations, are limited to an amount per year equal to the greater of 2% of our Average Net Invested Assets or 25% of our Net Income for that year. The determination of Net Income for purposes of calculating the expense limitation is the same as for calculating the Manager’s incentive compensation except that it includes any incentive compensation payable for such period. The Manager must pay expenses in excess of such amount, unless the unaffiliated directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, the Manager may recover such expenses in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. We are also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursement is made monthly, subject to adjustment at the end of each year.

Expenses excluded from the expense limitation are those incurred in connection with the servicing of mortgage loans, the raising of capital, the acquisition and disposition of assets, interest expenses, taxes and license fees, non-cash costs and the incentive management fee.

FEDERAL INCOME TAX CONSIDERATIONS

General

We have elected to be treated as a REIT for federal income tax purposes. In brief, if we meet certain detailed conditions imposed by the REIT provisions of the Code, such as investing primarily in real estate and mortgage loans, we will not be taxed at the corporate level on the taxable income that we currently distribute to our shareholders. We can therefore avoid most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that we would otherwise experience if we were a corporation.

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

Ownership of Common Stock

For all taxable years after the first taxable year for which we elected to be a REIT, a minimum of 100 persons must hold our shares of capital stock for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of our shares and to demand statements from persons who own more than a certain number of our shares regarding their ownership of shares. We must keep a list of those shareholders who fail to reply to such a demand.

We are required to use the calendar year as our taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of our assets must consist of Qualified REIT Assets, government assets, cash and cash items. We expect that substantially all of our assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer’s outstanding securities (with an exception for a qualified electing taxable REIT subsidiary or a qualified REIT subsidiary). Under that exception, the aggregate value of business that we may undertake through taxable subsidiaries is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

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

Distributions

We must distribute to our shareholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any “excess noncash income”. We intend to make distributions to our shareholders in sufficient amounts to meet the distribution requirement.

The Service has ruled that if a REIT’s dividend reinvestment plan allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 95% distribution test. We believe that our DRP complies with this ruling.

Taxation of Shareholders

For any taxable year in which we are treated as a REIT for federal income purposes, the amounts that we distribute to our shareholders out of current or accumulated earnings and profits will be includable by the shareholders as ordinary income for federal income tax purposes unless properly designated by us as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations. Shareholders may not deduct any of our net operating losses or capital losses.

If we make distributions to our shareholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a shareholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares. We will withhold 30% of dividend distributions to shareholders that we know to be foreign persons unless the shareholder provides us with a properly completed Service form for claiming the reduced withholding rate under an applicable income tax treaty.

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning and each of our shareholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Taxation of the Company

We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands.

Item 2. PROPERTIES

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. Our subsidiaries have their principal offices in Santa Fe, New Mexico and are leased from the Manager.

Item 3. LEGAL PROCEEDINGS

At December 31, 2002, there were no pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 25, 2003, we had 56,936,385 shares of common stock outstanding, held by 2,999 holders of record and approximately 55,904 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

				Cash
	Stock Prices			Dividends
				Declared
	High	Low	Close	Per Share

2002
Fourth Quarter ended December 31, 2002	$20.94	$16.20	$20.10	$0.585 (1)
Third Quarter ended September 30, 2002	20.84	16.70	18.79	0.58
Second Quarter ended June 30, 2002	21.33	18.92	19.68	0.57
First Quarter ended March 31, 2002	21.20	17.75	20.04	0.55

2001
Fourth Quarter ended December 31, 2001	$21.50	$16.10	$19.70	$0.55 (2)
Third Quarter ended September 30, 2001	18.45	13.70	16.57	0.50
Second Quarter ended June 30, 2001	16.01	11.55	15.51	0.40
First Quarter ended March 31, 2001	12.24	9.13	12.21	0.30

(1)	The 2002 fourth quarter dividend was declared in December 2002 and paid in January 2003.

(2)	The 2001 fourth quarter dividend was declared in December 2001 and paid in January 2002.

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

Dividend Reinvestment Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRP”) that allows both common and preferred shareholders to reinvest their dividends in, and to purchase, additional shares of our common stock. At our discretion, shareholders may purchase common stock under the DRP directly from us at a discount from the then prevailing market price or in the open market. Shareholders and non-shareholders may also make additional monthly purchases of stock, subject to a minimum of $100 ($500 for non-shareholders) and a maximum of $10 thousand for each optional cash purchase. American Stock Transfer & Trust Company, our transfer agent (the “Agent”), is the trustee and administrator of the DRP. Shareholders who own stock that is registered in their own name and want to participate in the DRP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder’s name and deliver a completed enrollment form to the Agent. Additional information about the DRP (including a prospectus) and forms are available from the Agent or us. It is also available on our website.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K (dollars in thousands, except per share data).

Operations Statement Highlights

	2002	2001	2000	1999	1998

Net interest income	$157,929	$78,765	$36,630	$34,015	$31,040
Net income	$120,016	$58,460	$29,165	$25,584	$22,695
Basic earnings per share	$2.60	$2.09	$1.05	$0.88	$0.75
Diluted earnings per share	$2.59	$2.09	$1.05	$0.88	$0.75
Average common shares — Basic	43,590	24,754	21,506	21,490	21,488
Average common shares — Diluted	46,350	24,803	21,519	21,490	21,488
Taxable income per average common share	$2.64	$2.13	$1.07	$0.99	$0.84
Dividends declared per average common share(1)	$2.285	$1.75	$0.96	$0.92	$1.14
Yield on net interest earning assets (Portfolio Margin)	1.88%	1.67%	0.86%	0.77%	0.64%
Return on average common equity	16.49%	13.82%	6.90%	5.81%	4.80%
Noninterest expense to average assets	0.45%	0.38%	0.16%	0.12%	0.13%

Balance Sheet Highlights

	As of December 31

	2002	2001	2000	1999	1998

Adjustable-rate mortgage assets	$10,335,213	$5,732,145	$4,139,461	$4,326,098	$4,268,417
Total assets	$10,512,932	$5,803,648	$4,190,167	$4,375,965	$4,344,633
Shareholders’ equity(2)	$938,296	$569,224	$395,965	$394,241	$395,484
Historical book value per share(3)	$16.54	$15.12	$15.30	$15.28	$15.34
Market value adjusted book value per share(4)	$14.54	$14.02	$11.67	$11.40	$11.45
Number of common shares outstanding	52,763	33,305	21,572	21,490	21,490
Yield on ARM assets	4.63%	5.09%	7.06%	6.38%	5.86%

(1)	For the applicable year as reported in our quarterly earnings announcements.

(2)	Shareholders’ equity before unrealized market value adjustments of ($105,254), ($36,566), ($78,427), ($83,354) and ($83,661) at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(3)	Shareholders’ equity before unrealized market value adjustments and excluding $65,805 of preferred stock, divided by common shares outstanding.

(4)	Shareholders’ equity after unrealized market value adjustments and excluding preferred stock, divided by common shares outstanding.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and discussed below.

•	Fair Value. We record our ARM securities, Cap Agreements, Swap Agreements and Eurodollar Transactions at fair value. The fair values of our ARM securities, Cap Agreements, Swap Agreements and Eurodollar Transactions are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security or other financial instrument is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security based on characteristics of the security we receive from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Basis Adjustments on ARM Securities. In general, we securitize all of our loans and retain the resulting securities in our ARM portfolio. At the time of securitization, we obtain a credit review of the loans being securitized by one or more of the Rating Agencies. Based on this review, a determination is made, which requires management judgment regarding the expected losses to be realized in the future and we adjust the basis of the securities to their expected realizable value. This is referred to as a “basis adjustment.” In doing so, we establish an account, similar to a loss reserve, to absorb the expected credit losses. The actual losses could be more or less than the amount estimated by management at the time of securitization. Therefore, we monitor the delinquencies and losses on the underlying mortgage loans backing our ARM securities. If the credit performance of the underlying mortgage loans is not as expected, we make a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in our ARM securities portfolio. Any such provision is based on management’s assessment of numerous factors affecting our portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The basis adjustment for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

•	Loan Securitization. We do not sell any of the securities created when we securitize loans for our ARM securities portfolio, but rather retain the beneficial and economic interests of the loans. The securitizations of our loans are not accounted for as sales and we do not record any servicing assets or liabilities as a result of this process.

•	Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARMs.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Financial Condition

At December 31, 2002, we held total assets of $10.5 billion, $10.3 billion of which consisted of ARM assets. That compares to $5.8 billion in total assets and $5.7 billion of ARM assets at December 31, 2001. Since commencing operations, we have purchased either ARM securities (backed by Agency Securities or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies) or ARM loans generally originated to “A” quality underwriting standards. At December 31, 2002, 92.0% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets that we owned as of December 31, 2002, 97.8% are in the form of adjustable-rate pass-through certificates or ARM loans. The remainder is floating rate classes of CMOs (0.4%) or investments in floating rate classes of CBOs (1.8%) backed primarily by ARM mortgaged-backed securities.

The following table presents a schedule of ARM assets owned at December 31, 2002 and December 31, 2001 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

ARM Assets by Issuer and Credit Rating
(Dollar amounts in thousands)

	December 31, 2002			December 31, 2001

	Carrying		Portfolio	Carrying		Portfolio
	Value		Mix	Value		Mix

High Quality:
Agency Securities	$2,682,555		26.0%	$2,401,831		41.9%
Privately Issued:
AAA/Aaa Rating	6,409,860	(1)	62.0	2,699,868	(1)	47.1
AA/Aa Rating	394,096		3.8	372,413		6.5

Total Privately Issued	6,803,956		65.8	3,072,281		53.6

Total High Quality	9,486,511		91.8	5,474,112		95.5

Other Investment:
Privately Issued:
A Rating	63,198		0.6	49,627		0.9
BBB/Baa Rating	31,657		0.3	69,698		1.2
BB/Ba Rating and Below	44,060	(1)	0.4	39,942	(1)	0.7
ARM loans pending securitization	709,787		6.9	98,766		1.7

Total Other Investment	848,702		8.2	258,033		4.5

Total ARM Portfolio	$10,335,213		100.0%	$5,732,145		100.0%

(1)	The AAA Rating category includes $261.3 million and $442.2 million of whole loans as of December 31, 2002 and 2001, respectively, that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third-party and an unrated subordinated certificate retained by the Company in the amount of $31.7 million and $31.8 million as of December 31, 2002 and 2001, respectively. The subordinated certificate is included in the “BB/Ba Rating and Below” category.

As of December 31, 2002 and 2001, we had reduced the carrying value of our securitized ARM loans by $13.8 million and $7.9 million, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, we had reduced the cost basis of other ARM securities by $858.8 thousand and $1.2 million, as of the same dates, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

As of December 31, 2002, 8 of the 9,421 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $3.4 million. At that date, the ARM loan portfolio also included two real estate-owned properties that we acquired as the result of foreclosure processes in the amount of $391.4 thousand. The average original effective loan-to-value ratio on the delinquent loans and the acquired properties was 63.6%. We believe that our current level of basis adjustments and allowance for loan losses is adequate to cover estimated losses from these loans and properties.

The following table presents a summary of the basis adjustments on our securitized ARM loans, the basis adjustments on our purchased ARM securities and allowance for losses on our ARM loans (dollar amounts in thousands):

			Allowance for
	Basis Adjustments		Losses

	Thornburg
	Securitized	Purchased ARM
	ARM Loans	Securities	ARM Loans	Total

Balance, December 31, 2001	$7,925	$1,151	$100	$9,176
Basis adjustment recorded at time of loan securitization	5,839	—	—	5,839
Charge-offs	—	(509)	—	(509)
Recoveries	—	217	—	217

Balance, December 31, 2002	$13,764	$859	$100	$14,723

The following table classifies our portfolio of ARM and short-term mortgage assets by type of interest rate index.

ARM and Short-term Mortgage Assets by Index
(Dollar amounts in thousands)

	December 31, 2002		December 31, 2001

	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix

ARM assets:
Index:
One-month LIBOR	$576,837	5.6%	$633,758	11.1%
Three-month LIBOR	187,624	1.8	171,262	3.0
Six-month LIBOR	834,709	8.1	261,245	4.6
Six-month Certificate of Deposit	93,064	0.9	140,887	2.5
Six-month Constant Maturity Treasury	10,752	0.1	16,809	0.3
One-year Constant Maturity Treasury	1,095,945	10.6	1,651,453	28.8
Cost of Funds	68,165	0.6	182,437	3.2

	2,867,096	27.7	3,057,851	53.5

Hybrid ARM assets	7,468,117	72.3	2,397,629	41.7
One-year maturity – fixed rate	—	—	276,665	4.8

	$10,335,213	100.0%	$5,732,145	100.0%

The ARM portfolio had a current weighted average coupon of 4.99% at December 31, 2002. This consisted of an average coupon of 5.23% on the hybrid portion of the portfolio and an average coupon of 4.27% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.82%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been 3.61%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. The average interest rate on the ARM portion of the portfolio is expected to decrease during 2003 until it reaches the “fully indexed” rate.

As of December 31, 2001, the ARM portfolio had a weighted average coupon of 5.96%. This consisted of an average coupon of 6.26% on the hybrid portion of the portfolio and an average coupon of 5.71% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of the ARM portfolio would have been 5.16%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 2002, the current yield of the ARM assets portfolio was 4.63%, compared to 5.09% as of December 31, 2001. The decrease in the yield of 0.46% as of December 31, 2002, compared to December 31, 2001, is due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.97%. This decline in the average interest rate coupon was partially offset by a lower level of net premium amortization, which had the effect of increasing the yield by 0.38%. Additionally, the relative level of non-interest earning principal payment receivables also increased the portfolio yield by 0.13%. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

The ARM portfolio had an average term to the next repricing date of 2.8 years as of December 31, 2002, compared to 1.7 years as of December 31, 2001. The non-hybrid portion of the portfolio had an average term to the next repricing date of 72 days and the hybrid portion had an average term to the next repricing date of 3.9 years at December 31, 2002. As of December 31, 2002, the hybrid ARM portfolio comprised 72.3% of the total ARM portfolio, compared to 41.7% as of the end of 2001. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings with maturities approximately matching the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, we finance our hybrid ARM portfolio with borrowings hedged with Swap Agreements and Eurodollar Transactions that fix the interest rate on the borrowings such that the duration difference of the fixed interest rate period of the hybrid ARM portfolio and the associated fixed-rate liabilities is one year or less. Duration is a calculation that measures the expected price volatility of financial instruments based on changes in interest rates. By maintaining a duration difference of less than one year, the price change of our hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates, net of the fair value change of our Swap Agreements and other borrowings funding our hybrid ARM portfolio. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2002, the duration difference applicable to our hybrid ARM portfolio was approximately 3 months.

The following table presents various characteristics of our ARM and hybrid ARM loan portfolio as of December 31, 2002. This information pertains to loans held for securitization, loans held as collateral for the notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $3.7 billion.

ARM and Hybrid ARM Loan Portfolio Characteristics

	Average	High	Low

Original loan balance	$405,180	$6,000,000	$31,000
Unpaid principal balance	396,745	6,000,000	808
Coupon rate on loans	5.29%	9.13%	2.13%
Pass-through rate	5.10%	8.73%	2.11%
Pass-through margin	1.92%	4.98%	0.23%
Lifetime cap	11.39%	18.00%	8.13%
Original term (months)	358	480	169
Remaining term (months)	341	479	43

Geographic distribution (top 5 states):		Property type:
California	26.1%	Single-family	86.7	%(1)
Georgia	15.2	Condominium	8.0
Colorado	7.2	Other residential	5.3
New York	6.2
Florida	5.1

		ARM Interest Rate Caps:
Occupancy status:		Initial Cap on hybrid loans:
Owner occupied	86.3%	3.00% or less	8.4%
Second home	11.2	3.01%-4.00%	15.1
Investor	2.5	4.01%-5.00%	29.3
		5.01%-6.00%	14.8
Documentation type:		Periodic Cap on non-hybrid
Full/Alternative	93.6%	loans:
Other	6.4	None	20.2%
		1.00% or less	9.3
		Over 1.00%	2.9

Loan purpose:
Purchase	34.5%
Cash out refinance	29.4	Percent of loan balances that
Rate & term refinance	36.1	are interest only:	79.5	%(2)

Effective original		FICO scores:
loan-to-value:		801 and over	2.8%
90.01% and over (4)	0.8%	751 to 800	40.3
80.01%-90.00% (4)	1.8	701 to 750	34.2
70.01%-80.00%	39.1	651 to 700	18.8
60.01%-70.00%	26.3	601 to 650	3.3
50.01%-60.00%	14.4	600 or less	1.6
50.00% or less	17.6

Average effective original		Average FICO score	737	(3)
loan-to-value:	66.7%

(1)	Single-family properties include DeMinimus PUD properties (a premise within a planned unit development property in which the common property has less than a 2% influence upon the value of the premise) representing 25.2% of the loan portfolio.

(2)	The average effective original loan-to-value on interest only loans is 70.3%.

(3)	FICO is a credit score based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(4)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of December 31, 2002, we serviced $2.0 billion of our loans and had 4,778 customer relationships. We hold all of the loans that we service in our portfolio in the form of ARM securities or loans to be securitized for our portfolio. We have not capitalized any servicing rights.

During the year ended December 31, 2002, we purchased $6.6 billion of ARM securities, 100.0% of which were High Quality assets and $2.8 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during 2002, 79.7% were hybrid ARM assets, 4.9% were fixed-rate, short-term securities and 15.3% were indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for each of the consecutive quarters of 2002, along with total activity for 2002:

ARM Asset Acquisitions by Quarter
(Dollar amounts in thousands)

	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002	Full Year

ARM securities:
Agency Securities	$1,702,698	$730,152	$183,604	$425,668	$3,042,122
High Quality, privately issued	84,425	1,142,260	1,296,422	1,014,293	3,537,400

	1,787,123	1,872,412	1,480,026	1,439,961	6,579,522

Loans:
Bulk acquisitions	200,812	167,638	79,744	114,615	562,809
Correspondent originations	311,603	380,872	527,829	686,195	1,906,499
Direct retail originations	86,942	70,004	78,814	144,025	379,785

	599,357	618,514	686,387	944,835	2,849,093

Total acquisitions	$2,386,480	$2,490,926	$2,166,413	$2,384,796	$9,428,615

Since 1997, we have emphasized purchasing High Quality ARM and hybrid ARM assets, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) paid for ARM assets acquired in 2002 and 2001 was 0.86% and 0.12%, of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.01% of par as of December 31, 2002, down from 102.77% of par as of the end of 1997.

During 2002, we securitized $2.3 billion of our ARM loans into a series of privately issued multi-class ARM securities, all of which we retained for our ARM portfolio. We securitize the ARM loans that we acquire into ARM securities for our own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of our portfolio, thereby improving our access to financing. In doing so, we retain the economic interest and risk of the loans. Of the loans that we securitized during 2002, 99.7% were at least Investment Grade securities and 0.3% were subordinate securities that provide credit support to the Investment Grade securities.

As of December 31, 2002, we had commitments to purchase $22.2 million of ARM securities, $261.6 million of ARM loans through wholesale channels and $728.7 million of ARM loans through origination channels.

For the quarter ended December 31, 2002, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 37%, compared to 29% for the quarter ended December 31, 2001 and 30% for the quarter ended September 30, 2002. The constant prepayment rate averaged approximately 32% during the full year of 2002 compared to 27% during 2001. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

The amount of the adjustment to the fair value on the ARM assets classified as available-for-sale improved from a negative adjustment of $5.3 million as of December 31, 2001, to a positive adjustment of $44.7 million as of December 31, 2002. All of our ARM securities are classified as available-for-sale and are carried at their fair value. This price improvement was primarily due to the effect of declining medium to long-term interest rates on the fair value of our hybrid ARM assets.

Our ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements which have the effect of offsetting a portion of our borrowing costs, thereby reducing the effect of the lifetime cap feature on our ARM assets and protecting the net margin on our ARM assets in high interest rate environments. As of December 31, 2002, our ARM assets had an average lifetime interest rate cap of 11.64%, far exceeding the current level of interest rates. At December 31, 2002, our Cap Agreements had a remaining notional balance of $1.8 billion with an average final maturity of 1.0 year, compared to a remaining notional balance of $2.3 billion with an average final maturity of 1.5 years at December 31, 2001. At December 31, 2002, the fair value of our Cap Agreements was $84.7 thousand compared to a fair value of $430.5 thousand as of December 31, 2001. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above certain specified levels, which range from 6.00% to 12.00% and average 10.00%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements at this time.

The following table presents information about our Cap Agreement portfolio as of December 31, 2002:

Cap Agreement Contracts Stratified by Strike Price
(Dollar amounts in thousands)

Hedged	Weighted			Weighted
ARM Assets	Average	Cap Agreement		Average
Balance (1)	Life Cap	Notional Balance	Strike Price	Remaining Term

$74,992	8.93%	$67,441	6.42%	0.9 Years
222,536	9.95	200,000	7.50	1.0
444,210	10.99	400,000	8.06	1.1
123,174	11.04	111,000	10.02	0.3
15,774	11.29	14,000	10.50	0.7
427,614	11.59	385,000	11.00	0.9
311,013	12.09	280,000	11.50	1.6
575,692	13.09	350,000	12.00	0.8

$2,195,005	11.64%	$1,807,441	10.00%	1.0 Years

(1)	Excludes ARM assets that do not have lifetime caps or are hybrids that are match-funded during their fixed rate period, in accordance with our investment policy.

We enter into Swap Agreements and Eurodollar Transactions in order to manage our interest rate exposure when financing our ARM assets. We generally borrow money based on short term interest rates, either by entering into fixed-rate borrowings with maturity terms ranging from one month to twelve months, or by entering into variable-rate borrowings with maturity terms of six months to two years that reprice based on a frequency ranging from one month to three months. Our non-hybrid ARM assets generally have interest rates that reprice based on frequency terms of one to twelve months. Our hybrid ARM assets generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than these ARM assets. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate based on LIBOR. Both Swap Agreements and Eurodollar Transactions have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements and Eurodollar Transactions. We use Swap Agreements and Eurodollar Transactions as a cost effective way to lengthen the average repricing period of our variable rate and short term borrowings such that the average repricing period of our borrowings more closely matches the average repricing period of our ARM assets.

As of December 31, 2002, we were counterparty to forty-six Swap Agreements having an aggregate notional balance of $4.7 billion and we had also entered into Eurodollar Transactions with an aggregate notional balance of $317.0 million. In addition, we also entered into two delayed Swap Agreements with an aggregate notional balance of $600.0 million that become effective in 2003. These Swap Agreements and Eurodollar Transactions hedged the fixed interest rate period of hybrid ARM assets and had a weighted average maturity of 2.8 years. As a result of entering into these Swap Agreements and Eurodollar Transactions, we have reduced the interest rate variability of our cost to finance our hybrid ARM assets. The average remaining fixed rate term of our hybrid ARM assets as of December 31, 2002 was 3.9 years. Furthermore, the difference between the duration of hybrid ARM assets and the duration of the combination of our borrowings, Swap Agreements and Eurodollar Transactions funding hybrid ARM assets, as of December 31, 2002, was approximately 3 months.

In accordance with Financial Accounting Standards No. 133 (“FAS 133”), we designate all of these Swap Agreements as cash flow hedges and, as of December 31, 2002, carry them on the balance sheet as a liability with a fair value of $147.2 million. As of December 31, 2002, the fair value adjustment for Swap Agreements was a decrease to “Accumulated other comprehensive income” in the amount of $142.6 million. The Swap Agreements and the short term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of these cash flow hedges to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in “Accumulated other comprehensive income” and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

During 2002, we paid $4.9 million to terminate two Swap Agreements that had been hedging the financing of certain hybrid ARM assets that were sold during 2002.

Also, in accordance with FAS 133, we designate all of the Eurodollar Transactions as cash flow hedges and, as of December 31, 2002, carry them on the balance sheet as a liability with a fair value of $8.1 million. The Eurodollar Transactions hedge the change in the three-month LIBOR interest rate index and are designated as hedges of our short term borrowings. We have also entered into short term borrowings indexed to three-month LIBOR with re-pricing dates that correspond to the expiration dates of the Eurodollar Transactions. As a result, there has not been any measurable ineffectiveness from this hedging strategy. Therefore, we have recorded the gains and losses in “Accumulated other comprehensive income” and we will reclassify the gains and losses to earnings as interest expense is recognized on our hedged short-term borrowings.

Results of Operations — 2002 Compared to 2001

For the year ended December 31, 2002, our net income was $120.0 million, or $2.60 and $2.59 per share for Basic and Diluted EPS, respectively, based on a weighted average of 43.6 million and 46.4 million shares outstanding for Basic and Diluted EPS, respectively. That compares to $58.5 million, or $2.09 per share (Basic and Diluted EPS), based on a weighted average of 24.8 million shares outstanding for the year ended December 31, 2001, a 24.4% increase in our earnings per share.

The table below highlights the historical trend in the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective quarter that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity (1)

										ROE in
										Excess of
	Net		Provision	Gain (Loss)	G & A			Net	10-Year	10-Year
For the	Interest	Hedging	For	on ARM	Expense	Perform.	Preferred	Income/	US Treas.	US Treas.
Quarter	Income/	Expense/	Losses/	Sales/	(2)/	Fee/	Dividend/	Equity	Average	Average
Ended	Equity	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)	Yield	Yield

Mar 31, 2000	11.47%		0.41%	—	1.81%	—	2.06%	7.20%	6.47%	0.73%
Jun 30, 2000	10.74%		0.47%	0.06%	1.78%	—	2.05%	6.50%	6.18%	0.32%
Sep 30, 2000	11.01%		0.33%	—	2.07%	—	2.05%	6.56%	5.89%	0.67%
Dec 31, 2000	11.77%		0.21%	0.29%	2.37%	0.06%	2.05%	7.37%	5.57%	1.80%
Mar 31, 2001	17.40%	0.18%	0.22%	—	2.59%	1.12%	2.03%	11.24%	5.04%	6.21%
Jun 30, 2001	18.50%	0.55%	0.18%	—	2.81%	1.26%	1.97%	11.73%	5.28%	6.45%
Sep 30, 2001	21.36%	0.55%	0.25%	—	3.07%	1.76%	1.80%	13.94%	4.99%	8.95%
Dec 31, 2001	25.25%	0.19%	0.08%	—	3.51%	2.70%	1.46%	17.31%	4.76%	12.55%
Mar 31, 2002	23.16%	0.23%	—	—	2.80%	2.34%	1.22%	16.56%	5.08%	11.49%
Jun 30, 2002	22.53%	0.38%	—	0.05%	2.90%	2.27%	1.02%	16.01%	5.11%	10.90%
Sep 30, 2002	23.15%	0.09%	—	0.01%	2.56%	2.75%	0.91%	16.85%	4.27%	12.58%
Dec 31, 2002	23.05%	0.16%	—	0.39%	3.24%	2.74%	0.82%	16.49%	4.00%	12.48%

(1)	Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)	General and administrative (“G & A”) expense excludes performance fees and is net of loan servicing fees.

Our return on average common equity was 16.49% for the year ended December 31, 2002 compared to 13.82% for the year ended December 31, 2001. Our return on equity improved in this past year compared to the prior year primarily because our net interest income improved due to lower cost of funds of our borrowings and because the yield on our ARM portfolio is benefiting from acquisitions of loans and other ARM and hybrid ARM assets acquired at average prices close to par, replacing lower yielding ARM assets that paid off.

The following table presents the components of our net interest income for the years ended December 31, 2002 and 2001:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	2002	2001

Coupon interest income on ARM assets	$419,456	$299,911
Amortization of net premium	(19,229)	(22,696)
Cash and cash equivalents	1,740	1,379

Interest income	401,967	278,594

Reverse repurchase agreements	135,346	146,577
Collateralized notes payable	8,436	26,000
Other borrowings	11,260	9,459
Interest rate swaps	88,996	17,793

Interest expense	244,038	199,829

Net interest income	$157,929	$78,765

As presented in the table above, our net interest income increased by $79.2 million in 2002 compared to 2001. The change was attributable to a $123.4 million increase in interest income primarily due to an increased asset base, partially offset by a $44.2 million increase in interest expense.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table
(Dollar amounts in thousands)

	For the years ended December 31,

	2002			2001

			Interest		Interest
	Average	Effective	Income/	Average	Effective	Income/
	Balance	Rate	Expense	Balance	Rate	Expense

Interest Earning Assets:
Adjustable-rate mortgage assets	$8,303,133	4.82%	$400,227	$4,657,324	5.95%	$277,215
Cash and cash equivalents	99,285	1.75	1,740	48,487	2.84	1,379

	8,402,418	4.78	401,967	4,705,812	5.92	278,594

Interest Bearing Liabilities:
Reverse repurchase agreements	6,886,784	3.26	224,342	3,544,267	4.64	164,370
Collateralized notes payable	332,726	2.54	8,436	524,773	4.95	26,000
Other borrowings	407,234	2.77	11,260	202,188	4.68	9,459

	7,626,744	3.20	244,038	4,271,228	4.68	199,829

Net Interest Earning Assets and Spread	$775,674	1.58%	$157,929	$434,584	1.24%	$78,765

Yield on Net Interest Earning Assets (1)		1.88%			1.67%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Years Ended December 31,
	2002 versus 2001

	Rate	Volume	Total

Interest Income:
ARM assets	$(52,723)	$175,735	$123,012
Cash and cash equivalents	(529)	890	361

	(53,252)	176,625	123,373

Interest Expense:
Reverse repurchase agreements	(48,913)	108,885	59,972
Collateralized notes payable	(12,695)	(4,869)	(17,564)
Other borrowings	(3,868)	5,669	1,801

	(65,476)	109,685	44,209

Net interest income	$12,224	$66,940	$79,164

As presented in the table above, net interest income increased by $79.2 million. This increase in net interest income is both a favorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.78% during 2002 from 5.92% during 2001, a decrease of 1.14%, and our cost of funds decreasing even more to 3.20% from 4.68% during the same time period, a decrease of 1.48%, there was a net favorable rate variance of $12.2 million. This was primarily due to a favorable rate variance on borrowings that increased net interest income by $65.5 million, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $53.3 million. The increased average size of our portfolio during 2002 compared to 2001 increased net interest income in the amount of $66.9 million. The average balance of our interest-earning assets was $8.4 billion during 2002, compared to $4.7 billion during 2001 — an increase of 78.5%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest Earning Assets (1)
(Dollar amounts in millions)

		Weighted
	Average	Average			Yield on			Yield on
As of the	Interest	Fully	Weighted	Yield	Interest		Net	Net Interest
Quarter	Earning	Indexed	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	Coupon	ment (2)	Assets	Funds	Spread	Assets

Mar 31, 2000	$4,471.0	7.77%	7.26%	0.68%	6.58%	6.32%	0.26%	0.83%
Jun 30, 2000	$4,344.6	7.87%	7.48%	0.59%	6.89%	6.75%	0.14%	0.81%
Sep 30, 2000	$4,066.1	7.84%	7.68%	0.68%	7.00%	6.72%	0.28%	0.88%
Dec 31, 2000	$4,131.4	7.46%	7.75%	0.69%	7.06%	6.75%	0.31%	0.93%
Mar 31, 2001	$4,260.2	6.64%	7.47%	0.79%	6.68%	5.48%	1.20%	1.34%
Jun 30, 2001	$4,394.4	6.06%	6.84%	0.97%	5.87%	4.75%	1.12%	1.43%
Sep 30, 2001	$4,641.4	5.63%	6.49%	0.85%	5.64%	3.74%	1.90%	1.71%
Dec 31, 2001	$5,522.5	5.16%	5.96%	0.89%	5.07%	3.01%	2.06%	2.10%
Mar 31, 2002	$6,421.7	5.05%	5.42%	0.53%	4.89%	3.28%	1.61%	1.97%
Jun 30, 2002	$7,846.1	5.06%	5.27%	0.30%	4.97%	3.17%	1.80%	1.88%
Sep 30, 2002	$9,237.3	4.92%	5.10%	0.41%	4.69%	3.12%	1.57%	1.84%
Dec 31, 2002	$10,104.7	4.82%	4.99%	0.40%	4.59%	2.79%	1.80%	1.85%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the effect of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables.

     The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

				Amortization
		Impact of		of Deferred
As of the	Premium/	Principal	Hedging	Gain From	Total
Quarter	Discount	Payments	Activity/	Hedging	Yield
Ended	Amortization	Receivable	Other	Activity	Adjustment

Mar 31, 2000	0.57%	0.07%	0.07%	(0.03)%	0.68%
Jun 30, 2000	0.46%	0.10%	0.06%	(0.03)%	0.59%
Sep 30, 2000	0.56%	0.10%	0.05%	(0.03)%	0.68%
Dec 31, 2000	0.54%	0.13%	0.05%	(0.03)%	0.69%
Mar 31, 2001	0.61%	0.14%	0.04%	—	0.79%
Jun 30, 2001	0.74%	0.20%	0.03%	—	0.97%
Sep 30, 2001	0.69%	0.14%	0.02%	—	0.85%
Dec 31, 2001	0.68%	0.20%	0.01%	—	0.89%
Mar 31, 2002	0.33%	0.16%	0.04%	—	0.53%
Jun 30, 2002	0.19%	0.11%	0.00%	—	0.30%
Sep 30, 2002	0.23%	0.16%	0.02%	—	0.41%
Dec 31, 2002	0.29%	0.07%	0.04%	—	0.40%

We recorded hedging expense during 2002 of $1.4 million. At December 31, 2002, the fair value of our Cap Agreements was $84.7 thousand compared to a fair value of $430.5 thousand as of December 31, 2001, a decrease in fair value of $850.9 thousand, after adjusting for purchasing Cap Agreements during 2002 for $505.0 thousand. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense. Additionally, during 2002, we incurred hedging expenses of $32.4 thousand related to Eurodollar Transactions and we also reclassified to earnings $542.5 thousand of the transition adjustment recorded in “Accumulated other comprehensive income” on January 1, 2001, in connection with the implementation of FAS 133. For the year 2001, we recorded hedging ineffectiveness in the amount of $758.3 thousand and reclassified to earnings $578.7 thousand of the transition adjustment, for total hedging expense of $1.3 million.

We have recorded no provision for estimated credit losses in 2002 compared to a provision of $653.3 thousand in 2001. Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for the total amount of $173.9 thousand. In addition, in November of 2001, we made the determination that virtually all of our loans were expected to be securitized and that none of our loans were expected to experience a loss prior to securitization. Therefore, we discontinued our provision for estimated loan losses. We completed two loan securitization transactions in November and December 2001 and transferred the loan loss reserve associated with the securitized loans to the cost basis of the resulting securities. We will continue to evaluate our estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization. As of December 31, 2002, our whole loans, including those held as collateral for notes payable and those that we have securitized but for which we have retained credit loss exposure, accounted for 36.9% of our portfolio of ARM assets or $3.7 billion.

During 2002, we sold $697.9 million of ARM securities for a net gain of $5.8 million and $4.1 million of ARM loans for a net loss of $8.1 thousand. We also terminated two Swap Agreements during 2002 at a loss of $4.9 million. During 2001, we sold $108.4 million of ARM assets for a net gain of $1.4 thousand.

As a REIT, we are required to declare dividends amounting to at least 85% of each year’s taxable income by the end of each calendar year and to declare dividends amounting to at least 90% of our taxable income for each year by the time we file our applicable tax return. Therefore, we generally pass through substantially all of our earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 2002, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between our earnings as reported based on generally accepted accounting principles and our taxable income before our common dividend deduction:

Reconciliation of Reported Net Income to Taxable Net Income
(Dollar amounts in thousands, except per share amounts)

	For the Years Ended December 31,

	2002	2001

Net income	$120,016	$58,460
Additions:
Provision for credit losses	—	653
Net compensation related items & other	2,213	406
Hedging expense & effect of change in accounting principle	1,426	1,539
Non-REIT Subsidiary taxable loss	—	141
Deductions:
Dividend on Series A Preferred Shares	(6,679)	(6,679)
Amortization of hedges	(1,399)	(1,569)
Actual credit losses on ARM securities	(292)	(198)

Taxable net income available to common shareholders	$115,285	$52,753

Taxable net income available to common shareholders per share	$2.64	$2.13

For the year ended December 31, 2002, our ratio of operating expenses to average assets was 0.45% compared to 0.38% for the year 2001. The most significant single increase to our expenses was the performance-based fee of $17.5 million that the Manager earned during 2002 as a result of our achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. Our return on equity prior to the effect of the performance-based fee was 19.03%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.62% during 2002. The Manager earned a performance-based fee in the amount of $6.7 million in 2001. The expense of our long-term incentive awards increased by $2.7 million from 2001 to 2002, primarily due to the improvement in our stock price and the increase in our dividend. Our other expenses increased by $3.4 million from 2001 to 2002, primarily due to the operations of our mortgage banking subsidiary and other corporate matters. The operations of TMHL accounted for $3.0 million of this increase. Our expense ratios are among the lowest of any company originating and investing in mortgage assets, giving us what we believe to be a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loans. This competitive advantage enables us to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term return on equity when compared to more traditional mortgage portfolio lending institutions.

We pay the Manager an annual base management fee, generally based on average shareholders’ equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.20% of the first $300 million of average shareholders’ equity, plus 0.88% of average shareholders’ equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since this management fee is based on shareholders’ equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders.

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

	Management Fee &			Total
For the	Other Expenses/	TMHL	Performance Fee/	G & A Expense/
Year Ended	Average Assets	Operations	Average Assets	Average Assets

Dec 31, 2000	0.15%	0.01%	—	0.16%
Dec 31, 2001	0.17%	0.07%	0.14%	0.38%
Dec 31, 2002	0.17%	0.07%	0.21%	0.45%

Results of Operations — 2001 Compared to 2000

For the year ended December 31, 2001, our net income was $58.5 million, or $2.09 per share (Basic and Diluted EPS), based on a weighted average of 24.8 million shares outstanding. That compares to $29.2 million, or $1.05 per share (Basic and Diluted EPS), based on a weighted average of 21.2 million shares outstanding for the year ended December 31, 2000. Net interest income for the year totaled $78.8 million, compared to $36.6 million for the same period in 2000. Net interest income is comprised of the interest income earned on portfolio assets less interest expense from borrowings. During 2001, we recorded a net gain on the sale of ARM assets of $1.4 thousand as compared to a net gain of $286.8 thousand during 2000. Additionally, during 2001, we reduced our earnings and the carrying value of our ARM assets by reserving $653.3 thousand for estimated credit losses, compared to $1.2 million during 2000. During 2001, we incurred operating expenses of $18.2 million, consisting of a base management fee of $4.9 million, a performance-based fee of $6.7 million and other operating expenses of $6.6 million. During 2000, we incurred operating expenses of $6.6 million, consisting of a base management fee of $4.2 million, a performance-based fee of $45.9 thousand and other operating expenses of $2.4 million.

Our return on average common equity was 13.82% for the year ended December 31, 2001 compared to 6.90% for the year ended December 31, 2000. The table below highlights the historical trend in the components of return on average common equity and the 10-year U. S. Treasury average yield applicable to the computation of the Manager’s performance fee during each respective year:

Components of Return on Average Common Equity (1)

											ROE in
											Excess of
	Net			Provision	Gain (Loss)	G & A			Net	10-Year	10-Year
For the	Interest	Hedging		For	on ARM	Expense	Perform.	Preferred	Income/	US Treas.	US Treas.
Year	Income/	Expense/		Losses/	Sales/	(2)/	Fee/	Dividend/	Equity	Average	Average
Ended	Equity	Equity		Equity	Equity	Equity	Equity	Equity	(ROE)	Yield	Yield

Dec 31, 1998	9.29%	—		0.61%	-0.08%	1.58%	0.23%	2.00%	4.80%	5.28%	-0.48%
Dec 31, 1999	10.45%	—		0.88%	0.01%	1.72%	—	2.05%	5.81%	5.64%	0.17%
Dec 31, 2000	11.25%	—		0.36%	0.09%	2.01%	0.01%	2.05%	6.90%	6.03%	0.88%
Dec 31, 2001	21.03%	0.41	%(3)	0.17%	—	3.04%	1.79%	1.78%	13.82%	5.02%	8.81%
Dec 31, 2002	22.97%	0.21%		—	0.13%	2.89%	2.55%	0.97%	16.49%	4.62%	11.87%

(1)	Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(2)	Excludes performance fees and net of loan servicing fees.

(3)	Reflects implementation of FAS 133.

The following table presents the components of our net interest income for the years ended December 31, 2001 and 2000:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	2001	2000

Coupon interest income on ARM assets	$299,911	$306,142
Amortization of net premium	(22,696)	(16,273)
Amortization of Cap Agreements	—	(2,386)
Amortization of deferred gain from hedging	—	1,183
Cash and cash equivalents	1,379	1,307

Interest income	278,594	289,973

Reverse repurchase agreements	146,577	202,309
Collateralized notes payable	26,000	52,336
Other borrowings	9,459	3,512
Interest rate swaps	17,793	(4,814)

Interest expense	199,829	253,343

Net interest income	$78,765	$36,630

As presented in the table above, our net interest income was $42.1 million higher during 2001 compared to 2000. The most significant change was the decline in interest expense of $53.5 million.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance And Rate Table
(Dollar amounts in thousands)

	For the Year Ended		For the Year Ended
	December 31, 2001		December 31, 2000

	Average	Effective	Average	Effective
	Balance	Rate	Balance	Rate

Interest Earning Assets:
Adjustable-rate mortgage assets	$4,657,324	5.95%	$4,233,933	6.82%
Cash and cash equivalents	48,487	2.84	19,332	6.76

	4,705,812	5.92	4,253,265	6.82

Interest Bearing Liabilities:
Borrowings	4,271,228	4.68	3,875,118	6.54

Net Interest Earning Assets and Spread	$434,584	0.28%	$378,147	0.28%

Yield on Net Interest Earning Assets (1)		1.67%		0.86%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

As a net result of the yield on our interest-earning assets decreasing to 5.92% during 2001 from 6.82% during 2000 and our cost of funds decreasing to 4.68% from 6.54%, our net interest income increased by $42.1 million. This increase in net interest income is the combined result of a favorable rate variance and a favorable volume variance. There was a net favorable rate variance of $33.4 million, which consisted of an unfavorable variance of $37.4 million resulting from the lower yield on our ARM assets portfolio and other interest-earning assets and a favorable variance of $71.3 million resulting from the decrease in our cost of funds. The higher average amount of interest earning assets during 2001 produced a favorable volume variance of $26.0 million, but this was partially offset by the higher average balance of borrowings that produced an unfavorable volume variance of $17.8 million, resulting in a net favorable volume variance of $8.3 million.

     Our provision for estimated credit losses decreased to $653.3 thousand in 2001 from $1.2 million in 2000, in part, because we decided to discontinue our rate of providing for losses on our whole loan credit exposure late in 2000. During our 2000 third quarter review of the level of our allowance for loan losses and after considering our identifiable loss exposure to delinquent loans and the lack of any significant losses to date recorded in the portfolio, we concluded that our allowance for loan losses had reached a level that it was appropriate to reduce the rate at which we were recording provisions.

     During 2001, we realized $1.4 thousand of net gains on the sale of $108.4 million of ARM assets. During 2000, we realized a net gain of $286.8 thousand from the sale of ARM assets in the amount of $120.0 million.

     The following table provides a reconciliation between our earnings as reported based on generally accepted accounting principles and our taxable income before our common dividend deduction:

Reconciliation of Reported Net Income to Taxable Net Income
(Dollar amounts in thousands)

	Years Ending December 31,

	2001	2000

Net income	$58,460	$29,165
Additions:
Provision for credit losses	653	1,158
Net compensation related items	406	554
Hedging expense & effect of change in accounting principle	1,539	—
Non-REIT Subsidiary taxable loss	141	59
Deductions:
Dividend on Series A Preferred Shares	(6,679)	(6,679)
Amortization of hedges	(1,569)	—
Actual credit losses on ARM securities	(198)	(941)
Use of capital loss carry forward	—	(230)

Taxable net income available to common	$52,753	$23,086

Taxable net income available to common	$2.13	$1.07

For the year ended December 31, 2001, our ratio of operating expenses to average assets was 0.38% compared to 0.16% for 2000. The most significant single increase to our expenses was the performance-based fee of $6.7 million that the Manager earned during 2001 as a result of our achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. Our return on equity, prior to the effect of the performance-based fee, was 15.6% whereas the threshold, the average 10-year treasury rate plus 1%, averaged 6.02% during 2001. The Manager earned a performance-based fee in the amount of $45.9 thousand in 2000. Our other expenses increased by $4.2 million from 2000 to 2001, primarily due the operations of our mortgage banking subsidiary, expenses associated with the issuance of DERs, PSRs and restricted stock and other corporate matters. The operations of TMHL accounted for $2.9 million of this increase and the issuance of DERs, PSRs and restricted stock accounted for $1.2 million of the increase.

Liquidity and Capital Resources

Our primary source of funds for the year ended December 31, 2002 consisted of reverse repurchase agreements totaling $8.6 billion, new equity capital of $363.4 million, collateralized notes payable of $255.4 million and whole loan financing facilities of $589.1 million. Our other significant sources of funds for the year ended December 31, 2002 consisted primarily of payments of principal and interest from our ARM assets in the amount of $4.6 billion. In the future, we expect our primary sources of funds to continue to consist of borrowed funds under reverse repurchase agreement transactions with one month to two year maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by ARM and hybrid ARM loans, proceeds from monthly payments of principal and interest on our ARM assets portfolio, proceeds from sales of new equity and occasional asset sales. Our liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at December 31, 2002, had a weighted average effective cost of 1.65%. The reverse repurchase agreements had a weighted average remaining term to maturity of 4.6 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 1.6 years. In January 2003, we called the AAA collateralized notes payable. We expect to re-securitize the loan collateral securitizing these notes payable in a future loan securitization in 2003. The whole loan financing facilities are committed facilities that mature in March 2003, November 2003 and January 2004. The Company expects to renew these facilities. As of December 31, 2002, $4.9 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six months to twenty-four months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The interest rate on the collateralized AAA notes adjusts monthly based on changes in the one-month LIBOR rate. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

We have arrangements to enter into reverse repurchase agreements with 22 different financial institutions and on December 31, 2002, had borrowed funds with 14 of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. Additionally, 1.3% of our ARM securities are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates or performance of credit support, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the year ended December 31, 2002. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

As of December 31, 2002, we had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $600 million and matures in January 2004. The other two facilities have a committed borrowing capacity of $300 million each and mature in March 2003 and November 2003. We expect to renew these facilities. As of December 31, 2002, we had $589.1 million borrowed against these whole loan financing facilities at an effective cost of 2.11%.

As of December 31, 2002, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

Agency securities	$22,194
Whole loans — bulk purchase	261,591
Whole loans — correspondent	560,541
Whole loans — direct originations	168,176

$1,012,502

During 2002, the Company entered into two transactions whereby the Company expects to acquire the remaining balance of certain AAA rated, hybrid ARM securities, at a price of par, in 2006 and 2007, when the fixed-rate period of the hybrid ARM securities terminates and they convert into ARM securities that have characteristics similar to the ARM securities held in the current portfolio and, therefore, the Company views these as an alternative source of ARM assets. The current balance of the hybrid ARM securities is approximately $2.0 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into ARM securities. If the Company decides not to acquire the hybrid ARM securities when they convert into ARM securities, then it is committed to pay or receive the difference between par and the fair value of the ARM securities at that time, as determined by an auction of the ARM securities. As of December 31, 2002, the Company has delivered $4.1 million of collateral in connection with these transactions.

During February 2002, we completed a public offering of 6,210,000 shares of common stock and received net proceeds of $113.5 million under our shelf registration statement that was declared effective by the SEC on July 6, 2001. We filed a shelf registration statement registering an additional $400 million of equity securities that was declared effective on August 30, 2002. During December 2002, we completed a public offering of 1,150,000 million shares of common stock and received net proceeds of $20.9 million under the July 2001 shelf registration statement. During 2002, we issued 7,103,100 shares of common stock and received net proceeds of $132.0 million under continuous equity offering programs under the July 2001 and August 2002 shelf registration statements. As of December 31, 2002, $25.1 million and $343.1 million of the Company’s registered securities remained available for future issuance and sale under our currently effective July 2001 and August 2002 shelf registration statements, respectively.

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRP”) designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of common stock and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. As a result of participation in the DRP during 2002, we issued 5,050,774 new shares of common stock and received $97.0 million of new equity capital.

Market Risks

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in our ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our ARM portfolio yield, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk, but rather our market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix, and prepayment activity.

The table below presents our consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate-sensitive assets and liabilities at specific points in time as of December 31, 2002, based on the earlier of term to repricing or the term to repayment of the asset or liability. The table does not include assets and liabilities that are not interest rate-sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of our assets and certain of our liabilities, the maturity date is not determinable with certainty. In general, our ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, our AAA rated notes payable are paid down as the related ARM asset collateral pays down. The static gap report reflects our investment policy that allows for only the acquisition of ARM assets that reprice within one year, short-term fixed rate assets with an average life of one year or less or hybrid ARM assets that are match funded to within a duration mismatch of one-year.

The difference between assets and liabilities repricing or maturing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise and decline as interest rates decline. More liabilities repricing than assets (a negative gap) implies declining income as rates rise and increasing income as rates decline. The static gap analysis does not take into consideration constraints on the repricing of the interest rate of ARM assets in a given period resulting from periodic and lifetime cap features nor the behavior of various indices applicable to our assets and liabilities. Different interest rate indices exhibit different degrees of volatility in the same interest rate environment due to other market factors such as, but not limited to, government fiscal policies, market concern regarding potential credit losses, changes in spread relationships among different indices and global market disruptions.

The use of interest rate instruments such as Swaps Agreements, Eurodollar Transactions and Cap Agreements are integrated into our interest rate risk management. The notional amounts of these instruments are not reflected in our balance sheet. The Swap Agreements and Eurodollar Transactions that hedge the financing of our hybrid ARM assets are included in the static gap report for purposes of analyzing interest rate risk because they have the effect of adjusting the repricing characteristics of our liabilities. The Cap Agreements that hedge the lifetime cap on our ARM assets are not considered in a static gap report because they do not affect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the applicable hedged asset.

Interest Rate Sensitivity Gap Analysis
(Dollar amounts in thousands)
December 31, 2002

		Over 1	Over 3
	1 Year	Year to	Years to	Over
	or less	3 Years	5 Years	5 Years	Total

Interest-earning assets:
ARM securities	$2,615,355	$—	$—	$—	$2,615,355
Hybrid ARM securities and loans	2,783,076	3,708,162	915,888	34,174	7,441,300
Cash and cash equivalents	122,220	—	—	—	122,220

Total interest-earning assets	5,520,651	3,708,162	915,888	34,174	10,178,875

Interest-bearing liabilities:
Reverse repurchase agreements	8,314,816	110,913	—	—	8,425,729
Collateralized notes payable	255,415	—	—	—	255,415
Whole loan financing facilities	589,081	—	—	—	589,081
Swap Agreements	(4,559,572)	3,861,489	688,547	9,536	—

Total interest bearing liabilities	4,559,740	3,972,402	688,547	9,536	9,270,225

Interest rate sensitivity gap	$920,911	$(264,239)	$277,341	$24,638	$908,650

Cumulative interest rate sensitivity gap	$920,911	$656,671	$884,012	$908,650

Cumulative interest rate sensitivity gap as a percentage of total assets before market value adjustments	8.82%	6.29%	8.47%	8.70%

Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads and relationships among different indices, changes in asset yields, which can change more quickly than the underlying interest coupon on ARM assets, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Accordingly, we make extensive usage of an earnings simulation model to analyze our level of interest rate risk. This analytical technique used to measure and manage interest rate risk includes the impact of all on-balance-sheet and off-balance-sheet financial instruments.

There are a number of key assumptions made in using our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds, management’s investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM assets in determining the earnings at risk.

At December 31, 2002, based on the earnings simulation model, our potential earnings at risk from a parallel 100 and 200 basis point rise in market interest rates over the next twelve months and a commensurate slow down in prepayment speeds as interest rates rise, was 2.7% and 4.5% of projected 2003 net income, respectively. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile as it changes and alter our strategies as appropriate in our view of the likely course of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings are usually shorter time periods than that of the ARM assets. Second, interest rates on non-hybrid ARM assets may be limited to an increase of either 1.00% or 2.00% per adjustment period (commonly referred to as the periodic cap), and our borrowings do not have similar limitations. At December 31, 2002, 16.5% of our total ARM assets were non-hybrid ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on hybrid ARM assets (net of the cost of financing hybrid ARM assets). We estimate the duration of the fixed rate period of our hybrid ARM assets and have a policy to hedge the financing of the hybrid ARM assets such that the duration difference between our borrowed funds and the hybrid ARM assets is less than one year. The cost of financing the unhedged, fixed rate, remaining period of one year or less is subject to prevailing interest rates on the remaining balance of the hybrid ARM assets at the expiration of the hedged period. As a result, if our cost of short-term funds is higher at the expiration of the hedged period, our net interest spread on the remaining balance of a hybrid ARM asset will be affected unfavorably, and, conversely, if our cost of short-term funds is lower, the net interest spread will be affected favorably. In addition, during a declining interest rate environment, the prepayment of hybrid ARM assets may accelerate causing the amount of fixed rate financing to increase relative to the amount of hybrid ARM assets, possibly resulting in a decline in our net return on hybrid ARM assets, as replacement hybrid ARM assets may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, hybrid ARM assets may prepay slower than expected, requiring us to finance a higher amount of hybrid ARM assets than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of hybrid ARM assets, we regularly monitor the balance of hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes may also impact our ARM assets and borrowings differently because our ARM assets are indexed to various indices, whereas the interest rate on our borrowings generally move with changes in LIBOR. During times of global economic instability, U.S. Treasury rates generally decline as foreign and domestic investors increase their investment in U.S. Treasury instruments, because they are considered to be a safe haven for investments. Our non-hybrid ARM assets indexed to U.S. Treasury rates then decline in yield as U.S. Treasury rates decline, whereas our borrowings and other non-hybrid ARM assets may not be affected by the same pressures or to the same degree. As a result, our income can increase or decrease, depending on the relationship between the various indices to which our non-hybrid ARM assets are indexed, compared to changes in our cost of funds. At December 31, 2002, 10.7% of our ARM assets were non-hybrid ARM assets indexed to U.S. Treasury rates.

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

Lastly, because we invest primarily in ARM assets, and approximately 8% to 10% of such assets are funded with shareholders’ equity, our earnings, over time, will tend to increase, after an initial short term decline, following periods when short term interest rates have risen, and decrease after an initial short term increase, following periods when short term interest rates have declined. This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets purchased with shareholders’ equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of December 31, 2002, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of December 31, 2002, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption “Market Risks” set forth on pages 41 through 43 in this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, the related notes and schedule to the financial statements, together with the Report of Independent Accountants thereon are set forth on pages F-3 through F-28 in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2002 pursuant to General Instruction G(3).

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2002 pursuant to General Instruction G(3).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2002 pursuant to General Instruction G(3).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2002 pursuant to General Instruction G(3).

Item 14. CONTROLS AND PROCEDURES

In February 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-K:

Report of Independent Accountants;

Consolidated Balance Sheets as of December 31, 2002 and 2001;

Consolidated Income Statements for the years ended December 31, 2002, 2001 and 2000;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000;

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and

Notes to Consolidated Financial Statements.

2.	Schedules to Consolidated Financial Statements:

All consolidated financial statement schedules are included in Part II, Item 8 of this Annual Report on Form-K.

3.	Exhibits:

See “Exhibit Index”

(b)	Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the quarter ended December 31, 2002:

(i)	Current Report on Form 8-K, filed on December 13, 2002, regarding the Registrant’s public offering of 1,150,000 shares and related underwriting agreement.

THORNBURG MORTGAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT ACCOUNTANTS

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2002

THORNBURG MORTGAGE, INC.
AND SUBSIDIARIES

Report of Independent Accountants

To the Board of Directors and Shareholders
Thornburg Mortgage, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, on January 1, 2001 the Company changed its accounting for derivative instruments.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 21, 2003, except for Note 10,
     as to which the date is February 26, 2003

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31

	2002	2001

ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities	$9,335,643	$5,162,627
Collateral for collateralized notes	289,783	470,752
ARM loans held for securitization	709,787	98,766

	10,335,213	5,732,145
Cash and cash equivalents	122,220	33,884
Accrued interest receivable	47,435	33,483
Prepaid expenses and other	8,064	4,136

	$10,512,932	$5,803,648

LIABILITIES
Reverse repurchase agreements	$8,568,260	$4,738,827
Collateralized notes	255,415	432,581
Whole loan financing facilities	589,081	40,283
Payable for assets purchased	202,844	18,200
Accrued interest payable	17,234	12,160
Dividends payable	32,536	19,987
Accrued expenses and other	14,520	8,952

	9,679,890	5,270,990

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock: par value $.01 per share; Series A 9.68% Cumulative Convertible shares, aggregate preference in liquidation $69,000, 2,760 shares authorized, issued and outstanding;	65,805	65,805
Series B Cumulative, 22 shares authorized, none issued and outstanding	—	—
Common stock: par value $.01 per share; 497,218 and 47,218 shares authorized, 52,763 and 33,305 shares issued and outstanding, respectively	528	333
Additional paid-in-capital	878,929	515,516
Accumulated other comprehensive loss	(105,254)	(36,566)
Notes receivable from stock sales	(7,437)	(7,904)
Retained earnings (deficit)	471	(4,526)

	833,042	532,658

	$10,512,932	$5,803,648

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	Year ended December 31

	2002	2001	2000

Interest income from ARM assets and cash equivalents	$401,967	$278,594	$289,973
Interest expense on borrowed funds	(244,038)	(199,829)	(253,343)

Net interest income	157,929	78,765	36,630

Fee income	592	49	—
Gain on sale of ARM assets, net	903	1	287
Hedging expense	(1,426)	(1,337)	—
Provision for credit losses	—	(653)	(1,158)
Management fee	(7,831)	(4,897)	(4,158)
Performance fee	(17,518)	(6,716)	(46)
Long-term incentive awards	(4,114)	(1,454)	(274)
Other operating expenses	(8,519)	(5,096)	(2,116)

Net income before cumulative effect of change in accounting principle	120,016	58,662	29,165
Cumulative effect of change in accounting principle	—	(202)	—

NET INCOME	$120,016	$58,460	$29,165

Net income	$120,016	$58,460	$29,165
Dividend on preferred stock	(6,679)	(6,679)	(6,679)

Net income available to common shareholders	$113,337	$51,781	$22,486

Basic earnings per share:
Net income	$2.60	$2.09	$1.05
Average number of shares outstanding	43,590	24,754	21,506

Diluted earnings per share
Net income	$2.59	$2.09	$1.05
Average number of shares outstanding	46,350	24,803	21,519

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2002
(Dollar amounts in thousands, except per share data)

				Accumulated	Notes
				Other	Receivable			Compre-
				Compre-	From	Retained		hensive
	Preferred		Additional	hensive	Stock	Earnings/	Treasury	Income
	Stock	Common Stock	Paid-in Capital	Income (Loss)	Sales	(Deficit)	Stock	(Loss)	Total

Balance, December 31, 1999	$65,805	$220	$342,026	$(82,489)	$(4,632)	$(5,377)	$(4,666)		$310,887
Comprehensive income:
Net income						29,165		$29,165	29,165
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				4,927				4,927	4,927
Deferred gain on sale of hedges, net of amortization				(865)				(865)	(865)

Comprehensive income								$33,227

Issuance of common stock		1	730		(686)				45
Interest from notes receivable from stock sales			280						280
Dividends declared on preferred stock — $2.42 per share						(6,679)			(6,679)
Dividends declared on common stock — $0.94 per share						(20,222)			(20,222)

Balance, December 31, 2000	65,805	221	343,036	(78,427)	(5,318)	(3,113)	(4,666)		317,538
Comprehensive income:
Net income						58,460		$58,460	58,460
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				71,391				71,391	71,391
Swap agreements:
Cumulative adjustment for change in accounting principle				(629)				(629)	(629)
Fair value adjustment, net of amortization				(28,901)				(28,901)	(28,901)

Comprehensive income								$100,321

Issuance of common stock		112	172,132		(2,677)		4,666		174,233
Interest from notes receivable from stock sales			348		91				439
Dividends declared on preferred stock — $2.42 per share						(6,679)			(6,679)
Dividends declared on common stock — $2.00 per share						(53,194)			(53,194)

Balance, December 31, 2001	65,805	333	515,516	(36,566)	(7,904)	(4,526)	—		532,658
Comprehensive income:
Net income						120,016		$120,016	120,016
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				50,524				50,524	50,524
Swap agreements and Eurodollar Transactions:
Fair value adjustment, net of amortization				(119,212)				(119,212)	(119,212)

Comprehensive income								$51,328

Issuance of common stock		195	363,108						363,303
Interest and principal payments on notes receivable from stock sales			305		467				772
Dividends declared on preferred stock — $2.42 per share						(6,679)			(6,679)
Dividends declared on common stock — $2.285 per share						(108,340)			(108,340)

Balance, December 31, 2002	$65,805	$528	$878,929	$(105,524)	$(7,437)	$471	$—		$833,042

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year ended December 31

	2002	2001	2000

Operating Activities:
Net income	$120,016	$58,460	$29,165
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	18,215	20,095	17,476
Net gain from investing activities	(903)	(1)	(287)
Provision for credit losses	—	653	1,158
Hedging expense and cumulative effect of change in accounting principle	1,426	1,539	—
Change in assets and liabilities:
Accrued interest receivable	(13,952)	(753)	(802)
Prepaid expenses and other	(4,274)	1,166	2,834
Accrued interest payable	5,074	(8,359)	1,655
Accrued expenses and other	5,568	7,573	(2,229)

Net cash provided by operating activities	131,170	80,373	48,970

Investing Activities:
Available-for-sale ARM securities:
Purchases	(6,394,802)	(2,777,381)	(736,568)
Proceeds on sales	703,646	108,056	120,149
Principal payments	3,944,694	2,001,978	686,912
Collateral for collateralized notes:
Principal payments	177,932	172,714	284,326
ARM Loans:
Purchases	(2,849,093)	(1,185,277)	(176,027)
Proceeds on sales	4,061	339	107
Principal payments	31,718	25,928	9,029
Purchase of interest rate cap	(505)	—	(1,048)
Termination of interest rate swap agreements	(4,855)

Net cash provided by (used in) investing activities	(4,387,204)	(1,653,643)	186,880

Financing Activities:
Net borrowings from (repayments of) reverse repurchase agreements	3,720,835	1,750,516	(60,894)
Repayments of collateralized notes	(177,166)	(171,329)	(282,813)
Net borrowings from (repayments of) other borrowings	548,798	(118,310)	137,303
Payments made on Eurodollar contracts	(9,634)
Proceeds from common stock issued, net	363,303	174,234	45
Dividends paid	(102,470)	(41,586)	(26,900)
Payments on notes receivable from stock sales	704	524	280

Net cash provided by (used in) financing activities	4,344,370	1,594,049	(232,979)

Net increase in cash and cash equivalents	88,336	20,779	2,871
Cash and cash equivalents at beginning of year	33,884	13,105	10,234

Cash and cash equivalents at end of year	$122,220	$33,884	$13,105

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Thornburg Mortgage, Inc. was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of adjustable-rate mortgage assets on June 25, 1993, upon receipt of the net proceeds from the initial public offering of the Company’s common stock.

Thornburg Mortgage, Inc. is a single-family residential mortgage lending company that originates, acquires and retains investments in adjustable and variable rate mortgage (“ARM”) assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. The Company uses its equity capital and borrowed funds to invest in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings.

The Company’s wholly owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), conducts the Company’s mortgage loan acquisition, origination, processing, underwriting, and securitization activities. TMHL acquires mortgage loans through three channels: bulk acquisitions, correspondent lending and retail originations. TMHL finances the loans through warehouse borrowing arrangements, pools loans for securitization and sale to its parent, and occasionally sells loans to third parties.

A summary of the Company’s significant accounting policies follows:

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc (together with its subsidiaries referred to hereafter as the “Company”) and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation (“TMFC”) and Thornburg Mortgage Acceptance Corporation (“TMAC”), its wholly owned mortgage banking subsidiary, TMHL, and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. As of January 1, 2002, all of the Company’s subsidiaries are wholly owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. During 2001, TMHL and its subsidiaries operated as taxable REIT subsidiaries and were consolidated with the Company for financial statement purposes and were not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Adjustable-rate mortgage assets

The Company’s ARM assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which also consists of ARM securities and ARM loans. Included in the Company’s ARM assets are hybrid ARM securities and loans that have a fixed interest rate for an initial period, generally three to ten years, and then convert to an adjustable-rate for their remaining term to maturity.

Management has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” as a separate component of shareholders’ equity.

The Company securitizes loans for its ARM securities portfolio. The Company does not sell any of the securities created from this securitization process, but rather retains all of the beneficial and economic interests of the loans. The securitizations of the Company’s loans are not accounted for as sales and the Company does not capitalize any servicing rights or obligations as a result of this process. The fair value reflected in the Company’s financial statements for these securities is generally based on market prices provided by certain dealers who make markets in these financial instruments.

In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that individual ARM assets contain a contractual maximum interest rate (“Life Cap”). ARM securities typically have a Life Cap that not only places a constraint on the ability of an ARM security to adjust to higher interest rates, but also affects the changes in fair value of an ARM security. In addition, interest rates on non-hybrid ARM assets are generally limited to an increase of either 1.00% or 2.00% per adjustment period (“Periodic Cap”). Hybrid ARM assets generally have a higher initial Periodic Cap, up to 6.00%, that is applicable at the end of their fixed interest rate period and then are generally subject to a typical (non-hybrid) Periodic Cap thereafter.

Management has the intent and ability to hold the Company’s ARM loans for the foreseeable future and until maturity or payoff. Therefore, these loans are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

The collateral for the AAA notes payable includes ARM securities and ARM loans, which are accounted for in the same manner as the ARM securities and ARM loans that are not held as collateral.

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments.

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

Credit Risk

The Company limits its exposure to credit losses on its portfolio of ARM securities by only purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement or are guaranteed by an agency of the federal government, (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”). An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investor Services, Inc. (the “Rating Agencies”). Additionally, the Company also purchases and originates ARM loans and limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to “A” quality underwriting standards. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A or equivalent, BBB or equivalent, or ARM loans originated to “A” quality underwriting standards (“Other Investments”) to no more than 30% of the portfolio, including the subordinate classes of securities retained as part of the Company’s securitization of loans.

The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. At the time of securitization, the Company obtains a credit review by one or more Rating Agencies of the loans being securitized. Based on this review, the Company makes a determination regarding the expected losses to be realized in the future and adjusts the basis of the securities to their expected realizable value. In doing so, the Company establishes a basis adjustment amount to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying mortgage loans backing its ARM securities. If the credit performance of the underlying mortgage loans is not as good as expected, the Company records a provision for additional probable credit losses at a level deemed appropriate by management to provide for known losses as well as estimated losses inherent in its ARM securities portfolio. The provision is based on management’s assessment of numerous factors affecting the Company’s portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value (which is other than temporary) and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Additionally, once a loan within one of these securities is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that portion of the security collateralized by the loan.

Prior to November 2001, the Company also recorded a monthly provision for estimated credit losses on its portfolio of ARM loans, which is an increase to the allowance for loan losses. In November 2001, the Company made the determination that virtually all of its loans were expected to be securitized and that none of its loans were expected to experience a loss prior to securitization. The Company completed two loan securitization transactions in November and December 2001 and transferred the allowance for loan losses associated with the securitized loans to the cost basis of the resulting securities. The Company will continue to evaluate its estimated credit losses on loans that are not expected to be securitized and for estimated credit losses that become probable prior to securitization. The provision for estimated credit losses on loans is based on loss statistics of the real estate industry for similar loans, taking into consideration factors including, but not limited to, underwriting characteristics, seasoning, geographic location and current economic conditions. When a loan or a portion of a loan is deemed to be uncollectible, the portion deemed to be uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Additionally, once a loan is 90 days or more delinquent or a borrower declares bankruptcy, the Company adjusts the value of the accrued interest receivable to what it believes to be collectible and stops accruing interest on the loan.

In addition, credit losses on pools of loans held as collateral for AAA notes payable are also covered by third-party insurance policies that protect the Company from credit losses above a specified level, limiting the Company’s exposure to credit losses on such loans. The Company reduces the cost basis of the subordinated security retained at the time the collateralized notes payable are issued to take into consideration estimated credit losses on the underlying loans.

Loans that are not yet securitized are also reviewed for probable losses. The Company’s loans are held for securitization, which generally occurs within a few months of acquisition or origination. As a result, although the Company reviews its unsecuritized loans for probable losses, it is unlikely a loan would incur a loss prior to securitization. If a loss were estimated on an unsecuritized loan, the Company would record a provision, which would reduce earnings, and establish a loan loss reserve.

Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

Valuation Methods

The fair values of the Company’s ARM securities are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and available market information. The fair values for ARM loans are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, margin, life cap, periodic cap, underwriting standards, age and credit. The fair value of the Company’s collateralized notes payable, interest rate swap agreements and interest rate cap agreements is based on market values provided by dealers who are familiar with the terms of the notes, swap agreements and cap agreements. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted Financial Accounting Standard 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. FAS 133 established accounting and reporting standards for derivative instruments and hedging activities, including derivatives embedded in other instruments. In accordance with FAS 133, all derivative financial instruments (interest rate cap agreements, interest rate swap agreements and eurodollar futures contracts) are carried on the balance sheet at their fair value. If a derivative is designated as a “fair value hedge”, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a “cash flow hedge”, the effective amount of change in the fair value of the derivative instrument is recorded in “Other comprehensive income” and is transferred from “Other comprehensive income” to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

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

Interest rate swap agreements and Eurodollar futures contracts

The Company enters into interest rate swap agreements (“Swap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than one year, and frequently one to three months, or by entering into borrowings with longer maturities of one to two years that have an interest rate that is reset based on a frequency that is commonly one to three months. The Company’s ARM assets generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company’s hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company’s ARM assets. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company also enters into Eurodollar Transactions in order to hedge changes in its forecasted three-month LIBOR based liabilities. The notional balances of the Swap Agreements and the total contract size of the Eurodollar Transactions generally decline over the life of these instruments. These Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. These instruments are used as a cost effective way to lengthen the average repricing period of the Company’s variable rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company’s ARM assets.

All Swap Agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings. Although the terms and characteristics of the Company’s Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of FAS 133, the Company does not account for these hedges under a method defined in FAS 133 as the “shortcut” method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and to date, has calculated effectiveness of approximately 100%. Eurodollar Transactions are also designated as cash flow hedges and are accounted for in accordance with FAS 133 implementation issue No. G7, Method 1: Change in Variable Cash Correspondent Method, and application of this method has resulted in no measured ineffectiveness. All changes in the unrealized gains and losses on Swap Agreements and the Eurodollar Transactions have been recorded in “Other comprehensive income” and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in “Other comprehensive income” would be reclassified to income. As of December 31, 2002, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in “Other comprehensive income” was a net loss of $150.4 million. The Company estimates that over the next twelve months, $77.9 million of these net unrealized losses will be reclassified from “Other comprehensive income” to earnings.

The loss on Swap Agreements is the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized loss in “Other comprehensive income” and the carrying value of the

Swap Agreements adjusts to zero and the Company realizes a fixed cost of money over the life of the hedging instrument. The carrying value of the Swap Agreements, in the amount of $142.5 million as of December 31, 2002, is included in “Reverse repurchase agreements” in the accompanying balance sheets.

As of January 1, 2001, with the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in “Other comprehensive income” in the net amount of $2.3 million to record the unrealized loss on its Swap Agreements, which had previously been off balance sheet. This amount was comprised of an unrealized loss on Swap Agreements of $7.6 million and a deferred gain from terminated Swap Agreement activity in the amount of $5.3 million.

The Company has terminated and replaced Swap Agreements as an additional source of liquidity when it was able to do so while maintaining compliance with its hedging policies. Since the Company’s adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in “Other comprehensive income” as a separate component of equity. The gain or loss from the terminated Swap Agreements remains in “Other comprehensive income” until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to earnings.

Interest rate cap agreements

The Company purchases interest rate cap agreements (“Cap Agreements”) to manage interest rate risk on a portion of its assets. In general, ARM assets have a Life Cap, which is a component of the fair value of an ARM asset. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company’s borrowing costs, thereby reducing the effect of the lifetime cap feature on the Company’s ARM assets so that the net margin on the Company’s ARM assets will be protected in high interest rate environments. The Cap Agreements the Company has purchased also have the effect of offsetting a portion of the fair value change in the Company’s ARM assets related to the Life Cap.

The Company does not currently apply hedge accounting to its Cap Agreements and, as a result, the Company records the change in fair value of the Cap Agreements as hedging expense in current earnings. The Company purchases Cap Agreements by incurring a one-time fee or premium and carries them at fair value. The carrying value of the Cap Agreements is included in “Prepaid expenses and other” on the balance sheet.

All Cap Agreements were designated as fair value hedges against the value of the Life Cap components of available-for-sale ARM securities upon the adoption of FAS 133. In accordance with the adoption of FAS 133, and subject to meeting certain hedging requirements, the change in the fair value of the Cap Agreements is recognized in earnings and was, during a portion of the first and second quarters of 2001, compared to the change in the fair value of the related hedged asset to ensure the hedging relationship was highly effective. The change in fair value associated with the Life Cap component of the hedged portion of the ARM securities portfolio was also recorded in earnings, subject to meeting certain tests of hedging effectiveness. To the extent the change in fair value of the Life Cap component of the hedged ARM securities and the change in fair value of the hedging instruments did not offset each other, there was hedge ineffectiveness, which was reported in the Company’s Consolidated Income Statements as Hedging expense. The Company determined that this hedge utilizing Cap Agreements was not effective during the third and fourth quarters of 2001 and all of 2002 and, as a result, the Company recorded the change in fair value of the Cap Agreements as hedging expense with no offsetting amount associated with the change in fair value of the hedged assets. The carrying value of the Cap Agreements is included in “Prepaid expenses and other” on the Consolidated Balance Sheet.

Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principles in the amount of $201.8 thousand, which reduced net income. This amount was primarily the unrealized loss on certain Cap Agreements that had previously been designated as hedging the Company’s borrowing cost during the fixed rate period of certain hybrid ARM assets. The Company recorded this unrealized loss in earnings because there was no change in the intrinsic value of the Cap Agreements since the inception of the hedge to the date of adopting FAS 133. The Company re-designated these Cap Agreements as fair value hedges that hedge the value of the Life Cap component of its ARM assets consistent with the rest of the Company’s portfolio of Cap Agreements.

In addition, prior to the adoption of FAS 133, the Company had designated the remainder of its Cap Agreements and all of its option contracts as a hedge against available-for-sale securities and ARM loans and had recorded the unrealized gains and losses on the Cap Agreements, option contracts and available-for-sale securities in “Other comprehensive income”. Upon the adoption of FAS 133, the Company designated its Cap Agreements and Option Contracts as fair value hedges against the Life Cap component of its ARM securities. As of the FAS 133 transition date, the fair value of the Life Cap component of its ARM securities was determined to be $1.3 million and the Cap Agreements and Option Contracts had a fair value of $1.3 million. Therefore, the transition adjustment to record the reclassification of the fair value of the Cap Agreements and Option Contracts from “Other comprehensive income” to earnings and the offsetting reclassification of the fair value of the Life Cap component of available-for-sale ARM securities, also from “Other comprehensive income” to earnings, resulted in no material net effect on either earnings or “Other comprehensive income”.

Other hedging activity

Prior to March 31, 2000, the Company entered into hedging transactions in connection with the purchase of hybrid ARM assets between the trade date and the settlement date. Generally, the Company had hedged the cost of obtaining future fixed rate financing by entering into a commitment to sell similar duration fixed-rate mortgage-backed securities (“MBS”) on the trade date and settled the commitment by purchasing the same fixed-rate MBS on the purchase date. Realized gains and losses were deferred and amortized as a yield adjustment over the fixed rate period of the financing. Upon the adoption of FAS 133, the Company recorded a cumulative adjustment for a change in accounting principle in “Other comprehensive income” in the amount of $1.7 million to record the deferred gains from Other hedging activity, previously included in Reverse repurchase agreements in the Company’s Consolidated Balance Sheets. As of December 31, 2002, $162.2 thousand of deferred gains from other hedging activity remained in “Other comprehensive income” which the Company estimates will be reclassified to earnings over the next twelve months.

Income taxes

The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met. During 2001, TMHL and each of its subsidiaries were taxable REIT subsidiaries and, as such, were subject to both federal and state corporate income tax. For the years ended December 31, 2001 and 2000, TMHL had immaterial taxable losses. As of January 1, 2002, the Company revoked its election to operate TMHL and its subsidiaries as taxable REIT subsidiaries and as a result they are now qualified REIT subsidiaries.

The Company declared a $0.585 common dividend on December 17, 2002, which was paid in January 2003. This dividend will be taken as a dividend deduction on the Company’s 2002 income tax return and is therefore taxable income for common shareholders for 2002, as well as the four common dividends paid during 2002.

Net earnings per share

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

Following is information about the computation of the earnings per share data for the years ended December 31, 2002, 2001 and 2000 (Amounts in thousands except per share data):

			Earnings
	Income	Shares	Per Share

2002
Net income	$120,016
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	113,337	43,590	$2.60

Effect of dilutive securities:
Convertible preferred stock	6,679	2,760

Diluted EPS	$120,016	46,350	$2.59

2001
Net income	$58,460
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	51,781	24,754	$2.09

Effect of dilutive securities:
Stock options	—	49

Diluted EPS	$51,781	24,803	$2.09

2000
Net income	$29,165
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	22,486	21,506	$1.05

Effect of dilutive securities:
Stock options	—	13

Diluted EPS	$22,486	21,519	$1.05

Basic and diluted earnings per share were reduced by $0.01 in 2001 due to the impact of the adoption of FAS 133 relating to the accounting for derivative instruments and hedging activities.

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2002. The Company granted options to directors and officers of the Company and employees of the Manager to purchase 35,666 and 210,022 shares of common stock at average prices of $10.56 and $7.43 per share during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2002, all of the previously granted options to purchase shares of common stock had either been exercised, cancelled or had expired.

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of December 31, 2002 and 2001. The ARM securities classified as available-for-sale are carried at their fair value, while the collateral for collateralized notes payable and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

December 31, 2002:
	Available-	Collateral for
	for-Sale	Collateralized
	ARM Securities	Notes Payable	ARM Loans	Total

Principal balance outstanding	$9,162,747	$287,409	$706,965	$10,157,121
Net unamortized premium	108,565	5,613	2,922	117,100
Basis adjustments/Allowance for losses	(11,384)	(3,239)	(100)	(14,723)
Principal payment receivable	31,033	—	—	31,033

Amortized cost, net	9,290,961	289,783	709,787	10,290,531
Gross unrealized gains	73,805	2,297	3,505	79,607
Gross unrealized losses	(29,123)	(120)	(160)	(29,403)

Fair value	$9,335,643	$291,960	$713,132	$10,340,735

Carrying value	$9,335,643	$289,783	$709,787	$10,335,213

December 31, 2001:
	Available-	Collateral for
	for-Sale	Collateralized
	ARM Securities	Notes Payable	ARM Loans	Total

Principal balance outstanding	$5,092,713	$465,733	$98,711	$5,657,157
Net unamortized premium	45,025	8,204	155	53,384
Basis adjustments/Allowance for losses	(5,891)	(3,185)	(100)	(9,176)
Principal payment receivable	36,080	—	—	36,080

Amortized cost, net	5,167,927	470,752	98,766	5,737,445
Gross unrealized gains	35,439	4,346	216	40,001
Gross unrealized losses	(40,739)	(2,768)	(258)	(43,765)

Fair value	$5,162,627	$472,330	$98,724	$5,733,681

Carrying value	$5,162,627	$470,752	$98,766	$5,732,145

During 2002, the Company sold $697.9 million of ARM securities and realized $5.8 million in gains and $37.5 thousand in losses. In addition, the Company sold $4.1 million of loans during 2002 and realized a gross gain of $5.9 thousand and a gross loss of $14.0 thousand. During 2002, the Company also paid $4.9 million to terminate two Swap Agreements. The net gain on sale during 2002 totaled $903.4 thousand. During 2001, the Company realized $246.4 thousand in gains and $245.1 thousand in losses on the sale of $108.4 million of ARM assets, and during 2000, the Company realized $286.8 thousand in gains and no losses on the sale of $120.0 million of ARM assets. All of the ARM securities sold were classified as available-for-sale.

During 2002, the Company securitized $2.3 billion of its ARM loans into a series of privately issued multi-class ARM securities. The Company retained, for its ARM portfolio, all of the classes of the securities created. The Company did not account for any of these securitizations as sales and, therefore, did not record any gain or loss in connection with these securitizations. The Company carries the securities at fair value, based primarily on market value prices received from dealers familiar with similar securities. As of December 31, 2002, the Company had $3.1 billion of ARM assets that have resulted from the Company’s securitization efforts.

The Company has performed a stress test of the fair value of these ARM assets using a discounted cash flow model that used, as its key assumptions, prepayment speeds, potential credit losses and discount rates. In performing the stress test, the Company made a 10% and 20% adverse change to each key assumption, individually. The table below identifies the key assumptions and the effect of each adverse change on the fair value of the ARM assets (dollars in millions):

		Dollar	Percentage
		Change in	Change in
		Fair Value	Fair Value of
		of ARM Assets	ARM Assets

Carrying amount	$3,084.9
Fair value	$3,087.0
Weighted average life in years	3.7
Prepayment speed assumption (annual rate)	23.6%
Impact on fair value of 10% adverse change		$(4.8)	(0.16)%
Impact on fair value of 20% adverse change		$(11.7)	(0.38)%
Projected credit losses (annual rate)	0.10%
Impact on fair value of 10% adverse change		$(1.0)	(0.03)%
Impact on fair value of 20% adverse change		$(2.0)	(0.07)%
Cash flow discount rate	3.71%
Impact on fair value of 10% adverse change		$(36.6)	(1.19)%
Impact on fair value of 20% adverse change		$(72.4)	(2.35)%

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

As of December 31, 2002 and 2001, the Company had reduced the cost basis of its securitized ARM loans by $13.8 million and $7.9 million, respectively, due to estimated credit losses (other than temporary declines in fair value). The reduction in the cost basis recorded during 2002 of $5.8 million was recorded in connection with the Company’s securitization of $2.3 billion of loans.

As of December 31, 2002 and 2001, the Company had reduced the cost basis of other ARM securities by $858.8 thousand and $1.2 million, respectively, due to estimated credit losses (other than temporary declines in fair value). The estimated credit losses for these ARM securities relate to Other Investments that the Company purchased at a discount that included an estimate of credit losses. During 2002, the Company recorded realized losses of $508.7 thousand on these ARM securities and realized recoveries of $216.6 thousand, and in accordance with its credit policies the Company did not reduce its cost basis any further to provide for any additional estimated credit losses.

The Company has credit exposure on loans it has securitized and loans held for securitization. All of the loans that were delinquent as of December 31, 2002 and 2001 were loans the Company had securitized. As of December 31, 2002 and 2001, the Company had adjusted the basis of its ARM securities to reflect credit exposure on loans it had securitized by $13.8 million and $7.9 million, respectively. The following tables summarize ARM loan delinquency information as of December 31, 2002 and 2001 (dollar amounts in thousands):

2002

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans (1)	Total Assets

60 to 89 days	2	$270	0.01%	0.00%
90 days or more	1	159	0.00	0.00
In foreclosure	5	2,970	0.08	0.03

	8	$3,399	0.09%	0.03%

2001

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans(1)	Total Assets

60 to 89 days	3	$695	0.04%	0.01%
90 days or more	2	385	0.02	0.01
In foreclosure	4	552	0.03	0.01

	9	$1,632	0.09%	0.03%

(1)	ARM loans include loans held for securitization and loans the Company has securitized and for which it has retained first loss credit exposure for total amounts of $3.7 billion and $1.9 billion at December 31, 2002 and 2001, respectively.

The allowance for loan losses is maintained at a level considered adequate by management to provide for losses inherent in the portfolio of ARM loans held for securitization. The allowance is based on a periodic evaluation of the portfolio by management in which numerous factors are considered, including economic conditions, portfolio composition and prior loss experience. Loan principal and uncollected interest are charged against the allowance for losses when management believes collection is not probable. None of the Company’s loans held for securitization were delinquent as of December 31, 2002. The following table summarizes the activity for the allowance for losses on ARM loans held for securitization for the years ended December 31, 2002 and 2001 (dollar amounts in thousands):

	2002	2001

Beginning balance	$100	$3,100
Provision for losses	—	513
Adjustment to allowance for losses in connection with securitization of loans	—	(3,513)

Ending balance	$100	$100

As of December 31, 2002, the Company also owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $391.4 thousand (not included in the table above.) The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, from the sale of these properties.

As of December 31, 2002, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

Agency securities	$22,194
Whole loans — bulk purchase	261,591
Whole loans — correspondent	560,541
Whole loans — direct originations	168,176

$1,012,502

During 2002, the Company entered into two transactions whereby the Company expects to acquire the remaining balance of certain AAA rated, hybrid ARM securities, at a price of par, in 2006 and 2007, when the fixed-rate period of the hybrid ARM securities terminates and they convert into ARM securities that have characteristics similar to the ARM securities held in the current portfolio and, therefore, the Company views these as a future alternative source of ARM assets. The current balance of the hybrid ARM securities is $2.0 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into ARM securities. If the Company decides not to acquire the hybrid ARM securities when they convert into ARM securities, then it is committed to pay or receive the difference between par and the fair value of the ARM securities at that time, as determined by an auction of the ARM securities. As of December 31, 2002, the Company has delivered $4.1 million of collateral in connection with these transactions.

Note 3. Interest Rate Cap Agreements

Included in “Prepaid expenses and other” are purchased Cap Agreements with a remaining notional amount of $1.8 billion and $2.3 billion as of December 31, 2002 and December 31, 2001, respectively. The notional amount of the Cap Agreements purchased declines at a rate that is expected to approximate the amortization of the ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month or three-month London InterBank Offer Rate (“LIBOR”) increase above the contract rates of these hedging instruments that range from 6.00% to 12.00% and average 10.00%. The Cap Agreements had an average maturity of 1.0 year as of December 31, 2002. The initial aggregate notional amount of the Cap Agreements declines to $1.8 billion over the period of the agreements, which expire between 2003 and 2005. During the years ended December 31, 2002 and 2001, the Company recognized expenses of $1.4 million and $1.3 million, respectively, which is reported as “Hedging expense” in the Company’s Consolidated Income Statements.

The Company has credit risk to the extent that the counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the Cap Agreement. In order to mitigate this risk and to achieve competitive pricing, the Company has entered into Cap Agreements with six different counterparties, five of which are rated AAA and one is rated A, but the Company has a two-way collateral agreement protecting its credit exposure with this counterparty. The fair value of the Cap Agreements at December 31, 2002 amounted to $84.7 thousand and is included in “Prepaid expenses and other” on the balance sheet.

Note 4. Reverse Repurchase Agreements, Collateralized Notes Payable and Other Borrowings

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 22 different financial institutions and on December 31, 2002, had borrowed funds from 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets decline for other reasons.

As of December 31, 2002, the Company had $8.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.59% and a weighted average remaining maturity of 4.6 months. After including the $142.5 million carrying value of Swap Agreements, the combined reverse repurchase agreements and Swap Agreements outstanding of $8.6 billion as of December 31, 2002 had a weighted average borrowing rate of 2.95% and a weighted average remaining maturity of 1.7 years. As of December 31, 2001, the Company had $4.7 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.24% and a weighted average remaining maturity of 2.8 months. As of December 31, 2002, $4.9 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to twenty-four months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $9.0 billion, including accrued interest and cash totaling $51.6 million, collateralized the reverse repurchase agreements at December 31, 2002.

At December 31, 2002, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days	$3,021,884
31 to 89 days	572,273
90 to 365 days	4,720,659
Over 365 days	110,913

8,425,729
Swap Agreements	142,531

$8,568,260

As of December 31, 2002, the Company had entered into three whole loan financing facilities. One of the whole loan financing facilities has a committed borrowing capacity of $600 million and matures in January 2004. The other two facilities have a committed borrowing capacity of $300 million each and mature in March 2003 and November 2003. The Company expects to renew these facilities. As of December 31, 2002, the Company had $589.1 million borrowed against these whole loan financing facilities at an effective cost of 2.11%. As of December 31, 2001, the Company had $37.7 million borrowed against whole loan financing facilities at an effective cost of 2.53%. The amount borrowed on the whole loan financing agreements at December 31, 2002 was collateralized by ARM loans with a carrying value of $610.3 million, including accrued interest.

The whole loan financing facility with a borrowing capacity of $300.0 million and maturing in March 2003 discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

On December 18, 1998, the Company, through a wholly owned bankruptcy remote special purpose finance subsidiary, issued $1.1 billion of notes payable (“Notes”) collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company’s maximum exposure to credit losses on the loans collateralizing the Notes. As of December 31, 2002, the Notes had a net balance of $255.4 million, with an effective interest cost of 2.13%, which changes each month at a spread to one-month LIBOR. As of December 31, 2002, these Notes were collateralized by ARM loans with a principal balance of $287.4 million. The Notes mature on January 25, 2029, but are callable by the Company at par once the balance of the Notes is reduced to 25% of their original balance. In January 2003, the Company called the Notes. The Company expects to re-securitize the loan collateral securitizing these notes payable in a future loan securitization in 2003.

As of December 31, 2002, the Company was counterparty to forty-six interest rate Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $5.0 billion. In addition, the Company also entered into two delayed Swap Agreements with an aggregate notional balance of $600.0 million that become effective in 2003. These Swap Agreements and Eurodollar Transactions hedge the cost of financing hybrid ARM assets during their fixed rate term (generally three to ten years). The Company limits the interest rate mismatch on the funding of its hybrid ARM assets (the difference between the duration of the fixed-rate period of hybrid ARM assets and the duration of the fixed-rate liabilities) to a duration difference of no more than one year. As of December 31, 2002, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.8 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. At December 31, 2002, the financing of our hybrid ARM assets resulted in a duration of approximately 3 months. As of December 31, 2002, ARM assets with a carrying value of $102.9 million, including accrued interest, collateralized the Swap Agreements. In addition, cash in the amount of $17.0 million collateralized the Swap Agreements at December 31, 2002. During 2002, the Company paid $4.9 million to terminate two Swap Agreements.

The total cash paid for interest was $236.5 million, $205.7 million and $249.6 million for 2002, 2001 and 2000 respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and December 31, 2001 (dollar amounts in thousands):

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
ARM assets	$10,335,213	$10,340,735	$5,732,145	$5,733,681
Cap Agreements	85	85	431	431
Liabilities:
Reverse repurchase agreements	8,425,729	8,425,729	4,704,895	4,704,895
Collateralized notes payable	255,415	255,863	432,581	434,469
Whole loan financing facilities	589,081	589,081	40,283	40,283
Swap agreements	142,531	142,531	33,932	33,932

The above Cap Agreements are included in the balance sheet under the caption “Prepaid expenses and other.” The carrying amount for securities, which are categorized as available-for-sale, is their fair value, whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

Note 6. Common and Preferred Stock

The Company has issued 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock at a price of $25.00 per share. Net proceeds from this issuance were $65.8 million. The dividends are cumulative commencing on the issue date and are payable quarterly, in arrears. The dividends per share are equal to the greater of (i) $0.605 per quarter, or (ii) the quarterly dividend declared on the Company’s common stock. Each share is convertible at the option of the holder at any time into one share of common stock. The preferred shares are redeemable by the Company on and after December 31, 1999, in whole or in part, as follows: (i) for one share of common stock plus accumulated, accrued but unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the conversion price of $25.00, or (ii) for cash at the issue price of $25.00, plus any accumulated, accrued but unpaid dividends through the redemption date. In the event of liquidation, the holders of the preferred shares will be entitled to receive out of the assets of the Company, prior to any distribution to the common shareholders, the issue price of $25.00 per share in cash, plus any accumulated, accrued and unpaid dividends.

On January 25, 2001, the Board of Directors adopted a Shareholder Rights Agreement (the “Rights Agreement”). The Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to shareholders of record as of the close of business on April 6, 2001 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement). Each Right entitles the registered holder thereof to purchase from the Company a unit (a “Preferred Unit”) consisting of one one-thousandth of a share of Series B Cumulative Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a cash exercise price of $50.00 per Preferred Unit (the “Exercise Price”), subject to adjustment.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

During February 2002, the Company completed a public offering of 6,210,000 shares of common stock and received net proceeds of $113.5 million under its shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on July 6, 2001. During December 2002, the Company completed a public offering of 1,150,000 shares of common stock and received net proceeds of $20.9 million under the July 2001 shelf registration statement. On August 30, 2002, a new shelf registration statement that the Company filed in order to register an additional $400 million of equity securities was declared effective by the SEC. During 2002, the Company issued 7,103,100 shares of common stock and received net proceeds of $132.0 million under continuous equity offering programs under the July 2001 and August 2002 shelf registration statements. As of December 31, 2002, $25.1 million and $343.1 million of the Company’s registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively.

On June 26, 2002, the Company filed a Form S-3D to register an additional 8,000,000 shares for issuance under the Dividend Reinvestment and Stock Purchase Plan (the “DRP”). During 2002 and 2001, the Company issued 5,050,774 and 1,173,685 shares, respectively, of common stock under the DRP and received net proceeds of $97.0 million and $20.7 million, respectively.

Note 7. Long-Term Incentive Awards

The Company’s Board of Directors adopted the “2002 Long-Term Incentive Plan” (the “Plan”), effective September 29, 2002, which replaced the Company’s previous Stock Option and Incentive Plan that expired on September 28, 2002. The Plan is intended to be a long-term incentive program. The Plan was further amended by the Board of Directors in January 2003 to exclude the authorization of stock options. The amended Plan authorizes the Compensation Committee to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”).

The present policy of the Compensation Committee and the Board is to grant only PSR and DER awards under the Plan. The PSRs are granted in lieu of stock options, based on equivalent values as calculated by a Black Scholes option model.

The PSRs, when received as a grant, generally vest over a three-year period. The Company usually issues DERs under a formula at the same time that other awards under the Plan are granted. The DER and PSR participants are allowed to elect to reinvest their PSR and DER cash dividends into additional PSRs at the price of the Company’s common stock on the related dividend payment date. The PSRs are expensed over the applicable vesting period. The DERs are fully expensed on the Company’s income statement.

Restricted shares of common stock had been granted under the Company’s previous Stock Option and Incentive Plan pursuant to the direction of the Stock Option Committee (now renamed as the Compensation Committee) and approval of the Board of Directors. Restricted shares of common stock had generally been granted in lieu of Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”), based on equivalent values as calculated by a Black Scholes option model. The Board of Directors determined a vesting period for the restricted shares granted (generally three years). In general, a portion of the restricted shares vested at the end of each year of the vesting period and the shares participated in the common dividends declared during the vesting period. The Company had been expensing the value of the restricted shares over the vesting period, based on their value as of the date of grant. In April 2002, the Company’s Board of Directors cancelled all previously granted restricted shares of common stock and replaced them with PSRs of equal value. The replacement PSRs vest over the original vesting period of the cancelled restricted shares.

In April 2002, the Company’s Board of Directors, based on a recommendation from the Compensation Committee, granted 72,105 PSRs to replace 578,303 stock options that had been cancelled in January 2001.

As of December 31, 2002, there were 1,331,758 DERs outstanding, of which 1,303,597 were vested, and 454,963 PSRs outstanding, of which 245,041 were vested. The Company recorded an expense associated with DERs and PSRs of $4.1 million, $1.5 million and $273.7 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. Of the expense recorded in 2002, $2.8 million was the amount of dividend equivalents paid on DERs and PSRs, $1.1 million was the amortization of unvested PSRs and $249.9 thousand was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment.

During 2001, stock options for 371,429 shares of common stock were exercised at an average price of $8.46, and $2.7 million of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $463.5 thousand. During 2000, stock options for 82,797 shares of common stock were exercised at an average price of $8.83 and $685.7 thousand of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $45.3 thousand. During 2002, there were no exercises of stock options and as of December 31, 2002, all of the previously issued ISOs and NSOs had been exercised, terminated or cancelled.

Notes receivable from stock sales arise from the Company financing a portion of the purchase of shares of common stock by directors, officers and employees through the exercise of stock options. The notes mature in 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the common stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of common stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of December 31, 2002, there was $7.4 million of notes receivable outstanding from stock sales. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”). As a result of the Act, the notes made to directors and executive officers of the Company may not be modified and these individuals are not eligible to participate in the Company’s note receivable program after the effective date of the Act. In April, 2002, the Board approved a limited stock repurchase program for the repurchase at current market value of shares of common stock that were acquired pursuant to the exercise of stock options under the previous plan. The Company will first apply the proceeds from any such repurchases to the repayment of any outstanding stock option notes receivable due from the holders. As of December 31, 2002, no shares have been repurchased under this program.

All of the stock options outstanding as of December 31, 2000 and the ones granted during 2001 were either cancelled or exercised during 2001. As of December 31, 2002, there are no stock options outstanding and the current long-term incentive plan does not provide for the granting of stock options.

The Company accounted for stock options granted prior to 2002 under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost was recognized for the Company’s stock option plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

	2001	2000

Net income — as reported	$58,460	$29,165
Net income — pro forma	58,420	28,989
Basic EPS — as reported	2.09	1.05
Basic EPS — pro forma	2.09	1.04
Diluted EPS — as reported	2.09	1.05
Diluted EPS — pro forma	2.09	1.04
Assumptions:
Dividend yield	10.00%	10.00%
Expected volatility	33.4%	32.4%
Risk-free interest rate	5.19%	6.29%
Expected lives	7 years	7 years

Information regarding stock options is as follows:

	2001		2000

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	916,698	$14.248	789,473	$15.494
Granted	35,666	10.563	210,022	7.426
Exercised	(371,429)	8.455	(82,797)	8.829
Cancelled/Expired	(580,935)	17.725	—	—

Outstanding, end of year	—	$—	916,698	$14.248

Weighted average fair value of options granted during the year	$1.26		$0.93
Options exercisable at year end	—		804,053

In January 2001, outstanding stock options for 578,303 shares at option exercise prices of $15.00 per share and above were voluntarily surrendered and cancelled by the officers and directors of the Company and employees of the Manager who held the options.

Note 8. Transactions with Affiliates

The Company has no employees and obtains all of its management requirements from Thornburg Mortgage Advisory Corporation (“the Manager”), an external manager or adviser, under the terms of a Management Agreement (the “Agreement”) that is negotiated and approved by the Board of Directors. Under the terms of this Agreement, the Manager, subject to the supervision of the Company’s Board of Directors, is responsible for the management of all operations of the Company and provides certain personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager and affiliates of the Manager are reimbursed by the Company, principally expenses of TMHL, the Company’s mortgage banking subsidiary, related to mortgage loan acquisition, selling, servicing and securitization activities, including the personnel and office space attributed to these activities. During the years ended December 31, 2002, 2001 and 2000, the Company reimbursed the Manager $3.5 million, $1.7 million and $201.4 thousand for expenses, respectively, in accordance with the terms of the Agreement. As of December 31, 2002 and 2001, $237.0 thousand and $78.0 thousand, respectively, was payable by the Company to the Manager for these reimbursable expenses. The Agreement has a ten-year term expiring July 15, 2009, and provides for an annual review of the Manager’s performance under the Agreement by the unaffiliated directors of the Board of Directors. If the Company terminated the Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

The Company pays the Manager an annual base management fee based on average shareholders’ equity, adjusted for liabilities that are not incurred to finance assets (“Average Shareholders’ Equity” or “Average Net Invested Assets” as defined in the Agreement), payable monthly in arrears as follows: 1.20% of the first $300 million of Average Shareholders’ Equity, plus 0.88% of Average Shareholders’ Equity above $300 million. The Agreement also has a cost of living clause that adjusts the base management fee formula by the change in the Consumer Price Index over the previous twelve-month period, effective as of each annual review of the Agreement. In addition, the three wholly owned subsidiaries of the Company and the two wholly owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1.2 thousand per month, paid in arrears.

For the years ended December 31, 2002, 2001 and 2000, the Company incurred costs of $7.8 million, $4.9 million and $4.2 million, respectively, in base management fees in accordance with the terms of the Management Agreements. As of December 31, 2002 and 2001, $741.6 thousand and $508.4 thousand, respectively, was payable by the Company to the Manager for the base management fee.

The Manager is also entitled to earn performance-based compensation in an amount equal to 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter’s discount and other costs of issuance, plus retained earnings. For the years ended December 31, 2002, 2001 and 2000, the Manager earned performance-based compensation in the amount of $17.5 million, $6.7 million and $45.9 thousand, respectively. As of December 31, 2002 and 2001, $5.6 million and $3.1 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors, officers and employees of the Company and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002, on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of December 31, 2002, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $21.3 million, had a weighted average interest rate of 4.56%, and maturities ranging between 2016 and 2033.

Effective January 1, 2002, TMHL entered into a Joint Marketing Agreement with Thornburg Securities Corporation (“TSC”), a registered broker-dealer. The initial term of the agreement expired December 31, 2002, but has been extended for successive three-month terms unless terminated by either party. Under the terms of the agreement, TMHL shall pay TSC an annual fee of $50 thousand for 2003, in quarterly installments, as compensation for certain marketing, promotional and advertising services and to provide marketing materials to brokers and financial advisers. During 2002, TMHL paid $25 thousand to TSC pursuant to this agreement.

Certain directors, officers and employees of the Company have obtained loans from the Company to finance their purchase of shares of common stock through the exercise of stock options as described in Note 7 above.

Note 9. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

	Year Ended December 31, 2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income from ARM assets and cash	$116,439	$109,662	$96,439	$79,427
Interest expense on borrowed funds	(69,604)	(67,149)	(59,482)	(47,803)

Net interest income	46,835	42,513	36,957	31,624

Hedging expense	(317)	(173)	(622)	(314)
Gain (loss) on ARM assets	801	18	84	—
General and administrative expenses	(12,144)	(9,748)	(8,481)	(7,017)
Dividend on preferred stock	(1,669)	(1,670)	(1,670)	(1,670)

Net income available to common shareholders	$33,506	$30,940	$26,268	$22,623

Basic EPS	$0.67	$0.68	$0.63	$0.62

Diluted EPS	$0.67	$0.67	$0.63	$0.62

Average number of common shares outstanding — Basic	50,086	45,733	41,950	36,417

Average number of common shares outstanding — Diluted	52,846	48,493	44,710	39,177

	Year Ended December 31, 2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income from ARM assets and cash	$71,441	$66,249	$67,679	$73,225
Interest expense on borrowed funds	(42,507)	(46,456)	(51,965)	(58,901)

Net interest income	28,934	19,793	15,714	14,324

Hedging expense	(213)	(507)	(466)	(151)
Gain (loss) on ARM assets	—	—	1	—
Provision for credit losses	(91)	(231)	(153)	(178)
General and administrative expenses	(7,120)	(4,470)	(3,458)	(3,066)
Dividend on preferred stock	(1,670)	(1,670)	(1,669)	(1,670)
Cumulative effect of change in accounting principle			—	(202)

Net income available to common shareholders	$19,840	$12,915	$9,969	$9,057

Basic EPS	$0.65	$0.52	$0.46	$0.42

Diluted EPS	$0.65	$0.52	$0.46	$0.42

Average number of common shares outstanding	30,434	25,004	21,791	21,691

Note 10. Subsequent Events

On January 30, 2003, the Company completed a securitization of $777.7 million of loans from its ARM loans portfolio and 99.8% of the resulting securities were rated at least Investment Grade.

On February 10, 2003, the Company issued 3,200,000 shares of its common stock in a public offering. On February 26, 2003, the Company issued 273,500 shares pursuant to the underwriter’s 30-day option to purchase additional shares to cover over-allotments in connection with the offering. The Company raised aggregate net proceeds of $65.9 million in this offering.

SCHEDULE IV — Mortgage Loans on Real Estate

Column A, Description: The Company’s whole loan portfolio at December 31, 2002, which consists only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A		Column B	Column C	Column G	Column H

Description(4)

Range of	Number		Final	Carrying	Principal Amount of
Carrying Amounts	of	Interest	Maturity	Amount of	Loans Delinquent as to
of Mortgages	Loans	Rate	Date	Mortgages (3)	Principal or Interest

ARM Loans:
$0-250	842	2.38 - 8.25	Various	$102,187	$230
251-500	384	2.50 - 8.13	Various	139,164	—
501-750	141	2.38 - 7.63	Various	86,167	—
751-1,000	71	2.63 - 7.63	Various	66,189	—
over 1,000	61	2.63 - 7.50	Various	98,407	1,598

	1,499			492,113	1,829

Hybrid Loans:
0-250	240	3.50 - 7.00	Various	39,203	—
251-500	408	3.25 - 7.63	Various	151,007	—
501-750	180	3.88 - 7.38	Various	109,807	—
751-1,000	78	3.88 - 6.25	Various	69,213	—
over 1,000	82	4.25 - 6.75	Various	132,640	—

	988			501,871	—

Premium				8,535
Allowance for losses (2)				(100)

	2,487			$1,002,419	$1,829

Notes:

(1)	Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2001	$572,414
Additions during 2002:
Loan purchases	2,849,511
Loans transferred from Company securities for modification	151,395

3,000,906
Deductions during 2002:
Collections of principal	209,939
Cost of mortgage loans securitized	2,353,685
Cost of mortgage loans sold	4,059
Cost of mortgage loans transferred to real estate-owned properties	204
Amortization of premium	3,014

2,570,901

Balance at December 31, 2002	$1,002,419

(2)	The provision for losses is based on management’s assessment of various factors.
(3)	Cost for Federal income taxes is the same.

(4)	The geographic distribution of the Company’s whole loan portfolio at December 31, 2002 was as follows:

	Number of
State or Territory	Loans	Carrying Amount

Arizona	40	$14,477
California	388	231,440
Colorado	131	83,121
Connecticut	44	27,052
Florida	218	64,307
Georgia	374	129,624
Illinois	47	15,434
Massachusetts	66	33,037
New Jersey	70	25,892
New Mexico	88	30,709
New York	208	82,602
North Carolina	63	18,103
South Carolina	107	45,509
Texas	72	22,833
Virginia	47	19,023
Other states, less than 55 loans each	524	150,733
Premium		8,535
Allowance for losses		(100)

TOTAL	2,487	$1,002,419

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC. (Registrant)

Dated: March 20, 2003	/s/ Garrett Thornburg Garrett Thornburg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 20, 2003	/s/ Larry A. Goldstone Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

Dated: March 20, 2003	/s/ Richard P. Story Richard P. Story Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board,	March 20, 2003
____________________________	Director and Chief
Garrett Thornburg	Executive Officer

/s/ Larry A. Goldstone	President, Director and	March 20, 2003
____________________________	Chief Operating Officer
Larry A. Goldstone

/s/ Richard P. Story	Executive Vice President, Director,	March 20, 2003
____________________________	Chief Financial Officer and Treasurer
Richard P. Story

/s/ Joseph H. Badal	Executive Vice President and Director	March 20, 2003
____________________________
Joseph H. Badal

/s/ Jane Starrett	Vice President and Controller	March 20, 2003
____________________________
Jane Starrett

/s/ David A. Ater	Director	March 20, 2003
____________________________
David A. Ater

/s/ Ike Kalangis	Director	March 20, 2003
____________________________
Ike Kalangis

/s/ Owen M. Lopez	Director	March 20, 2003
____________________________
Owen M. Lopez

Signature	Capacity	Date

/s/ James H. Lorie	Director	March 20, 2003
____________________________
James H. Lorie

/s/ Francis I. Mullin III	Director	March 20, 2003
____________________________
Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 20, 2003
____________________________
Stuart C. Sherman

CERTIFICATIONS

I, Garrett Thornburg, certify that:

1.     I have reviewed this annual report on Form 10-K of Thornburg Mortgage, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Garrett Thornburg Garrett Thornburg Chief Executive Officer (authorized officer of registrant)

CERTIFICATIONS

I, Larry A. Goldstone, certify that:

1.     I have reviewed this annual report on Form 10-K of Thornburg Mortgage, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Larry A. Goldstone Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

CERTIFICATIONS

I, Richard P. Story, certify that:

1.     I have reviewed this annual report on Form 10-K of Thornburg Mortgage, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Richard P. Story Richard P. Story Executive Vice President, Chief Financial Officer and Treasurer (authorized officer of registrant)

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant (a)
3.1.1	Articles of Amendment to Articles of Incorporation dated June 29, 1995 (b)
3.1.2	Articles Supplementary dated January 21, 1997 (c)
3.1.3	Amendment to Articles of Incorporation dated April 27, 2000 (d)
3.1.4	Form of Articles Supplementary for Series B Cumulative Preferred Stock (n)
3.1.5	Amendment to Articles of Incorporation dated April 29, 2002 (e)
3.2	Amended and Restated Bylaws of the Registrant (f)
3.2.1.1	Amendment to the Restated Bylaws of the Registrant (g)
3.3	Audit Committee Charter dated January 25, 2001 (m)
3.3.1	Amended Audit Committee Charter, dated as of April 23, 2002 (e)
3.3.2	Audit Committee Charter, revised January 21, 2003 (h)
4.2	Specimen Preferred Stock Certificates (c)
4.3	Form of Common Stock Certificate (n)
4.4	Form of Preferred Stock Certificate for Series B Cumulative Preferred Stock (n)
4.5	Form of Right Certificate (n)
10.1	Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated July 15, 1999 (i)
10.1.1	Amendment No. 1 to the Management Agreement dated October 17, 2000 (j)
10.2	Form of Servicing Agreement (a)
10.3	Dividend Reinvestment and Stock Purchase Plan (k)
10.4	Trust Agreement dated as of December 1, 1998 (l)
10.5	Indenture Agreement dated as of December 1, 1998 (l)
10.6	Sales and Service Agreement dated as of December 1, 1998 (l)
10.7	Form of Shareholder Rights Agreement (n)
10.7.1	Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (o)
10.8	Form of Limited Stock Repurchase Plan (p)
10.9	Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003*
22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 (h)
23.1	Consent of Independent Accountants *
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.3	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

(a)	Previously filed with Registrant’s Form S-11 which went effective on June 18, 1993 and incorporated herein by reference pursuant to Rule 12b-32.

(b)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference pursuant to Rule 12b-32.

(c)	Previously filed with Registrant’s Form 8-A dated January 17, 1997 and incorporated herein by reference pursuant to Rule 12b-32.

(d)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2000 and incorporated herein by reference pursuant to Rule 12b-32.

(e)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated herein by reference pursuant to Rule 12b-32.

(f)	Previously filed with Registrant’s Form S-8 dated July 1, 1994 and incorporated herein by reference pursuant to Rule 12b-32.

(g)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated herein by reference pursuant to Rule 12b-32.

(h)	To be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2002 and incorporated herein by reference pursuant to Rule 12b-32.

(i)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference pursuant to Rule 12b-32.

(j)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference pursuant to Rule 12b-32.

(k)	Previously filed with Registrant’s Form S-3D filed on June 26, 2002 and incorporated herein by reference pursuant to Rule 12b-32.

(l)	Previously filed with Registrant’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

(m)	Previously filed as Exhibit A to Registrant’s Proxy Statement filed on March 29, 2001 and incorporated herein by reference pursuant to Rule 12b-32.

(n)	Previously filed with Registrant’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference pursuant to Rule 12b-32.

(o)	Previously filed with Registrant’s Form S-3 which was filed on August 23, 2002 and which went effective on August 30, 2002, and incorporated herein by reference pursuant to Rule 12b-32.

(p)	Previously filed with Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference pursuant to Rule 12b-32.