Form 10-Q
period 2003-03-31
THORNBURG MORTGAGE INC
filed 2003-05-15
CIK 892535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

                               (1) Yes |X| No | |
                               (2) Yes |X| No | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)   59,568,311 as of May 14, 2003

                            THORNBURG MORTGAGE, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.................      3

                      Consolidated Income Statements for the three months ended
                       March 31, 2003 and March 31, 2002..................................................      4

                      Consolidated Statement of Shareholders' Equity for the three months
                       ended March 31, 2003 and March 31, 2002............................................      5

                      Consolidated Statements of Cash Flows for the three months ended
                       March 31, 2003 and March 31, 2002..................................................      6

                      Notes to Consolidated Financial Statements..........................................      7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................     21

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................     43

     Item 4.      Controls and Procedures.................................................................     43

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................................     44

     Item 2.      Changes in Securities and Use of Proceeds ..............................................     44

     Item 3.      Defaults Upon Senior Securities ........................................................     44

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................     44

     Item 5.      Other Information.......................................................................     44

     Item 6.      Exhibits and Reports on Form 8-K........................................................     44

     SIGNATURES ..........................................................................................     45

     CERTIFICATIONS.......................................................................................     46

     EXHIBIT INDEX .......................................................................................     49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                             March 31, 2003
ASSETS                                                        (unaudited)        December 31, 2002
                                                             --------------      -----------------
 Adjustable-rate mortgage ("ARM") assets:
   ARM securities                                             $ 10,857,065         $  9,335,643
   Collateral for collateralized notes                                  --              289,783
   ARM loans held for securitization                             1,152,372              709,787
                                                              ------------         ------------
                                                                12,009,437           10,335,213
                                                              ------------         ------------

 Cash and cash equivalents                                         308,639              122,220
 Accrued interest receivable                                        52,986               47,435
 Prepaid expenses and other                                          5,876                8,064
                                                              ------------         ------------
                                                              $ 12,376,938         $ 10,512,932
                                                              ============         ============

LIABILITIES

 Reverse repurchase agreements                                $ 10,283,647         $  8,568,260
 Collateralized notes                                                   --              255,415
 Whole loan financing facilities                                 1,062,237              589,081
 Payable for assets purchased                                           --              202,844
 Accrued interest payable                                           18,896               17,234
 Dividends payable                                                   1,670               32,536
 Accrued expenses and other                                         18,277               14,520
                                                              ------------         ------------
                                                                11,384,727            9,679,890
                                                              ------------         ------------

COMMITMENTS

SHAREHOLDERS' EQUITY

 Preferred stock: par value $.01 per share;
   Series A 9.68% Cumulative Convertible shares,
     aggregate preference in liquidation $69,000,
     2,760 shares authorized, issued and outstanding;               65,805               65,805
   Series B Cumulative, 22 shares authorized,
     none issued and outstanding                                        --                   --
 Common stock: par value $.01 per share;
   497,218 shares authorized, 59,071 and 52,763 shares
   issued and outstanding, respectively                                591                  528
 Additional paid-in-capital                                      1,001,090              878,929
 Accumulated other comprehensive loss                             (105,813)            (105,254)
 Notes receivable from stock sales                                  (7,337)              (7,437)
 Retained earnings                                                  37,875                  471
                                                              ------------         ------------
                                                                   992,211              833,042
                                                              ------------         ------------
                                                              $ 12,376,938         $ 10,512,932
                                                              ============         ============

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
 (In thousands, except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2003             2002
                                                            ---------         --------
Interest income from ARM assets and cash equivalents        $ 123,196         $ 79,427
Interest expense on borrowed funds                            (71,162)         (47,803)
                                                            ---------         --------
  Net interest income                                          52,034           31,624
                                                            ---------         --------

Fee income                                                        304                5
Hedging expense                                                  (177)            (314)
Management fee                                                 (2,485)          (1,644)
Performance fee                                                (6,187)          (3,193)
Long-term incentive awards                                     (1,669)            (547)
Other operating expenses                                       (2,746)          (1,638)
                                                            ---------         --------
     NET INCOME                                             $  39,074         $ 24,293
                                                            =========         ========

Net income                                                  $  39,074         $ 24,293
Dividends on preferred stock                                   (1,670)          (1,670)
                                                            ---------         --------
Net income available to common shareholders                 $  37,404         $ 22,623
                                                            =========         ========
Basic earnings per share:
  Net income                                                $    0.67         $   0.62
  Average number of shares outstanding                         55,631           36,417
                                                            =========         ========
Diluted earnings per share:
  Net income                                                $    0.67         $   0.62
  Average number of shares outstanding                         58,391           36,417
                                                            =========         ========

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
Three months ended March 31, 2003 and 2002
(In thousands, except share data)

                                                                          Accum.
                                                                          Other
                                                                          Compre-     Notes                    Compre-
                                                             Additional   hensive   Receivable     Retained    hensive
                                         Preferred   Common    Paid-in    Income        From       Earnings/    Income
                                           Stock     Stock     Capital    (Loss)    Stock Sales    (Deficit)    (Loss)      Total
                                         ---------   -----   ----------  ---------  -----------    ---------  ---------   ---------
Balance, December 31, 2001                 $65,805   $ 333   $  515,516  $ (36,566)   $ (7,904)    $ (4,526)              $ 532,658
Comprehensive income:
   Net income                                   --      --           --         --          --       24,293    $24,293       24,293
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment                    --      --           --     (5,319)         --           --     (5,319)      (5,319)
     Swap Agreements and Eurodollar
       Transactions:
       Fair value adjustment, net of
       amortization                             --      --           --     26,220          --           --     26,220       26,220
                                                                                                               -------
Comprehensive income                                                                                           $45,194
                                                                                                               =======
Issuance of common stock                        --      76      140,796         --          --           --                 140,872
Interest and principal payments on
   notes receivable from stock sales            --      --           76         --          --           --                      76
Dividends declared on preferred
   stock - $0.605 per share                     --      --           --         --          --       (1,670)                 (1,670)
                                           -------   -----   ----------  ---------    --------     --------               ---------
Balance, March 31, 2002                    $65,805   $ 409   $  656,388  $ (15,665)   $ (7,904)    $ 18,097               $ 717,130
                                           =======   =====   ==========  =========    ========     ========               =========
Balance, December 31, 2002                 $65,805   $ 528   $  878,929  $(105,254)   $ (7,437)       $ 471               $ 833,042
Comprehensive income:
   Net income                                   --      --           --         --          --       39,074    $39,074       39,074
   Other comprehensive income:
     Available-for-sale assets:
       Fair value adjustment                    --      --           --      3,850          --           --      3,850        3,850
     Swap Agreements and Eurodollar
       Transactions:
       Fair value adjustment, net of
       amortization                             --      --           --     (4,409)         --           --     (4,409)      (4,409)
                                                                                                               -------
Comprehensive income                                                                                           $38,515
                                                                                                               =======
Issuance of common stock                        --      63      122,090         --          --           --                 122,153
Interest and principal payments on
   notes receivable from stock sales            --      --           71         --         100           --                     171
Dividends declared on preferred
     stock - $0.605 per share                   --      --           --         --          --       (1,670)                 (1,670)
                                           -------   -----   ----------  ---------    --------     --------               ---------
   Balance, March 31, 2003                 $65,805   $ 591   $1,001,090  $(105,813)   $ (7,337)    $ 37,875               $ 992,211
                                           =======   =====   ==========  =========    ========     ========               =========

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  2003           2002
                                                              -----------    -----------
Operating Activities:
   Net Income                                                 $    39,074    $    24,293
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization                                                   8,167          5,110
     Hedging expense                                                  177            314
     Change in assets and liabilities:
       Accrued interest receivable                                 (5,551)        (3,861)
       Prepaid expenses and other                                   2,177         (1,150)
       Accrued interest payable                                     1,662          1,477
       Accrued expenses and other                                   3,757          4,499
                                                              -----------    -----------
         Net cash provided by operating activities                 49,463         30,682
                                                              -----------    -----------
Investing Activities:
   Available-for-sale ARM securities:
     Purchases                                                 (1,848,384)    (1,805,247)
     Proceeds on sales                                                 --         50,106
     Principal payments                                         1,138,208        871,186
   Collateral for collateralized notes:
     Principal payments                                            24,855         70,616
   ARM loans:
     Purchases                                                 (1,204,489)      (599,357)
     Proceeds on sales                                                 --          3,711
     Principal payments                                             9,403          4,011
                                                              -----------    -----------
         Net cash used in investing activities                 (1,880,407)    (1,404,974)
                                                              -----------    -----------
Financing Activities:
   Net borrowings from reverse repurchase agreements            1,715,413      1,311,248
   Repayments of collateralized notes                            (255,415)       (70,268)
   Net other borrowings                                           473,156         96,172
   Payments (received) made on Eurodollar contracts                (5,579)           102
   Proceeds from common stock issued, net                         122,153        140,872
   Dividends paid                                                 (32,536)       (19,987)
   Payments on notes receivable from stock sales                      171              9
                                                              -----------    -----------
         Net cash provided by financing activities              2,017,363      1,458,148
                                                              -----------    -----------
Net increase in cash and cash equivalents                         186,419         83,856
Cash and cash equivalents at beginning of period                  122,220         33,884
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   308,639    $   117,740
                                                              ===========    ===========

Supplemental disclosure of cash flow information and non-cash activities is included in Note 4.

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

      In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the "Company") and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation ("TMFC") and Thornburg Mortgage Acceptance Corporation ("TMAC"), its wholly owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. ("TMHL"), and TMHL's two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. All of the Company's subsidiaries are wholly owned qualified real estate investment trust ("REIT") subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

            "Cash and cash equivalents" includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

      ADJUSTABLE-RATE MORTGAGE ("ARM") ASSETS

            The Company's ARM assets are comprised of ARM securities, ARM loans and collateral for AAA notes payable, which consists of ARM loans. All of the Company's ARM assets are either traditional ARM securities and loans, which have interest rates that reprice in a year or less ("Traditional ARMs"), or hybrid ARM securities and loans that have a fixed interest rate for an initial period, generally three to ten years, and then convert to Traditional ARMs for their remaining terms to maturity ("Hybrid ARMs").

            Management has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income (loss)" as a separate component of shareholders' equity.

            The Company securitizes the loans it acquires and originates and retains the resulting securities in its ARM securities portfolio. Alternatively, the Company may issue the securities it creates to third party investors, which provides an alternative form of long-term financing for the Company's assets. The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The securitization process benefits the Company by either creating highly liquid assets that are readily financeable in the reverse repurchase agreement market or enabling the Company to enter into long-term secured debt financing transactions where the Company is not subject to future recourse on these financing transactions. The securitizations of the Company's loans are not accounted for as sales and the Company does not capitalize any servicing rights or obligations as a result of this process. The fair value reflected in the Company's financial statements for these securities is generally based on market prices provided by certain dealers who make markets in these financial instruments.

            Management has the intent and ability to hold the Company's ARM loans for the foreseeable future, and until maturity or payoff. Therefore, these loans are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

            The collateral for the AAA notes payable consists of ARM loans, which are accounted for in the same manner as ARM loans that are not held as collateral.

            Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments.

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

      CREDIT RISK

            The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government ("Ginnie Mae") or a government-sponsored or federally-chartered corporation ("Fannie Mae" or "Freddie Mac"). An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investors Service, Inc. (the "Rating Agencies"). Additionally, the Company purchases and originates ARM loans or purchases all classes of an ARM loan securitization (including the classes rated less than Investment Grade) and limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to "A" quality underwriting standards. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A or equivalent, BBB or equivalent, or ARM loans originated to "A" quality underwriting standards ("Other Investments"), including the subordinate classes of securities retained as part of the Company's securitization of loans or purchases of 100% of the classes from other loan securitizations, to no more than 30% of the portfolio.

            The Company, in general, securitizes all of its loans and retains the resulting securities in its ARM portfolio. The Company may also purchase an entire securitization backed by "A" quality loans. At the time of securitization, the Company obtains a credit review of the loans being securitized by one or more Rating Agency. Based in part on this review, the Company makes a determination regarding the expected losses to be realized in the future and adjusts the basis of the securities to their expected realizable value. In doing so, the Company establishes a basis adjustment amount to absorb the expected credit losses. The Company then monitors the delinquencies and losses on the underlying loans backing its ARM securities. If the credit performance of the underlying loans is not as good as expected, the Company records a provision for additional probable credit losses at a level deemed appropriate by management to provide for estimated losses inherent in its ARM securities portfolio. The provision is based on management's assessment of numerous factors affecting the Company's portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying loans and remaining credit protection. The provision for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value (which is other than temporary), and the amount of such write-down is recorded as a realized loss, thereby reducing earnings. Additionally, once a loan within one of these securities is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that portion of the security collateralized by the loan.

            Loans that are not yet securitized are also reviewed for probable losses. The Company's loans are held for securitization until an appropriate size pool is created, which generally occurs within a few months of acquisition or origination. As a result, although the Company reviews its unsecuritized loans for probable losses, it is unlikely a loan would incur a loss prior to securitization. If a loss were estimated on an unsecuritized loan in excess of existing reserves, the Company would record a provision, which would reduce earnings, and adjust the loan loss reserve.

            Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

      VALUATION METHODS

            The fair values of the Company's ARM securities are generally based on market prices provided by certain dealers who make markets in these financial instruments, or by third-party pricing services. If the fair value of an ARM security is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information. The fair values for ARM loans are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit. The fair values of the Company's collateralized notes payable, interest rate swap agreements and interest rate cap agreements are based on market values provided by dealers who are familiar with the terms of the notes, swap agreements and cap agreements. The fair value of futures contracts is determined on a daily basis by the closing price on the Chicago Mercantile Exchange. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

      DERIVATIVE FINANCIAL INSTRUMENTS

            All of the Company's derivative financial instruments (interest rate cap agreements, interest rate swap agreements and Eurodollar futures contracts) are carried on the balance sheet at their fair value. If a derivative is designated as a "fair value hedge," the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a "cash flow hedge," the effective amount of change in the fair value of the derivative instrument is recorded in "Other comprehensive income" and is transferred from "Other comprehensive income" to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

            As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.

            INTEREST RATE SWAP AGREEMENTS AND EURODOLLAR FUTURES CONTRACTS

            The Company enters into interest rate swap agreements ("Swap Agreements") and Eurodollar futures contracts ("Eurodollar Transactions") in order to manage its interest rate exposure when financing its ARM assets. The Company generally borrows money based on short-term interest rates, either by entering into borrowings with maturity terms of less than one year, and frequently one to three months, or by entering into borrowings with longer maturities of one to two years that have an interest rate that is reset based on a frequency that is commonly one to three months. The Company's Traditional ARM assets generally have interest rates that reprice based on frequency terms of one to twelve months. The Company's Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company's existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company's ARM assets. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London InterBank Offer Rate ("LIBOR"). The Company also enters into Eurodollar Transactions in order to hedge changes in its forecasted three-month LIBOR-based liabilities. The notional balances of the Swap Agreements and the total contract size of the Eurodollar Transactions generally decline over the life of these instruments. These Swap Agreements and Eurodollar Transactions have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. These instruments are used as a cost effective way to lengthen the average repricing period of the Company's variable rate and short-term borrowings such that the duration of the borrowings closely matches the duration of the Company's ARM assets.

            All Swap Agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of Financial Accounting Standards No. 133 ("FAS 133"), the Company does not account for these hedges under a method defined in FAS 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and to date, has calculated effectiveness of approximately 100%. Eurodollar Transactions are also designated as cash flow hedges and are accounted for in accordance with FAS 133 implementation issue No. G7, Method 1: Change in Variable Cash Correspondent Method, and application of this method has resulted in no measured ineffectiveness. All changes in the unrealized gains and losses on Swap Agreements and the Eurodollar Transactions have been recorded in "Accumulated other comprehensive income" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in "Accumulated other comprehensive income" would be reclassified to income. As of March 31, 2003, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in "Accumulated other comprehensive income" was a net loss of $153.4 million. The Company estimates that over the next twelve months, $81.5 million of these net unrealized losses will be reclassified from "Accumulated other comprehensive income" to interest expense.

            The loss on Swap Agreements is the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized loss in "Accumulated other comprehensive income" and the carrying value of the Swap Agreements adjusts to zero and the Company realizes a fixed cost of money over the life of the hedging instrument

            The Company has terminated and/or replaced Swap Agreements in the course of managing its liquidity and balance sheet. Since the Company's adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in "Accumulated other comprehensive income" as a separate component of equity. The gain or loss from the terminated

            Swap Agreements remains in "Accumulated other comprehensive income" until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to income.

            INTEREST RATE CAP AGREEMENTS

            The Company purchases interest rate cap agreements ("Cap Agreements") to manage interest rate risk on a portion of its assets. In general, ARM assets have a contractual maximum interest rate ("Life Cap"), which is a component of the fair value of an ARM asset. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above certain specified levels. Therefore, such Cap Agreements have the effect of offsetting a portion of the Company's borrowing costs, above a specified level so that the net margin on the Company's ARM assets will be protected in high interest rate environments.

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

      ACCUMULATED OTHER COMPREHENSIVE INCOME

            The Financial Accounting Standard Board's Statement 130, "Reporting Comprehensive Income," divides comprehensive income into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FAS 133. Accumulated other comprehensive income (loss) at March 31, 2003 and December 31, 2002 includes the following (dollar amounts in thousands):

                                                              March 31, 2003    December 31, 2002
                                                              --------------    -----------------
            Net unrealized gain on available-for-sale ARM
               assets                                            $  47,487         $  43,489
            Net unrealized loss on Swap Agreements and
               Eurodollar Transactions                            (153,300)         (148,743)
                                                                 ---------         ---------
            Accumulated other comprehensive loss                 $(105,813)        $(105,254)
                                                                 =========         =========

      INCOME TAXES

            The Company elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met.

      NET EARNINGS PER SHARE

            Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

            Following is information about the computation of the earnings per share data for the three-month periods ended March 31, 2003 and 2002 (amounts in thousands except per share data):

                                                                  Income            Shares      Earnings Per Share
                                                                 --------           ------      ------------------
      Three Months Ended March 31, 2003
      Net income                                                 $ 39,074
      Less preferred stock dividends                               (1,670)
                                                                 --------
      Basic EPS, income available to common shareholders           37,404           55,631           $ 0.67
                                                                                                     ======
      Effect of dilutive securities:
        Convertible preferred stock                                 1,670            2,760
                                                                 --------           ------
      Diluted EPS                                                $ 39,074           58,391           $ 0.67
                                                                 ========           ======           ======
      Three Months Ended March 31, 2002
      Net income                                                 $ 24,293
      Less preferred stock dividends                               (1,670)
                                                                 --------
      Basic EPS, income available to common shareholders           22,623           36,417           $ 0.62
                                                                                                     ======
      Effect of dilutive securities:
        Convertible preferred stock                                    --               --
                                                                 --------           ------
      Diluted EPS                                                $ 22,623           36,417           $ 0.62
                                                                 ========           ======           ======

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

      CURRENT ACCOUNTING PRONOUNCEMENTS

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which is an interpretation of SFAS No. 5; "Accounting for Contingencies," SFAS No. 57; "Related Party Disclosures," and SFAS No. 107; "Disclosures About Fair Value of Financial Instruments." FIN 45 clarifies the disclosure and liability recognition requirements relating to guarantees issued by an entity. FIN 45 is effective for new guarantees issued or modification of guarantees made after December 31, 2002. The adoption of FIN 45`s measurement requirements is not expected to have a significant impact on the Company's financial position or results of operations. The Company has no guarantees requiring disclosure under FIN 45.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

            1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

            2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

                  a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

                  b. The obligation to absorb the expected losses of the entity if they occur

                  c. The right to receive expected residual returns of the entity if they occur.

            FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

            In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2)clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

NOTE 2. ADJUSTABLE-RATE MORTGAGE ASSETS

            The following tables present the Company's ARM assets as of March 31, 2003 and December 31, 2002. The ARM securities classified as available-for-sale are carried at their fair value, while the collateral for collateralized notes and ARM loans are carried at their amortized cost basis (dollar amounts in thousands):

March 31, 2003:
                                           Available-for-Sale       Collateral for
                                             ARM Securities      Collateralized Notes    ARM Loans             Total
                                           ------------------    --------------------   -----------         ------------
Principal balance outstanding                 $ 10,659,982            $      --         $ 1,146,475         $ 11,806,457
Net unamortized premium                            131,913                   --               5,997              137,910
Basis adjustments/Allowance for losses             (16,525)                  --                (100)             (16,625)
Principal payment receivable                        33,163                   --                  --               33,163
                                              ------------            ---------         -----------         ------------
  Amortized cost, net                           10,808,533                   --           1,152,372           11,960,905
Gross unrealized gains                              80,833                   --               6,424               87,257
Gross unrealized losses                            (32,301)                  --              (1,245)             (33,546)
                                              ------------            ---------         -----------         ------------
  Fair value                                  $ 10,857,065            $      --         $ 1,157,551         $ 12,014,616
                                              ============            =========         ===========         ============
Carrying value                                $ 10,857,065            $      --         $ 1,152,372         $ 12,009,437
                                              ============            =========         ===========         ============

December 31, 2002:
                                           Available-for-Sale       Collateral for
                                             ARM Securities      Collateralized Notes    ARM Loans             Total
                                           ------------------    --------------------   -----------         ------------
Principal balance outstanding                 $  9,162,747            $ 287,409         $   706,965         $ 10,157,121
Net unamortized premium                            108,565                5,613               2,922              117,100
Basis adjustments/Allowance for losses             (11,384)              (3,239)               (100)             (14,723)
Principal payment receivable                        31,033                   --                  --               31,033
                                              ------------            ---------         -----------         ------------
  Amortized cost, net                            9,290,961              289,783             709,787           10,290,531
Gross unrealized gains                              73,805                2,297               3,505               79,607
Gross unrealized losses                            (29,123)                (120)               (160)             (29,403)
                                              ------------            ---------         -----------         ------------
  Fair value                                  $  9,335,643            $ 291,960         $   713,132         $ 10,340,735
                                              ============            =========         ===========         ============
Carrying value                                $  9,335,643            $ 289,783         $   709,787         $ 10,335,213
                                              ============            =========         ===========         ============

            The Company did not sell any ARM assets during the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company sold one ARM security in the amount of $50.1 million for no gain or loss. The ARM security sold was classified as "available-for-sale." In addition, the Company sold $3.7 million of loans and realized a gross gain of $6.0 thousand and a gross loss of $3.0 thousand.

            During the quarter ended March 31, 2003, the Company securitized $774.5 million of its ARM loans into a series of private-label multi-class ARM securities. In keeping with the Company's portfolio lending strategy, it retained for its ARM portfolio, all of the classes of the securities created. The Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. The Company carries the securities at fair value, based primarily on market value prices received from dealers familiar with similar securities. As of March 31, 2003, $3.5 billion of the Company's ARM assets had been created from the Company's loan securitization and retention process.

            As of March 31, 2003 and December 31, 2002, the Company had reduced the cost basis of its securitized ARM loans by $15.2 million and $13.8 million, respectively, due to estimated credit losses (other than temporary declines in fair value). The reduction in the cost basis recorded during the first quarter of 2003, in the amount of $1.5 million, was recorded in connection with the Company's securitization of $774.5 million of loans.

            As of March 31, 2003 and December 31, 2002, the Company had reduced the cost basis of other ARM securities by $1.3 million and $858.8 thousand, respectively, due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. The Company recorded a reduction in cost basis of $435.8 thousand related to ARM securities purchased during the quarter ended March 31, 2003 on which the Company has first loss credit exposure. These securities were purchased as part of a transaction in which the Company purchased all of the classes of a loan securitization in the amount of $299.7 million, including the subordinated classes. The Company also recorded realized losses on purchased ARM securities in the amount of $49.1 thousand and realized recoveries in the amount of $52.6 thousand during the first quarter of 2003.

            The Company has credit exposure on loans it has securitized and loans held for securitization. All of the loans that were delinquent as of March 31, 2003 and December 31, 2002 were loans the Company had securitized. The following tables summarize ARM loan delinquency information as of March 31, 2003 and December 31, 2002 (dollar amounts in thousands):

March 31, 2003
                                                Percent of ARM   Percent of
Delinquency Status   Loan Count   Loan Balance     Loans (1)    Total Assets
                     ----------   ------------     ---------    ------------
60 to 89 days               3        $  807           0.02%          0.01%
90 days or more             1           147           0.00%          0.00%
In foreclosure              6         3,807           0.08%          0.03%
                       ------        ------         ------         ------
                           10        $4,761           0.10%          0.04%
                       ======        ======         ======         ======

December 31, 2002
                                                Percent of ARM   Percent of
Delinquency Status   Loan Count   Loan Balance     Loans (1)    Total Assets
                     ----------   ------------     ---------    ------------
60 to 89 days               2        $  270           0.01%          0.00%
90 days or more             1           159           0.00%          0.00%
In foreclosure              5         2,970           0.08%          0.03%
                       ------        ------         ------         ------
                            8        $3,399           0.09%          0.03%
                       ======        ======         ======         ======

            (1) ARM loans include loans held for securitization and loans that the Company has securitized and retained first loss credit exposure for total amounts of $4.6 billion and $3.7 billion at March 31, 2003 and December 31, 2002, respectively.

            As of March 31, 2003, the Company has a $100.0 thousand reserve for estimated losses on loans pending securitization. The Company believes that its current level of reserves is adequate to cover any estimated loss, should one occur, on loans pending securitization.

            As of March 31, 2003, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

                  ARM securities                           $  331,210
                  Whole loans - bulk purchase                 202,282
                  Whole loans - correspondent                 449,506
                  Whole loans - direct originations           119,220
                                                           ----------
                                                           $1,102,218
                                                           ==========

            The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA rated Hybrid ARM securities, at a price of par, between 2004 and 2007, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the ARM securities held in the current portfolio. The Company views these as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $3.4 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of March 31, 2003, the Company has delivered $6.9 million of collateral in connection with these transactions.

NOTE 3. INTEREST RATE CAP AGREEMENTS

            The fair value of the Cap Agreements at March 31, 2003 and December 31, 2002 amounted to $74.1 thousand and $84.7 thousand, respectively, and is included in "Prepaid expenses and other" on the balance sheet. Purchased Cap Agreements had a remaining notional amount of $1.2 billion and $1.8 billion as of March 31, 2003 and December 31, 2002, respectively. The notional amount of the Cap Agreements purchased declines at a rate that is expected to approximate the amortization of the Traditional ARM securities. Under these Cap Agreements, the Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these hedging instruments, which range from 6.00% to 12.00% and average 9.73%. The Cap Agreements had an average maturity of 1.2 years as of March 31, 2003. The initial aggregate notional amount of the Cap Agreements declines to $1.2 billion over the period of the agreements, which expire between 2003 and 2005. During the three-month periods ended March 31, 2003 and 2002, the Company recognized expenses of $177.1 thousand and $313.6 thousand, respectively, which is reported as "Hedging expense" in the Company's Consolidated Income Statements.

NOTE 4. REVERSE REPURCHASE AGREEMENTS, WHOLE LOAN FINANCING FACILITIES, COLLATERALIZED NOTES AND OTHER BORROWINGS

            REVERSE REPURCHASE AGREEMENTS

            The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of March 31, 2003, had borrowed funds from 15 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's ARM assets declines for other reasons.

            As of March 31, 2003, the Company had $10.1 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.45% and a weighted average remaining maturity of 4.5 months. After including the $142.5 million carrying value of Swap Agreements, the combined reverse repurchase agreements and Swap Agreements outstanding of $10.3 billion as of March 31, 2003 had a weighted average borrowing rate of 2.79% and a weighted average remaining maturity of 1.8 years.

            As of December 31, 2002, the Company had $8.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.59% and a weighted average remaining maturity of 4.6 months. After including the $142.5 million carrying value of Swap Agreements, the combined reverse repurchase agreements and Swap Agreements outstanding of $8.6 billion as of December 31, 2002 had a weighted average borrowing rate of 2.95% and a weighted average remaining maturity of 1.7 years. As of March 31, 2003, $6.8 billion of the Company's borrowings were variable-rate term reverse repurchase agreements with original maturities that range from six months to twenty-four months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $10.7 billion, including accrued interest and cash totaling $68.9 million, collateralized the reverse repurchase agreements at March 31, 2003.

            At March 31, 2003, the reverse repurchase agreements, which includes the carrying value of Swap Agreements, had the following remaining maturities (dollar amounts in thousands):

                  Within 30 days                          $ 3,167,365
                  31 to 89 days                             1,421,305
                  90 to 365 days                            5,148,955
                  Over 365 days                               403,517
                                                          -----------
                                                           10,141,142
                  Swap Agreements (carrying value)            142,505
                                                          -----------
                                                          $10,283,647
                                                          ===========

            WHOLE LOAN FINANCING FACILITIES

            As of March 31, 2003, the Company had entered into three whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. One of the whole loan financing facilities has a committed borrowing capacity of $600 million and matures in January 2004. The other two financing facilities have a committed borrowing capacity of $300 million each and mature in November 2003 and March 2004. As of March 31, 2003, the Company had $1.1 billion borrowed against these whole loan financing facilities at an effective cost of 1.99%. As of December 31, 2002, the Company had $589.1 million borrowed against whole loan financing facilities at an effective cost of 2.11%. The amount borrowed on the whole loan financing agreements at March 31, 2003 was collateralized by ARM loans with a carrying value of $1.1 billion, including accrued interest.

            The whole loan financing facility with a borrowing capacity of $300 million and maturing in March 2004, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similarly to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company's discretion subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

            COLLATERALIZED NOTES

            On December 18, 1998, the Company, through a wholly owned bankruptcy-remote special purpose finance subsidiary, issued $1.1 billion of notes payable ("Notes") collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represents the Company's maximum exposure to credit losses on the loans collateralizing the Notes. On January 25, 2003, the Company called the Notes. The Company re-securitized the loan collateral securitizing these notes payable in a loan securitization in April 2003. (See Note 9.)

            SWAP AGREEMENTS AND EURODOLLAR TRANSACTIONS

            As of March 31, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $6.4 billion. In addition, the Company entered into a delayed Swap Agreement with a notional balance of $500 million that becomes effective in August 2003. These Swap Agreements and Eurodollar Transactions hedge the cost of financing Hybrid ARM assets during their fixed rate term (generally three to ten years). As of March 31, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.7 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, hedges and Hybrid ARM assets is less than one year. At March 31, 2003, the financing and hedging of the Company's Hybrid ARM assets resulted in a net duration of approximately 2 months. The carrying value of the Swap Agreements, in the amount of $142.5 million as of March 31, 2003, is included in "Reverse repurchase agreements" in the accompanying balance sheets. As of March 31, 2003, ARM assets with a carrying value of $113.4 million, including accrued interest, and cash totaling $11.3 million collateralized the Swap Agreements.

            OTHER

            The total cash paid for interest was $68.9 million and $45.7 million during the quarters ended March 31, 2003 and 2002, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET CREDIT RISK

            The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2003 and December 31, 2002 (dollar amounts in thousands):

                                                              March 31, 2003                      December 31, 2002
                                                      ------------------------------        ------------------------------
                                                       Carrying             Fair             Carrying             Fair
                                                        Amount              Value             Amount              Value
                                                      -----------        -----------        -----------        -----------
            Assets:
               ARM assets                             $12,009,437        $12,014,616        $10,335,213        $10,340,735
               Cap Agreements                                  74                 74                 85                 85

            Liabilities:
               Reverse repurchase agreements           10,141,142         10,142,142          8,425,729          8,425,729
               Collateralized notes                            --                 --            255,415            255,863
               Whole loan financing facilities          1,062,237          1,062,237            589,081            589,081
               Swap Agreements                            142,505            142,505            142,531            142,531

            The above Cap Agreements are included in the balance sheet under the caption "Prepaid expenses and other." The carrying amount for securities, which are categorized as available-for-sale, is their fair value, whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

NOTE 6. COMMON AND PREFERRED STOCK

            During February 2003, the Company completed a public offering of 3,473,500 shares of common stock and received net proceeds of $65.9 million under its shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission ("SEC") on August 30, 2002. During the quarter ended March 31, 2003, the Company also issued 1,449,300 shares of common stock in "at-market" transactions under a controlled equity program under the August 2002 shelf registration statement and received net proceeds of $29.1 million. As of March 31, 2003, $25.1 million and $243.8 million of the Company's registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively.

            During the quarter ended March 31, 2003, the Company issued 1,384,846 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (the "DRP") and received net proceeds of $27.2 million.

            On December 17, 2002, the Company declared the fourth quarter 2002 dividend of $0.585 per share of common stock, which was paid on January 24, 2003 to common shareholders of record as of December 31, 2002.

            On March 14, 2003, the Company declared a first quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock, which was paid on April 10, 2003 to preferred shareholders of record as of March 31, 2003.

            On April 22, 2003, the Company declared the first quarter 2003 dividend of $0.60 per share of common stock, which will be paid on May 16, 2003 to common shareholders of record as of May 2, 2003.

            For federal income tax purposes, all dividends are expected to be ordinary income to the Company's common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

NOTE 7. LONG-TERM INCENTIVE AWARDS

            The Company's Board of Directors adopted the "Amended and Restated 2002 Long-Term Incentive Plan" (the "Plan"), effective September 29, 2002. The Board of Directors further amended the Plan in January 2003 to exclude the authorization of stock options. The amended Plan authorizes the Company's Compensation Committee to grant Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs") and Phantom Stock Rights ("PSRs").

            During the first quarter of 2003, the policy of the Compensation Committee and the Board was to grant only PSR and DER awards under the Plan. The PSRs are granted in lieu of stock options, based on equivalent values as calculated by a Black Scholes option model. In March 2003, the Compensation Committee suspended the award of DERs related to equity issued subsequent to March 31, 2003 for the remainder of 2003.

            The PSRs, when received as a grant, generally vest over a three-year period. The Company usually issues DERs under a formula at the same time that other awards under the Plan are granted; however, the Compensation Committee has suspended the formula-based awards of DERs subsequent to March 31, 2003 for the remainder of 2003. The DER and PSR participants may elect to reinvest their PSR and DER cash dividends into additional PSRs at the price of the Company's common stock on the related dividend payment date. The PSRs are expensed over the applicable vesting period. The DERs are fully expensed on the Company's income statement.

            As of March 31, 2003, there were 1,331,758 DERs outstanding, of which 1,303,597 were vested, and 502,255 PSRs outstanding, of which 303,606 were vested. The Company recorded an expense associated with DERs and PSRs of $1.7 million and $547.4 thousand for the quarters ended March 31, 2003 and 2002, respectively. Of the expense recorded in the first quarter of 2003, $1.0 million was the amount of dividend equivalents paid on DERs and PSRs, $422.7 thousand was the amortization of unvested PSRs, and $210.0 thousand was the impact of the increase in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded during the first quarter of 2002, $436.9 thousand was the amount of dividend equivalents paid on DERs and PSRs, $20.3 thousand was the impact of the increase in the Company's common stock price on the value of the PSRs which was recorded as a fair value adjustment, and $90.2 thousand was the amortization of the value of restricted shares (all of which were subsequently cancelled in April 2002 by the Company's Board of Directors and replaced with PSRs of equal value), net of the effect of cancelled restricted shares due to employment termination.

            Notes receivable from stock sales arose from the Company financing a portion of the purchase of shares of common stock by directors, officers and employees through the exercise of stock options prior to 2002. The notes mature in 2010 and accrue interest at a rate of 3.91% per annum. In addition, the notes are full recourse promissory notes and are secured by a pledge of the shares of the common stock acquired. Interest, which is credited to paid-in-capital, is payable quarterly, with the balance due at the maturity of the notes. The payment of the notes will be accelerated only upon the sale of the shares of common stock pledged for the notes. The notes may be prepaid at any time at the option of each borrower. As of March 31, 2003, there was $7.3 million of notes receivable outstanding from stock sales. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2002 (the "Act"). As a result of the Act, the notes made to directors and executive officers of the Company may not be modified and these individuals are not eligible to participate in any such program in the future. In April 2002, the Board approved a limited stock repurchase program for the repurchase of shares of common stock at current market value that were acquired pursuant to the exercise of stock options under the Company's previous stock option plan. The Company will first apply the proceeds from any such repurchases to the repayment of any outstanding stock option notes receivable due from the holders. As of March 31, 2003, no shares have been repurchased under this program.

NOTE 8. TRANSACTIONS WITH AFFILIATES

            The Company has no employees and is managed externally by Thornburg Mortgage Advisory Corporation ("the Manager") a under the terms of a Management Agreement (the "Agreement") that has been negotiated and approved by the Board of Directors. Under the terms of this Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of all operations of the Company and provides certain personnel and office space. Certain defined expenses of the Manager and affiliates of the Manager are reimbursed by the Company, principally expenses of TMHL, the Company's mortgage banking subsidiary, related to mortgage loan acquisition, selling, servicing and securitization activities, including the personnel and office space attributed to these activities. During the quarters ended March 31, 2003 and 2002, the Company reimbursed the Manager and affiliates of the Manager $1.1 million and $457.4 thousand for expenses, respectively, in accordance with the terms of the Agreement. As of March 31, 2003 and 2002, $850.0 thousand and $274.9 thousand, respectively, was payable by the Company to the Manager for reimbursable expenses. The Agreement has a ten-year term expiring July 15, 2009, and provides for an annual review of the Manager's performance under the Agreement by the unaffiliated directors of the Board of Directors. The Company must pay a substantial cancellation fee if it terminates the Agreement other than for cause.

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

            For the quarters ended March 31, 2003 and 2002, the Company incurred costs of $2.5 million and $1.6 million, respectively, in base management fees in accordance with the terms of the Agreement. As of March 31, 2003 and 2002, $872.1 thousand and $602.3 thousand, respectively, was payable by the Company to the Manager for the base management fee.

            The Manager is also entitled to earn performance-based compensation in an amount equal to 20% of the Company's annualized net income, before performance-based compensation, above an annualized return on equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from the issuance of common stock before underwriter's discount and other costs of issuance, plus retained earnings. For the quarters ended March 31, 2003 and 2002, the Manager earned performance-based compensation in the amount of $6.2 million and $3.2 million, respectively, in accordance with the terms of the Agreement. As of March 31, 2003 and 2002, $6.2 million and $3.2 million, respectively, was payable by the Company to the Manager for performance-based compensation.

            Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company's residential mortgage loan origination activities, certain of the directors, officers and employees of the Company and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs the Company offers to unaffiliated third parties, except that participants in the program, who are neither directors nor executive officers of the Company, qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant's employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of March 31, 2003, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and to employees of the Manager and other affiliates, amounted to $24.9 million, had a weighted average interest rate of 4.38%, and maturities ranging between 2016 and 2033.

            Pursuant to the terms of a Joint Marketing Agreement with Thornburg Securities Corporation ("TSC"), a registered broker-dealer, TMHL shall pay TSC an annual fee of $50.0 thousand in 2003, in quarterly installments, as compensation for certain marketing, promotional and advertising services and to provide marketing materials to brokers and financial advisers. During the quarter ended March 31, 2003, TMHL paid $12.5 thousand to TSC pursuant to this agreement.

NOTE 9. RECENT DEVELOPMENTS

            On April 3, 2003, approximately $1.1 billion of mortgage loans from our ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. Approximately $1.0 billion of the securities issued in connection with this securitization were sold to third-party investors in the form of AAA-rated floating rate pass-through certificates. This transaction will be accounted for as a financing of our loans and represents long-term secured non-marginable financing for our portfolio.

            On May 15, 2003, the Company completed an unregistered offering of $200.0 million in senior unsecured notes at par. The notes bear interest at 8%, payable each May 15 and November 15, commencing November 15, 2003, and mature on May 15, 2013. The notes are redeemable, in whole or in part, beginning May 2008. The notes may also be redeemed under limited circumstances on or before May 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify such forward-looking statements by the presence of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "plan," or "continue," or the negatives thereof, or similar terminology. You should be aware that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates, availability and cost of acquiring new assets, the timing of new programs and the performance of third party, private-label relationships involved in the origination and servicing of loans. The cautionary statements that you will find in the "Risk Factors" section on pages 14 through 17 of our 2002 Annual Report on Form 10-K identify important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in such forward-looking statements.

CORPORATE GOVERNANCE

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

      - Our Board of Directors consists of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are also composed exclusively of independent directors.

      - Our long-term incentive plan does not provide for the granting of stock options. All long-term incentive awards are fully expensed in our consolidated income statements and are fully disclosed in our financial reports.

      - We have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place.

      - We have adopted both a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures, that apply to all of our employees, officers and directors, and that foster the highest standards of ethics and conduct in all of our business relationships.

      - We have an Insider Trading Policy designed to prohibit any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information, and to prohibit communicating material nonpublic information to others.

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").

You may also find on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of our Board of Directors. These documents are also available in print to anyone who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501, or by phoning us at (505) 989-1900.

Please note that the reference to our website address is an inactive textual reference made only for purposes of complying with SEC rules.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with recent SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and discussed below.

- Fair Value. We record our adjustable and variable rate mortgage ("ARM") securities, interest rate cap agreements ("Cap Agreements"), interest rate swap agreements ("Swap Agreements") and Eurodollar futures contracts ("Eurodollar Transactions") at fair value. The fair values of our ARM securities, Cap Agreements, Swap Agreements and Eurodollar Transactions are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security or other financial instrument is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security based on characteristics of the security we receive from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

- Basis Adjustments on ARM Securities. In general, we securitize all of our loans and retain the resulting securities in our ARM portfolio. At the time of securitization, we obtain a credit review of the loans being securitized by one or more of the Rating Agencies. Based on this review, a determination is made, which requires management judgment regarding the expected losses to be realized in the future and we adjust the basis of the securities to their expected realizable value. This is referred to as a "basis adjustment." In doing so, we establish an account, similar to a loss reserve, to absorb the expected credit losses. The actual losses could be more or less than the amount estimated by management at the time of securitization. Therefore, we monitor the delinquencies and losses on the underlying mortgage loans backing our ARM securities. If the credit performance of the underlying mortgage loans is not as expected, we make a provision for additional probable credit losses at a level deemed appropriate by management to provide for estimated losses inherent in our ARM securities portfolio. Any such provision is based on management's assessment of numerous factors affecting our portfolio of ARM assets including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. The basis adjustment for ARM securities is made by reducing the cost basis of the individual security for the decline in fair value, which is other than temporary, and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

- Loan Securitization. For financial statement purposes, we do not account for any of our loan securitizations as sales since we retain the beneficial and economic interests of the loans. Since the securitizations of our loans are not accounted for as sales, we do not record any servicing assets or liabilities as a result of this process.

- Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARMs.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

GENERAL

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets comprised of traditional ARM securities and ARM loans and hybrid ARM securities and loans, thereby providing capital to the single-family residential housing market. Traditional ARM securities and loans have interest rates that reprice in a year or less ("Traditional ARMs") and hybrid ARM securities and loans have a fixed interest rate for an initial period, generally three to ten years, and then convert to Traditional ARMs for their remaining terms to maturity ("Hybrid ARMs"). ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other credit enhancements against losses from loan defaults.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital and borrowings such as reverse repurchase agreements, whole loan financing facilities, long-term secured debt and other secured or unsecured financings that we may establish with approved institutional lenders. We consistently operate with an equity-to-asset ratio of greater than 8% based on historical cost (excluding other comprehensive income) and generally averaging 9%. Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio over the last five years. Our lean operating structure has resulted in operating costs well below those of our peers. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust ("REIT") and, therefore, substantially all of our earnings are paid in the form of dividends to shareholders, without paying federal or state income tax at the corporate level. We have five qualified REIT subsidiaries, all of which are consolidated in our financial statements and federal and state income tax returns. Two of these subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, are involved in financing our mortgage loan assets. Thornburg Mortgage Home Loans, Inc. ("TMHL"), our wholly owned mortgage-banking subsidiary, conducts our mortgage loan acquisition, origination, processing, underwriting, securitization, and servicing activities. TMHL's two wholly owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the financing of loans by TMHL.

We are an externally advised REIT and are managed under a management agreement (the "Management Agreement") with Thornburg Mortgage Advisory Corporation (the "Manager"), which manages our operations, subject to the supervision of our Board of Directors.

Portfolio Strategies

Our business strategy is to acquire and originate ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference or spread between the yield on our assets and our cost of borrowing. We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 100 approved correspondents, and we originate loans direct to consumers through TMHL. Currently, TMHL is authorized to lend in 43 states and the District of Columbia. Additionally, we acquire ARM assets by purchasing ARM securities or large packages of ARM loans that other mortgage lending institutions have originated and serviced. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

In addition to our direct origination efforts, we acquire ARM assets from investment banking firms, broker-dealers and similar financial institutions that regularly make markets in these assets. We also acquire ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loans, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe we have a competitive advantage in the acquisition and investment of these mortgage securities and loans due to the low cost of our operations relative to traditional mortgage investors, such as banks and savings and loans.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of ARM pass-through securities guaranteed by an agency of the federal government ("Ginnie Mae"), a government-sponsored corporation or federally-chartered corporation ("Fannie Mae" or "Freddie Mac"), or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, floating rate classes of collateralized mortgage obligations ("CMOs"), ARM loans, fixed rate mortgage-backed securities ("MBS") with an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year. Agency securities ("Agency Securities") are MBS for which a U.S. Government agency or a government-sponsored or federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac, guarantees payments of principal or interest on the certificates. Agency Securities are not rated, but carry an implied AAA rating.

Our ARM assets also include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. In April 2003, our Board of Directors increased the limitation on our ownership of Hybrid ARM assets with fixed rate periods of greater than five years from 10% to 20% of our total assets. We also have a policy to fund our Hybrid ARM assets with fixed rate borrowings such that the net duration of Hybrid ARM assets and the corresponding borrowings and hedges is one year or less. We use Swap Agreements and Eurodollar Transactions as hedges to fix the interest rates on our short-term borrowing costs.

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

      (4) real estate properties acquired as a result of foreclosing on our ARM loans; or

      (5) as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as part of a loan securitization effected by third parties in which we purchase all of the classes of the loan securitization and that equal an amount no greater than 17.5% of shareholders' equity, measured on a historical cost basis.

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected. Our portfolio of ARM assets is held at a book price, excluding unrealized gains and losses, of 101.03% of par at March 31, 2003. The book price, including unrealized gains and losses, was 101.44% at March 31, 2003, compared to 101.45% at December 31, 2002.

We believe that our status as a mortgage REIT makes an investment in our equity securities attractive for tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and Individual Retirement Accounts. We do not invest in real estate mortgage investment conduit ("REMIC") residuals or other CMO residuals that would result in the creation of excess inclusion income or unrelated business taxable income.

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM
Loans

We acquire and originate High Quality mortgage loans through TMHL from three sources: (i) correspondent lending, which involves acquiring individual loans from correspondent lenders or other loan originators who originate the individual loans using our underwriting criteria and guidelines, or criteria and guidelines that we have approved, (ii) direct retail loan originations, which are loans that we originate, and (iii) bulk acquisitions, which involve acquiring pools of whole loans, which are originated using the seller's guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio, or, in the case of fixed rate loans, sold to third parties.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest only up to ten years, and fully amortizing thereafter. Interest-only loans acquired or originated during the first quarter of 2003 represented 90.4% of total loan production during that period. We believe interest-only loans do not pose additional credit risk due to original effective loan-to-value ratios averaging 66.5% and the credit strength of our borrowers.

All ARM loans that we acquire for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each Traditional ARM loan resets monthly, semi-annually or annually. The Traditional ARM loans generally adjust to a margin over a U.S. Treasury index or a LIBOR index. The Hybrid ARM loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to Traditional ARM loans for their remaining term to maturity.

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio. In order to facilitate the securitization of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we hold the High Quality ARM securities and the subordinate certificates in our portfolio and then finance them in the repurchase agreement market or through the issuance of securities in the capital markets. Our investment policy limits the amount we may hold in our portfolio of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders' equity, measured on a historical cost basis.

We believe the acquisition and origination of ARM loans for securitization benefits us by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices, so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) generally higher yielding investments in our portfolio.

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower may choose to pay a fee and modify the mortgage loan to any then-available hybrid or adjustable-rate product that we offer at the offered interest rate plus 1/8%, at any time during the life of the loan.

Financing Strategies

We finance our purchased or securitized ARM assets using equity capital and borrowings, such as reverse repurchase agreements, lines of credit, and other secured or unsecured financings that we may establish with approved institutional lenders. We have established lines of credit and collateralized financing agreements with twenty-three different financial institutions. We generally expect to maintain an equity-to-assets ratio of between 8% and 10%, as measured on a historical cost basis. This ratio may vary from time to time within the above stated range depending upon market conditions and other factors that our management deems relevant, but cannot fall below 8% without the approval of our Board of Directors.

We borrow primarily at short-term interest rates and in the form of reverse repurchase agreements using our ARM securities as collateral. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender's agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed rate reverse repurchase agreements. Variable rate term reverse repurchase agreements are financings with original maturities ranging from six to 24 months. The interest rates on these variable rate term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The fixed rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have also financed the purchase of ARM assets by issuing long-term secured debt obligations and collateralized notes in the capital markets, which are collateralized by securitized pools of our ARM assets that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. Using such a structure enables us to issue debt that will not be subject to margin calls once the long-term secured debt obligation has been issued.

We also enter into financing facilities for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings whose maturities approximately match the interest rate adjustment periods on our ARM assets. Accordingly, some of our borrowings have variable interest rates or short term fixed maturities (one year or less) because, as of March 31, 2003, 24.9% of our ARM assets were Traditional ARMs, which had interest rates that adjust within one year. However, for the remaining portion of our portfolio comprised of Hybrid ARM assets, which generally have fixed interest rate periods of 3 to 10 years and, as of March 31, 2003, averaged a 4.1-year fixed rate period, we utilize Swap Agreements and Eurodollar Transactions to, in effect, extend the fixed-rate of interest of our borrowings such that the net duration of our Hybrid ARM assets and fixed-rate borrowings and hedges funding our Hybrid ARM assets is no more than one year. By maintaining a net duration of less than one year, we expect the net market value change of our Hybrid ARM portfolio and associated fixed-rate liabilities and hedging instruments to be no more than 1.00% for a 1.00% change in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. We generally accomplish this fixed-rate maturity extension through the use of Swap Agreements and Eurodollar Transactions. When we enter into a Swap Agreement, we generally agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We enter into Eurodollar Transactions in order to hedge changes in our forecasted three-month LIBOR based liabilities. These Swap Agreements and Eurodollar Transactions have the effect of converting our short-term borrowings into fixed-rate borrowings over the life of the Swap Agreements and Eurodollar Transactions. As of March 31, 2003, our current Swap Agreements and Eurodollar Transactions that hedged the financing of Hybrid ARM assets had a remaining average fixed rate term to maturity of 2.7 years and a duration mismatch of approximately 2 months, which is in compliance with our hedging policy.

In general, ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements, which have the effect of offsetting a portion of our borrowing costs above a specified level so that the net margin on our ARM assets will be protected in high interest rate environments. A Cap Agreement is a contractual agreement for which we pay a fee, which may at times be financed, typically to either a commercial bank or investment banking firm. Pursuant to the terms of the Cap Agreements owned as of March 31, 2003, we will receive cash payments if the applicable index, generally the three- or six-month LIBOR index, increases above certain specified levels, which range from 6.00% to 12.00% and average 9.73%. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap.

In addition, some ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. We do not hedge against the risk of our borrowing costs rising above the periodic interest rate cap level on the ARM assets because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets' interest rate to a spread over the then current index rate. As of March 31, 2003, $1.8 billion of our Traditional ARM securities and Traditional ARM loans have periodic caps, representing 15.0% of total ARM assets.

We may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase "interest only" mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes, although we have not, to date, entered into these types of transactions. We may also use from time to time futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments.

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

FINANCIAL CONDITION

At March 31, 2003, we held total assets of $12.4 billion, $12.0 billion of which consisted of ARM assets, as compared to $10.5 billion of total assets and $10.3 billion of ARM assets at December 31, 2002. Since commencing operations, we have primarily purchased either ARM securities (backed by agencies of the U.S. government or federally chartered corporations or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies), or ARM loans generally originated to "A" quality underwriting standards. At March 31, 2003, 89.4% of our assets, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets we owned as of March 31, 2003, 96.9% were in the form of adjustable rate pass-through certificates or ARM loans. The remainder were floating rate classes of CMOs (2.0%), or investments in floating rate classes of CBOs (1.1%) backed primarily by ARM MBS.

The following table presents a schedule of ARM assets owned at March 31, 2003 and December 31, 2002 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories:

                     ARM ASSETS BY ISSUER AND CREDIT RATING
                          (Dollar amounts in thousands)

                                                     March 31, 2003                         December 31, 2002
                                           ---------------------------------         ---------------------------------
                                             Carrying             Portfolio           Carrying              Portfolio
                                              Value                  Mix                Value                  Mix
                                           -----------           -----------         -----------           -----------
HIGH QUALITY:
   Agency Securities                       $ 2,571,004                  21.4%        $ 2,682,555                  26.0%
   Privately Issued:
     AAA/Aaa Rating                          7,747,637(1)               64.5           6,409,860(1)               62.0
     AA/Aa Rating                              377,966                   3.2             394,096                   3.8
                                           -----------           -----------         -----------           -----------
       Total Privately Issued                8,125,603                  67.7           6,803,956                  65.8
                                           -----------           -----------         -----------           -----------

                                           -----------           -----------         -----------           -----------
       Total High Quality                   10,696,607                  89.1           9,486,511                  91.8
                                           -----------           -----------         -----------           -----------

OTHER INVESTMENT:
   Privately Issued:
     A Rating                                   77,861                   0.6              63,198                   0.6
     BBB/Baa Rating                             36,416                   0.3              31,657                   0.3
     BB/Ba Rating and Other                     46,181(1)                0.4              44,060(1)                0.4
   ARM loans pending securitization          1,152,372(2)                9.6             709,787                   6.9
                                           -----------           -----------         -----------           -----------
       Total Other Investment                1,312,830                  10.9             848,702                   8.2
                                           -----------           -----------         -----------           -----------

       Total ARM Portfolio                 $12,009,437                 100.0%        $10,335,213                 100.0%
                                           ===========           ===========         ===========           ===========

----------
(1) The AAA Rating category includes $261.3 million of whole loans as of December 31, 2002 that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million as of December 31, 2002. The subordinated certificate is included in the BB/Ba Rating and Other category. In connection with the AAA collateralized notes payable called on January 25, 2003, the underlying collateral is not included in the above table as of March 31, 2003.

(2) On April 3, 2003, approximately $801.0 million of ARM loans pending securitization were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. Also included in the April 3, 2003 securitization were $259.9 million of ARM loans, which had collateralized the AAA notes called on January 25, 2003.

As of March 31, 2003 and December 31, 2002, we had reduced the carrying value of our securitized ARM loans by $15.2 million and $13.8 million, respectively, due to estimated credit losses (other than temporary declines in fair value). In addition, we had reduced the cost basis of other ARM securities by $1.3 million and $858.8 thousand, as of the same dates, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

As of March 31, 2003, 10 of the 11,252 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $4.8 million. At March 31, 2002, the ARM loan portfolio included no real estate-owned properties that we acquired as the result of foreclosure procedures. The average original effective loan-to-value ratio on the delinquent loans was approximately 64%. We believe that our current level of basis adjustments and allowance for loan losses is more than adequate to cover estimated losses from these loans and properties.

The following table presents a summary of the basis adjustments on our securitized ARM loans, the basis adjustments on our purchased ARM securities and the allowance for losses on our ARM loans (dollar amounts in thousands):

                                                                                       Allowance for
                                                   Basis Adjustments                       Losses
                                         ----------------------------------------      --------------
                                          Thornburg
                                         Securitized  Purchased ARM
                                          ARM Loans     Securities      ARM Loans          Total
                                         -----------  --------------    ---------      --------------
      Balance, December 31, 2002           $13,764        $   859         $100            $ 14,723
      Basis adjustment recorded at
        time of loan securitization
        or security acquisition              1,462            436           --               1,898
      Charge-offs                               --            (49)          --                 (49)
      Recoveries                                --             53           --                  53
                                           -------        -------         ----            --------
      Balance, March 31, 2003              $15,226        $ 1,299         $100            $ 16,625
                                           =======        =======         ====            ========

The following table classifies our portfolio of ARM and short-term mortgage assets by type of interest rate index:

                   ARM AND SHORT-TERM MORTGAGE ASSETS BY INDEX
                          (Dollar amounts in thousands)

                                                                 March 31, 2003                       December 31, 2002
                                                         ------------------------------         ------------------------------
                                                           Carrying          Portfolio           Carrying          Portfolio
                                                            Value               Mix                Value               Mix
                                                         -----------        -----------         -----------        -----------
      TRADITIONAL ARM ASSETS:
          INDEX:
             One-month LIBOR                             $   450,137                3.8%        $   576,837                5.6%
             Three-month LIBOR                               124,693                1.0             187,624                1.8
             Six-month LIBOR                               1,067,368                8.9             834,709                8.1
             Six-month Certificate of Deposit                 84,373                0.7              93,064                0.9
             Six-month Constant Maturity Treasury              4,980                0.0              10,752                0.1
             One-year Constant Maturity Treasury           1,204,211               10.0           1,095,945               10.6
             Cost of Funds                                    57,845                0.5              68,165                0.6
                                                         -----------        -----------         -----------        -----------
                                                           2,993,607               24.9           2,867,096               27.7
                                                         -----------        -----------         -----------        -----------

      HYBRID ARM ASSETS                                    9,015,830               75.1           7,468,117               72.3
                                                         -----------        -----------         -----------        -----------
                                                         $12,009,437                            $10,335,213
                                                         ===========        ===========         ===========        ===========

The ARM portfolio had a current weighted average coupon of 4.81% at March 31, 2003. This consisted of an average coupon of 5.04% on the Hybrid ARM portion of the portfolio and an average coupon of 3.93% on the Traditional ARM portion of the portfolio. If the portfolio had been "fully indexed," the weighted average coupon of the portfolio would have been approximately 4.66%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the Traditional ARM portion of the portfolio had been "fully indexed," the weighted average coupon of that portion of the portfolio would have been approximately 3.31%, also based upon the current composition of the portfolio and the applicable indices. The term "fully indexed" refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. The average interest rate on the total portfolio is expected to decrease during 2003 until it reaches the "fully indexed" rate.

As of December 31, 2002, the ARM portfolio had a current weighted average coupon of 4.99%. This consisted of an average coupon of 5.23% on the Hybrid ARM portion of the portfolio and an average coupon of 4.27% on the rest of the portfolio. If the Traditional ARM portion of the portfolio had been "fully indexed," the weighted average coupon of the ARM portfolio would have been approximately 4.82%, based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2003, the current yield of the ARM assets portfolio was 4.35%, compared to 4.63% as of December 31, 2002. The decrease in the yield of 0.28% as of March 31, 2003, compared to December 31, 2002, is due to the decreased weighted average interest rate coupon discussed above, which decreased by 0.18% and a higher level of net premium amortization, which had the effect of decreasing the yield by 0.06%. Additionally, the relative level of non-interest earning principal payments receivables also decreased the portfolio yield by 0.04%.

The ARM asset portfolio had an average term to the next repricing date of 3.2 years as of March 31, 2003, compared to 2.8 years as of December 31, 2002. The Traditional ARM asset portion of the portfolio had an average term to the next repricing date of 71 days and the Hybrid ARM asset portion had an average term to the next repricing date of 4.1 years at March 31, 2003. As of March 31, 2003, Hybrid ARM assets comprised 75.1% of the total ARM asset portfolio, compared to 72.3% as of the end of 2002.

The following table presents various characteristics of our Traditional ARM and Hybrid ARM loan portfolio as of March 31, 2003. This information pertains to loans held for securitization, loans held as collateral for notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $4.6 billion.

          TRADITIONAL ARM AND HYBRID ARM LOAN PORTFOLIO CHARACTERISTICS

                                       Average            High              Low
                                      --------         ----------         -------
      Original loan balance           $419,337         $6,000,000         $31,000
      Unpaid principal balance        $465,952         $6,000,000         $   273
      Coupon rate on loans                5.01%              9.13%           1.78%
      Pass-through rate                   4.82%              8.73%           1.76%
      Pass-through margin                 1.91%              3.48%           0.23%
      Lifetime cap                       11.11%             18.00%           6.00%
      Original term (months)               359                480             168
      Remaining term (months)              343                479              40

     Geographic distribution (top 5 states):               Property type:
            California                           25.8%         Single-family                          86.3%
            Georgia                              14.0          Condominium                             8.4
            Colorado                              7.6          Other residential                       5.3
            New York                              6.5
            Florida                               5.0
                                                           ARM Interest Rate Caps:
        Occupancy status:                                  Initial Cap on Hybrid loans:
            Owner occupied                       85.8%         3.00% or less                           5.4%
            Second home                          11.6          3.01%-4.00%                            14.1
            Investor                              2.6          4.01%-5.00%                            35.3
                                                               5.01%-6.00%                            12.7
        Documentation type:                                Periodic Cap on Traditional ARM
            Full/Alternative                     93.8%       loans:
            Other                                 6.2          None                                   18.2%
                                                               1.00% or less                          11.6
                                                               Over 1.00%                              2.7
        Loan purpose:
            Purchase                             32.1%
            Cash out refinance                   29.5       Percent of loan balances that
            Rate & term refinance                38.4               are interest only: 80.6% (1)

        Effective original                                 FICO scores:
            loan-to-value:                                     801 and over                            2.6%
            90.01% and over (3)                   0.7%         751 to 800                             40.6
            80.01%-90.00% (3)                     2.0          701 to 750                             34.4
            70.01%-80.00%                        39.5          651 to 700                             18.7
            60.01%-70.00%                        25.4          601 to 650                              3.2
            50.01%-60.00%                        13.9          600 or less                             0.5
            50.00% or less                       18.5

        Average effective original                         Average FICO score          737 (2)        66.6%
          loan-to-value:

(1) The average effective original loan-to-value on interest only loans is 66.5%.

(2) FICO is a credit score, ranging from 300 to 850, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(3) All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of March 31, 2003 and December 31, 2002, we serviced $2.6 billion and $2.0 billion of our loans, respectively, and had 6,017 and 4,778 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of securitized loans or loans to be securitized for our portfolio. We have not retained or capitalized any servicing rights on loans sold.

During the quarter ended March 31, 2003, we purchased $1.6 billion of ARM securities, 99.3% of which were High Quality assets, and $1.2 billion of ARM loans, generally originated to "A" quality underwriting standards. Of the ARM assets acquired during the three months ended March 31, 2003, 88.9% were Hybrid ARM assets, 11.0% were indexed to LIBOR and less than 1% were indexed to U.S. Treasury bill rates. The following table compares our ARM asset acquisition and origination activity for the consecutive quarters ended March 31, 2003 and December 31, 2002 (dollar amounts in thousands):

                                                        For the quarters ended:
                                                   ----------------------------------
                                                   March 31, 2003   December 31, 2002
                                                   --------------   -----------------
            ARM SECURITIES:
               Agency Securities                     $  193,008        $  425,668
               High Quality, privately issued         1,440,240         1,014,293
               Other privately issued                    12,292                --
                                                     ----------        ----------
                                                      1,645,540         1,439,961
                                                     ----------        ----------

            LOANS:
                 Bulk acquisitions                      341,423           114,615
                 Correspondent purchases                762,850           686,195
                 Direct retail originations             100,216           144,025
                                                     ----------        ----------
                                                      1,204,489           944,835
                                                     ----------        ----------
                   Total production                  $2,850,029        $2,384,796
                                                     ==========        ==========

Since 1997, we have emphasized purchasing Traditional ARM and Hybrid ARM assets, high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first three months of 2003 and for the year 2002 was 0.92% and 0.86% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.03% of par as of March 31, 2003, down from 102.77% of par as of the end of 1997. The book price, including unrealized gains and losses, was 101.44% at March 31, 2003, compared to 101.45% at December 31, 2002.

During the quarter ended March 31, 2003, we securitized $774.5 million of our ARM loans into a series of privately issued multi-class ARM securities, all of the economic classes of which we retained for our ARM portfolio. We securitize the ARM loans that we acquire into ARM securities for our own portfolio in order to reduce the cost of financing the portfolio and in order to enhance the high quality and highly liquid characteristics of our portfolio, thereby improving our access to mortgage finance markets. In doing so, we retain all of the economic interest and risk of the loans. Of the loans that we securitized during the first quarter of 2003, 99.8% were rated at least Investment Grade and 0.2% were related below Investment Grade and provided credit support to the Investment Grade securities.

On January 25, 2003, we called the collateralized notes, which had an outstanding balance of $255.4 million at December 31, 2002. We re-securitized the mortgage loans collateralizing these notes payable in a new loan securitization in April 2003 and continue to hold these assets in our portfolio.

As of March 31, 2003, we had commitments to purchase $331.2 million of ARM securities, $202.3 million of ARM loans through wholesale channels and $568.7 million of ARM loans through retail channels.

We sold $50.1 million of ARM securities for no gain or loss during the quarter ended March 31, 2002. In addition, we sold $3.7 million of loans for a gain of $3.0 thousand. There were no sales of ARM assets during the quarter ended March 31, 2003.

For the quarter ended March 31, 2003, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate ("CPR") of 32%, compared to 34% for the quarter ended March 31, 2002 and 37% for the quarter ended December 31, 2002. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The amount of the adjustment to the fair value on the ARM assets classified as available-for-sale improved from a positive adjustment of $44.7 million as of December 31, 2002, to a positive adjustment of $48.5 million as of March 31, 2003. All of our ARM securities are classified as available-for-sale and are carried at their fair value.

Our ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a specified level so that the net margin on our ARM assets will be protected in high interest rate environments. As of March 31, 2003, our ARM assets had an average lifetime interest rate cap of 11.60%, far exceeding the current level of interest rates. At March 31, 2003, our Cap Agreements had a remaining notional balance of $1.2 billion with an average final maturity of 1.2 years, compared to a remaining notional balance of $1.8 billion with an average final maturity of 1.0 year at December 31, 2002. At March 31, 2003, the fair value of our Cap Agreements was $74.1 thousand compared to a fair value of $84.7 thousand as of December 31, 2002. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above certain specified levels, which range from 6.00% to 12.00% and average approximately 9.73%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements at this time, but will reevaluate this policy on an ongoing basis.

We enter into interest rate Swap Agreements and Eurodollar Transactions in order to manage our interest rate exposure when financing our ARM assets. We generally borrow money based on short term interest rates, either by entering into short term fixed-rate borrowings with maturity terms ranging from one month to three months, or by entering into variable-rate borrowings with longer maturity terms of six months to two years that reprice based on a frequency ranging from one month to three months. Our Traditional ARM assets generally have interest rates that reprice based on frequency terms of one to twelve months. Our Hybrid ARM assets generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than these ARM assets. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate based on LIBOR. We generally enter into Swap Agreements and Eurodollar transactions that have notional balances that decline over time in approximate relation to the expected paydown of our Hybrid ARM assets. Both Swap Agreements and Eurodollar Transactions have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements and Eurodollar Transactions. We use Swap Agreements and Eurodollar Transactions as a cost effective way to lengthen the average repricing period of our variable rate and short term borrowings such that the duration of our borrowings more closely matches the duration of our ARM assets. The relative balances and duration of our Hybrid ARM assets and our Swap Agreements and Eurodollar Transactions are monitored on a continual basis in order to manage the duration mismatch within our policy limits.

As of March 31, 2003, we had entered into Swap Agreements and Eurodollar Transactions that together had an aggregate current notional balance of $6.4 billion. In addition, we have also entered into a delayed Swap Agreement with a notional balance of $500.0 million that becomes effective in August 2003. These Swap Agreements and Eurodollar Transactions hedged our short-term financing during the fixed interest rate period of the Hybrid ARM assets we held in our portfolio and had a weighted average maturity of 2.7 years. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.46% and 3.74% at March 31, 2003 and December 31, 2002, respectively. As a result of entering into these Swap Agreements and Eurodollar Transactions, we have reduced the interest rate variability of our cost to finance our Hybrid ARM assets. The average remaining fixed rate term of our Hybrid ARM assets as of March 31, 2003 was 4.1 years. Furthermore, the net duration of Hybrid ARM assets and associated borrowings, Swap Agreements and Eurodollar Transactions funding Hybrid ARM assets, as of March 31, 2003, was approximately 2 months.

In accordance with Financial Accounting Standards No. 133 ("FAS 133"), we designate all of these Swap Agreements as cash flow hedges and, as of March 31, 2003, carry them on the balance sheet as a liability with a fair value of $147.7 million including accrued interest. As of March 31, 2003, the fair value adjustment for Swap Agreements was a decrease to "Accumulated other comprehensive income" in the amount of $142.5 million. The Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in "Accumulated other comprehensive income" and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

Also, in accordance with FAS 133, we designate all of the Eurodollar Transactions as cash flow hedges and, as of March 31, 2003, carry them on the balance sheet as a liability with a fair value of $11.0 million. The Eurodollar Transactions hedge the change in the three-month LIBOR interest rate index and we have also entered into short-term borrowings indexed to three-month LIBOR with re-pricing dates that correspond to the valuation dates of the Eurodollar Transactions. As a result, there has not been any measurable ineffectiveness from this activity and, therefore, the gains and losses from this activity have been recorded in "Accumulated other comprehensive income" and will be reclassified to earnings as interest expense is recognized on our hedged short-term borrowings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

For the quarter ended March 31, 2003, our net income was $39.1 million, or $0.67 per share, Basic and Diluted EPS, based on a weighted average of 55,631,000 and 58,391,000 shares outstanding, respectively. That compares to $24.3 million, or $0.62 per share (Basic and Diluted EPS) for the quarter ended March 31, 2002, based on a weighted average of 36,417,000 shares outstanding, an 8% increase in our earnings per share.

The table below highlights the historical trend, the components of return on average common equity (annualized) and the 10-year U.S. Treasury average yield during each respective quarter that is applicable to the computation of the performance fee of the Manager:

                COMPONENTS OF RETURN ON AVERAGE COMMON EQUITY (1)

                                                                                                                          ROE in
                                                                                                           10-Year      Excess of
                   Net                   Provision    Gain      G & A                              Net       US         10-Year
   For the      Interest     Hedging        For      on ARM     Expense   Perform.  Preferred     Income/  Treasury     US Treas.
   Quarter       Income/     Expense/     Losses/    Sales/      (2)/       Fee/    Dividend/    Equity    Average      Average
    Ended        Equity      Equity       Equity     Equity     Equity     Equity     Equity       (ROE)     Yield        Yield
   -------      --------     -------     ---------   ------     -------   --------  ---------     -------  --------     ---------
Mar 31, 2001     17.40%        0.18%       0.22%         --      2.59%      1.12%      2.03%      11.24%      5.04%         6.21%
Jun 30, 2001     18.50%        0.55%       0.18%         --      2.81%      1.26%      1.97%      11.73%      5.28%         6.45%
Sep 30, 2001     21.36%        0.55%       0.25%         --      3.07%      1.76%      1.80%      13.94%      4.99%         8.95%
Dec 31, 2001     25.25%        0.19%       0.08%         --      3.51%      2.70%      1.46%      17.31%      4.76%        12.55%
Mar 31, 2002     23.16%        0.23%         --          --      2.80%      2.34%      1.22%      16.56%      5.08%        11.49%
Jun 30, 2002     22.53%        0.38%         --        0.05%     2.90%      2.27%      1.02%      16.01%      5.11%        10.90%
Sep 30, 2002     23.15%        0.09%         --        0.01%     2.56%      2.75%      0.91%      16.85%      4.27%        12.58%
Dec 31, 2002     23.05%        0.16%         --        0.39%     3.24%      2.74%      0.82%      16.49%      4.00%        12.48%
Mar 31, 2003     22.58%        0.08%         --          --      2.86%      2.68%      0.72%      16.23%      3.92%        12.31%

(1) Average common equity excludes unrealized gain (loss) on available-for-sale ARM securities.

(1) General and administrative ("G & A") expense excludes performance fees and is net of loan servicing fees.

Our return on average common equity was 16.23% for the quarter ended March 31, 2003 compared to 16.56% for the quarter ended March 31, 2002.

The following table presents the components of our net interest income:

                   COMPARATIVE NET INTEREST INCOME COMPONENTS
                          (Dollar amounts in thousands)

                                                      For the quarters ended March 31,
                                                      --------------------------------
                                                           2003             2002
                                                        ---------         --------
            Coupon interest income on ARM assets        $ 129,983         $ 84,190
            Amortization of net premium                    (7,187)          (5,148)
            Cash and cash equivalents                         400              385
                                                        ---------         --------
                Interest income                           123,196           79,427
                                                        ---------         --------

            Reverse repurchase agreements                  35,429           26,530
            AAA notes payable                                 585            2,626
            Other borrowings                                3,721            1,815
            Swap Agreements and Eurodollar
              Transactions                                 31,426           16,832
                                                        ---------         --------
                Interest expense                           71,162           47,803
                                                        ---------         --------

            Net interest income                         $  52,034         $ 31,624
                                                        =========         ========

As presented in the table above, our net interest income increased by $20.4 million in the first quarter of 2003 compared to the first quarter of 2002. The change was attributable to a $43.8 million increase in interest income primarily due to an increased asset base, partially offset by a $23.4 million increase in interest expense. Included in this increase in interest expense is a $14.6 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $9.0 billion and $3.8 billion at March 31, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

        AVERAGE BALANCE, RATE, INTEREST INCOME AND INTEREST EXPENSE TABLE
                          (Dollar amounts in thousands)

                                                                         For the quarters ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                  ----------------------------------------    -------------------------------------
                                                                                 Interest                                  Interest
                                                    Average      Effective      Income and     Average      Effective     Income and
                                                    Balance        Rate          Expense       Balance         Rate         Expense
                                                  -----------   -----------     ----------    ----------    -----------   ---------
   Interest Earning Assets:
        Adjustable-rate mortgage assets           $11,013,679          4.46%    $  122,796    $6,326,564           5.00%    $79,042
        Cash and cash equivalents                     132,120          1.21            400        95,158           1.62         385
                                                  -----------   -----------     ----------    ----------    -----------     -------
                                                   11,145,799          4.42        123,196     6,421,722           4.95      79,427
                                                  -----------   -----------     ----------    ----------    -----------     -------
      Interest Bearing Liabilities:
        Reverse repurchase agreements               9,330,058          2.87         66,855     5,144,702           3.37      43,362
        Collateralized notes payable                   68,737          3.41            585       405,069           2.59       2,626
        Other borrowings                              735,418          2.02          3,721       234,486           3.10       1,815
                                                  -----------   -----------     ----------    ----------    -----------     -------
                                                   10,134,213          2.81         71,162     5,784,257           3.31      47,803
                                                  -----------   -----------     ----------    ----------    -----------     -------

      Net Interest Earning Assets and Spread      $ 1,011,586          1.61%    $   52,034    $  637,465           1.64%    $31,624
                                                  ===========   ===========     ==========    ==========    ===========     =======
      Yield on Net Interest Earning Assets (1)                         1.87%                                       1.97%
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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

                                            Three Months Ended March 31,
                                                  2003 versus 2002
                                         -----------------------------------
                                            Rate        Volume       Total
                                         ---------    ---------    ---------
Interest Income:
   ARM assets                            $  (8,505)   $  52,259    $  43,754
   Cash and cash equivalents                   (97)         112           15
                                         ---------    ---------    ---------
                                            (8,602)      52,371       43,769
                                         ---------    ---------    ---------
Interest Expense:
   Reverse repurchase agreements            (6,497)      29,990       23,493
   Collateralized notes                        821       (2,862)      (2,041)
   Other borrowings                           (629)       2,535        1,906
                                         ---------    ---------    ---------
                                            (6,305)      29,663       23,358
                                         ---------    ---------    ---------

Net interest income                      $  (2,297)   $  22,708    $  20,411
                                         =========    =========    =========

As presented in the table above, net interest income increased by $20.4 million. This increase in net interest income is both a favorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.42% during the first quarter of 2003 from 4.95% during the same period of 2002, a decrease of 0.53%, while our cost of funds decreased to 2.81% from 3.31% during the same time period, a decrease of 0.50%, there was a net unfavorable rate variance of $2.3 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $8.6 million, partially offset by a favorable rate variance on our borrowings in the amount of $6.3 million. The potential volatility in the rate variance is reduced through our use of hedging instruments and the net improvement in interest income is primarily a result of the benefits resulting from the issuance of additional common equity and the investments opportunities we have pursued in our ARM asset portfolio as a result of this growth. The increased average size of our portfolio during the first quarter of 2003 compared to the same period in 2002 increased net interest income in the amount of $22.7 million. The average balance of our interest-earning assets was $11.1 billion during the first quarter of 2003, compared to $6.4 billion during the same period of 2002 -- an increase of 73.6%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

 COMPONENTS OF NET INTEREST SPREAD AND YIELD ON NET INTEREST EARNING ASSETS (1)
                          (Dollar amounts in millions)

                                 Weighted                                                                          Yield on
                   Average        Average                               Yield on                                      Net
  As of the        Interest        Fully      Weighted     Yield        Interest                       Net          Interest
   Quarter         Earning        Indexed      Average     Adjust-      Earning      Cost of         Interest        Earning
    Ended           Assets        Coupon       Coupon      ment (2)      Assets       Funds           Spread         Assets
  ---------      ----------      --------     --------     --------     --------     -------          ------       -----------
Mar 31, 2001     $  4,260.2        6.64%        7.47%       0.79%        6.68%        5.48%            1.20%          1.34%
Jun 30, 2001     $  4,394.4        6.06%        6.84%       0.97%        5.87%        4.75%            1.12%          1.43%
Sep 30, 2001     $  4,641.4        5.63%        6.49%       0.85%        5.64%        3.74%            1.90%          1.71%
Dec 31, 2001     $  5,522.5        5.16%        5.96%       0.89%        5.07%        3.01%            2.06%          2.10%
Mar 31, 2002     $  6,421.4        5.05%        5.42%       0.53%        4.89%        3.28%            1.61%          1.97%
Jun 30, 2002     $  7,846.1        5.06%        5.27%       0.30%        4.97%        3.17%            1.80%          1.88%
Sep 30, 2002     $  9,237.3        4.92%        5.10%       0.41%        4.69%        3.12%            1.57%          1.84%
Dec 31, 2002     $ 10,104.7        4.82%        4.99%       0.40%        4.59%        2.79%            1.80%          1.85%
Mar 31, 2003     $ 11,145.8        4.66%        4.81%       0.54%        4.27%        2.71%            1.56%          1.87%

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

                COMPONENTS OF THE YIELD ADJUSTMENTS ON ARM ASSETS

                                    Impact of
  As of the        Premium/         Principal         Hedging           Total
   Quarter         Discount          Payments         Activity/         Yield
    Ended        Amortization       Receivable          Other         Adjustment
------------     ------------       ----------        ---------       ----------
Mar 31, 2001         0.61%             0.14%            0.04%            0.79%
Jun 30, 2001         0.74%             0.20%            0.03%            0.97%
Sep 30, 2001         0.69%             0.14%            0.02%            0.85%
Dec 31, 2001         0.68%             0.20%            0.01%            0.89%
Mar 31, 2002         0.33%             0.16%            0.04%            0.53%
Jun 30, 2002         0.19%             0.11%            0.00%            0.30%
Sep 30, 2002         0.23%             0.16%            0.02%            0.41%
Dec 31, 2002         0.29%             0.07%            0.04%            0.40%
Mar 31, 2003         0.35%             0.11%            0.08%            0.54%

We recorded hedging expense during the first quarter of 2003 of $177.1 thousand. At March 31, 2003, the fair value of our Cap Agreements was $74.1 thousand compared to a fair value of $84.7 thousand as of December 31, 2002, a decrease in fair value of $10.6 thousand. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense during the quarter ended March 31, 2003. Additionally, during the first quarter of 2003, we incurred hedging expenses of $17.3 thousand related to Eurodollar Transactions and also reclassified to earnings $149.2 thousand of the transition adjustment recorded in "Accumulated other comprehensive income" on January 1, 2001, in connection with the implementation of FAS 133. During the first quarter of 2002, we recorded hedging expense of $313.6 thousand. At March 31, 2002, the fair value of our Cap Agreements was $212.0 thousand.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174.0 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of March 31, 2003, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 39.1% of our portfolio of ARM assets or $4.6 billion.

For the quarter ended March 31, 2003, our ratio of operating expenses to average assets was 0.47%, compared to 0.44% for the same period in 2002, and 0.49% for the quarter ended December 31, 2002. The most significant single increase to our expenses was the performance-based fee of $6.2 million that the Manager earned during the first quarter of 2003 as a result of our achieving a return on shareholders' equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.91%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.92%. Our other expenses increased by approximately $3.1 million from the first quarter of 2002 to the first quarter of 2003, primarily due to the operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights ("DERs") and Phantom Stock Rights ("PSRs"), and other corporate matters. TMHL's operations accounted for $789.2 thousand of this increase, and our issuance of DERs and PSRs accounted for $1.1 million of the increase. Our expense ratios are among the lowest of any company originating and investing in mortgage assets, giving us what we believe to be a significant competitive advantage over more traditional mortgage portfolio lending institutions, such as banks and savings and loan institutions. Further, many of these expenses are performance based, implying that a change in return on equity will affect these expenses. This competitive advantage enables us to operate with less credit and interest rate risk, and still generate an attractive long-term return on equity when compared to more traditional mortgage portfolio lending institutions.

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

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

                       ANNUALIZED OPERATING EXPENSE RATIOS

                      Management Fee &                               Total Operating
    For the            Other Expenses/        Performance Fee/          Expenses/
 Quarter Ended         Average Assets          Average Assets        Average Assets
 -------------         --------------          --------------        --------------
Mar 31, 2001                 0.20%                  0.09%                  0.29%
Jun 30, 2001                 0.21%                  0.10%                  0.31%
Sep 30, 2001                 0.25%                  0.14%                  0.39%
Dec 31, 2001                 0.28%                  0.22%                  0.50%
Mar 31, 2002                 0.24%                  0.20%                  0.44%
Jun 30, 2002                 0.24%                  0.19%                  0.43%
Sep 30, 2002                 0.22%                  0.22%                  0.44%
Dec 31, 2002                 0.27%                  0.22%                  0.49%
Mar 31, 2003                 0.25%                  0.22%                  0.47%

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds for the quarter ended March 31, 2003 consisted of reverse repurchase agreements totaling $10.1 billion and whole loan financing facilities of $1.1 billion. Our other significant sources of funds for the quarter ended March 31, 2003 consisted primarily of payments of principal and interest from our ARM assets of $1.3 billion. In the future, we expect our primary sources of funds to continue to consist of borrowed funds under reverse repurchase agreement transactions with one to twelve month maturities, funds borrowed from whole loan financing facilities, capital market financing transactions collateralized by Traditional ARM and Hybrid ARM loans, proceeds from monthly payments of principal and interest on our ARM assets portfolio, proceeds from sales of new unsecured debt or equity and occasional asset sales. Our liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

Total borrowings outstanding at March 31, 2003 had a weighted average effective cost of 1.52%. The reverse repurchase agreements had a weighted average remaining term to maturity of 4.5 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 1.6 years. In January 2003, we called the AAA collateralized notes. We re-securitized the loan collateral securitizing these notes in a new long-term secured debt securitization in April 2003 and continue to hold these assets in our portfolio. The whole loan financing facilities are committed facilities that mature in November 2003, January 2004 and March 2004. As of March 31, 2003, $6.8 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from six to 24 months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The interest rates on the whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on March 31, 2003, had borrowed funds with 15 of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended March 31, 2003. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

As of March 31, 2003, we had entered into three whole loan financing facilities. We borrow money under these facilities based on the fair value of the ARM loans pledged to secure these facilities. Therefore, the amount of money available to us under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. One of the whole loan financing facilities has a committed borrowing capacity of $600 million and matures in January 2004. The other two facilities have a borrowing capacity of $300 million each and mature in November 2003 and March 2004. We expect to renew these facilities. As of March 31, 2003, we had $1.1 billion borrowed against these whole loan financing facilities, at an effective cost of 2.11%.

During February 2003, we completed a public offering of 3,473,500 shares of common stock and received net proceeds of $65.9 million under our shelf registration statement on Form S-3 that was declared effective by the SEC on August 30, 2002. During the quarter ended March 31, 2003, we also issued 1,449,300 shares of common stock through "at-market" transactions under a controlled equity program under the August 2002 shelf registration statement and received net proceeds of $29.1 million. As of March 31, 2003, $25.1 million and $243.8 million of our registered securities remained available for future issuance and sale under our currently effective July 2001 and August 2002 shelf registration statements, respectively.

We have a Dividend Reinvestment and Stock Purchase Plan (the "DRP") designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of our common stock, and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRP. During the quarter ended March 31, 2003, we issued 1,384,846 shares of common stock under the DRP and received net proceeds of $27.2 million.

On April 3, 2003, approximately $1.1 billion of mortgage loans from our ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. Approximately $1.0 billion of the securities issued in connection with this securitization were sold to third-party investors in the form of AAA-rated floating rate pass-through certificates. This transaction will be accounted for as a financing of our loans and represents long-term secured non-marginable financing for our portfolio.

On May 15, 2003, we completed an unregistered offering of $200.0 million in senior unsecured notes at par. The notes bear interest at 8%, payable each May 15 and November 15, commencing November 15, 2003, and mature on May 15, 2013. The notes are redeemable, in whole or in part, beginning May 2008. The notes may also be redeemed under limited circumstances on or before May 15, 2006.

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

The table below presents our consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate-sensitive assets and liabilities at specific points in time as of March 31, 2003, based on the earlier of term to repricing or the term to repayment of the asset or liability. The table does not include assets and liabilities that are not interest rate-sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of our assets and certain of our liabilities, the maturity date is not determinable with certainty. In general, our ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, our AAA rated notes payable are paid down as the related ARM asset collateral pays down. The static gap report reflects our investment policy that allows for only the acquisition of ARM assets that reprice within one year, short-term fixed rate assets with an average life of one year or less or Hybrid ARM assets that are match funded to within a duration mismatch of one year.

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

                     INTEREST RATE SENSITIVITY GAP ANALYSIS
                          (Dollar amounts in thousands)
                                 March 31, 2003

                                                           Over 1           Over 3
                                          1 Year           Year to         Years to        Over
                                          or less          3 Years          5 Years       5 Years          Total
                                        -----------      -----------      ----------     ----------     -----------
Interest-earning assets:
   ARM securities                       $ 2,666,198      $        --      $       --     $       --     $ 2,666,198

   Hybrid ARM securities and loans        3,445,364        4,493,696       1,271,577         50,907       9,261,544
   Cash and cash equivalents                308,639               --              --             --         308,639
                                        -----------      -----------      ----------     ----------     -----------
     Total interest-earning assets        6,420,201        4,493,696       1,271,577         50,907      12,236,381
                                        -----------      -----------      ----------     ----------     -----------

Interest-bearing liabilities:
   Reverse repurchase agreements          9,737,625          403,517              --             --      10,141,142
   Whole loan financing facilities        1,062,237               --              --             --       1,062,237
   Swap Agreements and
      Eurodollar Transactions            (5,489,547)       4,368,317       1,121,230             --              --
                                        -----------      -----------      ----------     ----------     -----------
       Total interest bearing
         liabilities                      5,310,315        4,771,834       1,121,230             --      11,203,379
                                        -----------      -----------      ----------     ----------     -----------

Interest rate sensitivity gap           $ 1,109,886      $  (278,138)     $  150,347     $   50,907     $ 1,033,002
                                        ===========      ===========      ==========     ==========     ===========

Cumulative interest rate
sensitivity gap                         $ 1,109,886      $   831,748      $  982,095     $1,033,002
                                        ===========      ===========      ==========     ==========

Cumulative interest rate sensitivity
gap as a percentage of total assets
before market value adjustments                9.16%            6.87%           8.11%          8.53%
                                        ===========      ===========      ==========     ==========

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

There are a number of key assumptions made in using our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds, management's investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM assets in determining the earnings at risk.

At March 31, 2003, based on the earnings simulation model, our potential earnings increase (decrease) from a parallel 100 and 200 basis point rise in market interest rates over the next twelve months and a commensurate slow down in prepayment speeds as interest rates rise, was (2.7%) and (3.6%) of projected 2003 net income, respectively, and (0.8%) and 0.3% of projected 2004 net income, respectively. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results would differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile as it changes and alter our strategies as appropriate in our view of the likely course of interest rates and other developments in our business.

EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), and our borrowings do not have similar limitations. At March 31, 2003, 14.9% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARMs). We estimate the duration of the fixed rate period of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the net duration of our borrowed funds, hedging instruments and the Hybrid ARM assets is less than one year. During a declining interest rate environment, the prepayment of hybrid ARM assets may accelerate causing the amount of fixed rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARM assets than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

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

OTHER MATTERS

The Internal Revenue Code of 1986, as amended (the "Code"), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of March 31, 2003, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of March 31, 2003, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption "Market Risks."

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, Chief Financial Officer and Treasurer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            At March 31, 2003, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

            Not applicable

Item 3. Defaults Upon Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K:

            (a)   Exhibits

                  See "Exhibit Index"

            (b)   Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

                  (i) Current Report on Form 8-K, filed on January 30, 2003, attaching the Company's Business Presentation, dated January 30, 2003, which includes a description of certain strategic objectives for the years 2003 to 2005.

                  (ii) Current Report on Form 8-K, filed on February 5, 2003, attaching the Company's Press Release of January 21, 2003 announcing the Company's earnings for the year and the quarter ending December 31, 2002.

                  (iii) Current Report on Form 8-K, filed on February 7, 2003, regarding the Registrant's sale of 3,200,000 shares in a public offering and related underwriting agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THORNBURG MORTGAGE, INC.


Dated:     May 14, 2003      By:   /s/ Garrett Thornburg
                                  ----------------------------------------------
                                  Garrett Thornburg
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (authorized officer of registrant)


Dated:     May 14, 2003      By:   /s/ Larry A. Goldstone
                                  ----------------------------------------------
                                  Larry A. Goldstone
                                  President and Chief Operating Officer
                                  (authorized officer of registrant)


Dated:     May 14, 2003      By:  /s/ Richard P. Story
                                  ----------------------------------------------
                                  Richard P. Story
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer
                                  (principal accounting officer)

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


Date: May 14, 2003                By:   /s/ Garrett Thornburg
                                       ---------------------------------------
                                       Garrett Thornburg
                                       Chief Executive Officer
                                       (authorized officer of registrant)

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


Date: May 14, 2003              By:   /s/ Larry A. Goldstone
                                     -------------------------------------------
                                     Larry A. Goldstone
                                     President and Chief Operating Officer
                                     (authorized officer of registrant)

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


Date: May 14, 2003        By:   /s/ Richard P. Story
                               -------------------------------------------------
                               Richard P. Story
                               Executive Vice President, Chief Financial Officer and Treasurer
                               (authorized officer of registrant)

                                  Exhibit Index

Exhibit Number       Exhibit Description
--------------       -------------------
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