Form 10-Q
period 2003-06-30
THORNBURG MORTGAGE INC
filed 2003-08-14
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	85-0404134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

150 Washington Avenue Santa Fe, New Mexico	87501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 989-1900

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

(1)  Yes  ☒    No  ☐

(2)  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)	66,087,528 as of August 12, 2003

THORNBURG MORTGAGE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities	$9,440,883	$6,647,896

ARM loans:
Securitized ARM loans	3,479,650	2,687,747
ARM loans collateralizing long-term debt	981,523	289,783
ARM loans held for securitization	832,645	709,787

ARM loans	5,293,818	3,687,317

Cash and cash equivalents	311,080	122,220
Hedging instruments	5,852	—
Accrued interest receivable	60,221	47,435
Prepaid expenses and other	7,634	8,064

	$15,119,488	$10,512,932

LIABILITIES
Reverse repurchase agreements	$12,085,280	$8,425,729
Long-term collateralized debt	67,485	255,415
Whole loan financing facilities	614,503	589,081
Hedging instruments	184,946	142,531
Senior notes	194,340	—
Payable for assets purchased	—	202,844
Accrued interest payable	22,821	17,234
Dividends payable	1,670	32,536
Accrued expenses and other	35,865	14,520

	14,106,910	9,679,890

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock: par value $.01 per share; Series A 9.68% Cumulative Convertible shares, aggregate preference in liquidation $69,000, 2,760 shares authorized, issued and outstanding;	65,805	65,805
Series B Cumulative, 22 shares authorized, none issued and outstanding	—	—
Common stock: par value $.01 per share; 497,218 shares authorized, 61,453 and 52,763 shares issued and outstanding, respectively	615	528
Additional paid-in-capital	1,057,637	878,929
Accumulated other comprehensive loss	(147,116)	(105,254)
Notes receivable from stock sales	(7,017)	(7,437)
Retained earnings	42,654	471

	1,012,578	833,042

	$15,119,488	$10,512,932

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income from ARM assets and cash equivalents	$136,897	$96,439	$260,093	$175,865
Interest expense on borrowed funds	(82,166)	(59,482)	(153,328)	(107,284)

Net interest income	54,731	36,957	106,765	68,581

Gain on ARM assets, net	2,574	84	2,574	87
Fee income	637	37	941	42
Hedging expense	(220)	(622)	(397)	(936)
Management fee	(2,686)	(1,902)	(5,171)	(3,546)
Performance fee	(6,924)	(3,721)	(13,111)	(6,914)
Long-term incentive awards	(3,075)	(932)	(4,744)	(1,479)
Other operating expenses	(2,845)	(1,963)	(5,591)	(3,604)

NET INCOME	$42,192	$27,938	$81,266	$52,231

Net income	$42,192	$27,938	$81,266	$52,231
Dividends on preferred stock	(1,670)	(1,670)	(3,340)	(3,340)

Net income available to common shareholders	$40,522	$26,268	$77,926	$48,891

Basic earnings per share:
Net income	$0.68	$0.63	$1.35	$1.25
Average number of shares outstanding	59,879	41,950	57,767	39,199

Diluted earnings per share:
Net income	$0.67	$0.63	$1.34	$1.25
Average number of shares outstanding	62,639	41,950	60,527	39,199

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2003 and 2002

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Notes Receivable From Stock Sales	Retained Earnings/ (Deficit)	Compre- hensive Income (Loss)	Total
Balance, December 31, 2001	$65,805	$333	$515,516	$(36,566)	$(7,904)	$(4,526)		$532,658
Comprehensive income:
Net income						52,231	$52,231	52,231
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				16,721			16,721	16,721
Hybrid Hedging Instruments:
Fair value adjustment, net of amortization				(24,518)			(24,518)	(24,518)

Comprehensive income							$44,434

Issuance of common stock		110	207,474					207,584
Interest and principal payments on notes receivable from stock sales			153					153
Dividends declared on preferred stock—$1.21 per share						(3,340)		(3,340)
Dividends declared on common stock—$1.10 per share						(22,839)		(22,839)

Balance, June 30, 2002	$65,805	$443	$723,143	$(44,363)	$(7,904)	$21,526		$758,650

Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471		$833,042
Comprehensive income:
Net income						81,266	$81,266	81,266
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				13,041			13,041	13,041
Hybrid Hedging Instruments:
Fair value adjustment, net of amortization				(54,903)			(54,903)	(54,903)

Comprehensive income							$39,404

Issuance of common stock		87	178,567					178,654
Interest and principal payments on notes receivable from stock sales			141		420			561
Dividends declared on preferred stock—$1.21 per share						(3,340)		(3,340)
Dividends declared on common stock—$0.60 per share						(35,743)		(35,743)

Balance, June 30, 2003	$65,805	$615	$1,057,637	$(147,116)	$(7,017)	$42,654		$1,012,578

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Activities:
Net Income	$42,192	$27,938	$81,266	$52,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	10,546	3,014	18,713	8,126
Net gain from investing activities	(2,574)	(84)	(2,574)	(87)
Hedging expense	220	622	397	936
Change in assets and liabilities:
Accrued interest receivable	(7,235)	(7,661)	(12,786)	(11,522)
Prepaid expenses and other	(1,834)	2,007	343	857
Accrued interest payable	3,925	3,878	5,587	5,355
Accrued expenses and other	17,447	103	21,204	4,603

Net cash provided by operating activities	62,687	29,817	112,150	60,499

Investing Activities:
ARM securities:
Purchases	(3,115,786)	(1,871,520)	(4,963,138)	(3,675,625)
Proceeds on sales	—	12,711	—	62,817
Principal payments	1,073,494	568,734	1,908,041	1,262,605
Securitized ARM loans:
Issuance costs	(1,076)	(892)	(2,108)	(2,034)
Principal payments	394,344	121,239	698,005	298,554
ARM loans collateralizing long-term debt:
Principal payments	66,527	45,775	91,382	116,392
ARM loans held for securitization:
Purchases	(1,146,227)	(618,514)	(2,350,716)	(1,217,871)
Proceeds on sales	—	—	—	3,711
Principal payments	6,684	4,318	16,087	8,328
Purchase of interest rate cap agreements	—	(505)	—	(505)

Net cash used in investing activities	(2,722,040)	(1,738,654)	(4,602,447)	(3,143,628)

Financing Activities:
Net borrowings from reverse repurchase agreements	1,944,138	1,481,800	3,659,551	2,793,048
Net borrowings (repayments) of collateralized notes	967,485	(45,464)	712,070	(115,732)
Net whole loan financing facilities borrowings	(447,734)	144,372	25,422	240,544
Net senior unsecured debt proceeds	194,340	—	194,340	—
Payments made on Eurodollar contracts	(6,975)	(2,290)	(12,554)	(2,188)
Proceeds from common stock issued, net	56,501	66,712	178,654	207,584
Dividends paid	(37,411)	(24,509)	(69,947)	(44,496)
Payments on notes receivable from stock sales	390	76	561	85
Purchase of interest rate cap agreements	(8,940)	—	(8,940)	—

Net cash provided by financing activities	2,661,794	1,620,697	4,679,157	3,078,845

Net increase (decrease) in cash and cash equivalents	2,441	(88,140)	188,860	(4,284)

Cash and cash equivalents at beginning of period	308,639	117,740	122,220	33,884

Cash and cash equivalents at end of period	$311,080	$29,600	$311,080	$29,600

Supplemental disclosure of cash flow information and non-cash activities is included in Note 4

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the “Company”) and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, its wholly owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. All of the Company’s subsidiaries are wholly owned qualified real estate investment trust (“REIT”) subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

“Cash and cash equivalents” includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Adjustable-rate mortgage (“ARM”) assets

The Company’s ARM assets are comprised of ARM securities and “ARM Loans”, which includes securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization . All of the Company’s ARM assets are either traditional ARM securities and loans, which have interest rates that reprice in a year or less (“Traditional ARMs”), or hybrid ARM securities and loans that have a fixed interest rate for an initial period of three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”).

ARM securities are composed mainly of ARM securities purchased from third parties; also included in this balance are ARM securities relating to loans securitized by the Company prior to March 31, 2001. The Company has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” as a separate component of shareholders’ equity. Realized gains or losses on sale of ARM securities are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the cost of the security using specific identification, adjusted for any unamortized premium or discount. Any unrealized loss deemed to be other than temporary is recorded as realized loss.

The Company has the intent and ability to hold its ARM Loans for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

Securitized ARM loans are composed of loans originated or acquired by the Company and securitized after April 1, 2001 with the Company retaining 100% of the beneficial ownership interests. The Company has also securitized and issued AAA certificates to third party investors in structured financing arrangements. ARM loans held for securitization are composed of loans the Company has acquired or originated and are intended to be securitized by the Company. The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by either creating highly liquid securitized assets that can be readily financed in the reverse repurchase agreement market or enabling the

Company to enter into long-term collateralized debt financing transactions which represent permanent financing that are not subject to margin calls.

In prior periods, the Company’s securitized ARM loans that were created after April 1, 2001 were accounted for under a securities accounting methodology, in which these assets were carried at their fair market value and the unrealized gains and losses were recorded in accumulated other comprehensive loss , a component of shareholders’ equity.. Additionally, reserves for estimated future credit losses were established at the time of securitization and were recorded as basis adjustments to the carrying value of the securities. Management has determined that pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these securitized ARM loans should be accounted for as loans rather than as securities. Effective June 30, 2003, management has changed its accounting for such securities to be in compliance with SFAS 140. The securitized ARM loans are now carried at amortized cost and their fair value change is not reflected in accumulated other comprehensive loss , but are disclosed in Note 2 to these financial statements. The effect of this change was to reduce ARM assets and to increase accumulated other comprehensive loss by $34 million from the Company’s prior practice. Implementing this change would have resulted in a reduction of ARM assets and and increase in accumulated other comprehensive loss of $13.3 million at December 31, 2002 and $22.5 million at March 31, 2003.

Second, our methodology for establishing loan loss reserves has changed. Instead of making an initial basis adjustment to the value of our securitized ARM loans, we now record a monthly loss provision. As a result of this change, the yield on the securitized ARM loans will increase slightly because the cost basis is now lower. The increased yield was generally offset by a provision for loan loss, resulting in no substantive change to net income. The loan loss reserve was $5.9 million as of June 30, 2003 and would have been $2.9 million and $3.9 million at December 31, 2002 and March 31, 2003.

No revision has been made to Company’s financial information for periods prior to June 30, 2003 due to the immateriality of the amounts to reflect such amounts in accordance with SFAS 140.

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments.

ARM asset transactions are recorded on the date the ARM assets are purchased or sold except for purchases of new issue ARM securities and all ARM Loans which are recorded when all significant uncertainties regarding the characteristics of the assets are removed and, in the case of loans, underwriting due diligence has been completed, generally shortly before the settlement date.

Credit risk

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”). An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of an ARM loan securitization (including the classes rated less than Investment Grade) and limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to “A” quality underwriting standards. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A or equivalent, BBB or equivalent, or ARM loans originated to “A” quality underwriting standards (“Other Investments”), including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, to no more than 30% of the portfolio.

The Company maintains an allowance for loan losses based on management’s assessment of numerous factors affecting the Company’s portfolio of ARM Loans including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

Valuation methods

The fair values of the Company’s ARM securities and securitized ARM loans are generally based on market prices provided by certain dealers who make markets in these financial instruments, or by third-party pricing services. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information. The fair values for ARM loans, other than securitized ARM loans, are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit. The fair values of the Company’s long-term collateralized debt, senior notes, interest rate swap agreements and interest rate cap agreements are based on market values provided by dealers who are familiar with the terms of the debt, senior notes, swap agreements and cap agreements. The fair value of futures contracts is determined on a daily basis by the closing price on the Chicago Mercantile Exchange. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging instruments

All of the Company’s hedging instruments are derivative financial instruments (interest rate cap agreements, interest rate swap agreements and Eurodollar futures contracts) (collectively, “Hedging Instruments”) and are carried on the balance sheet at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, the Company’s Hedging Instruments are designated as “cash flow hedges,” and the effective amount of change in the fair value of the derivative instrument is recorded in “Other comprehensive income” and is transferred from “Other comprehensive income” to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter.

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

Hybrid Hedging Instruments

The Company enters into interest rate swap agreements (“Swap Agreements”), Eurodollar futures contracts (“Eurodollar Transactions”) and interest rate cap agreements (“Cap Agreements”) in order to manage its interest rate exposure when financing its Hybrid ARM assets (collectively, “Hybrid Hedging Instruments”). The Company generally borrows money based on short-term interest rates. The Company’s Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company’s Hybrid ARM assets. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London InterBank Offer Rate (“LIBOR”). The Company also enters into Eurodollar Transactions in order to fix the interest rate on its forecasted three-month LIBOR-based liabilities. These Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. The Company also purchases interest rate cap agreements (“Cap Agreements”) by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such

Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM assets being financed. These Hybrid Hedging Instruments are used to fix the interest rate on the Company’s borrowings during the expected fixed rate period of the Company’s Hybrid ARM assets such that the Company maintains a duration on the borrowings and Hybrid Hedging Instruments that closely matches the duration of the Company’s Hybrid ARM assets.

All Swap Agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings. Although the terms and characteristics of the Company’s Swap Agreements and hedged borrowings are nearly identical, due to the explicit requirements of Financial Accounting Standards No. 133 (“FAS 133”), the Company does not account for these hedges under a method defined in FAS 133 as the “shortcut” method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and to date, has calculated effectiveness of approximately 100%. Eurodollar Transactions are also designated as cash flow hedges and are accounted for in accordance with FAS 133 Implementation Issue No. G7, Method 1: Change in Variable Cash Correspondent Method, and application of this method has resulted in no measured ineffectiveness. All changes in the unrealized gains and losses on Swap Agreements and the Eurodollar Transactions have been recorded in “Accumulated other comprehensive income” and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in “Accumulated other comprehensive income” would be reclassified to income.

The gain/loss on Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain/loss in “Accumulated other comprehensive income” and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed cost of money over the life of the Hedging Instrument.

The Company has terminated and/or replaced Swap Agreements in the course of managing its liquidity and balance sheet. Since the Company’s adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in “Accumulated other comprehensive income” as a separate component of equity. The gain or loss from the terminated Swap Agreements remains in “Accumulated other comprehensive income” until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to income.

The Company designates its Cap Agreements used to manage interest rate exposure when financing its Hybrid ARM assets as cash flow hedges. The Company assesses hedging effectiveness in accordance with the provisions of FAS 133 Implementation Issue No. G20 and has calculated effectiveness of approximately 100%. All changes in the unrealized gains and losses on these Cap Agreements are recorded in “Accumulated other comprehensive income” and are reclassified to earnings, along with the fee paid to fix the interest rate on the applicable forecasted transaction, as interest expense when each of the forecasted financing transactions occurs. The carrying value of these Cap Agreements is included in “Hedging Instruments” on the balance sheet.

Life Cap Hedging Instruments

The Company also purchases Cap Agreements to manage interest rate risk on the financing of a portion of its Traditional ARM assets that have a contractual maximum interest rate (“Life Cap”), which is a component of the fair value of an ARM asset (“Life Cap Hedging Instruments”).

The Company does not currently apply hedge accounting to its Life Cap Hedging Instruments and, as a result, the Company records the change in fair value of these Cap Agreements as hedging expense in current earnings. The carrying value of the Life Cap Hedging Instruments is included in “Hedging instruments” on the balance sheet.

Accumulated other comprehensive income

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FAS 133. Accumulated other comprehensive income (loss) at June 30, 2003 and December 31, 2002 includes the following (dollar amounts in thousands):

	June 30, 2003	December 31, 2002
Net unrealized gain on available-for-sale ARM assets	$56,530	$43,489
Net unrealized loss on Hedging Instruments	(203,646)	(148,743)

Accumulated other comprehensive loss	$(147,116)	$(105,254)

The net unrealized gain on the Company’s ARM Loans of $41.1 million and $18.9 million at June 30, 2003 and December 31, 2002 is not included in Accumulated other comprehensive income because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

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

Following is information about the computation of the earnings per share data for the three- and six-month periods ended June 30, 2003 and 2002 (amounts in thousands except per share data):

	Income	Shares	Earnings Per Share
Three Months Ended June 30, 2003
Net income	$42,192
Less preferred stock dividends	(1,670)

Basic EPS, income available to common shareholders	40,522	59,879	$0.68

Effect of dilutive securities:
Convertible preferred stock	1,670	2,760

Diluted EPS	$42,192	62,639	$0.67

Three Months Ended June 30, 2002
Net income	$27,938
Less preferred stock dividends	(1,670)

Basic EPS, income available to common shareholders	26,268	41,950	$0.63

Effect of dilutive securities:
Convertible preferred stock	—	—

Diluted EPS	$26,268	41,950	$0.63

	Income	Shares	Earnings Per Share
Six Months Ended June 30, 2003

Net income	$81,266

Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	77,926	57,767	$1.35

Effect of dilutive securities:

Convertible preferred stock	3,340	2,760

Diluted EPS	$81,266	60,527	$1.34

Six Months Ended June 30, 2002

Net income	$52,231

Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	48,891	39,199	$1.25

Effect of dilutive securities:

Convertible preferred stock	—	—

Diluted EPS	$48,891	39,199	$1.25

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of June 30, 2003 and December 31, 2002. The ARM securities are carried at their fair value, while the ARM Loans, which include securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization are carried at their amortized cost basis (dollar amounts in thousands):

June 30, 2003:

	ARM securities	Securitized ARM loans	ARM loans collateralizing long-term debt	ARM loans held for securitization	Total
Principal balance outstanding	$9,210,520	$3,455,450	$973,147	$828,946	$14,468,063
Net unamortized premium	145,183	24,407	9,021	3,949	182,560
Loan loss reserves	—	(4,967)	(645)	(250)	(5,862)
Basis adjustments	(2,682)	—	—	—	(2,682)
Principal payment receivable	30,437	4,760	—	—	35,197

Amortized cost, net	9,383,458	3,479,650	981,523	832,645	14,677,276
Gross unrealized gains	87,233	36,986	5,461	6,244	135,924
Gross unrealized losses	(29,808)	(2,967)	(3,641)	(983)	(37,399)

Fair value	$9,440,883	$3,513,669	$983,343	$837,906	$14,775,801

Carrying value	$9,440,883	$3,479,650	$981,523	$832,645	$14,734,701

December 31, 2002:

	ARM securities	Securitized ARM loans	ARM loans collateralizing long-term debt	ARM loans held for securitization	Total
Principal balance outstanding	$6,505,868	$2,656,879	$287,409	$706,965	$10,157,121
Net unamortized premium	85,765	22,800	5,613	2,922	117,100
Loan loss reserves	—	—	—	(100)	(100)
Basis adjustments	(1,778)	(9,607)	(3,239)	—	(14,624)
Principal payment receivable	26,546	4,487	—	—	31,033

Amortized cost, net	6,616,401	2,674,559	289,783	709,787	10,290,530
Gross unrealized gains	55,704	18,101	2,297	3,505	79,607
Gross unrealized losses	(24,209)	(4,913)	(120)	(160)	(29,402)
Fair value	$6,647,896	$2,687,747	$291,960	$713,132	$10,340,735

Carrying value	$6,647,896	$2,687,747	$289,783	$709,787	$10,335,213

The Company realized a gain on ARM assets of $2.6 million during the six months ended June 30, 2003. This gain consists of a $1.7 million net recovery of estimated credit losses and a $910.5 thousand gain upon the maturity of a collateralized bond obligation.

The Company did not sell any ARM assets during the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company sold $62.7 million of ARM securities for a gain of $95.0 thousand. The ARM securities sold were classified as “available-for-sale.” In addition, the Company sold $3.7 million of loans and realized a gross gain of $5.9 thousand and a gross loss of $14.0 thousand.

During the six months ended June 30, 2003, the Company securitized $2.6 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $1.6 billion of the securities created for its securitized ARM loan portfolio and placed $1.0 billion of the securities with third party investors, thereby providing an long-term collateralized financing for the Company’s assets. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. .

During the quarter ended June 30, 2003, the Company recorded a loan loss provision of $1.0 million to reserve for possible future credit losses on loans bringing its total loan loss provision to $5.9 million. At December 31, 2002, the Company had recorded a basis adjustment for possible future credit losses of $12.8 million on its ARM Loans. As a result of the change in the Company’s classification of securitized ARM loans from ARM securities, the Company reversed and replaced it with an allowance for losses of $5.6 million as of June 30, 2003.

As of June 30, 2003 and December 31, 2002, the Company had reduced the cost basis of ARM securities by $2.7 million and $1.8 million, respectively, due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. The Company recorded a reduction in cost basis of $899.1 thousand related to ARM securities purchased during the six months ended June 30, 2003 on which the Company had first loss credit exposure. These securities were purchased as part of a transaction in which the Company purchased all of the classes of a loan securitization in the amount of $614.1 million, including the subordinated classes. The Company also recorded realized losses on ARM securities in the amount of $98.1 thousand and realized recoveries in the amount of $103.1 thousand during the first six months of 2003.

The Company has credit exposure on its securitized ARM loans, loans held as collateral for long-term debt and loans held for securitization. The following tables summarize ARM Loan delinquency information as of June 30, 2003 and December 31, 2002 (dollar amounts in thousands):

June 30, 2003
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$986	0.02%	0.01%
90 days or more	2	303	0.01%	0.00%
In foreclosure	7	3,351	0.06%	0.02%

	10	$4,640	0.09%	0.03%

December 31, 2002
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	2	$270	0.01%	0.00%
90 days or more	1	159	0.00%	0.00%
In foreclosure	5	2,970	0.08%	0.03%

	8	$3,399	0.09%	0.03%

As of June 30, 2003, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities	$1,341,605
ARM Whole loans – bulk purchase	595,875
ARM Whole loans – correspondent originations	561,023
ARM Whole loans – direct originations	198,001

$2,696,504

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA rated Hybrid ARM securities, at a price of par, between 2004 and 2007, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $2.6 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of June 30, 2003, the Company had delivered $7.4 million of collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid Hedging Instruments

As of June 30, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $7.6 billion. In addition, the Company entered into two delayed Swap Agreements with notional balances of $100 million and $500 million that become effective in July and August 2003, respectively. These Swap Agreements and Eurodollar Transactions fix the interest rate on the financing of Hybrid ARM assets during their fixed rate term (generally three to ten years). As of June 30, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As of June 30, 2003, ARM assets with a carrying value of $136.7 million, including accrued interest, and cash totaling $75.6 million collateralized the Swap Agreements. The net fair value of Swap Agreements at June 30, 2003 of $183.1 million included Swap Agreements with gross unrealized gains of $1.9 million and gross unrealized losses of $184.9 million and are included in “Hedging Instruments” on the balance sheet. As of June 30, 2003, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in “Accumulated other comprehensive income” was a net loss of $198.7 million. The Company estimates that over the next twelve months, $97.0 million of these net unrealized losses will be reclassified from “Accumulated other comprehensive income” to interest expense.

In April 2003, the Company purchased Cap Agreements with a notional balance of $557.5 million at a cost of $8.9 million in order to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s long-term collateralized debt. The fair value of these Cap Agreements at June 30, 2003 was $4.0 million and is included in “Hedging Instruments” on the balance sheet. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is guaranteed to equal the balance of the Hybrid loan collateral and there is generally no mismatch between the notional balance and the Hybrid loan collateral. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.40% and average 3.83%. The Cap Agreements had an average maturity of 5.1 years as of June 30, 2003. The initial aggregate notional amount of the Cap Agreements declines to $11.6 million over the period of the agreements, which expire between 2006 and 2012.

The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At June 30, 2003, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 1 month.

Life Cap Hedging Instruments

The fair value of the Life Cap Hedging Instruments at June 30, 2003 and December 31, 2002 amounted to $6.5 thousand and $84.7 thousand, respectively, and is included in “Hedging instruments” on the balance sheet. Purchased Cap Agreements had a remaining notional amount of $1.1 billion and $1.8 billion as of June 30, 2003 and December 31, 2002, respectively. The notional amount of the Life Cap Hedging Instruments declines at a rate that is expected to approximate the amortization of the Traditional ARM assets. The Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 6.00% to 12.00% and average 9.91%. The Life Cap Hedging Instruments had an average maturity of 1 year as of June 30, 2003 and expire between 2003 and 2005. During the three- and six-month periods ended June 30, 2003, the Company recognized expenses of $219.8 thousand and $396.9 thousand, respectively, which is reported as “Hedging expense” in the Company’s Consolidated Income Statements.

Note 4. Reverse Repurchase Agreements, Long-Term Collateralized Debt, Whole Loan Financing Facilities, Senior Notes

              and Other Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of June 30, 2003, had borrowed funds from 15 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of June 30, 2003, the Company had $12.1 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.32% and a weighted average remaining maturity of 6.7 months. As of December 31, 2002, the Company had $8.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.59% and a weighted average remaining maturity of 4.6 months. As of June 30, 2003, $11.5 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three months to twenty-four months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $13.0 billion, including accrued interest and cash totaling $204.1 million, collateralized the reverse repurchase agreements at June 30, 2003.

At June 30, 2003, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days	$1,665,183
31 to 89 days	2,039,814
90 to 365 days	6,732,175
Over 365 days	1,648,108

$12,085,280

Long-Term Collateralized Debt

On April 3, 2003, $1.1 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. Approximately $1.0 billion of the securities created by this securitization were issued to third-party investors in the form of AAA-rated floating rate pass-through certificates. This transaction was accounted for as a financing of the loans and represents permanent financing that is not subject to margin calls. The Company retained the AA and A certificates totaling $21.2 million. The structure of this transaction also includes an overcollateralization certificate that provides $2.6 million of credit support based on the estimated exposure to credit losses on the loans collateralizing the debt. As of June 30, 2003, the debt had a net balance of $967.5 million and an effective interest cost of 1.48%, which changes each month at a spread to one-month LIBOR. As of June 30, 2003, this debt was collateralized by ARM loans with a principal balance of $973.1 million. The debt matures on January 25, 2033 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance.

Whole Loan Financing Facilities

As of June 30, 2003, the Company had entered into three whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The first whole loan financing facility has a committed borrowing capacity of $600 million and matures in January 2004. The second financing facility has a committed borrowing capacity of $300 million and matures in March 2004. The third financing facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $150 million and matures in November 2003. As of June 30, 2003, the Company had $614.5 million borrowed against these whole loan financing facilities at an effective cost of 1.99%. As of December 31, 2002, the Company had $589.1 million borrowed against whole loan financing facilities at an effective cost of 2.11%. The amount borrowed on the whole loan financing agreements at June 30, 2003 was collateralized by ARM loans with a carrying value of $629.0 million, including accrued interest.

The whole loan financing facility with a borrowing capacity of $300 million and maturing in March 2004, discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similarly to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion subject to the terms and conditions of the facility. This securitization transaction is accounted for as a structured financing.

Senior Notes

On May 15, 2003, the Company entered into an Indenture and a First Supplemental Indenture with Deutsche Bank Trust Company Americas as Trustee, relating to the completion by the Company of an unregistered offering of $200.0 million in senior unsecured notes at par (“Notes”). The Notes bear interest at 8.0%, payable each May 15 and November 15, commencing November 15, 2003, and mature on May 15, 2013. The Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Notes, the Company incurred costs of $5.8 million which is being amortized over the expected life of the Notes. At June 30, 2003, the balance of the Notes outstanding, net of unamortized issuance costs was $194.3 million.

In connection with the sale of the Notes discussed above, the Company entered into a registration rights agreement with the initial purchaser of the Notes in which the Company agreed to initiate and conclude an exchange offer of the outstanding Notes for new registered notes with substantially identical terms. The exchange offer was initiated on July 14, 2003, and expired on August 13, 2003.

Other

The total cash paid for interest was $77.6 million and $55.0 million during the quarters ended June 30, 2003 and 2002, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2003 and December 31, 2002 (dollar amounts in thousands):

	June 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM assets	$14,734,701	$14,775,801	$10,335,213	$10,340,735
Life Cap Hedging Instruments	7	7	85	85
Hybrid Hedging Instruments	5,845	5,845	—	—

Liabilities:
Reverse repurchase agreements	12,085,280	12,085,280	8,425,729	8,425,729
Long-term collateralized debt	967,485	969,035	255,415	255,863
Whole loan financing facilities	614,503	614,503	589,081	589,081
Senior notes	194,340	196,266	—	—
Hybrid Hedging Instruments	184,946	184,946	142,531	142,531

The carrying amount for securities, which are categorized as available-for-sale, is their fair value, whereas the carrying amount for loans, which are categorized as held for the foreseeable future, is their amortized cost.

Note 6. Common and Preferred Stock

During February 2003, the Company completed a public offering of 3,473,500 shares of common stock and received net proceeds of $65.9 million under its shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on August 30, 2002.

On May 28, 2003, the Company entered into a sales agreement to sell up to 6,829,596 shares of its common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program.

During the three- and six-months ended June 30, 2003, the Company issued 878,313 and 2,327,613 shares of common stock in “at-market” transactions under controlled equity offering programs under the August 2002 shelf registration statement and received net proceeds of $21.1 million and $50.3 million. As of June 30, 2003, $25.1 million and $222.0 million of the Company’s registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively.

During the three- and six-month periods ended June 30, 2003, the Company issued 1,504,238 and 2,889,084 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $35.3 million and $62.4 million.

On June 13, 2003, the Company declared a second quarter dividend of $0.605 per share to the shareholders of the Series A 9.68% Cumulative Convertible Preferred Stock, which was paid on July 10, 2003 to preferred shareholders of record as of June 30, 2003.

On July 16, 2003, the Company announced its intention to redeem all 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock, or Series A Preferred Stock, by converting those shares into shares of common stock. The conversion date is August 18, 2003, at which time each share of Series A Preferred Stock will be converted into one share of common stock.

On July 22, 2003, the Company declared the second quarter 2003 dividend of $0.62 per share of common stock, which is payable on August 18, 2003 to common shareholders of record as of August 5, 2003.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Long-Term Incentive Awards

The Company’s Board of Directors authorizes the Company’s Compensation Committee to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”).

As of June 30, 2003, there were 1,441,272 DERs outstanding, of which 1,413,111 were vested, and 549,575 PSRs outstanding, of which 371,278 were vested. The Company recorded an expense associated with DERs and PSRs of $3.1 million and $932.0 thousand for the quarters ended June 30, 2003 and 2002, respectively. During the six-month periods ended June 30, 2003 and 2002, the Company recorded an expense associated with DERs and PSRs in the amount of $4.7 million and $1.5 million, respectively. Of the expense recorded in the second quarter of 2003, $1.2 million was the amount of dividend equivalents paid on DERs and PSRs, $320.9 thousand was the amortization of unvested PSRs, and $1.6 million was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded during the second quarter of 2002, $676.5 thousand was the amount of dividend equivalents paid on DERs and PSRs, $12.6 thousand was the impact of the decrease in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment, and $268.1 thousand was the amortization of the value of restricted shares (all of which were subsequently cancelled in April 2002 by the Company’s Board of Directors and replaced with PSRs of equal value), net of the effect of cancelled restricted shares due to employment termination.

As of June 30, 2003, there was $7.0 million of notes receivable outstanding from stock sales. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”). As a result of the Act, the notes made to directors and executive officers of the Company may not be modified and these individuals are not eligible to participate in any such program in the future. In April 2002, the Board approved a limited stock repurchase program for the repurchase of shares of common stock at current market value that were acquired pursuant to the exercise of stock options under the Company’s previous stock option plan. The Company will first apply the proceeds from any such repurchases to the repayment of any outstanding stock option notes receivable due from the holders. As of June 30, 2003, no shares have been repurchased under this program.

Note 8. Transactions with Affiliates

The Company has no employees and is managed externally by Thornburg Mortgage Advisory Corporation (“the Manager”) under the terms of a Management Agreement (the “Agreement”). During the quarters ended June 30, 2003 and 2002, the Company reimbursed the Manager and affiliates of the Manager $1.1 million and $965.5 thousand for expenses, respectively, in accordance with the terms of the Agreement. During the six-month periods ended June 30, 2003 and 2002, the Company reimbursed the Manager and affiliates of the Manager $2.2 million and $1.5 million for expenses, respectively. As of June 30, 2003 and 2002, $1.4 million and $275.0 thousand, respectively, was payable by the Company to the Manager for reimbursable expenses.

For the quarters ended June 30, 2003 and 2002, the Company incurred costs of $2.7 million and $1.9 million, respectively, in base management fees in accordance with the terms of the Agreement. For the six-month periods ended June 30, 2003 and 2002, the Company incurred base management fees of $5.2 million and $3.5 million, respectively. As of June 30, 2003 and 2002, $918.6 thousand and $646.5 thousand, respectively, was payable by the Company to the Manager for the base management fee.

For the three- and six-month periods ended June 30, 2003, the Manager earned performance-based compensation in the amount of $6.9 million and $13.1 million, respectively, in accordance with the terms of the Agreement. For the three- and six-month periods ended June 30, 2002, the Manager earned performance based compensation in the amount of $3.7 million and $6.9 million, respectively. As of June 30, 2003 and 2002, $6.9 million and $3.7 million, respectively, was payable by the Company to the Manager for performance-based compensation. During the three- and six-month periods ended June 30, 2003, TMHL paid $12.5 thousand and $25.0 thousand, respectively, to Thornburg Securities Corporation, a registered broker-dealer, pursuant to the terms of a Joint Marketing Agreement.

As of June 30, 2003, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and to employees of the Manager and other affiliates, amounted to $27.2 million, had a weighted average interest rate of 4.31%, and maturities ranging between 2016 and 2033.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. For a discussion of the risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see the “Risk Factors” section on pages 14 through 17 of our 2002 Annual Report on Form 10K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors consists of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are composed exclusively of independent directors.

•	Our long-term incentive plan does not provide for the granting of stock options. All long-term incentive awards are fully expensed in our consolidated income statements and are fully disclosed in our financial reports.

•	We have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place.

•	We have adopted both a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures, that apply to all of our employees, officers and directors, and that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy designed to prohibit any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information, and to prohibit communicating material nonpublic information to others.

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

•	Fair Value. We record our adjustable and variable rate mortgage (“ARM”) securities, interest rate cap agreements (“Cap Agreements”), interest rate swap agreements (“Swap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) at fair value. The fair values of our ARM securities and “Hedging Instruments” (collectively, Cap Agreements, Swap Agreements and Eurodollar Transactions) are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security, Hedging Instrument or other financial instrument is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Loan loss reserves on ARM Loans. In general, we securitize all of our loans and retain them in our ARM Loan portfolio. At the time of securitization, we obtain a credit review of the loans being securitized by one or more of the Rating Agencies. Based on this review, a determination is made, which requires management judgment regarding the expected losses to be realized and we begin recording a monthly loan loss provision based on this assessment. In doing so, we establish, over time, a loan loss reserve to absorb the expected credit losses. The actual losses could be more or less than the amount estimated by management at the time of securitization. Therefore, we monitor the delinquencies and losses on our mortgage loans. If the credit performance of the mortgage loans is different than expected, we adjust the provision for probable credit losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Any such provision is based on management’s assessment of numerous factors affecting our portfolio of ARM Loans including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages, loan size and loan age.

•	Basis Adjustments on ARM securities. When we acquire all of the classes of a loan securitization and certain other ARM securities from a third party, management assesses the results of the Rating Agency credit review. Based on this assessment, a determination is made, which requires management judgment regarding the expected losses to be realized and we adjust the basis of the purchased securities to their expected realizable value. This is referred to as a “basis adjustment.” When recording a basis adjustment, we establish an account, similar to a loss reserve, to absorb the expected credit losses. The actual losses could be more or less than the amount estimated by management at the time of acquisition. Therefore, we monitor the delinquencies and losses on the underlying mortgage loans backing these ARM securities. If the credit performance of the underlying mortgage loans is different than expected, we adjust the provision for probable credit losses to a level deemed appropriate by management to provide for estimated losses inherent in these ARM securities. Any such provision is based on management’s assessment of numerous factors affecting our portfolio of ARM securities including, but not limited to, current economic conditions, delinquency status, credit losses to date on underlying mortgages and remaining credit protection. When management determines that there is a decline in fair value, which is other than temporary, a basis adjustment for ARM securities is made by reducing the cost basis of the individual security and the amount of such write-down is recorded as a realized loss, thereby reducing earnings.

•	Loan Securitization. For financial statement purposes, we do not account for any of our loan securitizations as sales since we retain the beneficial and economic interests of the loans.

•	Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARMs.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets comprised of traditional ARM securities and loans and hybrid ARM securities and loans, thereby providing capital to the single-family residential housing market. Traditional ARM securities and loans have interest rates that reprice in a year or less (“Traditional ARMs”) and hybrid ARM securities and loans have a fixed interest rate for an initial periodof three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”). ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other credit enhancements against losses from loan defaults. “ARM Loans” consist of securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital and borrowings such as reverse repurchase agreements, whole loan financing facilities, long-term collateralized debt and other collateralized or unsecured financings that we may establish with approved institutional lenders. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio” of at least 8%. For purposes of applying this ratio, our Adjusted Equity-to-Asset ratio excludes other comprehensive income and assets financed with non-recourse debt and the related equity and includes senior notes as an addition to equity. (See “Financing Strategies” below for a calculation of our Adjusted Equity-to-Assets Ratio.) Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio over the last six years. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, substantially all of our earnings are paid in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

We have five qualified REIT subsidiaries, all of which are consolidated in our financial statements and federal and state income tax returns. Two of these subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, were created to facilitate financing of our mortgage loan assets. Thornburg Mortgage Home Loans, Inc. (“TMHL”), our wholly owned mortgage-banking subsidiary, conducts our mortgage loan acquisition, origination, processing, underwriting, securitization, and servicing activities. TMHL’s two wholly owned special purpose subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II, facilitate the financing of loans by TMHL.

We are an externally advised REIT and are managed under a management agreement (the “Management Agreement”) with Thornburg Mortgage Advisory Corporation (the “Manager”), which manages our operations, subject to the supervision of our Board of Directors.

Portfolio Strategies

Our business strategy is to acquire and originate ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowing. We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 120 approved correspondents, and we originate loans direct to consumers through TMHL. Currently, TMHL is authorized to lend in 46 states and the District of Columbia. Our authorization to lend in these jurisdictions depends on our compliance with the applicable licensing and other regulatory requirements of each jurisdiction. In addition, we are subject to examination by each jurisdiction, and if it is determined that we are not in compliance with the applicable requirements, despite our efforts to operate in compliance with these requirements, we may be fined and our license to lend may be suspended or revoked. Additionally, we acquire ARM assets by purchasing ARM securities or large packages of ARM loans that other mortgage lending institutions have originated and serviced. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We also acquire ARM assets from investment banking firms, broker-dealers and similar financial institutions that regularly make markets in these assets. We also acquire ARM assets from other mortgage suppliers, including mortgage bankers, banks, savings and loan institutions, investment banking firms, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe we have a competitive advantage in the acquisition and investment of these mortgage securities and loans due to the low cost of our operations relative to traditional mortgage investors, such as banks and savings and loans.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of ARM pass-through securities guaranteed by an agency of the federal government (“Ginnie Mae”), a government-sponsored corporation or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively, “Agency Securities”), or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, floating rate classes of collateralized mortgage obligations (“CMOs”), ARM loans, fixed rate mortgage-backed securities (“MBS”) with an expected duration of one year or less or short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our ARM assets also include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. In April 2003, our Board of Directors increased the limitation on our ownership of Hybrid ARM assets with fixed rate periods of greater than five years from 10% to 20% of our total assets. We also have a policy to maintain a net duration of 1 year or less on our Hybrid ARM assets (including commitments to purchase Hybrid ARM assets), related borrowings and Hybrid Hedging Instruments. We use Swap Agreements, Cap Agreements and Eurodollar Transactions (collectively, “Hybrid Hedging Instruments”) as hedges to fix the maximum interest rates on our short-term borrowing costs and to manage our interest rate risk exposure on our long-term collateralized debt.

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

(3)	fixed rate mortgage loans collateralized by first liens on single family residential properties originated for sale to third parties; or

(4)	real estate properties acquired as a result of foreclosing on our ARM loans; or

(5)	as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as part of a loan securitization effected by third parties in which we purchase all of the classes of the loan securitization and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis.

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the level yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected. Our portfolio of ARM assets is held at a book price, excluding unrealized gains and losses, of 101.20% of par at June 30, 2003. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio above par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which is why we provide this non-GAAP measurement. The book price, including unrealized gains and losses, was 101.60% at June 30, 2003, compared to 101.45% at December 31, 2002.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate High Quality mortgage loans through TMHL from three sources: (i) correspondent lending, which involves acquiring individual loans from correspondent lenders who are approved by the Company and who originate the individual loans using our underwriting criteria and guidelines, or criteria and guidelines that we have approved, (ii) direct retail loan originations, which are loans that we originate, and (iii) bulk acquisitions, which involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest-only up to ten years, and fully amortizing thereafter. Interest-only loans acquired or originated during the first six months of 2003 represented 90.5% of total loan production during that period. We believe interest-only loans do not pose additional credit risk due to original effective loan-to-value ratios averaging 66.7% and the credit strength of our borrowers.

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

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for long-term debt financings. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we either retain the securitized ARM loans, including the subordinate certificates and finance them in the repurchase agreement market or the issue collateralized long-term debt in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available hybrid or adjustable-rate product that we offer at the offered interest rate plus 1/8%.

Financing Strategies

We finance our ARM assets using equity capital and borrowings, such as reverse repurchase agreements, lines of credit, and other collateralized or unsecured financings that we may establish with approved institutional lenders. We have established lines of credit and collateralized financing agreements with twenty-three different financial institutions. By Board policy we are required to maintain an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement that we use to limit the amount of assets we carry relative to the amount of equity on our balance sheet, of a minimum of 8%. This ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant, but cannot fall below 8%. The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

	June 30, 2003	December 31, 2002
Assets	$15,119,488	$10,512,932
Adjustments:
Net unrealized gain on ARM securities	(57,425)	(44,682)
ARM loans collateralizing long-term debt	(981,523)	(289,783)
Cap agreements (1)	(8,940)	—

Adjusted assets	$14,071,600	$10,178,467

Shareholders’ equity	$1,012,578	$833,042
Adjustments:
Accumulated other comprehensive loss	147,116	105,254
Equity supporting long-term collateralized debt:
Long-term collateralized debt	967,485	255,415
ARM loans collateralizing long-term debt	(981,523)	(289,783)
Cap agreements (1)	(8,940)	—

	(22,978)	(34,368)

Senior notes	194,340	—

Adjusted shareholders’ equity	$1,331,056	$903,928

Adjusted Equity-to-Assets Ratio	9.46%	8.88%

GAAP equity to assets ratio	6.70%	7.92%

(1)	These Cap Agreements were purchased in order to manage interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our long-term collateralized debt.

We borrow primarily at short-term interest rates and in the form of reverse repurchase agreements using our ARM securities and securitized ARM loans as collateral. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed rate reverse repurchase agreements. Variable rate term reverse repurchase agreements are financings with original maturities ranging from three to 24 months. The interest rates on these variable rate term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The fixed rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have also financed the purchase of ARM assets by issuing long-term collateralized debt in the capital markets, which is collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. Using such a structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market and these transactions represent permanent financing of these loans and are not subject to margin calls.

We also enter into financing facilities for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings whose maturities approximately match the interest rate adjustment periods on our ARM assets. Accordingly, some of our borrowings have variable interest rates or short term fixed maturities (one year or less) because, as of June 30, 2003, 22.0% of our ARM assets were Traditional ARMs, which had interest rates that adjust within one year. However, the majority of our portfolio is comprised of Hybrid ARM assets, which have fixed interest rate periods of 3 to 10 years and, as of June 30, 2003, averaged a 4.2-year fixed rate period. We utilize Hybrid Hedging Instruments to, in effect, fix the interest rate on our borrowings such that the net duration of our Hybrid ARM assets, related borrowings and Hybrid Hedging Instruments is no more than one year. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR based liabilities. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings, above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments. As of June 30, 2003, our Hybrid Hedging Instruments had a remaining average term to maturity of 3.1 years and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 1 month.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have also entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of June 30, 2003, we will receive cash payments if the applicable index, generally the three- or six-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We are not currently purchasing Life Cap Hedging Instruments because the current interest rate environment is significantly lower than the contractual life caps on our ARM assets.

In addition, some ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of June 30, 2003, $1.5billion of our Traditional ARM assets have periodic caps, representing 10.3% of total ARM assets.

We may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes, although we have not, to date, entered into these types of transactions. We may also use, from time to time, futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments.

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

Financial Condition

At June 30, 2003, we held total assets of $15.1 billion, $14.7 billion of which consisted of ARM assets, as compared to $10.5 billion of total assets and $10.3 billion of ARM assets at December 31, 2002. Since commencing operations, we have primarily purchased either ARM securities or ARM loans. At June 30, 2003, 23.6% of our ARM assets were securitized ARM loans, 64.1% were ARM securities, 6.7% were ARM loans collateralizing long-term debt and 5.6% were ARM loans held for securitization. At June 30, 2003, 93.3% of our assets, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents. Of the ARM assets we owned as of June 30, 2003, 99.5% were in the form of adjustable rate pass-through certificates or ARM loans.

The following table presents a schedule of ARM assets owned at June 30, 2003 and December 31, 2002 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. The securitized ARM loans are stratified in the table below based on the credit rating determined by the Rating Agency on the related securities:

ARM Assets by Issuer and Credit Rating

(Dollar amounts in thousands)

	June 30, 2003			December 31, 2002
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality:
Agency Securities	$2,370,224		16.1%	$2,682,555		26.0%
Privately Issued:
AAA/Aaa Rating	10,938,873	(1)	74.2	6,409,860	(2)	62.0
AA/Aa Rating	435,333		2.9	394,096		3.8

Total Privately Issued	11,374,206		77.1	6,803,956		65.8

Total High Quality	13,744,430		93.2	9,486,511		91.8

Other Investment:
Privately Issued:
A Rating	94,697		0.6	63,198		0.6
BBB/Baa Rating	40,361		0.3	31,657		0.3
BB/Ba Rating and below	22,568		0.2	44,060	(1)	0.4
ARM loans pending securitization	832,645		5.7	709,787		6.9

Total Other Investment	990,271		6.8	848,702		8.2

Total ARM Portfolio	$14,734,701		100.0%	$10,335,213		100.0%

(1)	As of June 30, 2003, the AAA Rating category includes $970.5 million of ARM loans collateralizing long-term debt that have been credit enhanced to AAA through overcollateralization in the amount of $2.6 million and an unrated subordinate interest-only certificate retained in the amount of $10.5 million.
(2)	As of December 31, 2002, the AAA Rating category includes $261.3 million of ARM loans collateralizing long-term debt that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million as of December 31, 2002. The subordinated certificate is included in the BB/Ba Rating and below category.

As of June 30, 2003, we had loan loss reserves of $5.9 million for possible future credit losses on loans. At December 31, 2002, we had a basis adjustment for possible future credit losses of $12.8 million. The basis adjustment was reversed and replaced with a loan loss reserve as a result of the change in our classification to securitized ARM loans from ARM securities during the second quarter of 2003.

In addition as of June 30, 2003 and December 31, 2002, we had reduced the cost basis of ARM securities by $2.7 million and $1.8 thousand, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

As of June 30, 2003, 10 of the 12,395 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $4.6 million. At June 30, 2003, the ARM loan portfolio included two real estate-owned properties that we acquired as the result of foreclosure procedures. The average original effective loan-to-value ratio on the delinquent loans and the acquired properties was approximately 69%. We believe that our current level of basis adjustments and allowance for loan losses is more than adequate to cover estimated losses from these loans and properties.

The following table classifies our portfolio of ARM assets by type of interest rate index:

ARM Assets by Index

(Dollar amounts in thousands)

	June 30, 2003		December 31, 2002
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM assets:
Index:
One-month LIBOR	$585,177	4.0%	$576,837	5.6%
Six-month LIBOR	1,636,017	11.1	834,709	8.1
One-year Constant Maturity Treasury	854,378	5.8	1,095,945	10.6
Other	187,050	1.2	359,605	3.4

	3,262,622	22.1	2,867,096	27.7

Hybrid ARM assets:
Remaining fixed period:
Within 1-5 years	10,269,883	69.7	6,859,356	66.4
Over 5 years	1,202,196	8.2	608,761	5.9

	11,472,079	77.9	7,468,117	72.3

	$14,734,701	100.0%	$10,335,213	100.0%

The ARM portfolio had a current weighted average coupon of 4.61% at June 30, 2003. This consisted of an average coupon of 4.73% on the Hybrid ARM portion of the portfolio and an average coupon of 3.80% on the Traditional ARM portion of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been approximately 4.37%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the Traditional ARM portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been approximately 3.00%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

As of December 31, 2002, the ARM portfolio had a current weighted average coupon of 4.99%. This consisted of an average coupon of 5.23% on the Hybrid ARM portion of the portfolio and an average coupon of 4.27% on the rest of the portfolio. If the Traditional ARM portion of the portfolio had been “fully indexed,” the weighted average coupon of the ARM portfolio would have been approximately 4.82%, based upon the composition of the portfolio and the applicable indices at that time.

At June 30, 2003, the current yield of the ARM assets portfolio was 4.18%, compared to 4.63% as of December 31, 2002. The decrease in the yield of 0.45% as of June 30, 2003, compared to December 31, 2002, is due primarily to the decreased weighted average interest rate coupon discussed above, which decreased by 0.38% which is attributable to the reinvestment of principal prepayments as well as the addition of new assets purchased with the proceeds of equity offerings in a declining interest rate environment. The higher level of net premium amortization had the effect of decreasing the yield by 0.02% and the relative level of non-interest earning principal payments receivables also decreased the portfolio yield by 0.05%. The decline in the weighted average interest rate coupon is primarily attributable to reinvestment of principal prepayments as well as the addition of new assets purchased with the proceeds of equity offerings in a declining interest rate environment.

The ARM assets portfolio had an average term to the next repricing date of 3.4 years as of June 30, 2003, compared to 2.8 years as of December 31, 2002. The Traditional ARM assets portion of the portfolio had an average term to the next repricing date of 79 days and the Hybrid ARM assets portion had an average term to the next repricing date of 4.2 years at June 30, 2003. As of June 30, 2003, Hybrid ARM assets comprised 77.8% of the total ARM assets portfolio, compared to 72.3% as of the end of 2002.

The following table presents various characteristics of our ARM loan portfolio as of June 30, 2003. This information pertains to loans held for securitization, loans held as collateral for notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this table is $5.3 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$437,897	$6,400,000	$31,000
Unpaid principal balance	$429,747	$6,400,000	$542
Coupon rate on loans	4.78%	9.13%	1.72%
Pass-through rate	4.60%	8.73%	1.70%
Pass-through margin	1.91%	3.48%	0.23%
Lifetime cap	10.92%	18.00%	7.63%
Original term (months)	359	480	120
Remaining term (months)	342	479	36

Geographic distribution (top 5 states):		Property type:
California	24.8%	Single-family	86.3%
Georgia	13.1	Condominium	8.5
Colorado	7.6	Other residential	5.2
New York	7.2
Florida	5.4	ARM Loan type:
		Traditional ARM loans	33.0%
		Hybrid ARM loans	67.0
Occupancy status:
Owner occupied	85.4%	ARM Interest Rate Caps:
Second home	11.8	Initial Cap on Hybrid loans:
Investor	2.8	3.00% or less	5.1%
		3.01%-4.00%	13.7
Documentation type:		4.01%-5.00%	39.1
Full/Alternative	92.6%	5.01%-6.00%	9.1
Other	7.4
		Periodic Cap on Traditional ARM loans:
		None	16.8%
Loan purpose:		1.00% or less	13.7
Purchase	32.2%	Over 1.00%	2.5
Cash out refinance	30.2
Rate & term refinance	37.6	Percent of loan balances that are interest-only:	80.2	%(1)

Original effective loan-to-value:		FICO scores:
80.01%-and over (3)	2.7%	801 and over	2.5%
70.01%-80.00%	40.2	751 to 800	40.9
60.01%-70.00%	25.1	701 to 750	34.4
50.01%-60.00%	13.8	651 to 700	18.9
50.00% or less	18.2	650 or less	3.3

Weighted average effective original loan-to-value:	66.8%	Weighted average FICO score	737	(2)

(1)	The weighted average original effective loan-to-value on interest-only loans is 66.7%.
(2)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.
(3)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of June 30, 2003 and December 31, 2002, we serviced $3.1 billion and $2.0 billion of our loans, respectively, and had 6,990 and 4,778 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of securitized ARM loans, loans collateralizing long-term debt or ARM loans held for securitization.

During the quarter ended June 30, 2003, we purchased $3.1 billion of ARM securities, 99.8% of which were High Quality assets, and $1.1 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during the three months ended June 30, 2003, 93.5% were Hybrid ARM assets and 6.5% were Traditional ARM assets indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and six-month periods ended June 30, 2003 and 2002 (dollar amounts in thousands):

	For the three months ended:		For the six months ended:
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
ARM securities:
Agency Securities	$155,203	$730,152	$348,211	$2,432,850
High Quality, privately issued	2,955,289	1,141,368	4,395,529	1,225,793
Other privately issued	5,294	—	17,586	—

	3,115,786	1,871,520	4,761,326	3,658,643

ARM loans:
Bulk acquisitions	332,096	167,638	673,519	368,450
Correspondent originations	704,547	381,764	1,467,397	693,367
Direct retail originations	110,660	70,004	210,876	156,947

	1,147,303	619,406	2,351,792	1,218,764

Total acquisitions	$4,263,089	$2,490,926	$7,113,118	$4,877,407

Since 1997, we have emphasized purchasing Traditional ARM and Hybrid ARM assets, high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first six months of 2003 and for the year 2002 was 1.22% and 0.65% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.20% of par as of June 30, 2003, down from 102.77% of par as of the end of 1997. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio above par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which is why we provide this non-GAAP measurement. The book price, including unrealized gains and losses, was 101.60% at June 30, 2003, compared to 101.45% at December 31, 2002.

During the three- and six-month periods ended June 30, 2003, we securitized $1.8 billion and $2.6 billion, respectively, of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by either creating highly liquid assets that can be readily financed in the reverse repurchase agreement market or enabling us to enter into long-term collateralized debt financing transactions that represent permanent financing and are not subject to margin calls. The securitizations of the Company’s loans are not accounted for as sales and we retain all of the economic interest and risk of the loans. Of the loans that we securitized during the first six months of 2003, 99.9% of our resulting investment was rated at least Investment Grade and 0.1% of our investment was rated below Investment Grade and provided credit support to the Investment Grade securities.

As of June 30, 2003, we had commitments to purchase $1.3 billion of ARM securities, $595.9 million of ARM loans through wholesale channels and $759.0 million of ARM loans through origination channels.

During the quarter ended June 30, 2003, there were no sales of ARM assets. We sold $12.6 million of ARM securities for a gain of $95.0 thousand and one loan for a loss of $10.5 thousand, resulting in a net gain of $84.5 thousand during the quarter ended June 30, 2002.

For the quarter ended June 30, 2003, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 31%, compared to 26% for the quarter ended June 30, 2002 and 32% for the quarter ended March 31, 2003. When prepayment experience increases and because we own our ARM assets at a net premium, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The amount of the adjustment to the fair value on the ARM assets classified as available-for-sale improved from a positive adjustment of $44.7 million as of December 31, 2002, to a positive adjustment of $57.4 million as of June 30, 2003. All of our ARM securities are classified as available-for-sale and are carried at their fair value.

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. As of June 30, 2003, our Traditional ARM assets had an average lifetime interest rate cap of 11.31%, far exceeding the current level of interest rates. At June 30, 2003, these Cap Agreements had a remaining notional balance of $1.1 billion with an average final maturity of 1 year, compared to a remaining notional balance of $1.8 billion with an average final maturity of 1.0 year at December 31, 2002. At June 30, 2003, the fair value of these Cap Agreements was $6.5 thousand compared to a fair value of $84.7 thousand as of December 31, 2002. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 6.00% to 12.00% and average approximately 9.91%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements at this time, but will reevaluate this policy on an ongoing basis. We do not currently apply hedge accounting to our Cap Agreements which are used to manage the interest rate risk on our assets with contractual Life Caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings.

We enter into Hybrid Hedging Instruments in order to manage our interest rate exposure when financing our ARM assets. We generally borrow money based on short term interest rates. Our Hybrid ARM assets generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than our Hybrid ARM assets. Both Swap Agreements and Eurodollar Transactions have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements and Eurodollar Transactions. We use Swap Agreements and Eurodollar Transactions as a cost effective way to lengthen the average repricing period of our variable rate and short-term borrowings such that the duration of our borrowings more closely matches the duration of our ARM assets. We use Cap Agreements to protect the net margin on our Hybrid ARM assets in higher interest rate environments by establishing a maximum fixed interest rate on a portion of our borrowings funding Hybrid ARM assets. We generally enter into Swap Agreements, Eurodollar Transactions and Cap Agreements that have notional balances that decline over time in approximate relation to the expected paydown of our Hybrid ARM assets. The relative balances and duration of our Hybrid ARM assets and our Hybrid Hedging Instruments are monitored on a continual basis in order to manage the net duration within our policy limits.

As of June 30, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $7.6 billion. In addition, we entered into two delayed Swap Agreements with notional balances of $100 million and $500 million that become effective in July and August 2003, respectively. These Swap Agreements and Eurodollar Transactions fix the interest rate on the financing of our Hybrid ARM assets during their fixed rate term (generally three to ten years). As of June 30, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.17% and 3.74% at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, ARM assets with a carrying value of $136.7 million, including accrued interest, and cash totaling $75.6 million collateralized the Swap Agreements. The net fair value of Swap Agreements at June 30, 2003 of $183.1 million included Swap Agreements with gross unrealized gains of $1.9 million and gross unrealized losses of $184.9 million and are included in “Hedging Instruments” on the balance sheet. As of June 30, 2003, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in “Accumulated other comprehensive income” was a net loss of $198.7 million. We estimate that over the next twelve months, $97.0 million of these net unrealized losses will be reclassified from “Accumulated other comprehensive income” to interest expense.

In April 2003, we purchased Cap Agreements with a notional balance of $557.5 million at a cost of $8.9 million in order to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our long-term collateralized debt. The fair value of these Cap Agreements at June 30, 2003 was $4.0 million and is included in “Hedging Instruments” on the balance sheet. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is guaranteed to equal the balance of the Hybrid loan collateral and there is generally no mismatch between the notional balance and the Hybrid loan collateral. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.40% and average 3.83%. The Cap Agreements had an average maturity of 5.1 years as of June 30, 2003. The initial aggregate notional amount of the Cap Agreements declines to $11.6 million over the period of the agreements, which expire between 2006 and 2012.

As a result of entering into these Hybrid Hedging Instruments, we have reduced the interest rate variability of our cost to finance our Hybrid ARM assets. The average remaining fixed rate term of our Hybrid ARM assets as of June 30, 2003 was 4.2 years. We hedge the funding of our Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At June 30, 2003, the financing and hedging of our Hybrid ARM assets resulted in a net duration of approximately 1 month.

In accordance with Financial Accounting Standards No. 133 (“FAS 133”), we designate all of these Swap Agreements as cash flow hedges. The Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in “Accumulated other comprehensive income” and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

Also, in accordance with FAS 133, we designate all of the Eurodollar Transactions as cash flow hedges. The Eurodollar Transactions hedge the change in the three-month LIBOR interest rate index and we have also entered into short-term borrowings indexed to three-month LIBOR with re-pricing dates that correspond to the valuation dates of the Eurodollar Transactions. As a result, there has not been any measurable ineffectiveness from this activity and, therefore, the gains and losses from this activity have been recorded in “Accumulated other comprehensive income” and will be reclassified to earnings as interest expense is recognized on our hedged short-term borrowings.

We designate the Cap Agreements used as Hybrid Hedging Instruments as cash flow hedges. We assess hedging effectiveness in accordance with the provisions of FAS 133 Implementation Issue No. G20 and have calculated such effectiveness at approximately 100%. All changes in the unrealized gains and losses on these Cap Agreements have been recorded in “Accumulated other comprehensive income” and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs.

Results of Operations For the Three Months Ended June 30, 2003

For the quarter ended June 30, 2003, our net income was $42.2 million, or $0.68 per share, Basic and Diluted EPS, based on a weighted average of 59,879,000 and 62,639,000 shares outstanding, respectively. That compares to $27.9 million, or $0.63 per share (Basic and Diluted EPS) for the quarter ended June 30, 2002, based on a weighted average of 41,950,000 shares outstanding, a 7.9% increase in our earnings per share.

The table below highlights the historical trend, the components of return on average common equity (annualized) and the 10-year U.S. Treasury average yield during each respective quarter that is applicable to the computation of the performance fee of the Manager:

Components of Return on Average Common Equity (1)

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Incentive Fee/ Equity	Other Expense (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Jun 30, 2001	18.50%	1.49%	1.32%	1.26%	0.73%	1.97%	11.73%	5.28%	6.45%
Sep 30, 2001	21.36%	1.72%	1.35%	1.76%	0.79%	1.80%	13.94%	4.99%	8.95%
Dec 31, 2001	25.25%	2.26%	1.25%	2.70%	0.27%	1.46%	17.31%	4.76%	12.55%
Mar 31, 2002	23.16%	1.60%	1.20%	2.34%	0.24%	1.22%	16.56%	5.08%	11.49%
Jun 30, 2002	22.53%	1.74%	1.16%	2.27%	0.33%	1.02%	16.01%	5.11%	10.90%
Sep 30, 2002	23.15%	1.43%	1.13%	2.75%	0.08%	0.91%	16.85%	4.27%	12.58%
Dec 31, 2002	23.05%	2.15%	1.09%	2.74%	(0.24)%	0.82%	16.49%	4.00%	12.48%
Mar 31, 2003	22.58%	1.78%	1.08%	2.68%	0.09%	0.72%	16.23%	3.92%	12.31%
Jun 30, 2003	21.27%	2.05%	1.04%	2.69%	(0.91)%	0.65%	15.75%	3.62%	12.13%

(1)	General and administrative (“G & A”) expense excludes performance fees and is net of loan servicing fees.
(2)	Other expense includes gain on ARM assets, fee income, hedging expense and provision for losses.

Our return on average common equity was 15.75% for the quarter ended June 30, 2003 compared to 16.01% for the quarter ended June 30, 2002.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(Dollar amounts in thousands)

	For the quarters ended June 30,
	2003	2002
Coupon interest income on ARM assets	$144,332	$99,530
Amortization of net premium	(8,244)	(3,431)
Cash and cash equivalents	809	340

Interest income	136,897	96,439

Reverse repurchase agreements	37,066	32,748
Long-term collateralized debt	4,320	2,229
Whole loan financing facilities	3,385	2,504
Senior notes	2,090	—
Interest rate swap agreements and Eurodollar transactions	35,305	22,001

Interest expense	82,166	59,482

Net interest income	$54,731	$36,957

As presented in the table above, our net interest income increased by $17.8 million in the second quarter of 2003 compared to the second quarter of 2002. The change was attributable to a $40.5 million increase in interest income primarily due to an increased asset base, partially offset by a $22.7 million increase in interest expense. Included in this increase in interest expense is a $13.3 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $11.5 billion and $5.2 billion at June 30, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table

(Dollar amounts in thousands)

	For the quarters ended June 30,
	2003			2002
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest Earning Assets:
Adjustable-rate mortgage assets	$12,899,692	4.22%	$136,088	$7,771,676	4.95%	$96,099
Cash and cash equivalents	244,585	1.32	809	74,344	1.83	340

	13,144,277	4.17	136,897	7,846,020	4.91	96,439

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	10,299,582	2.81	72,371	6,426,458	3.41	54,749
Long-term collateralized debt	987,299	1.75	4,320	344,902	2.59	2,229
Whole loan financing facilities	632,120	2.14	3,385	337,952	2.96	2,504
Senior notes	100,269	8.34	2,090	—	—	—

	12,019,270	2.73	82,166	7,109,312	3.35	59,482

Net Interest Earning Assets and Spread	$1,125,007	1.47%	$54,731	$736,708	1.56%	$36,957

Yield on Net Interest Earning Assets (1)		1.70%			1.88%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Three Months Ended June 30, 2003 versus 2002
	Rate	Volume	Total
Interest Income:
ARM assets	$(14,110)	$54,099	$39,989
Cash and cash equivalents	(94)	563	469
	(14,204)	54,662	40,458
Interest Expense:
Reverse repurchase agreements and Swap Agreements	(9,593)	27,215	17,622
Long-term collateralized debt	(720)	2,811	2,091
Whole loan financing facilities	(694)	1,575	881
Senior notes	—	2,090	2,090

	(11,007)	33,691	22,684

Net interest income	$(3,197)	$20,971	$17,774

As presented in the table above, net interest income increased by $17.8 million. This increase in net interest income included a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 4.17% during the second quarter of 2003 from 4.91% during the same period of 2002, a decrease of 0.74%, while our cost of funds decreased to 2.73% from 3.35% during the same time period, a decrease of 0.62%, there was a net unfavorable rate variance of $3.2million. This was due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $14.2 million, partially offset by a favorable rate variance on our borrowings in the amount of $11.0 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the ARM asset investments we have made with proceeds from the issuance of additional common equity. The increased average size of our portfolio during the second quarter of 2003 compared to the same period in 2002 increased net interest income in the amount of $21.0million. The average balance of our interest-earning assets was $13.1 billion during the second quarter of 2003, compared to $7.8 billion during the same period of 2002 — an increase of 67.9%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest Earning Assets (1)

(Dollar amounts in millions)

As of the Quarter Ended	Average Interest Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest Earning Assets
Jun 30, 2001	$4,399.1	6.97%	0.81%	6.15%	5.19%	0.96%	1.43%
Sep 30, 2001	$4,641.4	6.56%	0.85%	5.71%	4.42%	1.29%	1.71%
Dec 31, 2001	$5,522.5	5.94%	0.76%	5.17%	3.41%	1.76%	2.10%
Mar 31, 2002	$6,421.7	5.59%	0.64%	4.95%	3.30%	1.65%	1.97%
Jun 30, 2002	$7,846.0	5.30%	0.39%	4.91%	3.35%	1.56%	1.88%
Sep 30, 2002	$9,237.3	5.16%	0.42%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,104.7	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,093.9	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144.3	4.68%	0.51%	4.1720%	2.73%	1.44%	1.6770%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables.

The following table presents the components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

As of the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Hedging Activity/ Other	Total Yield Adjustment
Jun 30, 2001	0.60%	0.18%	0.03%	0.81%
Sep 30, 2001	0.63%	0.17%	0.05%	0.85%
Dec 31, 2001	0.55%	0.16%	0.05%	0.76%
Mar 31, 2002	0.39%	0.20%	0.05%	0.64%
Jun 30, 2002	0.22%	0.13%	0.04%	0.39%
Sep 30, 2002	0.26%	0.13%	0.03%	0.42%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%

We recorded hedging expense during the second quarter of 2003 of $219.8 thousand. First, the fair value of our Life Cap Hedging Instruments decreased by $67.6 thousand to $6.5 thousand. Second, we incurred hedging expenses of $3.0 thousand related to Eurodollar transactions. Third, we expensed $149.2 thousand of the transition adjustment recorded in “Accumulated other comprehensive income” on January 1, 2001, in connection with the implementation of FAS 133.

We recorded hedging expense during the second quarter of 2002 of $622.4 thousand. First, the fair value of our Life Cap Hedging Instruments decreased $460.2 thousand to $256.8 thousand. Second, we incurred hedging expenses of $13.0 thousand related to Eurodollar transactions. Third, we expensed $149.2 thousand of the transition adjustment recorded in “Accumulated other comprehensive income” on January 1, 2001, in connection with the implementation of FAS 133.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174.0 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of June 30, 2003, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 36.0% of our portfolio of ARM assets or $5.3 billion.

For the quarter ended June 30, 2003, our ratio of operating expenses to average assets was 0.47%, compared to 0.43% for the same period in 2002, and 0.47% for the quarter ended March 31, 2003. The most significant single increase to our expenses was the performance-based fee of $69 million that the Manager earned during the second quarter of 2003 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.44%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.62%. Our other expenses increased by approximately $3.8 million from the second quarter of 2002 to the second quarter of 2003, primarily due to increased base management fees, operations of TMHL, expenses associated with long-term incentive awards for our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $783.3 thousand, TMHL’s operations increased $622.4 thousand, and our issuance of DERs and PSRs accounted for $2.1 million of the increase.

We pay the Manager an annual base management fee, generally based on average shareholders’ equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.20% of the first $300 million of average shareholders’ equity, plus 0.88% of average shareholders’ equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since the management fee is based on shareholders’ equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders’ investment, as defined in the Management Agreement, must exceed the average 10-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with our return on shareholders’ equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Jun 30, 2001	0.10%	0.10%	0.11%	0.31%
Sep 30, 2001	0.11%	0.14%	0.14%	0.39%
Dec 31, 2001	0.10%	0.22%	0.18%	0.50%
Mar 31, 2002	0.10%	0.20%	0.14%	0.44%
Jun 30, 2002	0.10%	0.19%	0.14%	0.43%
Sep 30, 2002	0.09%	0.22%	0.13%	0.44%
Dec 31, 2002	0.09%	0.22%	0.18%	0.49%
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%

Results of Operations for the Six Months Ended June 30, 2003

For the six months ended June 30, 2003, our net income was $81.3 million, or $1.35 Basic earnings per share, and $1.34 Diluted EPS, based on a weighted average of 57,767,000 and 60,527,000 shares outstanding, respectively. That compares to $52.2 million, or $1.25 per share (Basic and Diluted EPS) for the same period in 2002, based on a weighted average of 39,199,000 shares outstanding, an 8% increase in our Basic earnings per share.

Our return on average common equity was 15.97% for the six months ended June 30, 2003 compared to 16.26% for the six months ended June 30, 2002.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(Dollar amounts in thousands)

	For the six months ended June 30,
	2003	2002
Coupon interest income on ARM assets	$274,315	$183,720
Amortization of net premium	(15,431)	(8,579)
Cash and cash equivalents	1,209	724

Interest income	260,093	175,865

Reverse repurchase agreements	72,495	59,277
Long-term collateralized debt	4,906	4,856
Whole loan financing facilities	7,106	4,318
Senior notes	2,090	—
Interest rate swap agreements and Eurodollar transactions	66,731	38,833

Interest expense	153,328	107,284

Net interest income	$106,765	$68,581

As presented in the table above, our net interest income increased by $38.2 million in the first half of 2003 compared to the same period of 2002. The change was attributable to an $84.2 million increase in interest income primarily due to an increased asset base, partially offset by a $46.0 million increase in interest expense. Included in this increase in interest expense is a $27.9 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $11.5 billion and $5.2 billion at June 30, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table

(Dollar amounts in thousands)

	For the six months ended June 30,
	2003			2002
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest Earning Assets:
Adjustable-rate mortgage assets	$11,930,751	4.34%	$258,884	$7,049,120	4.97%	$175,141
Cash and cash equivalents	188,352	1.28	1,209	84,751	1.71	724

	12,119,103	4.29	260,093	7,133,871	4.93	175,865

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	9,814,820	2.84	139,226	5,785,580	3.39	98,111
Long-term collateralized debt	503,087	1.95	4,906	374,986	2.59	4,856
Whole loan financing facilities	683,769	2.08	7,106	288,217	3.00	4,318
Senior notes	50,135	8.34	2,090	—	—	—

	11,051,811	2.77	153,328	6,448,783	3.33	107,284

Net Interest Earning Assets and Spread	$1,067,292	1.52%	$106,765	$685,088	1.60%	$68,581

Yield on Net Interest Earning Assets (1)		1.76%			1.92%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Six Months Ended June 30, 2003 versus 2002
	Rate	Volume	Total
Interest Income:
ARM assets	$(22,183)	$105,926	$83,743
Cash and cash equivalents	(180)	665	485

	(22,363)	106,591	84,228

Interest Expense:
Reverse repurchase agreements and Swap Agreements	(16,041)	57,156	41,115
Long-term collateralized debt	(1,199)	1,249	50
Whole loan financing facilities	(1,323)	4,111	2,788
Senior notes	—	2,090	2,090

	(18,562)	64,606	46,044

Net interest income	$(3,800)	$41,985	$38,185

As presented in the table above, net interest income increased by $39.1 million. This increase in net interest income is a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 4.29% during the first six months of 2003 from 4.93% during the same period of 2002, a decrease of 0.64%, while our cost of funds decreased to 2.77% from 3.33% during the same time period, a decrease of 0.56%, there was a net unfavorable rate variance of $3.8 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $22.4 million, partially offset by a favorable rate variance on our borrowings in the amount of $18.6 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the issuance of additional common equity and the investment opportunities we have pursued in our ARM assets portfolio as a result of this growth. The increased average size of our portfolio during the first half of 2003 compared to the same period in 2002 increased net interest income in the amount of $42.0 million. The average balance of our interest-earning assets was $12.1 billion during the first half of 2003, compared to $7.2 billion during the same period of 2002 — an increase of 68.1%.

For the six months ended June 30, 2003, our ratio of operating expenses to average assets was 0.47%, compared to 0.43% for the same period in 2002. The most significant single increase to our expenses was the performance-based fee of $13.1 million that the Manager earned during the first six months of 2003 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.66%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.77%. Our other expenses increased by approximately $6.9 million from the first six months of 2002 to the same period of 2003, primarily due to increased base management fees, operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $1.6 million, TMHL’s operations increased $1.4 million, and our issuance of DERs and PSRs accounted for $3.3 million of the increase.

Liquidity and Capital Resources

Our primary source of funds for the quarter ended June 30, 2003 consisted of reverse repurchase agreements totaling $12.1 billion, long-term collateralized debt totaling $967.5 million, whole loan financing facilities of $614.5 million and senior notes totaling $194.3 million. Our other significant sources of funds for the quarter ended June 30, 2003 consisted primarily of payments of principal and interest from our ARM assets of $1.7 billion. In the future, we expect our primary sources of funds to remain the same. Our liquid assets generally consist of unpledged ARM assets and cash and cash equivalents.

Total borrowings outstanding at June 30, 2003 had a weighted average effective cost of 1.38%. The reverse repurchase agreements had a weighted average remaining term to maturity of 6.7 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 1.8 years. The long-term collateralized debt matures in January 2033, although it is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of the original balance of the debt. The whole loan financing facilities are committed facilities that mature in November 2003, January 2004 and March 2004. As of June 30, 2003, $11.5 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from three to 24 months. The interest rates on these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate, and reprice accordingly. The interest rates on the long-term collateralized debt and whole loan financing facilities are indexed to the one-month LIBOR index and are subject to either daily or monthly adjustment.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on June 30, 2003, had borrowed funds with 15 of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended June 30, 2003. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

As of June 30, 2003, we had entered into three whole loan financing facilities. We borrow money under these facilities based on the fair value of the ARM loans pledged to secure these facilities. Therefore, the amount of money available to us under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. The first whole loan financing facility has a committed borrowing capacity of $600 million and matures in January 2004. The second facility has a borrowing capacity of $300 million and matures in March 2004. The third facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $150 million and matures in November 2003. We expect to renew these facilities. As of June 30, 2003, we had $614.5 million borrowed against these whole loan financing facilities, at an effective cost of 1.99%.

During the quarter ended June 30, 2003, we issued 878,313 shares of common stock through “at-market” transactions under controlled equity offering programs under the August 2002 shelf registration statement and received net proceeds of $21.1 million. As of June 30, 2003, $25.1 million and $222.0 million of our registered securities remained available for future issuance and sale under our currently effective July 2001 and August 2002 shelf registration statements, respectively.

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of our common stock, and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRSPP. During the quarter ended June 30, 2003, we issued 1,504,238 shares of common stock under the DRSPP and received net proceeds of $35.3 million.

On April 3, 2003, approximately $1.1 billion of mortgage loans from our ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. Approximately $1.0 billion of the securities created by this securitization were issued to third-party investors in the form of AAA-rated floating rate pass-through certificates. Using such a structure enables us to make more efficient use of our capital because the capital required to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market and these transactions represent permanent financing of these loans and are not subject to margin calls. At June 30, 2003, we had $967.5 million of collateralized long-term debt outstanding. This transaction was accounted for as a financing of our loans.

On May 15, 2003, we completed a private placement of $200.0 million in senior unsecured notes at par. The notes bear interest at 8%, payable each May 15 and November 15, commencing November 15, 2003, and mature on May 15, 2013. The notes are redeemable at a declining premium, in whole or in part, beginning May 2008 and at par beginning May 2011. The notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with that offering, we entered into a registration rights agreement pursuant to which we agreed to complete an exchange offer in which the issued notes may be exchanged for registered notes of like term and amount. The exchange offer was initiated on July 14, 2003, and expired on August 13, 2003. We view the senior notes as an alternative form of long-term capital and treat them as we would treat common stock for purposes of measuring our portfolio borrowing limitations.

On June 4, 2003, we completed a securitization of $762.0 million of loans from our ARM loans portfolio and 99.8% of our resulting investment was rated at least Investment Grade. We continue to retain all of these securities in our ARM portfolio as securitized ARM loans.

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

The table below presents our consolidated interest rate risk using the static gap methodology. This method reports the difference between interest rate-sensitive assets and liabilities at specific points in time as of June 30, 2003, based on the earlier of term to repricing or the term to repayment of the asset or liability. The table does not include assets and liabilities that are not interest rate-sensitive such as payment receivables, prepaid expenses, payables and accrued expenses. The table provides a projected repricing or maturity based on scheduled rate adjustments, scheduled payments, and estimated prepayments. For many of our assets and certain of our liabilities, the maturity date is not determinable with certainty. In general, our ARM assets can be prepaid before contractual amortization and/or maturity. Likewise, our collateralized long-term debt is paid down as the related ARM assets collateral pays down. The static gap report reflects our investment policy that allows for only the acquisition of ARM assets that reprice within one year, short-term fixed rate assets with an average life of one year or less or Hybrid ARM assets that are match funded to within a net duration of one year.

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

The use of interest rate instruments such as Swaps Agreements, Eurodollar Transactions and Cap Agreements are integrated into our interest rate risk management. The notional amounts of these instruments are not reflected in our balance sheet. The Swap Agreements and Eurodollar Transactions that hedge the financing of our Hybrid ARM assets are included in the static gap report for purposes of analyzing interest rate risk because they have the effect of adjusting the repricing characteristics of our liabilities. The Cap Agreements are not considered in a static gap report because they do not affect the timing of the repricing of the instruments they hedge, but rather they, in effect, remove the limit on the amount of interest rate change that can occur relative to the financing of the applicable asset.

Interest Rate Sensitivity Gap Analysis

(Dollar amounts in thousands)

June 30, 2003

	1 Year or less	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
Interest-earning assets:
Traditional ARM assets	$2,274,804	$—	$—	$—	$2,274,804
Hybrid ARM assets	3,203,612	5,398,675	3,472,780	291,490	12,366,557
Cash and cash equivalents	311,080	—	—	—	311,080

Total interest-earning assets	5,789,496	5,398,675	3,472,780	291,490	14,952,441

Interest-bearing liabilities:
Reverse repurchase agreements	10,437,172	1,648,108	—	—	12,085,280
Long-term collateralized debt	967,485	—	—	—	967,485
Whole loan financing facilities	614,503	—	—	—	614,503
Senior notes	194,340	—	—	—	194,340
Swap Agreements and Eurodollar Transactions	(6,218,276)	4,523,870	1,261,811	432,595	—

Total interest bearing liabilities	5,995,224	6,171,978	1,261,811	432,595	13,861,608

Interest rate sensitivity gap	$(205,728)	$(773,303)	$2,210,969	$(141,105)	$1,090,833

Cumulative interest rate sensitivity gap	$(205,728)	$(979,031)	$1,231,938	$1,090,833

Cumulative interest rate sensitivity gap as a percentage of total assets before market value adjustments	(1.50)%	(7.14)%	8.99%	7.96%

Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads and relationships among different indices, changes in asset yields, which can change more quickly than the underlying interest coupon on ARM assets, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Accordingly, we make extensive use of an earnings simulation model to analyze our level of interest rate risk. This analytical technique used to measure and manage interest rate risk includes the impact of all on-balance-sheet and off-balance-sheet financial instruments.

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds, management’s investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM assets in determining the earnings at risk.

At June 30, 2003, based on the earnings simulation model, our potential earnings increase (decrease) from a parallel 100 and 200 basis point rise in market interest rates over the next twelve months and a commensurate slow down in prepayment speeds as interest rates rise, was (1.7%) and (4.3%) of projected net income for the twelve months ended June 30, 2004, respectively, and 0.6% and (2.9%) of projected net income for the twelve months ended June 30, 2005, respectively. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile as it changes and alter our strategies as appropriate in our view of the likely course of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At June 30, 2003, 10.6% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Interest rate changes can also affect the availability and pricing of ARM assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of ARM product volume may result in sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing our investment opportunities. The availability and fluctuations in the volume of ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces. To date, we have always been able to find sufficient investment and loan origination opportunities in all interest rate environments we have faced, at attractive prices, such that we have been able to generate positive earnings and grow our portfolio as appropriate.

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

Conversely, the rate of prepayment on our mortgage assets may decrease if interest rates rise or if the difference between long term and short term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-

establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Lastly, because we invest primarily in ARM assets, and at least 8% of such assets are purchased with shareholders’ equity, our earnings, over time, will tend to increase, after an initial short term decline, following periods when short term interest rates have risen, and decrease after an initial short term increase, following periods when short term interest rates have declined. This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets purchased with shareholders’ equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Internal Revenue Code of 1986, as amended (the “Code”), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of June 30, 2003, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2003, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the caption “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

Under the supervision, and with the participation of the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls that could significantly affect internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2003, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 22, 2003.

(b)	Election of Class III Directors

	Votes
Nominee	For	Withheld
Garrett Thornburg	53,568,295	491,674
Joseph H. Badal	53,627,795	432,172
Stuart C. Sherman	51,286,843	2,773,125

The following Class I and Class II directors continued in office after the Annual Meeting:

David A. Ater

Larry A. Goldstone

Ike Kalangis

Owen M. Lopez

James H. Lorie

Francis I. Mullin, III

Richard P. Story

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits

See “Exhibit Index”

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

(i)	Current Report on Form 8-K, filed on April 25, 2003, attaching the Company’s Press Release, dated April 22, 2003, announcing the Company’s earnings for the quarter ending March 31, 2003.
(ii)	Current Report on Form 8-K, filed on May 2, 2003, attaching the Company’s Press Release of April 28, 2003 announcing the Company’s intention to raise capital through an unregistered offering of 10-year senior unsecured notes.
(iii)	Current Report on Form 8-K, filed May 28, 2003, regarding entering into a sales agreement with Cantor Fitzgerald & Co. to sell up to 6,829,596 shares of the Company’s common stock from time to time through Cantor Fitzgerald & Co., as sales agent.
(iv)	Current Report on Form 8-K, filed May 28, 2003, regarding (1) transfer and securitization of $1.1 billion of mortgage loans in April 2003, and (2) final agreement to raise $200 million through an unregistered offering of 10-year senior unsecured notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THORNBURG MORTGAGE, INC.

Dated: August 14, 2003	By:	/s/ Garrett Thornburg
Garrett Thornburg Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated: August 14, 2003	By:	/s/ Larry A. Goldstone
Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

Dated: August 14, 2003	By:	/s/ Richard P. Story
Richard P. Story Executive Vice President and Chief Financial Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002