Form 10-Q/A
period 2003-06-30
THORNBURG MORTGAGE INC
filed 2003-08-15
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

THORNBURG MORTGAGE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities	$9,440,883	$6,647,896

ARM loans:
Securitized ARM loans	3,479,650	2,687,747
ARM loans collateralizing long-term debt	981,523	289,783
ARM loans held for securitization	832,645	709,787

ARM loans	5,293,818	3,687,317

Cash and cash equivalents	311,080	122,220
Hedging instruments	5,852	—
Accrued interest receivable	60,221	47,435
Prepaid expenses and other	7,634	8,064

	$15,119,488	$10,512,932

LIABILITIES
Reverse repurchase agreements	$12,085,280	$8,425,729
Long-term collateralized debt	967,485	255,415
Whole loan financing facilities	614,503	589,081
Hedging instruments	184,946	142,531
Senior notes	194,340	—
Payable for assets purchased	—	202,844
Accrued interest payable	22,821	17,234
Dividends payable	1,670	32,536
Accrued expenses and other	35,865	14,520

	14,106,910	9,679,890

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock: par value $.01 per share; Series A 9.68% Cumulative Convertible shares, aggregate preference in liquidation $69,000, 2,760 shares authorized, issued and outstanding;	65,805	65,805
Series B Cumulative, 22 shares authorized, none issued and outstanding	—	—
Common stock: par value $.01 per share; 497,218 shares authorized, 61,453 and 52,763 shares issued and outstanding, respectively	615	528
Additional paid-in-capital	1,057,637	878,929
Accumulated other comprehensive loss	(147,116)	(105,254)
Notes receivable from stock sales	(7,017)	(7,437)
Retained earnings	42,654	471

	1,012,578	833,042

	$15,119,488	$10,512,932

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