Form 10-Q/A
period 2003-06-30
THORNBURG MORTGAGE INC
filed 2003-08-19
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

THORNBURG MORTGAGE, INC.

FORM 10-Q/A

Amendment No. 2

Thornburg Mortgage, Inc. is filing this Amendment No. 2 on Form 10-Q/A to amend Item 1 (“Financial Statements”) and Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part I (“Financial Information”) of its Quarterly Report on Form 10-Q filed on August 14, 2003 and amended by Amendment No. 1 on August 15, 2003 to correct certain numbers and text primarily related to the change in its securities accounting methodology for loans securitized by the Company after the date of April 1, 2001, as discussed in Note 1 to Item 1 of Part I.

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

In prior periods, the Company’s securitized ARM loans that were created after April 1, 2001 were accounted for under a securities accounting methodology, in which these assets were carried at their fair market value and the unrealized gains and losses were recorded in accumulated other comprehensive loss , a component of shareholders’ equity. Additionally, reserves for estimated future credit losses were established at the time of securitization and were recorded as basis adjustments to the carrying value of the securities. Management has determined that pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these securitized ARM loans should be accounted for as loans rather than as securities. Effective June 30, 2003, management has changed its accounting for such securities to be in compliance with SFAS 140. The securitized ARM loans are now carried at amortized cost and their fair value change is not reflected in accumulated other comprehensive loss , but are disclosed in Note 2 to these financial statements. The effect of this change was to reduce ARM assets and to increase accumulated other comprehensive loss by $34 million from the Company’s prior practice. Implementing this change would have resulted in a reduction of ARM assets and an increase in accumulated other comprehensive loss of $13.3 million at December 31, 2002 and $22.5 million at March 31, 2003.

Second, our methodology for establishing loan loss reserves has changed. Instead of making an initial basis adjustment to the value of our securitized ARM loans, we now record a monthly loss provision. As a result of this change, the yield on the securitized ARM loans will increase slightly because the cost basis is now lower. The increased yield was generally offset by a provision for loan loss, resulting in no substantive change to net income. The loan loss reserve was $5.9 million as of June 30, 2003 and would have been $3.2 million and $4.2 million at December 31, 2002 and March 31, 2003.

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

The net unrealized gain on the Company’s ARM Loans of $41.1 million and $18.7 million at June 30, 2003 and December 31, 2002 is not included in Accumulated other comprehensive income because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

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

Certain information contained in this Quarterly Report on Form 10-Q/A constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. For a discussion of the risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see the “Risk Factors” section on pages 14 through 17 of our 2002 Annual Report on Form 10K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for long-term debt financings. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we either retain the securitized ARM loans, including the subordinate certificates, and finance them in the repurchase agreement market or through the issuance of collateralized long-term debt in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

In addition, some ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, because the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of June 30, 2003, $1.5 billion of our Traditional ARM assets have periodic caps, representing 10.3% of total ARM assets.

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

In addition as of June 30, 2003 and December 31, 2002, we had reduced the cost basis of ARM securities by $2.7 million and $1.8 million, respectively, related to Other Investments that we purchased at a discount that included an estimate of credit losses.

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

Since 1997, we have emphasized purchasing Traditional ARM and Hybrid ARM assets, high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first six months of 2003 and for the year 2002 was 1.22% and 0.86% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.20% of par as of June 30, 2003, down from 102.77% of par as of the end of 1997. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio above par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which is why we provide this non-GAAP measurement. The book price, including unrealized gains and losses, was 101.60% at June 30, 2003, compared to 101.45% at December 31, 2002.

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

Results of Operations For the Three Months Ended June 30, 2003

For the quarter ended June 30, 2003, our net income was $42.2 million, or $0.68 Basic earnings per share and $0.67 Diluted earnings per share, based on a weighted average of 59,879,000 and 62,639,000 shares outstanding, respectively. That compares to $27.9 million, or $0.63 per share (Basic and Diluted EPS) for the quarter ended June 30, 2002, based on a weighted average of 41,950,000 shares outstanding, a 7.9% increase in our earnings per share.

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

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table

(Dollar amounts in thousands)

	For the quarters ended June 30,
	2003			2002
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest Earning Assets:
Adjustable-rate mortgage assets	$12,899,692	4.22%	$136,088	$7,771,676	4.95%	$96,099
Cash and cash equivalents	244,585	1.32	809	74,344	1.83	340

	13,144,277	4.17	136,897	7,846,020	4.91	96,439

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	10,299,582	2.81	72,371	6,426,458	3.41	54,749
Long-term collateralized debt	987,299	1.75	4,320	344,902	2.59	2,229
Whole loan financing facilities	632,120	2.14	3,385	337,952	2.96	2,504
Senior notes	100,269	8.34	2,090	—	—	—

	12,019,270	2.73	82,166	7,109,312	3.35	59,482

Net Interest Earning Assets and Spread	$1,125,007	1.44%	$54,731	$736,708	1.56%	$36,957

Yield on Net Interest Earning Assets (1)		1.67%			1.88%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

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

As presented in the table above, net interest income increased by $17.8 million. This increase in net interest income included a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 4.17% during the second quarter of 2003 from 4.91% during the same period of 2002, a decrease of 0.74%, while our cost of funds decreased to 2.73% from 3.35% during the same time period, a decrease of 0.62%, there was a net unfavorable rate variance of $3.2 million. This was due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $14.2 million, partially offset by a favorable rate variance on our borrowings in the amount of $11.0 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the ARM asset investments we have made with proceeds from the issuance of additional common equity. The increased average size of our portfolio during the second quarter of 2003 compared to the same period in 2002 increased net interest income in the amount of $21.0million. The average balance of our interest-earning assets was $13.1 billion during the second quarter of 2003, compared to $7.8 billion during the same period of 2002 — an increase of 67.9%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest Earning Assets (1)

(Dollar amounts in millions)

As of the Quarter Ended	Average Interest Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest Earning Assets
Jun 30, 2001	$4,399.1	6.97%	0.82%	6.15%	5.19%	0.96%	1.43%
Sep 30, 2001	$4,641.4	6.56%	0.85%	5.71%	4.42%	1.29%	1.71%
Dec 31, 2001	$5,522.5	5.94%	0.77%	5.17%	3.41%	1.76%	2.10%
Mar 31, 2002	$6,421.7	5.59%	0.64%	4.95%	3.30%	1.65%	1.97%
Jun 30, 2002	$7,846.0	5.30%	0.39%	4.91%	3.35%	1.56%	1.88%
Sep 30, 2002	$9,237.3	5.16%	0.41%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,104.7	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,093.9	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144.3	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the cost of hedging activities, the amortization of deferred gains from hedging activities and the impact of principal payment receivables.

The following table presents the components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

As of the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Hedging Activity/ Other	Total Yield Adjustment
Jun 30, 2001	0.60%	0.18%	0.04%	0.82%
Sep 30, 2001	0.63%	0.17%	0.05%	0.85%
Dec 31, 2001	0.55%	0.16%	0.06%	0.77%
Mar 31, 2002	0.39%	0.20%	0.05%	0.64%
Jun 30, 2002	0.22%	0.13%	0.04%	0.39%
Sep 30, 2002	0.26%	0.13%	0.02%	0.41%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%

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

For the quarter ended June 30, 2003, our ratio of operating expenses to average assets was 0.47%, compared to 0.43% for the same period in 2002, and 0.47% for the quarter ended March 31, 2003. The most significant single increase to our expenses was the performance-based fee of $6.9 million that the Manager earned during the second quarter of 2003 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.44%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.62%. Our other expenses increased by approximately $3.8 million from the second quarter of 2002 to the second quarter of 2003, primarily due to increased base management fees, operations of TMHL, expenses associated with long-term incentive awards for our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $783.3 thousand, TMHL’s operations increased $622.4 thousand, and our issuance of DERs and PSRs accounted for $2.1 million of the increase.

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

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table

(Dollar amounts in thousands)

	For the six months ended June 30,
	2003			2002
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest Earning Assets:
Adjustable-rate mortgage assets	$11,930,751	4.34%	$258,884	$7,049,120	4.97%	$175,141
Cash and cash equivalents	188,352	1.28	1,209	84,751	1.71	724

	12,119,103	4.29	260,093	7,133,871	4.93	175,865

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	9,814,820	2.84	139,226	5,785,580	3.39	98,110
Long-term collateralized debt	503,087	1.95	4,906	374,986	2.59	4,856
Whole loan financing facilities	683,769	2.08	7,106	288,217	3.00	4,318
Senior notes	50,135	8.34	2,090	—	—	—

	11,051,811	2.77	153,328	6,448,783	3.33	107,284

Net Interest Earning Assets and Spread	$1,067,292	1.52%	$106,765	$685,088	1.60%	$68,581

Yield on Net Interest Earning Assets (1)		1.76%			1.92%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Six Months Ended June 30, 2003 versus 2002
	Rate	Volume	Total
Interest Income:
ARM assets	$(22,183)	$105,926	$83,743
Cash and cash equivalents	(180)	665	485

	(22,363)	106,591	84,228

Interest Expense:
Reverse repurchase agreements and Swap Agreements	(16,040)	57,156	41,116
Long-term collateralized debt	(1,199)	1,249	50
Whole loan financing facilities	(1,323)	4,111	2,788
Senior notes	—	2,090	2,090

	(18,562)	64,606	46,044

Net interest income	$(3,801)	$41,985	$38,184

As presented in the table above, net interest income increased by $38.2 million. This increase in net interest income is a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 4.29% during the first six months of 2003 from 4.93% during the same period of 2002, a decrease of 0.64%, while our cost of funds decreased to 2.77% from 3.33% during the same time period, a decrease of 0.56%, there was a net unfavorable rate variance of $3.8 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $22.4 million, partially offset by a favorable rate variance on our borrowings in the amount of $18.6 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the issuance of additional common equity and the investment opportunities we have pursued in our ARM assets portfolio as a result of this growth. The increased average size of our portfolio during the first half of 2003 compared to the same period in 2002 increased net interest income in the amount of $42.0 million. The average balance of our interest-earning assets was $12.1 billion during the first half of 2003, compared to $7.2 billion during the same period of 2002 — an increase of 68.1%.

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

THORNBURG MORTGAGE, INC.

Dated: August 18, 2003	By:	/s/ Garrett Thornburg
Garrett Thornburg Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated: August 18, 2003	By:	/s/ Larry A. Goldstone
Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

Dated: August 18, 2003	By:	/s/ Richard P. Story
Richard P. Story Executive Vice President and Chief Financial Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002