Form 10-Q
period 2003-09-30
THORNBURG MORTGAGE INC
filed 2003-11-13
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	85-0404134 (IRS Employer Identification Number)

150 Washington Avenue Santa Fe, New Mexico (Address of principal executive offices)	87501 (Zip Code)

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

Yes  [X]           No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)	72,032,021 as of November 10, 2003

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	September 30, 2003	December 31, 2002

ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities, net	$10,177,743	$6,640,312
ARM loans:
Securitized ARM loans, net	2,913,391	2,695,331
ARM loans collateralizing debt obligations, net	2,179,779	289,783
ARM loans held for securitization, net	1,228,695	709,787

ARM loans	6,321,865	3,694,901

ARM assets	16,499,608	10,335,213

Cash and cash equivalents	178,944	47,817
Restricted cash	508,460	74,403
Hedging instruments	26,244	—
Accrued interest receivable	64,159	47,435
Prepaid expenses and other	10,030	8,064

	$17,287,445	$10,512,932

LIABILITIES
Reverse repurchase agreements	$12,579,032	$8,425,729
Collateralized debt obligations (“CDOs”)	2,152,809	255,415
Whole loan financing facilities	1,021,214	589,081
Hedging instruments	155,479	142,531
Senior notes	194,520	—
Payable for assets purchased	—	202,844
Accrued interest payable	27,402	17,234
Dividends payable	—	32,536
Accrued expenses and other	36,714	14,520

	16,167,170	9,679,890

COMMITMENTS

SHAREHOLDERS’ EQUITY
Preferred stock: par value $.01 per share;
Series A 9.68% Cumulative Convertible shares, aggregate preference in liquidation $69,000, 0 and 2,760 shares authorized, issued and outstanding, respectively;	—	65,805
Series B Cumulative, 22 shares authorized, none issued and outstanding	—	—
Common stock: par value $.01 per share; 497,218 shares authorized, 70,397 and 52,763 shares issued and outstanding, respectively	704	528
Additional paid-in-capital	1,282,481	878,929
Accumulated other comprehensive loss	(204,448)	(105,254)
Notes receivable from stock sales	(5,910)	(7,437)
Retained earnings	47,448	471

	1,120,275	833,042

	$17,287,445	$10,512,932

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest income from ARM assets and cash equivalents	$151,166	$109,662	$411,259	$285,527
Interest expense on borrowed funds	(91,261)	(67,149)	(244,589)	(174,433)

Net interest income	59,905	42,513	166,670	111,094

Gain on ARM assets, net	1,820	18	5,400	105
Fee income	424	335	1,365	377
Provision for credit losses	(970)	—	(1,976)	—
Hedging expense	(145)	(173)	(542)	(1,109)
Management fee	(3,068)	(2,076)	(8,239)	(5,623)
Performance fee	(7,136)	(5,044)	(20,247)	(11,958)
Long-term incentive awards	(2,299)	(718)	(7,043)	(2,198)
Other operating expenses	(2,763)	(2,245)	(8,354)	(5,848)

NET INCOME	$45,768	$32,610	$127,034	$84,840

Net income	$45,768	$32,610	$127,034	$84,840
Dividends on preferred stock	—	(1,670)	(3,340)	(5,009)

Net income available to common shareholders	$45,768	$30,940	$123,694	$79,831

Basic earnings per share:
Net income	$0.69	$0.68	$2.04	$1.93
Average number of shares outstanding	66,092	45,733	60,572	41,401

Diluted earnings per share:
Net income	$0.68	$0.67	$2.02	$1.92
Average number of shares outstanding	67,532	48,493	62,887	44,161

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$45,768	$32,610	$127,034	$84,840
Other comprehensive income:
Unrealized gains (losses) on securities	(85,938)	54,599	(72,897)	71,320
Unrealized gains (losses) on Hybrid Hedging Instruments	28,606	(71,154)	(26,297)	(95,672)

Other comprehensive income	$(11,564)	$16,055	$27,840	$60,488

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine months ended September 30, 2003 and 2002
(In thousands, except share data)

				Accum. Other	Notes
				Compre-	Receivable	Retained
	Preferred	Common	Additional Paid-	hensive	From Stock	Earnings/
	Stock	Stock	in Capital	Income (Loss)	Sales	(Deficit)	Total

Balance, December 31, 2001	$65,805	$333	$515,516	$(36,566)	$(7,904)	$(4,526)	$532,658
Comprehensive income:
Net income						84,840	84,840
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				71,320			71,320
Hybrid Hedging Instruments:
Fair value adjustment, net of amortization				(95,672)			(95,672)
Issuance of common stock		140	264,325				264,465
Interest and principal payments on notes receivable from stock sales			230		259		489
Dividends declared on preferred stock — $1.815 per share						(5,009)	(5,009)
Dividends declared on common stock — $1.12 per share						(48,772)	(48,772)

Balance, September 30, 2002	$65,805	$473	$780,071	$(60,918)	$(7,645)	$26,533	$804,319

Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471	$833,042
Comprehensive income:
Net income						127,034	127,034
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(72,897)			(72,897)
Hybrid Hedging Instruments:
Fair value adjustment, net of amortization				(26,297)			(26,297)
Issuance of common stock		148	337,570				337,718
Conversion of preferred stock to common stock	(65,805)	28	65,777				—
Interest and principal payments on notes receivable from stock sales			205		1,527		1,732
Dividends declared on preferred stock — $1.21 per share						(3,340)	(3,340)
Dividends declared on common stock — $1.22 per share						(76,717)	(76,717)

Balance, September 30, 2003	$—	$704	$1,282,481	$(204,448)	$(5,910)	$47,448	$1,120,275

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating Activities:
Net Income	$45,768	$32,610	$127,034	$84,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	12,772	4,316	31,343	12,443
Gain on ARM assets, net	(1,820)	(18)	(5,400)	(105)
Provision for credit losses	970	—	1,976	—
Hedging expense	145	173	542	1,109
Change in assets and liabilities:
Accrued interest receivable	(3,938)	(3,720)	(16,724)	(15,242)
Prepaid expenses and other	(2,393)	689	(2,050)	1,547
Accrued interest payable	4,581	2,733	10,168	8,088
Accrued expenses and other	848	4,761	22,194	9,364

Net cash provided by operating activities	56,933	41,544	169,083	102,044

Investing Activities:
ARM securities:
Purchases	(2,639,527)	(1,225,443)	(7,602,663)	(4,901,068)
Proceeds on sales	—	10,164	—	72,981
Principal payments	1,808,092	917,670	3,780,319	1,985,478
Securitized ARM loans:
Issuance costs	—	(989)	(2,108)	(3,023)
Principal payments	392,664	120,604	1,026,483	613,955
ARM loans collateralizing long-term debt:
Principal payments	165,175	30,812	256,557	147,203
ARM loans held for securitization:
Purchases	(1,607,494)	(686,387)	(3,958,210)	(1,904,258)
Proceeds on sales	—	350	—	4,061
Principal payments	20,920	5,632	37,006	13,960
Purchase of interest rate cap agreements	—	—	—	(505)

Net cash used in investing activities	(1,860,170)	(827,587)	(6,462,616)	(3,971,216)

Financing Activities:
Net borrowings from reverse repurchase agreements	493,752	691,685	4,153,303	3,484,733
Net borrowings (repayments) of collateralized notes	1,185,324	(30,540)	1,897,394	(146,273)
Net whole loan financing facilities borrowings	406,711	112,931	432,133	353,475
Net senior unsecured debt proceeds	—	—	194,340	—
Payments made on Eurodollar contracts	(3,620)	(2,473)	(16,175)	(4,661)
Proceeds from common stock issued, net	159,064	56,881	337,718	264,465
Dividends paid	(42,644)	(27,603)	(112,591)	(72,099)
Payments on notes receivable from stock sales	1,171	336	1,732	422
Purchase of interest rate cap agreements	(20,197)	—	(29,137)	—
Net increase in restricted cash	(221,626)	(33,851)	(434,057)	(34,314)

Net cash provided by financing activities	1,957,935	767,366	6,424,660	3,845,748

Net increase (decrease) in cash and cash equivalents	154,698	(18,677)	131,127	(23,424)
Cash and cash equivalents at beginning of period	24,246	21,707	47,817	26,454

Cash and cash equivalents at end of period	$178,944	$3,030	$178,944	$3,030

Supplemental disclosure of cash flow information and non-cash activities is included in Notes 2, 4 and 6.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2002 Annual Report on Form 10-K.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to as the “Company”) and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation and Thornburg Mortgage Acceptance Corporation, its wholly owned mortgage banking subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. All of the Company’s subsidiaries are wholly owned qualified real estate investment trust (“REIT”) subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently adopted accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which provides clarification on the definition of derivative instruments within the scope of SFAS 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Prior to SFAS 149, the Company’s net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers did not meet the definition of derivatives under SFAS 133. In accordance with SFAS 149, effective July 1, 2003, the Company’s net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers is recorded at fair value on the Consolidated Balance Sheet with changes in fair value recorded in Gain on ARM assets on the Consolidated Income Statement.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred for an indefinite period certain provisions of SFAS 150 relating to the classification and measurement of mandatorily redeemable non-controlling interests. The Company believes it does not have any such interests. The implementation of the remaining effective provisions of SFAS 150 did not impact the Company’s financial condition, results of operation or liquidity.

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued in January 2003 and FASB Staff Position (“FSP”) No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued in October 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this FIN apply immediately to variable interest entities created after January 31, 2003, and apply to the first interim or annual period ending after December 15, 2003 for entities acquired before February 1, 2003 (as deferred by FSP No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. As of September 30, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after September 30, 2003 will be evaluated based on FIN No. 46 criteria and consolidated, if required.

Cash and cash equivalents

Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted cash

Restricted cash is primarily cash collateral held by counter-parties in connection with reverse repurchase agreements and hedging instruments. The carrying amount of restricted cash approximates its fair value.

Adjustable-rate mortgage (“ARM”) assets

The Company’s ARM assets are comprised of ARM securities and securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization, (collectively referred to as “ARM Loans”). All of the Company’s ARM assets are either traditional ARM securities and loans, which have interest rates that reprice in a year or less (“Traditional ARMs”), or hybrid ARM securities and loans that have a fixed interest rate for an initial period of three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”).

ARM securities are composed mainly of ARM securities purchased from third parties; also included in this balance are ARM securities relating to loans securitized by the Company prior to April 1, 2001. The Company has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in Accumulated other comprehensive loss as a separate component of shareholders’ equity. Realized gains or losses on the sale of ARM securities are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the cost of the security. Any unrealized loss deemed to be other than temporary is recorded as realized loss.

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, net of unamortized premium or discount and allowance for loan losses.

Securitized ARM loans are loans originated or acquired by the Company and securitized after March 31, 2001 with the Company retaining 100% of the beneficial ownership interests.

ARM loans collateralizing long-term debt are also loans the Company has securitized that provide credit support for AAA certificates issued to third party investors in structured financing arrangements.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by either creating highly liquid securitized assets that can be readily financed in the reverse repurchase agreement market or enabling the Company to enter into floating-rate long-term collateralized debt obligations (“CDOs”) which represent permanent financing that is not subject to margin calls.

Prior to June 30, 2003, the Company’s securitized ARM loans created after April 1, 2001 were accounted for under a securities accounting methodology in which these assets were carried at their fair market value and the unrealized gains and losses were recorded in Accumulated other comprehensive loss, a component of shareholders’ equity. Management determined that pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these securitized ARM loans should be accounted for as loans rather than as securities. Effective June 30, 2003, management changed its accounting for such securities to be in compliance with SFAS 140. The securitized ARM loans are now carried at amortized cost and their fair value change is not reflected in Accumulated other comprehensive loss, but is disclosed in Note 2 to these financial statements. The effect of this change was to reduce ARM assets and to decrease shareholders’ equity by $34 million from the Company’s prior practice as of June 30, 2003 due to the elimination of a net unrealized gain related to securitized ARM loans.

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the interest method.

Credit risk and allowance for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an investment grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”). An investment grade security generally has a security rating of BBB or Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of a third-party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade, the purchase price generally includes a discount for probable credit losses; this reduction, or “basis adjustment”, is recorded as part of the purchase price of that security. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings. The Company limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to “A” quality underwriting standards. The Company further limits its exposure to credit risk by limiting its investment in investment grade securities that are rated A or equivalent, BBB or equivalent, or ARM loans originated to “A” quality underwriting standards (“Other Investments”), including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, to no more than 30% of the portfolio.

The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

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

The net unrealized gain on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value the Company’s ARM loans, adjusted for anticipated fallout for commitments that will likely not be funded.

The fair values of the Company’s CDOs, senior notes, interest rate swap agreements and interest rate cap agreements are based on market values provided by dealers who are familiar with the terms of the debt, senior notes, swap agreements and cap agreements.

The fair value of futures contracts is determined on a daily basis by the closing price on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging instruments

All of the Company’s hedging instruments are derivative financial instruments (interest rate cap agreements, interest rate swap agreements and Eurodollar futures contracts) (collectively, “Hedging Instruments”) and are carried on the balance sheet at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, the Company’s Hedging Instruments are designated as “cash flow hedges,” and the effective amount of change in the fair value of the derivative instrument is recorded in Other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter.

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

The Company also purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap Agreement.

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

All Swap Agreements and Eurodollar Transactions are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings.

All changes in the unrealized gains and losses on Swap Agreements and the Eurodollar Transactions have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income.

The unrealized gain/loss on Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain/loss in Accumulated other comprehensive income (loss) and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed cost of money over the life of the Hedging Instrument.

In the course of managing its liquidity and balance sheet, the Company has terminated and/or replaced certain Swap Agreements. Since the Company’s adoption of FAS 133, realized gains and losses resulting from the termination of Swap Agreements are initially recorded in Accumulated other comprehensive income (loss) as a separate component of equity. The gain or loss from the terminated Swap Agreements remains in Accumulated other comprehensive income (loss) until the forecasted interest payments affect earnings. If it becomes probable that the forecasted interest payments will not occur, then the entire gain or loss would be reclassified to income.

The Company designates its Cap Agreements used to manage interest rate exposure when financing its Hybrid ARM assets as cash flow hedges. All changes in the unrealized gains and losses on these Cap Agreements are recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings, along with the fee paid to fix the interest rate on the applicable forecasted transaction, as interest expense when each of the forecasted financing transactions occurs. The carrying value of these Cap Agreements is included in Hedging instruments on the balance sheet.

Life Cap Hedging Instruments

The Company also purchases Cap Agreements to manage interest rate risk on the financing of a portion of its Traditional ARM assets that have a contractual maximum interest rate (“Life Cap”), which is a component of the fair value of an ARM asset (“Life Cap Hedging Instruments”).

The Company does not currently apply hedge accounting to its Life Cap Hedging Instruments and, as a result, the Company records the change in fair value of these Cap Agreements as hedging expense in current earnings. The carrying value of the Life Cap Hedging Instruments is included in Hedging instruments on the balance sheet.

Accumulated other comprehensive income (loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FAS 133. Accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 includes the following (dollar amounts in thousands):

	September 30,	December 31,
	2003	2002

Net unrealized gain (loss) on ARM securities	$(29,408)	$43,489
Net unrealized loss on Hedging Instruments	(175,040)	(148,743)

Accumulated other comprehensive loss	$(204,448)	$(105,254)

The net unrealized gain on the Company’s ARM Loans of $3.8 million and $18.9 million at September 30, 2003 and December 31, 2002 is not included in Accumulated other comprehensive income because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met.

Net earnings per share

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to increase the earnings per common share.

Following is information about the computation of the earnings per share data for the three- and nine-month periods ended September 30, 2003 and 2002 (amounts in thousands except per share data):

			Earnings
	Income	Shares	Per Share

Three Months Ended September 30, 2003
Net income	$45,768
Less preferred stock dividends	—

Basic EPS, income available to common shareholders	45,768	66,092	$0.69

Effect of dilutive securities:
Convertible preferred stock	—	1,440

Diluted EPS	$45,768	67,532	$0.68

Three Months Ended September 30, 2002
Net income	$32,610
Less preferred stock dividends	(1,670)

Basic EPS, income available to common shareholders	30,940	45,733	$0.68

Effect of dilutive securities:
Convertible preferred stock	1,670	2,760

Diluted EPS	$32,610	48,493	$0.67

			Earnings
	Income	Shares	Per Share

Nine Months Ended September 30, 2003
Net income	$127,034
Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	123,694	60,572	$2.04

Effect of dilutive securities:
Convertible preferred stock	3,340	2,315

Diluted EPS	$127,034	62,887	$2.02

Nine Months Ended September 30, 2002
Net income	$84,840
Less preferred stock dividends	(5,009)

Basic EPS, income available to common shareholders	79,831	41,401	$1.93

Effect of dilutive securities:
Convertible preferred stock	5,009	2,760

Diluted EPS	$84,840	44,161	$1.92

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of September 30, 2003 and December 31, 2002. The ARM securities are carried at their fair value, while the ARM Loans are carried at their amortized cost basis (dollar amounts in thousands):

		ARM Loans

			ARM loans	ARM loans
		Securitized	collateralizing	held for
September 30, 2003:	ARM securities	ARM loans	CDOs	securitization	Total

Principal balance outstanding	$9,998,748	$2,892,307	$2,165,429	$1,221,456	$16,277,940
Net unamortized premium	170,486	21,529	15,165	5,669	212,849
Loan loss reserves	—	(5,767)	(815)	(250)	(6,832)
Basis adjustments	(3,368)	—	—	—	(3,368)
Net unrealized gain on purchase loan commitments	—	—	—	1,820	1,820
Principal payment receivable	40,539	5,322	—	—	45,861

Amortized cost, net	10,206,405	2,913,391	2,179,779	1,228,695	16,528,270
Gross unrealized gains	30,132	25,892	3,189	1,561	60,774
Gross unrealized losses	(58,794)	(11,757)	(11,567)	(3,545)	(85,663)

Fair value	$10,177,743	$2,927,526	$2,171,401	$1,226,711	$16,503,381

Carrying value	$10,177,743	$2,913,391	$2,179,779	$1,228,695	$16,499,608

		ARM Loans

			ARM loans	ARM loans
		Securitized	collateralizing	held for
December 31, 2002:	ARM securities	ARM loans	CDOs	securitization	Total

Principal balance outstanding	$6,498,437	$2,664,310	$287,409	$706,965	$10,157,121
Net unamortized premium	85,774	22,791	5,613	2,922	117,100
Loan loss reserves	—	—	—	(100)	(100)
Basis adjustments	(1,778)	(9,606)	(3,239)	—	(14,623)
Principal payment receivable	26,546	4,487	—	—	31,033

Amortized cost, net	6,608,979	2,681,982	289,783	709,787	10,290,531
Gross unrealized gains	55,542	18,262	2,297	3,505	79,606
Gross unrealized losses	(24,209)	(4,913)	(120)	(160)	(29,402)

Fair value	$6,640,312	$2,695,331	$291,960	$713,132	$10,340,735

Carrying value	$6,640,312	$2,695,331	$289,783	$709,787	$10,335,213

The Company realized a gain on ARM assets of $5.4 million during the nine months ended September 30, 2003. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910.5 thousand gain upon the maturity of a collateralized bond obligation and a gain of $1.8 million on interest rate lock commitments on certain loans in the pipeline at September 30, 2003.

The Company did not sell any ARM assets during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Company sold $72.9 million of ARM securities for a gain of $113.5 thousand. In addition, during 2002, the Company sold $4.1 million of loans and realized a net loss of $8.1 thousand.

During the nine months ended September 30, 2003, the Company securitized $4.0 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $1.6 billion of the securities created for its securitized ARM loan portfolio and placed $2.4 billion of the securities with third party investors, thereby providing a long-term collateralized financing for the Company’s assets. In October 2003, the Company securitized an additional $1.0 billion of its ARM loans and retained all of the resulting securities for its securitized ARM loan portfolio. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations.

During the nine months ended September 30, 2003, the Company recorded loan loss provisions totaling $2.0 million to reserve for estimated credit losses on ARM loans bringing its total loan loss provision to $6.8 million.

As of September 30, 2003 and December 31, 2002, the Company had basis adjustments of $3.4 million and $1.8 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $1.7 million related to ARM securities purchased during the nine months ended September 30, 2003 on which the Company had first loss credit exposure. These securities were purchased as part of $1.3 billion third party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes. The Company also recorded realized losses on ARM securities in the amount of $147.2 thousand and realized recoveries in the amount of $157.0 thousand during the first nine months of 2003.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of September 30, 2003 and December 31, 2002 (dollar amounts in thousands):

September 30, 2003

			Percent of	Percent of
Delinquency Status	Loan Count	Loan Balance	ARM Loans	Total Assets

60 to 89 days	3	$795	0.01%	0.01%
90 days or more	0	—	0.00%	0.00%
In foreclosure	9	3,579	0.06%	0.02%

	12	$4,374	0.07%	0.03%

December 31, 2002

			Percent of	Percent of
Delinquency Status	Loan Count	Loan Balance	ARM Loans	Total Assets

60 to 89 days	2	$270	0.01%	0.00%
90 days or more	1	159	0.00%	0.00%
In foreclosure	5	2,970	0.08%	0.03%

	8	$3,399	0.09%	0.03%

As of September 30, 2003, the Company owned two real estate properties as a result of foreclosing on delinquent loans that are included in ARM loans on the Consolidated Balance Sheet in the aggregate amount of $1.1 million (not included in the table above.) The Company believes that its current level of reserves is adequate to cover any loss, should one occur, from the sale of these properties.

As of September 30, 2003, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities — agency	$602,642
ARM securities — private high quality	834,883
ARM securities — private other	4,507
ARM loans — bulk purchase	63,038
ARM loans — correspondent originations	720,994
ARM loans — direct originations	100,396

$2,326,460

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $3.0 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of September 30, 2003, the Company had delivered ARM assets with a carrying value of $7.2 million as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid Hedging Instruments

As of September 30, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $9.6 billion. In addition, the Company entered into five delayed Swap Agreements, three of which have a total notional balance of $915 million and become effective in October 2003, one with a notional balance of $180 million becoming effective in November 2003 and the last with a notional balance of $270 million becoming effective in February 2004. These Swap Agreements and Eurodollar Transactions fix the interest rate on the financing of Hybrid ARM assets during their fixed rate term (generally three to ten years). As of September 30, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.5 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As of September 30, 2003, ARM assets with a carrying value of $84.1 million, including accrued interest, and cash totaling $43.6 million collateralized the Swap Agreements.

The net fair value of Swap Agreements at September 30, 2003 of $150.8 million included Swap Agreements with gross unrealized gains of $4.7 million and gross unrealized losses of $155.5 million and is included in Hedging instruments on the balance sheet.

As of September 30, 2003, the net unrealized loss on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $167.4 million.

The Company estimates that over the next twelve months, $78.6 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

In April and August 2003, the Company purchased Cap Agreements with notional balances of $576.7 million and $995.3 million, respectively, at a cost of $8.9 million and $20.2 million, respectively, in order to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs. These Cap Agreements had a remaining notional amount of $1.5 billion as of September 30, 2003. The fair value of these Cap Agreements at September 30, 2003 was $21.5 million and is included in Hedging instruments on the balance sheet. The unrealized loss on these Cap Agreements of $7.6 million is included in Accumulated other comprehensive income (loss). Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.61% and average 3.81%. The Cap Agreements had an average maturity of 5.4 years as of September 30, 2003. The initial aggregate notional amount of the Cap Agreements declines over the period of the agreements, which expire between 2006 and 2012.

The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At September 30, 2003, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 1.3 months.

Interest expense for the three months ended September 30, 2003 and 2002 includes net payments on Hybrid Hedging Instruments of $40.9 million and $24.0 million, respectively. Interest expense for the nine months ended September 30, 2003 and 2002 includes net payments on Hybrid Hedging Instruments of $107.6 million and $62.8 million, respectively.

Life Cap Hedging Instruments

The fair value of the Life Cap Hedging Instruments at September 30, 2003 and December 31, 2002 amounted to $10.7 thousand and $84.7 thousand, respectively, and is included in Hedging instruments on the balance sheet. Purchased Cap Agreements had a remaining notional amount of $1.0 billion and $1.8 billion as of September 30, 2003 and December 31, 2002, respectively. The notional amount of the Life Cap Hedging Instruments declines at a rate that is expected to approximate the amortization of the Traditional ARM assets. The Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 6.00% to 12.00% and average 9.91%. The Life Cap Hedging Instruments had an average maturity of 10 months as of September 30, 2003 and expire between 2003 and 2005. During the three- and nine-month periods ended September 30, 2003, the Company recognized expenses of $145.0 thousand and $541.8 thousand, respectively, which is reported as Hedging expense in the Company’s Consolidated Income Statements.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of September 30, 2003, had borrowed funds from 17 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of September 30, 2003, the Company had $12.6 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.22% and a weighted average remaining maturity of 6.4 months. As of December 31, 2002, the Company had $8.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.59% and a weighted average remaining maturity of 4.6 months. As of September 30, 2003, $11.8 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from two months to twenty-five months. The interest rates of these term reverse repurchase agreements are indexed to either the one-month or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $12.9 billion, including accrued interest and cash totaling $464.5 million, collateralized the reverse repurchase agreements at September 30, 2003.

At September 30, 2003, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days	$1,317,366
31 to 89 days	1,569,615
90 to 365 days	8,883,633
Over 365 days	808,418

$12,579,032

CDOs

On April 3, 2003, $1.1 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. On August 28, 2003, $1.4 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-4 and were securitized. Approximately $2.4 billion of the securities created by these securitizations were issued to third-party investors in the form of AAA-rated floating rate pass-through certificates. In connection with the issuance of the CDOs, the Company incurred costs of $7.3 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These transactions were accounted for as financings of the loans and represent permanent financing that is not subject to margin calls. The Company retained the AA and A certificates totaling $63.1 million. The structure of these transactions also include overcollateralization certificates that provide $6.1 million of credit support based on the estimated exposure to credit losses on the loans collateralizing the debt. As of September 30, 2003, the CDOs had a net balance of $2.2 billion and an effective interest cost of 1.55%, which changes each month at a spread to one-month LIBOR. As of September 30, 2003, the CDOs were collateralized by ARM loans with a principal balance of $2.2 billion. The debt matures between 2033 and 2043 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of three to four years.

Whole Loan Financing Facilities

As of September 30, 2003, the Company had entered into three whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The first whole loan financing facility has a committed borrowing capacity of $600 million and an uncommitted capacity of $100 million and matures in November 2004. The second financing facility has a committed borrowing capacity of $300 million and matures in March 2004. The third financing facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $250 million and matures in November 2003. The Company expects this facility to be renewed. As of September 30, 2003, the Company had $1.0 billion borrowed against these whole loan financing facilities at an effective cost of 1.85%. As of December 31, 2002, the Company had $589.1 million borrowed against whole loan financing facilities at an effective cost of 2.11%. The amount borrowed on the whole loan financing agreements at September 30, 2003 was collateralized by ARM loans with a carrying value of $1.0 billion, including accrued interest. These facilities have covenants that are standard for industry practice; the Company is in compliance with all such covenants at September 30, 2003.

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

Senior Notes

On May 15, 2003, the Company entered into an Indenture and a First Supplemental Indenture with Deutsche Bank Trust Company Americas as Trustee, relating to the completion by the Company of an unregistered offering of $200.0 million in senior unsecured notes at par (“Notes”). The Notes bear interest at 8.0%, payable each May 15 and November 15, commencing November 15, 2003, and mature on May 15, 2013. The Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Notes, the Company incurred costs of $5.8 million, which are being amortized to interest expense over the expected life of the Notes. At September 30, 2003, the balance of the Notes outstanding, net of unamortized issuance costs, was $194.5 million.

All outstanding notes were exchanged in the third quarter of 2003 for new registered notes with terms substantially identical to the original notes, pursuant to an exchange offer concluded by the Company.

The Company’s senior note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of September 30, 2003, the Company is in compliance with all financial and non-financial covenants on its senior note obligations.

Other

The total cash paid for interest was $85.7 million and $63.8 million during the quarters ended September 30, 2003 and 2002, respectively, and $232.3 million and $164.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 5. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2003 and December 31, 2002 (dollar amounts in thousands):

	September 30, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
ARM securities	$10,177,743	$10,177,743	$6,640,312	$6,640,312
Securitized ARM loans	2,913,391	2,927,526	2,695,331	2,695,331
ARM loans collateralizing CDOs	2,179,779	2,171,401	289,783	291,960
ARM loans held for securitization	1,228,695	1,226,711	709,787	713,132
Hedging instruments	26,244	26,244	85 (1)	85 (1)
Liabilities:
Reverse repurchase agreements	12,579,032	12,579,032	8,425,729	8,425,729
CDOs	2,152,809	2,156,549	255,415	255,863
Whole loan financing facilities	1,021,214	1,021,214	589,081	589,081
Senior notes	194,520	194,763	—	—
Hedging instruments	155,479	155,479	142,531	142,531

(1)	Life Cap Hedging Instruments were included in Other assets on the balance sheet as of December 31, 2002.

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

During the three- and nine-months ended September 30, 2003, the Company issued 974,655 and 3,302,268 shares, respectively, of common stock in “at-market” transactions under controlled equity offering programs under the August 2002 shelf registration statement and received net proceeds of $24.4 million and $74.7 million, respectively.

During the three- and nine-month periods ended September 30, 2003, the Company issued 1,209,463 and 4,098,547 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $30.2 million and $92.6 million, respectively.

On August 5, 2003, the Company completed a public offering of 4,000,000 shares of common stock and received net proceeds of $104.6 million under the August 2002 shelf registration statement on Form S-3. As of September 30, 2003, $25.1 million and $86.6 million of the Company’s registered securities remained available for future issuance and sale under its currently effective July 2001 and August 2002 shelf registration statements, respectively

On August 18, 2003, the Company redeemed all 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock, or Series A Preferred Stock, by converting each share of Series A Preferred Stock to one share of common stock.

On October 20, 2003, the Company declared the third quarter 2003 dividend of $0.63 per share of common stock, which is payable on November 17, 2003 to common shareholders of record as of November 5, 2003.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common and preferred shareholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Long-Term Incentive Awards

The Compensation Committee of the Company’s Board of Directors is authorized to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”) pursuant to the Company’s 2002 Long-Term Incentive Plan.

As of September 30, 2003, there were 1,441,272 DERs outstanding, all of which were vested, and 591,314 PSRs outstanding, of which 423,342 were vested. The Company recorded an expense associated with DERs and PSRs of $2.3 million and $718.3 thousand for the quarters ended September 30, 2003 and 2002, respectively. During the nine-month periods ended September 30, 2003 and 2002, the Company recorded an expense associated with DERs and PSRs in the amount of $7.0 million and $2.2 million, respectively. Of the expense recorded in the third quarter of 2003, $1.2 million was the amount of dividend equivalents paid on DERs and PSRs, $438.0 thousand was the amortization of unvested PSRs, and $614.1 thousand was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded during the third quarter of 2002, $798.6 thousand was the amount of dividend equivalents paid on DERs and PSRs, $435.8 thousand was the impact of the decrease in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment, and $355.5 thousand was the amortization of unvested PSRs.

As of September 30, 2003, there was $5.9 million of notes receivable outstanding from stock sales. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”). As a result of the Act, the notes made to directors and executive officers of the Company may not be modified and these individuals are not eligible to participate in any such program in the future. In April 2002, the Board approved a limited stock repurchase program for the repurchase of shares of common stock at current market value that were acquired pursuant to the exercise of stock options under the Company’s previous stock option plan. Any request for repurchase must be approved by the Compensation Committee, which is composed of Independent Directors of the Board of Directors. The Company will first apply the proceeds from any such repurchases to the repayment of any outstanding stock option notes receivable due from the holders. As of September 30, 2003, no shares have been repurchased under this program.

Note 8. Transactions with Affiliates

The Company has no employees and is managed externally by Thornburg Mortgage Advisory Corporation (“the Manager”) under the terms of a Management Agreement (the “Agreement”). During the quarters ended September 30, 2003 and 2002, the Company reimbursed the Manager and affiliates of the Manager $1.0 million and $696.1 thousand for expenses, respectively, in accordance with the terms of the Agreement. During the nine-month periods ended September 30, 2003 and 2002, the Company reimbursed the Manager and affiliates of the Manager $3.2 million and $2.2 million for expenses, respectively. As of September 30, 2003 and 2002, $2.0 million and $675.0 thousand, respectively, was payable by the Company to the Manager for reimbursable expenses.

For the quarters ended September 30, 2003 and 2002, the Company incurred costs of $3.1 million and $2.1 million, respectively, in base management fees in accordance with the terms of the Agreement. For the nine-month periods ended September 30, 2003 and 2002, the Company incurred base management fees of $8.2 million and $5.6 million, respectively. As of September 30, 2003 and 2002, $1.1 million and $665.2 thousand, respectively, was payable by the Company to the Manager for the base management fee.

For the three- and nine-month periods ended September 30, 2003, the Manager earned performance-based compensation in the amount of $7.1 million and $20.2 million, respectively, in accordance with the terms of the Agreement. For the three- and nine-month periods ended September 30, 2002, the Manager earned performance-based compensation in the amount of $5.0 million and $12.0 million, respectively. As of September 30, 2003 and 2002, $7.1 million and $5.0 million, respectively, was payable by the Company to the Manager for performance-based compensation.

During the nine-month period ended September 30, 2003, TMHL paid $25.0 thousand to Thornburg Securities Corporation, a registered broker-dealer, pursuant to the terms of a Joint Marketing Agreement.

As of September 30, 2003, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and to employees of the Manager and other affiliates, amounted to $29.3 million, had a weighted average interest rate of 2.60%, and maturities ranging between 2016 and 2033.

Note 9. Recent Developments

On October 28, 2003, the Company completed a securitization of approximately $1.0 billion of mortgage loans from our ARM loan portfolio and 99.7% of the resulting securities were rated Investment Grade. We continue to retain all classes of the securitization in our securitized ARM loan portfolio.

In October 2003, the Company entered into an additional whole loan financing facility with a committed borrowing capacity of $150 million. This facility matures in September 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see the “Risk Factors” section on pages 14 through 17 of our 2002 Annual Report on Form 10K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors consists of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are composed exclusively of independent directors.

•	Our long-term incentive plan does not provide for the granting of stock options. All long-term incentive awards are fully expensed in our consolidated income statements and are fully disclosed in our financial reports.

•	We have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place.

•	We have adopted both a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures, that apply to all of our employees, officers and directors, and that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy that prohibits any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

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

•	Fair Value. We record our adjustable and variable rate mortgage (“ARM”) securities, interest rate cap agreements (“Cap Agreements”), interest rate swap agreements (“Swap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) at fair value. The fair values of our ARM securities and “Hedging Instruments” (collectively, Cap Agreements, Swap Agreements and Eurodollar Transactions) are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an ARM security, Hedging Instrument or other financial instrument is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Loan Loss Reserves on ARM Loans. The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio.

•	Basis Adjustments on ARM securities. Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in pools of high-quality, first lien residential mortgage loans. As a result of these characteristics, we generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security which is considered other than temporary. Any such determination is based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection.

•	Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARMs.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets comprised of traditional ARM securities and loans and hybrid ARM securities and loans, thereby providing capital to the single-family residential housing market. Traditional ARM securities and loans have interest rates that reprice in a year or less (“Traditional

ARMs”) and hybrid ARM securities and loans have a fixed interest rate for an initial period of three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”). ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other credit enhancements against losses from loan defaults. “ARM Loans” consist of securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital and borrowings such as reverse repurchase agreements, whole loan financing facilities, floating-rate long-term collateralized debt obligations (“CDO”) and other collateralized or unsecured financings that we may establish with approved institutional lenders. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio” of at least 8%. For purposes of applying this ratio, our Adjusted Equity-to-Assets ratio excludes Other comprehensive income (loss) and assets financed with non-recourse debt and the related equity and includes senior notes as an addition to equity. (See “Financing Strategies” below for a calculation of our Adjusted Equity-to-Assets Ratio.) Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio over the last six years. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, substantially all of our earnings are paid in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

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

Portfolio Strategies

Our business strategy is to acquire and originate ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowing. We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 120 approved correspondents, and we originate loans direct to consumers through TMHL. Currently, TMHL is authorized to lend in 46 states and the District of Columbia. Our authorization to lend in these jurisdictions depends on our compliance with the applicable licensing and other regulatory requirements of each jurisdiction, and it is our intention to operate in compliance with those requirements. In addition, we are subject to examination by each jurisdiction, and if it is determined that we are not in compliance with the applicable requirements, we may be fined and our license to lend may be suspended or revoked. Additionally, we acquire ARM assets by purchasing ARM securities or large packages of ARM loans that other mortgage lending institutions have originated and serviced. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

Our ARM assets also include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable rate for the balance of their term. In April 2003, our Board of Directors increased the limitation on our ownership of Hybrid ARM assets with fixed rate periods of greater than five years from 10% to 20% of our total assets. We also have a policy to maintain a net duration of 1 year or less on our Hybrid ARM assets (including commitments to purchase Hybrid ARM assets), related borrowings and Hybrid Hedging Instruments. We use Swap Agreements, Cap Agreements and Eurodollar Transactions (collectively, “Hybrid Hedging Instruments”) as hedges to fix the maximum interest rates on our short-term borrowing costs and to manage our interest rate risk exposure on our CDOs.

Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments. High Quality means:

(1)	Agency Securities; or

(2)	securities and securitized loans which are rated within one of the two highest rating categories by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”); or

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

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the effective yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when mortgage interest rates fall below the interest rates on ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected. Our portfolio of ARM assets is held at a book price, excluding unrealized gains and losses, of 101.24% of par at September 30, 2003, compared to 101.01% at December 31, 2002. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio above par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which is why we provide this non-GAAP measurement. The corresponding GAAP measurement of book price, including unrealized gains and losses, was 101.07% at September 30, 2003, compared to 101.45% at December 31, 2002.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate High Quality mortgage loans through TMHL from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from correspondent lenders who are approved by the Company and who originate the individual loans using our underwriting criteria and guidelines, or criteria and guidelines that we have approved. We also underwrite each correspondent loan prior to purchase. Direct retail loan originations are loans that we originate through retail channels. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. Prior to purchasing a bulk pool, we review the underwriting on a selected sample of the loans in the pool. The loans we acquire or originate are financed through warehouse borrowing arrangements and securitized for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest-only up to ten years, and fully amortizing thereafter. Interest-only loans acquired or originated during the first nine months of 2003 represented 89.1% of total loan production during that period. We believe interest-only loans do not pose additional credit risk due to original effective loan-to-value ratios averaging 66.9% and the credit strength of our borrowers.

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

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for long-term debt financings. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we retain the securitized ARM loans, including the subordinate certificates, and either finance them in the repurchase agreement market or through the issuance of collateralized long-term debt in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available hybrid or adjustable-rate product that we offer at the offered retail interest rate plus 1/8%. During the quarter ended September 30, 2003, we modified 635 loans with balances totaling $343.7 million. At September 30, 2003, the pipeline of loans to be modified totaled $22.6 million which represents a significant decline from recent levels of modification activity due to the recent increase in interest rates.

Financing Strategies

We finance our ARM assets using equity capital and borrowings, such as reverse repurchase agreements, lines of credit, and other collateralized or unsecured financings that we may establish with approved institutional lenders. We have established lines of credit and collateralized financing agreements with twenty-four different financial institutions. Our Board policy requires that we maintain an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement that we use to limit the amount of assets we carry relative to the amount of equity on our balance sheet, of a minimum of 8%. This ratio may vary from time to time depending upon market conditions and other factors that our management deems relevant, but cannot fall below 8%. Adjusted equity to assets represents the long-term capital supporting our recourse or marginable debt. The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

	September 30, 2003	December 31, 2002

Assets	$17,287,445	$10,512,932
Adjustments:
Net unrealized (gain) loss on ARM securities	28,662	(44,682)
Net unrealized loss on hedging instruments	2,903	—
ARM loans collateralizing long-term debt	(2,179,779)	(289,783)
Cap agreements (1)	(29,137)	—

Adjusted assets	$15,110,094	$10,178,467

Shareholders’ equity	$1,120,275	$833,042
Adjustments:
Accumulated other comprehensive loss	204,448	105,254
Equity supporting CDOs:
CDOs	2,152,809	255,415
ARM loans collateralizing long-term debt	(2,179,779)	(289,783)
Cap agreements (1)	(29,137)	—

	(56,107)	(34,368)
Senior notes	194,520	—

Adjusted shareholders’ equity	$1,463,136	$903,928

Adjusted equity-to-assets ratio	9.68%	8.88%

GAAP equity-to-assets ratio	6.48%	7.92%

(1)  These Cap Agreements were purchased in order to manage interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs.

We borrow primarily at short-term interest rates and in the form of reverse repurchase agreements using our ARM securities and securitized ARM loans as collateral. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed rate reverse repurchase agreements. Variable rate term reverse repurchase agreements are financings with original maturities ranging from two to 25 months. The interest rates on these variable rate term reverse repurchase agreements are indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have also financed the purchase of ARM assets by issuing floating-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market and these transactions represent permanent financing of these loans and are not subject to margin calls.

We also enter into financing facilities for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings whose maturities approximately match the interest rate adjustment periods on our ARM assets. Accordingly, some of our borrowings have variable interest rates or short term fixed maturities (one year or less) because, as of September 30, 2003, 19.7% of our ARM assets were Traditional ARMs, which had interest rates that adjust within one year. However, the majority of our portfolio is comprised of Hybrid ARM assets, which have fixed interest rate periods of 3 to 10 years and, as of September 30, 2003, averaged a 4.5-year fixed rate period. We utilize Hybrid Hedging Instruments to, in effect, fix the interest rate on our borrowings such that the net duration of our Hybrid ARM assets, related borrowings and Hybrid Hedging Instruments is no more than one year. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR based liabilities. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings, above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments. As of September 30, 2003, our Hybrid Hedging Instruments had a remaining average term to maturity of 3.8 years and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 1.3 months.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have also entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of September 30, 2003, we will receive cash payments if the applicable index, generally the three-month or six-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We are not currently purchasing Life Cap Hedging Instruments because the current interest rate environment is significantly lower than the contractual life caps on our ARM assets.

In addition, some Traditional ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of September 30, 2003, $1.3 billion of our Traditional ARM assets have periodic caps, representing 8.2% of total ARM assets.

We may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes, although we have not, to date, entered into these types of transactions. We may also use, from time to time, futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments to mitigate risk from changing interest rates.

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

Financial Condition

At September 30, 2003, we held total assets of $17.3 billion, $16.5 billion of which consisted of ARM assets, as compared to $10.5 billion of total assets and $10.3 billion of ARM assets at December 31, 2002. Since commencing operations, we have primarily purchased either ARM securities or ARM loans. At September 30, 2003, 61.7% of our ARM assets were ARM securities, 17.7% were securitized ARM loans, 13.2% were ARM loans collateralizing long-term debt and 7.4% were ARM loans held for securitization. At September 30, 2003, 91.6% of our assets, including cash and cash equivalents, restricted cash and accrued interest receivable on High Quality assets, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following table presents a schedule of ARM assets owned at September 30, 2003 and December 31, 2002 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. The securitized ARM loans are stratified in the table below based on the credit rating determined by the Rating Agency on the related securities:

ARM Assets by Issuer and Credit Rating
(Dollar amounts in thousands)

	September 30, 2003			December 31, 2002

	Carrying		Portfolio	Carrying		Portfolio
	Value		Mix	Value		Mix

High Quality:
Agency Securities	$1,958,499		11.9%	$2,682,555		26.0%
Privately Issued:
AAA/Aaa Rating	12,719,844	(1)	77.1	6,409,860	(2)	62.0
AA/Aa Rating	411,683		2.5	394,096		3.8

Total Privately Issued	13,131,527		79.6	6,803,956		65.8

Total High Quality	15,090,026		91.5	9,486,511		91.8

Other Investment:
Privately Issued:
A Rating	104,861		0.6	63,198		0.6
BBB/Baa Rating	39,525		0.2	31,657		0.3
BB/Ba Rating and below	43,083	(1)	0.3	44,060	(2)	0.4
ARM loans pending securitization	1,228,945		7.4	709,887		6.9

Total Other Investment	1,416,414		8.5	848,802		8.2

Loan Loss Reserves	(6,832)		(0.0)	(100)		(0.0)

Total ARM Portfolio	$16,499,608		100.0%	$10,335,213		100.0%

(1)	As of September 30, 2003, the AAA Rating category includes $2.2 billion of ARM loans collateralizing long-term debt that have been credit enhanced to AAA through overcollateralization in the amount of $6.1 million and unrated subordinate interest-only certificates retained in the amount of $15.2 million. The subordinated interest-only certificates are included in the BB/Ba Rating and below category.

(2)	As of December 31, 2002, the AAA Rating category includes $261.3 million of ARM loans collateralizing long-term debt that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million as of December 31, 2002. The subordinated certificate is included in the BB/Ba Rating and below category.

As of September 30, 2003, 12 of the 14,557 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $4.4 million. The average original effective loan-to-value ratio on the delinquent loans was approximately 71%. We believe that our current level of allowance for loan losses is more than adequate to cover estimated losses from these loans.

At September 30, 2003, the ARM loan portfolio included two real estate-owned properties totaling approximately $1.1 million that we acquired as a result of foreclosure procedures.

The following table classifies our portfolio of ARM assets by type of interest rate index:

ARM Assets by Index
(Dollar amounts in thousands)

	September 30, 2003		December 31, 2002

	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix

Traditional ARM assets:
Index:
One-month LIBOR	$658,050	4.0%	$576,837	5.6%
Six-month LIBOR	1,491,057	9.0	834,709	8.1
One-year Constant Maturity Treasury	867,129	5.3	1,095,945	10.6
Other	231,844	1.4	359,605	3.4

	3,248,080	19.7	2,867,096	27.7

Hybrid ARM assets:
Remaining fixed period:
Within 1-5 years	10,461,826	63.4	6,859,456	66.4
Over 5 years	2,796,534	16.9	608,761	5.9

	13,258,360	80.3	7,468,217	72.3

Loan Loss Reserves	(6,832)	(0.0)	(100)	(0.0)

	$16,499,608	100.0%	$10,335,213	100.0%

The ARM portfolio had a current weighted average coupon of 4.43% at September 30, 2003. This consisted of an average coupon of 4.57% on the Hybrid ARM portion of the portfolio and an average coupon of 3.67% on the Traditional ARM portion of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been approximately 4.20%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the Traditional ARM portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been approximately 3.12%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate that is currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

As of December 31, 2002, the ARM portfolio had a current weighted average coupon of 4.99%. This consisted of an average coupon of 5.23% on the Hybrid ARM portion of the portfolio and an average coupon of 4.27% on the Traditional ARM portion of the portfolio. If the Traditional ARM portion of the portfolio had been “fully indexed,” the weighted average coupon of the ARM portfolio would have been approximately 4.82%, based upon the composition of the portfolio and the applicable indices at that time.

At September 30, 2003, the current yield of the ARM assets portfolio was 3.96%, compared to 4.63% as of December 31, 2002. The decrease in the yield of 67 basis points is due primarily to the decreased weighted average interest rate coupon, which decreased by 56 basis points, due to the reinvestment of principal prepayments and new assets purchased with the equity offering proceeds in a declining interest rate environment. The higher level of net premium amortization had the effect of decreasing the yield by 2 basis points, increased loan loss reserves decreased the yield by 1 basis point and the relative level of non-interest earning principal payments receivables also decreased the portfolio yield by 8 basis points.

The ARM assets portfolio had an average term to the next repricing date of 3.8 years as of September 30, 2003, compared to 2.8 years as of December 31, 2002. The Traditional ARM assets portion of the portfolio had an average term to the next repricing date of 83 days and the Hybrid ARM assets portion had an average term to the next repricing date of 4.5 years at September 30, 2003. As of September 30, 2003, Hybrid ARM assets comprised 80.3% of the total ARM assets portfolio, compared to 72.3% as of the end of 2002.

The following table presents various characteristics of our ARM loan portfolio as of September 30, 2003. This information pertains to loans held for securitization, loans held as collateral for notes payable and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this table is $6.3 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low

Original loan balance	$443,165	$6,400,000	$31,000
Unpaid principal balance	$435,146	$6,400,000	$1,013
Coupon rate on loans	4.48%	9.13%	1.67%
Pass-through rate	4.29%	8.73%	1.65%
Pass-through margin	1.88%	3.48%	0.23%
Lifetime cap	10.62%	18.00%	7.25%
Original term (months)	359	480	120
Remaining term (months)	344	478	33

Geographic distribution (top 5 states):		Property type:
California	25.2%	Single-family	85.7%
Georgia	12.2	Condominium	9.3
Colorado	7.5	Other residential	5.0
New York	7.1
Florida	6.1	ARM Loan type:
		Traditional ARM loans	29.9%
Occupancy status:		Hybrid ARM loans	70.1
Owner occupied	84.9%
Second home	12.0	ARM Interest Rate Caps:
Investor	3.1	Initial Cap on Hybrid loans:
		3.00% or less	3.4%
Documentation type:		3.01%-4.00%	12.6
Full/Alternative	91.2%	4.01%-5.00%	43.2
Other	8.8	5.01%-6.00%	10.9

		Periodic Cap on Traditional ARM loans:
Loan purpose:		None	14.4%
Purchase	32.7%	1.00% or less	13.4
Cash out refinance	31.0	Over 1.00%	2.1
Rate & term refinance	36.3

Original effective		Percent of loan balances that are interest-only:	82.7%
loan-to-value:
80.01%-and over (2)	3.1%	FICO scores:
70.01%-80.00%	40.9	801 and over	2.5%
60.01%-70.00%	24.6	751 to 800	41.9
50.01%-60.00%	13.0	701 to 750	34.0
50.00% or less	18.4	651 to 700	18.3
		650 or less	3.3

Weighted average effective original loan-to-value:	67.0%	Weighted average FICO score	738 (1)

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(2)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of September 30, 2003 and December 31, 2002, we serviced $3.8 billion and $2.0 billion of our loans, respectively, and had 8,358 and 4,778 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of securitized ARM loans, loans collateralizing long-term debt or ARM loans held for securitization.

During the quarter ended September 30, 2003, we purchased $2.6 billion of ARM securities, 99.7% of which were High Quality assets, and $1.6 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during the three months ended September 30, 2003, 94.9% were Hybrid ARM assets and 5.1% were Traditional ARM assets indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and nine-month periods ended September 30, 2003 and 2002 (dollar amounts in thousands):

	For the three months ended:		For the nine months ended:

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

ARM securities:
Agency Securities	$—	$183,604	$348,211	$2,634,578
High Quality, privately issued	2,631,050	1,296,422	7,026,579	2,504,982
Other privately issued	8,477	—	26,063	—

	2,639,527	1,480,026	7,400,853	5,139,560

ARM loans:
Bulk acquisitions	608,150	79,744	1,281,669	448,194
Correspondent originations	778,299	528,818	2,246,728	1,223,326
Direct retail originations	221,045	78,814	431,921	235,761

	1,607,494	687,376	3,960,318	1,907,281

Total acquisitions	$4,247,021	$2,167,402	$11,361,171	$7,046,841

Since 1997, we have emphasized purchasing ARM assets, high quality, floating rate collateralized mortgages and short term, fixed rate securities at substantially lower prices relative to par in order to reduce the potential impact of rapid prepayments. In doing so, the average premium/(discount) that we paid for ARM assets acquired in the first nine months of 2003 and for the year 2002 was 1.14% and 0.78% of par, respectively, as compared to 3.29% of par in 1997 when we emphasized the purchase of seasoned ARM assets. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.24% of par as of September 30, 2003, down from 102.77% of par as of the end of 1997. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio above par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which is why we provide this non-GAAP measurement. The corresponding GAAP measurement of book price, including unrealized gains and losses, was 101.07% at September 30, 2003, compared to 102.49% at December 31, 1997.

During the three- and nine-month periods ended September 30, 2003, we securitized $1.4 billion and $4.0 billion, respectively, of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market or by enabling us to enter into floating-rate CDOs that represent permanent financing and are not subject to margin calls. The securitizations of the Company’s loans are not accounted for as sales and we retain all of the economic interest and risk of the loans. Of the loans that we securitized during the first nine months of 2003, 99.9% of our resulting investment was rated at least Investment Grade and 0.1% of our investment was rated below Investment Grade and provided credit support to the Investment Grade securities.

As of September 30, 2003, we had commitments to purchase $1.4 billion of ARM securities, $63.0 million of ARM loans through wholesale channels and $821.4 million of ARM loans through origination channels.

During the quarter ended September 30, 2003, there were no sales of ARM assets. We sold $10.1 million of ARM securities for a gain of $18.5 thousand during the quarter ended September 30, 2002.

For the quarter ended September 30, 2003, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 39%, compared to 30% for the quarter ended September 30, 2002 and 31% for the quarter ended June 30, 2003. When prepayments increase, we have to amortize the premium at which we own our ARM assets over a shorter time period, which reduces the yield to maturity on our ARM assets. Conversely, if actual prepayments decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of the net premium, as appropriate.

The amount of the adjustment to the fair value on the purchased ARM securities classified as available-for-sale declined from a positive adjustment of $44.7 million as of December 31, 2002, to a negative adjustment of $28.7 million as of September 30, 2003. All of our ARM securities are classified as available-for-sale and are carried at their fair value.

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. As of September 30, 2003, our Traditional ARM assets had an average lifetime interest rate cap of 11.14%, far exceeding the current level of interest rates. At September 30, 2003, these Cap Agreements had a remaining notional balance of $1.0 billion with an average final maturity of ten months, compared to a remaining notional balance of $1.8 billion with an average final maturity of one year at December 31, 2002. At September 30, 2003, the fair value of these Cap Agreements was $10.7 thousand compared to a fair value of $84.7 thousand as of December 31, 2002. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 6.00% to 12.00% and average approximately 9.91%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements for Traditional ARM assets at this time, but will reevaluate this policy on an ongoing basis. We do not currently apply hedge accounting to our Cap Agreements which are used to manage the interest rate risk on our assets with contractual Life Caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings.

We enter into Hybrid Hedging Instruments in order to manage our interest rate exposure when financing our Hybrid ARM assets. We generally borrow money based on short-term interest rates. Our Hybrid ARM assets generally have an initial fixed interest rate period of three to ten years. As a result, our existing and forecasted borrowings reprice to a new interest rate on a more frequent basis than our Hybrid ARM assets. Both Swap Agreements and Eurodollar Transactions have the effect of converting our variable rate debt into fixed rate debt over the life of the Swap Agreements and Eurodollar Transactions. We use Swap Agreements and Eurodollar Transactions as a cost effective way to lengthen the average repricing period of our variable rate and short-term borrowings such that the duration of our borrowings more closely matches the duration of our ARM assets. We use Cap Agreements to protect the net margin on our Hybrid ARM assets in higher interest rate environments by establishing a maximum fixed interest rate on a portion of our borrowings funding Hybrid ARM assets. We generally enter into Swap Agreements, Eurodollar Transactions and Cap Agreements that have notional balances that decline over time in approximate relation to the expected paydown of our Hybrid ARM assets. The relative balances and duration of our Hybrid ARM assets and our Hybrid Hedging Instruments are monitored on a continual basis in order to manage the net duration within our policy limits.

As of September 30, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $9.6 billion. In addition, we entered into five delayed Swap Agreements, three of which have a total notional balance of $915 million and become effective in October 2003, one with a notional balance of $180 million becoming effective in November 2003 and the last with a notional balance of $270 million becoming effective in February 2003. These Swap Agreements and Eurodollar Transactions fix the interest rate on the financing of our Hybrid ARM assets during their fixed rate term (generally three to ten years). As of September 30, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.5 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.05% and 3.74% at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, ARM assets with a carrying value of $84.1 million, including accrued interest, and cash totaling $43.6 million collateralized the Swap Agreements. The net fair value of Swap Agreements at September 30, 2003 of $150.8 million included Swap Agreements with gross unrealized gains of $4.7 million and gross unrealized losses of $155.5 million and is included in Hedging instruments on the balance sheet. As of September 30, 2003, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $167.4 million. We estimate that over the next twelve months, $78.6 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

In April and August 2003, we purchased Cap Agreements with notional balances of $576.7 million and $995.3 million, respectively, at a cost of $8.9 million and $20.2 million, respectively, in order to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs. These Cap Agreements had a remaining notional amount of $1.5 billion as of September 20, 2003. The fair value of these Cap Agreements at September 30, 2003 was $21.5 million and is included in Hedging instruments on the balance sheet. The unrealized loss on these Cap Agreements of $7.6 million is included in Accumulated other comprehensive income (loss). Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.61% and average 3.81%. The Cap Agreements had an average maturity of 5.4 years as of September 30, 2003. The initial aggregate notional amount of the Cap Agreements declines over the period of the agreements, which expire between 2006 and 2012.

As a result of entering into these Hybrid Hedging Instruments, we have reduced the interest rate variability of our cost to finance Hybrid ARM assets. The average remaining fixed rate term of our Hybrid ARM assets as of September 30, 2003 was 4.5 years. We hedge the funding of our Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At September 30, 2003, the financing and hedging of our Hybrid ARM assets resulted in a net duration of approximately 1.3 months.

In accordance with Financial Accounting Standards No. 133 (“FAS 133”), we designate all of these Swap Agreements as cash flow hedges. The Swap Agreements and the short-term borrowings they hedge have nearly identical terms and characteristics with respect to the applicable index and interest rate repricing dates, and we have calculated the effectiveness of this cash flow hedge to be approximately 100%. As a result, we have recorded all changes in the unrealized gains and losses on Swap Agreements in Accumulated other comprehensive income (loss) and we have reclassified all such changes to earnings as interest expense is recognized on our hedged borrowings.

Also, in accordance with FAS 133, we designate all of the Eurodollar Transactions as cash flow hedges. The Eurodollar Transactions hedge the change in the three-month LIBOR interest rate index and we have also entered into short-term borrowings indexed to three-month LIBOR with re-pricing dates that correspond to the valuation dates of the Eurodollar Transactions. As a result, there has not been any measurable ineffectiveness from this activity and, therefore, the gains and losses from this activity have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings as interest expense is recognized on our hedged short-term borrowings.

We designate the Cap Agreements used as Hybrid Hedging Instruments as cash flow hedges. We assess hedging effectiveness in accordance with the provisions of FAS 133 Implementation Issue No. G20 and have calculated such effectiveness at approximately 100%. All changes in the unrealized gains and losses on these Cap Agreements have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs.

Results of Operations For the Three Months Ended September 30, 2003

For the quarter ended September 30, 2003, our net income was $45.8 million, or $0.69 basic earnings per share and $0.68 diluted earnings per share, based on weighted average basic and diluted shares outstanding of 66,092,000 and 67,532,000, respectively. That compares to $32.6 million, or $0.68 and $0.67 per share, basic and diluted EPS, respectively, for the quarter ended September 30, 2002, based on weighted average basic and diluted shares outstanding of 45,733,000 and 48,493,000, respectively, a 1.5% increase in our earnings per share.

The table below highlights the historical trend, the components of return on average common equity (annualized) and the 10-year U.S. Treasury average yield during each respective quarter that is applicable to the computation of the performance fee of the Manager:

Components of Return on Average Common Equity (1)

									ROE in
								10-Year	Excess of
	Net	G & A			Other		Net	US	10-Year
For the	Interest	Expense	Mgmt	Incentive	Expense	Preferred	Income/	Treasury	US Treas.
Quarter	Income/	(2)/	Fee/	Fee/	(3)/	Dividend/	Equity	Average	Average
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)	Yield	Yield

Sep 30, 2001	21.36%	1.72%	1.35%	1.76%	0.79%	1.80%	13.94%	4.99%	8.95%
Dec 31, 2001	25.25%	2.26%	1.25%	2.70%	0.27%	1.46%	17.31%	4.76%	12.55%
Mar 31, 2002	23.16%	1.60%	1.20%	2.34%	0.24%	1.22%	16.56%	5.08%	11.49%
Jun 30, 2002	22.53%	1.74%	1.16%	2.27%	0.33%	1.02%	16.01%	5.11%	10.90%
Sep 30, 2002	23.15%	1.43%	1.13%	2.75%	0.08%	0.91%	16.85%	4.27%	12.58%
Dec 31, 2002	23.05%	2.15%	1.09%	2.74%	(0.24)%	0.82%	16.49%	4.00%	12.48%
Mar 31, 2003	22.58%	1.78%	1.08%	2.68%	0.09%	0.72%	16.23%	3.92%	12.31%
Jun 30, 2003	21.27%	2.05%	1.04%	2.69%	(0.91)%	0.65%	15.75%	3.62%	12.13%
Sep 30, 2003	20.10%	1.56%	1.03%	2.39%	(0.24)%	0.00%	15.35%	4.23%	11.12%

(1)  Average common equity excludes Accumulated other comprehensive income (loss) and results in an ROE that is a non-GAAP measurement which we believe provides a more consistent measurement of performance for comparing results from period to period by excluding the volatility caused by changes in the unrealized gain (loss) on available-for-sale ARM securities and hedging instruments. See the following table for reconciliation to the GAAP basis measurement.

(2)  General and administrative (“G & A”) expense excludes performance fees and is net of loan servicing fees.

(3)  Other expense includes gain on ARM assets, fee income, hedging expense and provision for credit losses.

Components of Return on GAAP Average Common Equity (1)

								Average
	Net	G & A			Other		Net	Accum.
For the	Interest	Expense	Mgmt	Incentive	Expense	Preferred	Income/	OCL (in
Quarter	Income/	(2)/	Fee/	Fee/	(3)/	Dividend/	Equity	Millions)
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)	(4)

Sep 30, 2001	25.90%	2.09%	1.63%	2.13%	0.97%	2.18%	16.90%	$65.0
Dec 31, 2001	28.07%	2.52%	1.39%	3.00%	0.30%	1.62%	19.25%	46.1
Mar 31, 2002	25.17%	1.74%	1.31%	2.54%	0.25%	1.33%	18.01%	43.8
Jun 30, 2002	23.80%	1.84%	1.23%	2.40%	0.35%	1.08%	16.92%	35.2
Sep 30, 2002	24.62%	1.52%	1.20%	2.92%	0.09%	0.97%	17.92%	43.8
Dec 31, 2002	24.90%	2.32%	1.17%	2.96%	(0.26)%	0.89%	17.82%	60.5
Mar 31, 2003	25.56%	2.02%	1.22%	3.04%	0.09%	0.82%	18.38%	107.8
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%	114.6
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.26)%	0.00%	16.79%	101.7

(1)	Average common equity on a GAAP basis includes unrealized gain (loss) on available-for-sale ARM securities.

(2)	General and administrative (“G & A”) expense excludes performance fees and is net of loan servicing fees.

(3)	Other expense includes gain on ARM assets, fee income, hedging expense and provision for credit losses.

(4)	Average accumulated other comprehensive loss (“OCL”) is included in GAAP equity in this table and excluded from the computations in the non-GAAP table presented above this table and is included here to reconcile the two tables.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	For the quarters ended September 30,

	2003	2002

Coupon interest income on ARM assets	$160,166	$113,803
Amortization of net premium	(10,024)	(4,727)
Cash, cash equivalents and restricted cash	1,024	586

Interest income	151,166	109,662

Reverse repurchase agreements	36,137	38,381
CDOs	5,398	1,967
Whole loan financing facilities	4,688	2,848
Senior notes	4,180	—
Interest rate swap agreements and Eurodollar transactions	40,858	23,953

Interest expense	91,261	67,149

Net interest income	$59,905	$42,513

As presented in the table above, our net interest income increased by $17.4 million in the third quarter of 2003 compared to the third quarter of 2002. The change was attributable to a $41.5 million increase in interest income primarily due to an increased asset base, partially offset by a $24.1 million increase in interest expense. Included in this increase in interest expense is a $16.9 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $13.3 billion and $6.6 billion at September 30, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table
(Dollar amounts in thousands)

	For the quarters ended September 30,

	2003			2002

			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense

Interest Earning Assets:
Adjustable-rate mortgage assets	$15,287,022	3.93%	$150,142	$9,143,764	4.77%	$109,076
Cash, cash equivalents and restricted cash	414,113	0.99	1,024	93,486	2.51	586

	15,701,135	3.85	151,166	9,237,250	4.75	109,662

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	11,868,573	2.59	76,995	7,703,283	3.24	62,334
CDOs	1,407,620	1.53	5,398	305,911	2.57	1,967
Whole loan financing facilities	976,095	1.92	4,688	398,690	2.86	2,848
Senior notes	194,402	8.60	4,180	—	—	—

	14,446,690	2.53	91,261	8,407,884	3.19	67,149

Net Interest Earning Assets and Spread	$1,254,445	1.32%	$59,905	$829,366	1.56%	$42,513

Yield on Net Interest Earning Assets (1)		1.53%			1.84%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Three Months Ended September 30,
		2003 versus 2002

	Rate	Volume	Total

Interest Income:
ARM assets	$(19,270)	$60,336	$41,066
Cash, cash equivalents and restricted cash	(355)	793	438

	(19,625)	61,129	41,504

Interest Expense:
Reverse repurchase agreements and Swap Agreements	(12,360)	27,021	14,661
CDOs	(794)	4,225	3,431
Whole loan financing facilities	(933)	2,773	1,840
Senior notes	—	4,180	4,180

	(14,087)	38,199	24,112

Net interest income	$(5,538)	$22,930	$17,392

As presented in the table above, net interest income increased by $17.4 million. This increase in net interest income included a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 3.85% during the third quarter of 2003 from 4.75% during the same period of 2002, a decrease of 90 basis points, while our cost of funds decreased to 2.53% from 3.19% during the same time period, a decrease of 66 basis points, there was a net unfavorable rate variance of $5.5 million. This was due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $19.6 million, partially offset by a favorable rate variance on our borrowings in the amount of $14.1 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the ARM asset investments we have made with proceeds from the issuance of additional common equity. The increased average size of our portfolio during the third quarter of 2003 compared to the same period in 2002 increased net interest income in the amount of $22.9 million. The average balance of our interest-earning assets was $15.7 billion during the third quarter of 2003, compared to $9.2 billion during the same period of 2002 — an increase of 70.0%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest Earning Assets (1)
(Dollar amounts in millions)

							Yield on
	Average	Historical		Yield on			Net
As of the	Interest	Weighted	Yield	Interest		Net	Interest
Quarter	Earning	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	ment (2)	Assets	Funds	Spread	Assets

Sep 30, 2001	$4,641	6.56%	0.85%	5.71%	4.42%	1.29%	1.71%
Dec 31, 2001	$5,523	5.94%	0.76%	5.17%	3.41%	1.76%	2.10%
Mar 31, 2002	$6,422	5.59%	0.64%	4.95%	3.30%	1.65%	1.97%
Jun 30, 2002	$7,846	5.30%	0.39%	4.91%	3.35%	1.56%	1.88%
Sep 30, 2002	$9,237	5.16%	0.42%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,105	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,094	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income for the applicable quarter by the average daily balance of interest earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM assets.

The following table presents the components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

		Impact of
As of the	Premium/	Principal		Total
Quarter	Discount	Payments		Yield
Ended	Amortization	Receivable	Other (1)	Adjustment

Sep 30, 2001	0.63%	0.17%	0.05%	0.85%
Dec 31, 2001	0.55%	0.16%	0.05%	0.76%
Mar 31, 2002	0.39%	0.20%	0.05%	0.64%
Jun 30, 2002	0.22%	0.13%	0.04%	0.39%
Sep 30, 2002	0.26%	0.13%	0.03%	0.42%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%

(1)  Other includes the impact of interest earning cash and cash equivalents and restricted cash.

We recorded hedging expense during the third quarter of 2003 of $145.0 thousand. During the quarter, the fair value of our Life Cap Hedging Instruments increased by $4.2 thousand to $10.7 thousand. We also expensed $149.2 thousand of the transition adjustment recorded in Accumulated other comprehensive income (loss) on January 1, 2001, in connection with the implementation of FAS 133 during the quarter ended September 30, 2003.

We recorded hedging expense during the third quarter of 2002 of $173.4 thousand, composed of a $24.3 thousand decrease in the fair value of our Life Cap Hedging Instruments and $149.2 thousand for the transition adjustment recorded in connection with the implementation of FAS 133.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174.0 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of September 30, 2003, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 38.4% of our portfolio of ARM assets or $6.3 billion.

We recorded net gains on ARM assets of $1.8 million and $18.5 thousand during the quarters ended September 30, 2003 and 2002, respectively. In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which provides clarification on the definition of derivative instruments within the scope of SFAS 133. Prior to SFAS 149, our net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers did not meet the definition of derivatives under SFAS 133. In accordance with SFAS 149, effective July 1, 2003, the Company’s net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers is recorded at fair value on the Consolidated Balance Sheet with changes in fair value recorded in gain on ARM assets on the Consolidated Income Statement. We realized a net gain on ARM assets of $1.8 million during the quarter ended September 30, 2003 related to these commitments.

During the quarter ended September 30, 2003, we recorded loan loss provisions totaling $970.3 thousand to reserve for estimated credit losses on loans.

For the quarter ended September 30, 2003, our ratio of operating expenses to average assets was 0.39%, compared to 0.44% for the same period in 2002, and 0.47% for the quarter ended June 30, 2003.

Total operating expenses for the quarter ended September 30, 2003 were $15.3 million, compared to $10.1 million for the quarter ended September 30, 2002 and $15.5 million for the quarter ended June 30, 2003. The most significant single increase to our 2003 expenses compared to 2002 was the $2.1 million increase in the performance-based fee that the Manager earned during the third quarter of 2003 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity (excluding accumulated other comprehensive loss) prior to the effect of the performance-based fee was 17.75%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.23%. This is a non-GAAP measurement that we believe to be more meaningful for comparing 2003 and 2002 because it excludes the volatility caused by unrealized gains (losses) on available-for-sale ARM assets and Hedging Instruments. Our return on equity on a GAAP basis was 19.40% and is based on the inclusion of average accumulated other comprehensive loss of $101.7 million in the computation.

The remaining $3.1 million increase in operating expenses from the third quarter of 2002 to the third quarter of 2003 related primarily to increased base management fees, expanded operations of TMHL, expenses associated with long-term incentive awards for our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $991.7 thousand due to our increased average shareholders’ equity, TMHL’s operations increased $149.0 thousand, and our issuance of DERs and PSRs together with improvement in our stock price accounted for $1.6 million of the increase.

We pay the Manager an annual base management fee, generally based on average shareholders’ equity as defined in the Management Agreement, payable monthly in arrears as follows: 1.23% of the first $300 million of average shareholders’ equity, plus 0.90% of average shareholders’ equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since the management fee is based on shareholders’ equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders’ investment, as defined in the Management Agreement, must exceed the average 10-year U.S. Treasury rate during the quarter plus 1%. As presented in the following table, the performance fee is a variable expense that fluctuates with our return on shareholders’ equity relative to the average 10-year U.S. Treasury rate.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

				Total Operating
For the	Management Fee/	Performance Fee/	Other Expenses/	Expenses/
Quarter Ended	Average Assets	Average Assets	Average Assets	Average Assets

Sep 30, 2001	0.11%	0.14%	0.14%	0.39%
Dec 31, 2001	0.10%	0.22%	0.18%	0.50%
Mar 31, 2002	0.10%	0.20%	0.14%	0.44%
Jun 30, 2002	0.10%	0.19%	0.14%	0.43%
Sep 30, 2002	0.09%	0.22%	0.13%	0.44%
Dec 31, 2002	0.09%	0.22%	0.18%	0.49%
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%

Results of Operations for the Nine Months Ended September 30, 2003

For the nine months ended September 30, 2003, our net income was $127.0 million, or $2.04 basic earnings per share, and $2.02 diluted EPS, based on weighted average basic and diluted shares outstanding of 60,572,000 and 62,887,000, respectively. That compares to $84.8 million, or $1.93 and $1.92 per share, basic and diluted EPS, respectively, for the same period in 2002, based on weighted average basic and diluted shares outstanding of 41,401,000 and 44,161,000, respectively, a 5.2% increase in our diluted earnings per share.

Our return on average common equity was 17.55% for the nine months ended September 30, 2003 compared to 17.60% for the nine months ended September 30, 2002.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	For the nine months ended September 30,

	2003	2002

Coupon interest income on ARM assets	$434,481	$297,523
Amortization of net premium	(25,455)	(13,306)
Cash, cash equivalents and restricted cash	2,233	1,310

Interest income	411,259	285,527

Reverse repurchase agreements	108,632	97,658
CDOs	10,304	6,823
Whole loan financing facilities	11,794	7,166
Senior notes	6,270	—
Interest rate swap agreements and Eurodollar transactions	107,589	62,786

Interest expense	244,589	174,433

Net interest income	$166,670	$111,094

As presented in the table above, our net interest income increased by $55.6 million in the first nine months of 2003 compared to the same period of 2002. The change was attributable to a $125.7 million increase in interest income primarily due to an increased asset base, partially offset by a $70.2 million increase in interest expense. Included in this increase in interest expense is a $44.8 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $13.3 billion and $6.6 billion at September 30, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table
(Dollar amounts in thousands)

	For the nine months ended September 30,

	2003			2002

			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense

Interest Earning Assets:
Adjustable-rate mortgage assets	$13,049,508	4.18%	$409,026	$7,747,335	4.89%	$284,217
Cash, cash equivalents and restricted cash	263,606	1.13	2,233	87,663	1.99	1,310

	13,313,114	4.12	411,259	7,834,998	4.86	285,527

Interest Bearing Liabilities:
Reverse repurchase agreements and Swap Agreements	10,499,404	2.75	216,221	6,424,814	3.33	160,444
CDOs	804,598	1.71	10,304	351,961	2.58	6,823
Whole loan financing facilities	781,211	2.01	11,794	325,041	2.94	7,166
Senior notes	98,224	8.51	6,270	—	—	—

	12,183,437	2.68	244,589	7,101,816	3.27	174,433

Net Interest Earning Assets and Spread	$1,129,677	1.44%	$166,670	$733,182	1.58%	$111,094

Yield on Net Interest Earning Assets (1)		1.67%			1.89%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Nine Months Ended September 30,
	2003 versus 2002

	Rate	Volume	Total

Interest Income:
ARM assets	$(41,383)	$166,192	$124,809
Cash, cash equivalents and restricted cash	(568)	1,491	923

	(41,951)	167,683	125,732

Interest Expense:
Reverse repurchase agreements and Swap Agreements	(28,135)	83,912	55,777
CDOs	(2,316)	5,797	3,481
Whole loan financing facilities	(2,259)	6,887	4,628
Senior notes	—	6,270	6,270

	(32,710)	102,866	70,156

Net interest income	$(9,241)	$64,817	$55,576

As presented in the table above, net interest income increased by $55.6 million. This increase in net interest income included a favorable volume variance partially offset by an unfavorable rate variance. As a result of the yield on our interest-earning assets decreasing to 4.12% during the first nine months of 2003 from 4.86% during the same period of 2002, a decrease of 74 basis points, while our cost of funds decreased to 2.68% from 3.27% during the same time period, a decrease of 59 basis points, there was a net unfavorable rate variance of $9.2 million. This was due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $42.0 million, partially offset by a favorable rate variance on our borrowings in the amount of $32.7 million. The potential volatility in the rate variance is reduced through our use of Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the issuance of additional common equity and the investment opportunities we have pursued in our ARM assets portfolio as a result of this growth. The increased average size of our portfolio during the first nine months of 2003 compared to the same period in 2002 increased net interest income in the amount of $64.8 million. The average balance of our interest-earning assets was $13.3 billion during the first nine months of 2003, compared to $7.8 billion during the same period of 2002 — an increase of 69.9%.

During the nine months ended September 30, 2003, we realized a net gain on ARM assets of $5.4 million. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910.5 thousand gain upon the maturity of a collateralized bond obligation and a net unrealized gain of $1.8 million on loans expected to be purchased from correspondent lenders and bulk sellers at September 20, 2003.

We did not sell any ARM assets during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, we sold $72.9 million of ARM securities for a gain of $113.5 thousand. The ARM securities sold were classified as “available-for-sale.” In addition, we sold $4.1 million of loans and realized a net loss of $8.1 thousand

During the nine months ended September 30, 2003, we recorded loan loss provisions totaling $2.0 million to reserve for estimated credit losses on loans.

For the nine months ended September 30, 2003, our ratio of operating expenses to average assets was 0.44%, compared to 0.44% for the same period in 2002. Total operating expenses for the nine-month period ended September 30, 2003 were $43.9 million, compared to $25.6 million for the same period in 2002. The most significant single increase to our operating expenses was the $8.2 million increase in the performance-based fee that the Manager earned during the first nine months of 2003 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.31%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.92%. This is a non-GAAP measurement that we believe to be more meaningful for comparing 2003 and 2002 because it excludes the volatility caused by unrealized gains (losses) on available-for-sale ARM assets and Hedging Instruments. Our return on equity on a GAAP basis was 20.42% and is based on the inclusion of average accumulated other comprehensive loss of $108.0 million in the computation.

The remaining $10.0 million increase in operating expenses from the first nine months of 2002 to the same period of 2003 related primarily to increased base management fees, expanded operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $2.6 million due to our increased average shareholders’ equity, TMHL’s operations increased $1.6 million, and our issuance of DERs and PSRs together with our improved stock price accounted for $4.8 million of the increase.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At September 30, 2003, we had operating liquidity of $393.3 million, consisting of unpledged ARM assets and cash and cash equivalents. Our principal sources of liquidity are the reverse repurchase market, the issuance of collateralized debt obligations, whole loan financing facilities as well as principal and interest payments from ARM assets. The reverse repurchase market is a $6 trillion market that has been a readily available source of financing for mortgage assets, particularly those rated AA or better. There is also a robust market for AAA-rated long-term debt of the type that we issue and this type of financing effectively eliminates liquidity and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Our primary sources of funds for the quarter ended September 30, 2003 consisted of reverse repurchase agreements, floating-rate CDOs and whole loan financing facilities. Our other significant sources of funds for the quarter ended September 30, 2003 consisted primarily of payments of principal and interest from our ARM assets. In the future, we expect our primary sources of funds to remain the same.

Total borrowings outstanding at September 30, 2003 had a weighted average effective cost of 1.32%. The reverse repurchase agreements had a weighted average remaining term to maturity of 6.4 months, although we utilize Swap Agreements and

Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 2.2 years. The CDOs mature between 2033 and 2043, although it is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of the original balance of the debt. The whole loan financing facilities are committed facilities that mature in November 2003, March 2004, September 2004 and November 2004. As of September 30, 2003, $11.8 billion of our borrowings were variable rate term reverse repurchase agreements. Term reverse repurchase agreements are committed financings with original maturities that range from two to 25 months. The interest rates on these term reverse repurchase agreements are indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The interest rates on the CDOs and whole loan financing facilities are indexed to one-month LIBOR and are subject to either daily or monthly adjustments.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on September 30, 2003, had uncommitted financing facilities of approximately $20.4 billion. At September 30, 2003, we had borrowed funds totaling $12.6 billion from 17 of these firms. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets decline for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended September 30, 2003. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

On August 28, 2003, approximately $1.4 billion of mortgage loans from our ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-4 and were securitized. Approximately $1.4 billion of the securities created by this securitization were issued to third-party investors in the form of AAA-rated floating rate pass-through certificates. Using such a structure enables us to make more efficient use of our capital because the capital required to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market and these transactions represent permanent financing of these loans and are not subject to margin calls. At September 30, 2003, we had $2.2 billion of collateralized long-term debt outstanding.

As of September 30, 2003, we had entered into three whole loan financing facilities. We borrow money under these facilities based on the fair value of the ARM loans pledged to secure these facilities. Therefore, the amount of money available to us under these facilities is subject to margin call based on changes in fair value, which can be negatively affected by changes in interest rates and other factors, including the delinquency status of individual loans. The first whole loan financing facility has a committed borrowing capacity of $600 million and an uncommitted capacity of $100 million and matures in November 2004. The second financing facility has a committed borrowing capacity of $300 million and matures in March 2004. The third financing facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $250 million and matures in November 2003. We expect to renew this facility. In October 2003, we entered into a fourth financing facility that has a committed borrowing capacity of $150 million and matures in September 2004. As of September 30, 2003, we had $1.0 billion borrowed against these whole loan financing facilities, at an effective cost of 1.85%.

During the quarter ended September 30, 2003, we issued 974,655 shares of common stock through “at-market” transactions under controlled equity offering programs under the August 2002 shelf registration statement and received net proceeds of $24.4 million. As of September 30, 2003, $25.1 million and $86.6 million of our registered securities remained available for future issuance and sale under our currently effective July 2001 and August 2002 shelf registration statements, respectively.

On August 5, 2003, we completed a public offering of 4,000,000 shares of common stock under the August 2002 shelf registration statement and received net proceeds of $104.6 million.

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) designed to provide a convenient and economical way for existing shareholders to automatically reinvest their dividends in additional shares of our common stock, and for new and existing shareholders to purchase shares at a discount to the current market price of the common stock, as defined in the DRSPP. During the quarter ended September 30, 2003, we issued 1,209,463 shares of common stock under the DRSPP and received net proceeds of $30.2 million.

The Company’s senior note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of September 30, 2003, the Company is in compliance with all financial and non-financial covenants on its senior note obligations.

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

The table below presents the sensitivity of the market value of the Company’s portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years–a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2003. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of September 30, 2003.

The use of interest rate hedging instruments such as Swap Agreements, Eurodollar Transactions, and Cap Agreements are a critical part of our interest rate risk management strategies, and the effects of these hedging instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Net Portfolio Duration
September 30, 2003

	Base Case		Parallel +100 bps		Parallel +200 bps

Assets:
Traditional ARMs	0.94	Years	1.08	Years	1.25	Years
Hybrid ARMs	2.12		2.45		2.64

Total ARM assets	1.94		2.24		2.43

Borrowings and hedges	(1.81)		(1.81)		(1.82)

Net portfolio duration	0.16	Years	0.32	Years	0.41	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that the cash flow and earning characteristics of the company should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case duration of a 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 5.3 and 2.6 years respectively.

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes. Accordingly, we make extensive use of an earnings simulation model to further analyze our level of interest rate risk.

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds and management’s investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM assets in determining the earnings at risk.

At September 30, 2003, based on the earnings simulation model, our potential earnings increase (decrease) from a parallel 100 and 200 basis point rise in market interest rates over the next twelve months and a commensurate slow down in prepayment speeds as interest rates rise, was 0.2% and (3.3%) of projected net income for the twelve months ended September 30, 2004, respectively, and (0.6%) and (3.5%) of projected net income for the twelve months ended September 30, 2005, respectively. All of these earnings projections result in earnings that are higher than the current level. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At September 30, 2003, 8.2% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARMs). We estimate the duration of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the net duration of our borrowed funds, Hedging Instruments and the Hybrid ARM assets is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM assets may accelerate causing the amount of fixed rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARM assets than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

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

Lastly, because we invest primarily in ARM assets, and a portion of such assets are purchased with shareholders’ equity, our earnings, over time, will tend to increase, after an initial short term decline, following periods when short term interest rates have risen, and decrease after an initial short term increase, following periods when short term interest rates have declined. This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets purchased with shareholders’ equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Internal Revenue Code of 1986, as amended (the “Code”), requires that at least 75% of our total assets must be Qualified REIT Assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of September 30, 2003, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2003, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2003, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

See “Exhibit Index”

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

(i)	Current Report on Form 8-K, filed on July 28, 2003, attaching the Company’s Press Release, dated July 22, 2003, announcing the Company’s earnings for the quarter ending June 30, 2003.

(ii)
Current Report on Form 8-K, filed August 1, 2003, regarding entering into an Underwriting Agreement with UBS Securities LLC and A.G. Edwards & Sons, Inc., as lead managers and Thornburg Mortgage Advisory Corporation relating to the sale of 4,000,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THORNBURG MORTGAGE, INC.

Dated: November 13, 2003	By:	/s/ Garrett Thornburg

Garrett Thornburg Chairman of the Board and Chief Executive Officer (authorized officer of registrant)

Dated: November 13, 2003	By:	/s/ Larry A. Goldstone

Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

Dated: November 13, 2003	By:	/s/ Richard P. Story

Richard P. Story Executive Vice President and Chief Financial Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.13	Sale and Servicing Agreement dated. as of August 1, 2003 among Thornburg Mortgage Securities Trust 2003-4, Thornburg Mortgage Home Loans, Inc., Greenwich Capital Acceptance, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota National Association (TMST 2003-4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002