Form 10-K
period 2003-12-31
THORNBURG MORTGAGE INC
filed 2004-03-03
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

          Yes   [X]   No[  ]

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

          Yes   [X]   No[  ]

At June 30, 2003, the aggregate market value of the voting stock held by non-affiliates was $1,517,892,682, based on the closing price of the common stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at February 29, 2004: 79,527,779

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 20, 2004, are incorporated by reference into Part III.

This Page Left Intentionally Blank

THORNBURG MORTGAGE, Inc.
2003 FORM 10-K ANNUAL REPORT

PART I

Item 1. BUSINESS

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in adjustable and variable rate mortgage (“ARM”) assets thereby providing capital to the single-family residential housing market. Our ARM assets are comprised of traditional ARM securities and loans, which have interest rates that reprice in a year or less (“Traditional ARMs”), and hybrid ARM securities and loans, which have a fixed interest rate for an initial period of three to ten years before converting to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”). ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other third party credit enhancements against losses from loan defaults. “ARM Loans” consist of securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt and short-term borrowings such as reverse repurchase agreements, whole loan financing facilities, floating-rate long-term collateralized debt obligations (“CDOs”) and other collateralized financings that we may establish with approved institutional lenders. When we borrow short-term or floating rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which fix our borrowing costs during the fixed rate period of the Hybrid ARM asset. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio” of at least 8% and we typically operate with a 9-10% Adjusted Equity-to-Assets Ratio. (See “Capital Utilization” on page 36 for a calculation of our Adjusted Equity-to-Assets ratio.) Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio since we began acquiring loans in 1997. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, pay substantially all of our earnings in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

We are an externally advised REIT and are managed under a management agreement (the “Management Agreement”) with Thornburg Mortgage Advisory Corporation (the “Manager”), which manages our operations, subject to the supervision of our Board of Directors. See “Employees – The Management Agreement.”

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors is, and has always been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors.

•	We have adopted both a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures, that apply to all of the Manager’s employees and all of our officers and directors, and that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy that prohibits any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•	We are managed by an external Manager under the terms of the Management Agreement, subject to the supervision of our Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing common equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine that the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•	During the first quarter of 2003, our long-term incentive plan was amended to exclude the granting of stock options. All long-term incentive awards are fully expensed in our consolidated income statements and are fully disclosed in our financial reports. Also during 2003, the Board of Directors chose to reduce the level of participation in awards granted under the long-term incentive plan.

•	We have established a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is based on a formal risk assessment conducted early in 2003 and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We have also begun the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004.

•	During the fourth quarter of 2003, all of the previously outstanding notes receivable from directors, officers and employees resulting from our financing a portion of the purchase of shares of common stock through the exercise of stock options were repaid.

Operating Policies and Strategies

Portfolio Strategies

Our business strategy is to acquire and originate ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowing.

We acquire ARM assets from investment banking firms, broker-dealers and similar financial institutions that regularly make markets in these assets. We also acquire ARM assets from other mortgage providers, including mortgage bankers, banks, savings and loan institutions, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe we have a competitive advantage in acquiring and investing in these ARM assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 129 approved and active correspondents, and we originate loans direct to consumers through our wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”). Currently, TMHL is

authorized to lend in 48 states and the District of Columbia. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of ARM securities guaranteed by an agency of the federal government (“Ginnie Mae”), a government-sponsored corporation or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively, “Agency Securities”), or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, floating rate classes of collateralized mortgage obligations (“CMOs”), “A” or prime quality ARM loans that we intend to securitize, securities issued by others where we have purchased all of the resulting classes, fixed rate mortgage-backed securities (“MBS”) with an expected duration of one year or less or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments. High Quality means:

(1)	Agency Securities; or

(2)	ARM securities and securitized ARM loans which are rated within one of the two highest rating categories by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”); or

(3)	securities and securitized loans that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality rated mortgage security, as determined by the Manager and approved by our Board of Directors; or

(4)	the portion of ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency.

The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets, which may include:

(1)	adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans that are rated at least Investment Grade at the time of purchase. “Investment Grade” generally means a security rating of BBB, Baa or better by at least one of the Rating Agencies; or

(2)	ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A” quality standards, and acquired for the purpose of future securitization; or

(3)	fixed rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties; or

(4)	real estate properties acquired as a result of foreclosing on our ARM loans; or

(5)	as authorized by our Board of Directors, ARM securities rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as part of a loan securitization effected by third parties in which we purchase all of the classes of the loan securitization, and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis.

Our ARM assets include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of their term. In April 2003, our Board of Directors increased the limitation on our ownership of Hybrid ARM assets with fixed rate periods of greater than five years from 10% to 20% of our total assets. We also have a policy to maintain a net duration, or duration gap, of one year or less on our Hybrid ARM assets (including commitments to purchase Hybrid ARM assets), related borrowings and Hybrid Hedging Instruments. We use interest rate swap agreements (“Swap Agreements”), interest rate cap agreements (“Cap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) (collectively, “Hybrid Hedging Instruments”), as hedges to fix, or cap, the interest rates on our short-term borrowings and on our CDOs.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A” quality mortgage loans through TMHL from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from correspondent lenders whom we have approved and who originate the individual loans using our product pricing, underwriting criteria and guidelines, or criteria and guidelines that we have approved. Direct retail loan originations are loans that we originate through retail channels. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest-only up to ten years, and fully amortizing thereafter. Interest-only loans acquired or originated during 2003 represented 89.8% of total loan production during that period.

All ARM loans that we acquire or originate for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on how much the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each Traditional ARM loan resets monthly, semi-annually or annually. The Traditional ARM loans generally adjust to a margin over a U.S. Treasury index or a LIBOR index. The Hybrid ARM loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to Traditional ARM loans for their remaining term to maturity.

We acquire ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for CDOs. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. Upon securitization, we generally retain the securities issued, including the subordinate certificates, and either finance them in the repurchase agreement market or through the issuance of CDOs in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During 2003, we modified 1,151 loans with balances totaling $620.4 million. At December 31, 2003, the pipeline of loans to be modified totaled $14.0 million which represents a significant decline in mortgage loan modification activity due to an increase in interest rates.

Correspondent Lending

In the correspondent lending channel, we acquire mortgage loans from Company-approved correspondent lenders. We pre-qualify all correspondents to determine their financial strength, the soundness of their own established in-house mortgage procedures and their ability to fulfill their representations and warranties to us. Correspondents’ compliance with these qualifications is assessed annually. The majority of loans acquired from correspondents are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents’ product specifications and underwriting guidelines that have been pre-approved by us.

Prior to purchase, we review all of the loans generated by our correspondents to ensure product quality and compliance with our guidelines. We perform a full underwriting review of each loan file, including all credit and appraisal information. After closing, we contract with a third party to perform an additional quality control review of a selection of loans in order to verify that such loans were properly underwritten and to confirm that the loan documents are complete and properly executed.

Direct Retail Loan Origination

Our retail lending strategy consists of using our portfolio lending capability, cost-efficient operation, competitive advantages, strategic partnerships, and available technology, to enable us to provide attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service to prospective borrowers. By eliminating intermediaries between the borrower and us, whenever possible, we expect to originate high quality mortgage loans for retention in our portfolio at attractive yields, while offering our customers innovative mortgage products at competitive rates and fees.

We originate mortgage loans through TMHL. As of February 29, 2004, TMHL was authorized to originate loans in forty-eight states and the District of Columbia. We have pending applications in the two remaining states, Pennsylvania and New Jersey, and expect to be licensed in those states by the first quarter of 2004.

Our direct retail lending origination model is built upon strategic partnerships with third party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We have entered into agreements with two third party, private label fulfillment vendors for the processing, underwriting and closing of our retail loans. Another third party service provider has staffed a mortgage loan call center for our benefit. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience. These services are provided on a private label basis, meaning that these providers will identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

We use two approaches to originate loans directly with borrowers. We originate loans using a call center, where borrowers can call to inquire about loan products and interest rates, seek advice and counseling regarding qualifying for a loan and the approval process, and complete a mortgage application. The completed mortgage loan application along with a request for additional supporting documentation is then sent to the borrower for signature. Our loan processors, or their third party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

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

As with correspondent lending, we contract with a third party to perform an additional quality control review of a selection of direct retail loans in order to verify that such loans were properly underwritten and to confirm that the loan documents are complete and properly executed.

Bulk Acquisitions

Third party mortgage originators or aggregators sell us pools of single-family residential Traditional ARM and Hybrid ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller’s loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when the borrowers have had their income and assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party then perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loan package, we may not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria that we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan either meets the seller’s pre-approved underwriting standards and other requirements or is underwritten to our standards. A seller who breaches such representations and warranties in making a loan that we purchase may be obligated to repurchase the loan. As added security, we use the services of a third party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original individual loan closing documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Mortgage Loan Servicing

We purchase the servicing rights on some of the loans we acquire through the bulk and correspondent loan acquisition programs, with the intention of providing borrowers with ongoing high quality customer service, as well as loan modification and refinance opportunities. We also retain the servicing rights on loans originated through the retail channel. These efforts are designed to lower prepayment rates on the portfolio through customer retention. We contract with a qualified third party subservicer to service on a private label basis. This third party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, loan modification processing, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We actively monitor and manage the activities of our subservicer, and pay fees for this service based on a fixed fee schedule per mortgage loan. We also advance funds to the subservicer as needed when there is a shortfall in the escrow activity.

Underwriting Guidelines

Our underwriting guidelines are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. A credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2003, our borrowers had an average FICO score (which is a credit score ranging from 300 to 850, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) of 737. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, good credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

Our underwriting guidelines for both the correspondent lending and direct retail loan origination channels are applied in accordance with a procedure that generally requires at least one appraisal, and for larger loan amounts, multiple appraisals or field reviews. Our underwriting guidelines permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit-grading category, depending on the creditworthiness of the borrower, the type and use of the property, the purpose of the loan application and the loan amount. It is our policy that loans with loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

Financing Strategies

We finance our ARM assets using equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, lines of credit, CDOs, and other collateralized financings that we may establish with approved institutional lenders. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into long-term fixed rate financing for purposes of managing our interest rate risk. We have established lines of credit and collateralized financing agreements with 24 different financial institutions. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rate changes or the value of our ARM assets declines for other reasons.

We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from two to twenty-five months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have also financed the purchase of ARM assets by issuing floating-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market. These transactions represent permanent financing of these loans and are not subject to margin calls.

We also have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these credit lines to finance our acquisition of whole loans while we are accumulating loans for securitization.

We have issued senior unsecured notes (“Senior Notes”) in the amount of $255 million. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006.

Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and equity capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, which we must maintain at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (typically 30 days), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9% to 10%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated because CDO financings represent permanent non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, referred to as “Accumulated other comprehensive loss” from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the 8% to 10% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Further, because we treat our Senior Notes as a substitute form of equity capital, our asset base is expected to grow even further. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 25 for further discussion.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and hedging instruments whose combined maturities approximately match the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Swap Agreements, Eurodollar Transactions and Cap Agreements that fix the interest rate on the borrowings such that the net duration of the Hybrid ARM portfolio and the associated Hybrid Hedging Instruments is one year or less. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments. As of December 31, 2003, our Hybrid Hedging Instruments had a remaining average term to maturity of 3.3 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 3.4 months, including the effects of prepayments.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have also entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of December 31, 2003, we will receive cash payments if the applicable index, generally the three-month or six-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We are not currently purchasing Life Cap Hedging Instruments because current interest rates are significantly lower than the contractual life caps on our ARM assets.

In addition, some Traditional ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of December 31, 2003, $1.4 billion of our Traditional ARM assets have periodic caps, representing 7.3% of total ARM assets.

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

The hedging transactions that we currently use generally are designed to protect our net interest income during periods of changing market interest rates. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge, particularly with respect to hedging against periodic cap risk. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets. See “Federal Income Tax Considerations - Requirements for Qualification as a REIT.”

Operating Restrictions

Our Board of Directors has established our operating and investment policies and strategies, and any revisions in such policies and strategies require the approval of the Board of Directors, including a majority of the independent directors. In general, the Board of Directors has the power to modify or alter such policies without the consent of our shareholders.

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

We closely monitor our purchases of ARM assets and the income from such assets, including from our hedging strategies, so that we maintain our qualification as a REIT at all times. We developed certain accounting systems and testing procedures with the help of qualified accountants and tax experts to facilitate our ongoing compliance with the REIT provisions of the Code. See “Federal Income Tax Considerations - Requirements for Qualification as a REIT.”

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, our ability to borrow funds to acquire additional assets would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation of the staff of the SEC, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. We closely monitor our compliance with this requirement and we intend to maintain our exempt status. We have been able to maintain our exemption so far through the purchase of whole pool Agency Securities and privately issued ARM securities and loans that qualify for the exemption. See “Portfolio of Mortgage Assets - ARM Securities - Privately Issued ARM Securities.”

PORTFOLIO OF MORTGAGE ASSETS

We have invested in the following types of ARM assets in accordance with the operating policies established by our Board of Directors and described in “Business - Operating Policies and Strategies - Operating Restrictions.”

ARM Securities

Our investments in ARM securities are concentrated in High Quality ARM securities. These securities consist of Fannie Mae, Freddie Mac and privately issued ARM securities that meet our High Quality credit criteria. See “Business — Operating Policies and Strategies - Investment Strategies.” The High Quality ARM securities that we acquire represent interests in ARM loans that are secured primarily by first liens on single-family (one-to-four units) residential properties, although we may also acquire ARM securities secured by liens on other types of real estate-related properties.

The following is a discussion of each type of ARM security that we held as of December 31, 2003:

Freddie Mac ARM Securities

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

Fannie Mae ARM Securities

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

Privately Issued ARM Securities

Privately issued ARM securities are issued by originators of, and investors in, mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM securities are usually backed by a pool of conventional ARM loans and are generally structured with one or more types of credit enhancement, including pool insurance, guarantees, subordination or over-collateralization. Accordingly, privately issued ARM securities typically are not guaranteed by an entity having the credit status of Freddie Mac or Fannie Mae.

Collateralized Mortgage Obligations (“CMOs”) and Multi-class Pass-Through Securities

CMOs are debt obligations, ordinarily issued in series and backed by a pool of fixed rate mortgage loans, Hybrid ARM loans, Traditional ARM loans or ARM securities, each of which consists of several serially maturing classes. Multi-class pass-through securities are equity interests in a trust composed of similar underlying mortgage assets. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs or multi-class pass-through securities are applied to principal and interest due on one or more classes of the CMOs of such series or to pay scheduled distributions of principal and interest on multi-class pass-throughs.

Scheduled payments of principal and interest on the mortgage-related assets and other collateral securing a series of CMOs or multi-class pass-throughs are intended to be sufficient to make timely payments of principal and interest on such issues or securities and to retire each class of such obligations at their stated maturity.

The multi-class pass-through securities that we create or purchase are typically backed by ARM securities or ARM loans. However, we also purchase variable rate classes of CMOs that are backed by both fixed- and adjustable-rate mortgages that are issued by a U.S. Government agency, federally chartered or government-sponsored enterprises or other private issuers.

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

The classes of securities we have purchased were all rated at least Investment Grade by one of the Rating Agencies at the time of purchase, and in most cases are High Quality. We generally do not purchase classes with below Investment Grade ratings. We do own securities rated below Investment Grade that were created as a result of securitizing our loans or as part of the purchase of all of the classes of a loan securitization created by a third party.

ARM Loans

Our ARM loans are comprised of securitized ARM loans, ARM loans collateralizing CDOs and ARM loans held for securitization (collectively referred to as “ARM Loans”). All of our ARM loans are either Traditional ARM loans or Hybrid ARM loans. Securitized ARM loans are loans that we have originated or acquired and securitized after March 31, 2001 in which we retain 100% of the beneficial ownership interests. ARM loans collateralizing CDOs are also loans we have securitized that provide credit support for AAA certificates issued to third party investors in our CDO structured financing arrangements. ARM loans held for securitization are loans we have acquired or originated that we intend to securitize and retain.

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. Our borrowers generally make large down payments and have adequate liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is well valued, appropriate to the neighborhood and located in a stable market. The Traditional ARM and Hybrid ARM loans we have acquired are all first mortgages on single-family residential properties. Some have additional collateral in the form of pledged financial assets. Pledged assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. We acquire loans that are generally underwritten to “A” quality standards. We consider loans to be “A” quality when they are underwritten so as to assure that the borrower has adequate verified income to make the required loan payment, adequate verified equity in the underlying property, adequate liquid asset reserves, job stability and is willing and able to repay the mortgage as demonstrated by an excellent credit history. As a result, the loans we acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values, or are seasoned loans with good payment history. The average original effective loan-to-value ratio of our loans was 65.3% as of December 31, 2003.

If a Traditional ARM or Hybrid ARM loan acquired has a loan-to-value ratio above 80%, we require the borrower to pay for private mortgage insurance or acquire additional collateral, providing additional protection to us against credit risk. We only acquire loans with original maturities of forty years or less. The ARM loans are either fully amortizing or are interest only, generally up to ten years, and fully amortizing thereafter. All ARM loans we acquire bear an interest rate tied to an interest rate index. Some loans have periodic and lifetime caps on how much the loan interest rate can change on any predetermined interest rate reset date. In general, the interest rate on each ARM loan resets at a frequency that is monthly, semi-annual or annual. The ARM loans generally adjust based upon the following indices: a U.S. Treasury Bill index, a LIBOR index, a Certificate of Deposit index, a Cost of Funds index or a Prime Rate index.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ARM yields change as short-term interest rates change.

•	In low short-term interest rate environments, the yields on our ARM assets will be low, reducing our return on equity.

•	We own ARM assets tied to various interest rate indices. If the interest rate indices applicable to our ARM assets change independently of other market interest rates, our ARM yields, spreads and earnings may be adversely affected.

•	We own ARM assets with various repricing or interest rate adjustment frequencies. The yields on these assets also may respond to changes in their underlying indices on a delayed basis due to borrower notification requirements. As a result, our yields and earnings on these assets could be temporarily below our longer-term expectations.

•	Increases in interest rates may result in a decline in the fair value of our ARM assets. A decrease in the fair value of our ARM securities will result in a reduction of our book value due to the accounting rules that we follow.

We borrow money to fund the purchase of additional ARM assets. A significant contributor to our earnings is the interest margin between the yield on our ARM assets and the cost of our borrowings.

•	All of the risks highlighted above could be magnified because we use borrowed funds to acquire additional ARM assets for our portfolio.

•	Our ability to borrow and our cost of borrowing could be adversely affected by deterioration in the quality or fair value of our ARM assets or by general availability of credit in the mortgage market.

•	We borrow funds based on the fair value of our ARM assets less a margin amount. If either the fair value of our ARM assets declines, or our margin requirements increase, we could be subject to margin calls that would require us to either pledge additional ARM assets as collateral or reduce our borrowings. If we did not have sufficient unpledged assets or liquidity to meet these requirements, we may need to sell assets under adverse market conditions to satisfy our lenders.

•	Our borrowings are tied primarily to the LIBOR interest rates, while our assets are indexed to LIBOR and other various interest rate indices. If these other short-term indices move differently than LIBOR, our earnings could be adversely affected to the extent of the difference.

•	The interest rate adjustment or repricing characteristics of our ARM assets and borrowings may not be perfectly matched. Rising interest rates could adversely affect our earnings and dividends if the interest payments that we must make on our borrowings rise faster than the interest income we earn on our ARM assets. Declining interest rates could adversely affect our earnings and dividends if the interest income we receive on our ARM assets declines more quickly than the interest payments that we must make on our borrowings. In general, our borrowings adjust more frequently than the interest rates on our ARM assets.

•	Some of our ARM assets have caps that limit the amount that the interest rate can change for a given change in an underlying index. Our borrowings do not have similar limitations. If the interest rate change on our ARM assets is limited while the interest rates on our borrowings increase, our portfolio margins and earnings may be adversely affected.

•	We employ various hedging and funding strategies to minimize the adverse impact that changing interest rates might have on our earnings, but our strategies may prove to be less effective in practice than we anticipate, or our ability to use such strategies may be limited due to our need to comply with federal income tax requirements that are necessary to preserve our REIT status.

•	The fair value of the hedging instruments that we use to manage our interest rate risk may decline during periods of declining interest rates, adversely affecting our book value because of the accounting rules that we follow.

Our mortgage assets may be prepaid at any time at the borrower’s option.

•	Mortgage prepayment rates typically rise during falling interest rate environments. If mortgages prepay, the prepayment proceeds may be invested in lower yielding assets, thus reducing earnings.

•	Mortgage prepayment rates typically fall during rising interest rate environments. If mortgages do not prepay, we would have less cash flow to use to purchase new mortgage assets in a higher interest rate environment, potentially adversely affecting earnings.

•	We purchase and originate ARM assets at prices greater than par. We amortize the premiums over the expected life of the ARM asset. To the extent that we have purchased such assets, our yields, spreads and earnings could be adversely affected if mortgage prepayment rates are greater than anticipated at the time of acquisition because we would have to amortize the premiums at a faster rate.

We acquire Hybrid ARM assets that have fixed interest rate periods.

•	A decline in interest rates may result in an increase in prepayment of our Hybrid ARM assets, which could cause the amount of our fixed rate financing to increase relative to the total amount of our Hybrid ARM assets. This may result in a decline in our net spread on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the assets that are paying off.

•	An increase in interest rates may result in a decline in prepayment of our Hybrid ARM assets, requiring us to finance a greater amount of Hybrid ARM assets than originally anticipated at a time when interest rates may be higher, which would result in a decline in our net spread on Hybrid ARM assets.

•	We typically do not borrow fixed rate funds to cover the last year of the fixed rate period of our Hybrid ARM assets because, at that point, the next repricing period is within one year which is consistent with our investment policy of investing in ARM assets that reprice within one year or less. As a result, higher short-

term interest rate borrowings that we acquire to finance the remaining year of the fixed rate period of our Hybrid ARM assets could adversely affect our portfolio margins and earnings due to a reduced net interest margin.

We originate and acquire ARM loans and ARM securities and have risk of loss due to mortgage loan defaults.

•	The ability of our borrowers to make timely principal and interest payments could be adversely affected by a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses to us.

•	If a borrower defaults on a mortgage loan that we own and if the liquidation proceeds from the sale of the property do not cover our loan amount and our legal, broker and selling costs, we would experience a loss.

•	We bear the risk of loss on loans we have originated or acquired due to hazard losses such as earthquakes, floods, fires or similar hazards, unless the homeowner had insurance for such hazards.

•	We could experience losses if we fail to detect that a borrower has misrepresented its financial situation, or that an appraisal misrepresented the value of the property collateralizing our loan.

•	We purchase ARM securities that have various degrees of third party credit protection and are rated at least Investment Grade at the time of purchase. It is possible that default and loan loss experience on the underlying securitized loans could exceed any credit enhancement, subjecting us to risk of loss.

Our expansion into mortgage loan origination may not be successful.

•	We rely on third party providers who specialize in the underwriting, processing, servicing and closing of mortgage loans. We are dependent upon the availability and quality of the performance of such providers and we cannot guarantee that they will successfully perform the services for which we engage them.

•	As a mortgage lender we are subject to changes in consumer and real estate-related laws and regulations that could subject us to lawsuits or adversely affect our profitability or ability to remain competitive.

•	We must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. We are subject to examination by each jurisdiction, and if it is determined that we are not in compliance with the applicable requirements, we may be fined and our license to lend may be suspended or revoked.

•	We are competing for mortgage loans against much larger, better-known mortgage originators that could affect our ability to acquire or originate ARM assets at attractive yields and spreads.

•	ARM assets may not always be readily available for purchase or origination in the marketplace at attractive yields because their availability is somewhat dependent on the relationship between 30-year fixed rate mortgage rates and ARM rates.

Our REIT tax status creates certain risks.

•	The requirements to qualify for REIT tax status are complex and technical, and we may not be able to qualify for reasons beyond our control. Even though we currently exceed all of the requirements for qualifying, a failure to qualify as a REIT could subject our earnings to taxation at regular corporate rates, thereby reducing the amount of money available for distributions to our shareholders.

•	The REIT tax rules require that we distribute the majority of our earnings as dividends, leaving us limited ability to maintain our future dividend payments if our earnings decline.

•	Because we must distribute the majority of our earnings to shareholders in the form of dividends, we have a limited amount of capital available to internally fund our growth.

•	Additionally, because we cannot retain earnings to grow, we must issue additional shares of stock to grow, which could result in the dilution of our outstanding stock and an accompanying decrease in its market price.

•	Changes in tax laws related to REIT qualifications or taxation of dividends could adversely affect us.

The loss of the Investment Company Act exemption could adversely affect us.

•	We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we were to become regulated as an investment company, we would not be able to operate as we currently do.

We are dependent on certain key personnel.

•	The loss of the services of certain officers and key employees could have an adverse effect on our operations.

Some of our directors and officers have ownership interests in the Manager, which may create conflicts of interest.

•	The Manager is entitled to receive performance-based compensation based on our annualized return on equity. Undue emphasis placed on maximization of our short-term return on equity at the expense of other criteria could result in increased risk to our long-term return on equity.

We may change our policies without shareholder approval.

•	Our Board of Directors establishes all of our operating policies, including our investment, financing and dividend policies. The Board of Directors has the ability and authority to revise or amend those policies without shareholder approval.

COMPETITION

In acquiring ARM assets, we compete with other mortgage REITs, investment banking firms, savings and loan institutions, banks, mortgage bankers, insurance companies, mutual funds, lenders, Fannie Mae, Freddie Mac and other entities purchasing ARM assets, many of which have greater financial resources than we do. The existence of such entities may increase the competition for the acquisition of ARM assets resulting in higher prices and lower yields on such mortgage assets.

EMPLOYEES

As of December 31, 2003, we had no employees. Rather, the Manager provides our management and employees, subject to the supervision of our Board of Directors and under the terms of the Management Agreement discussed below. To date since the inception of our operations, the Manager has not engaged in any other activities besides the management of our operations although it is permitted to do so under the terms of the Management Agreement. As of December 31, 2003, the Manager had 69 employees, 43 of whom were directly engaged in the activities of TMHL.

The Management Agreement

We entered into the Management Agreement with the Manager for a ten-year term, expiring July 15, 2009, with an annual review required as to the Manager’s performance and the reasonableness of the compensation paid to the Manager. If we terminate the Management Agreement other than for cause, we must pay the Manager a minimum fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of our common stock, we are combined with another entity, or we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

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

Subject to the limitations set forth below, we pay all our operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of personnel who are performing management services for the Manager and the cost of office space, equipment and other personnel required for the management of our day-to-day operations. The expenses that we are required to pay include costs incident to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of operating personnel, marketing expenses, regular legal and auditing fees and expenses, the fees and expenses of our directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of our custodian and transfer agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico Gross Receipts Tax liability. The expenses we are required to pay, which are attributable to our operations, are limited to an amount per year equal to the greater of 2% of our Average Net Invested Assets or 25% of our Net Income for that year. The determination of Net Income for purposes of calculating the expense limitation is the same as for calculating the Manager’s incentive compensation except that it includes any incentive compensation payable for such period. The Manager must pay expenses in excess of such amount, unless the independent directors determine that, based upon unusual or non-recurring factors, a higher level of expenses is justified for such fiscal year. In that event, the Manager may recover such expenses in succeeding years to the extent that expenses in succeeding quarters are below the limitation of expenses. We are also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursement is made monthly, subject to adjustment at the end of each year.

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

     2.     The 95% Test. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire (other than stock in certain affiliate corporations as discussed below) to Qualified REIT Assets. Our policy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, which we otherwise might acquire.

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

The Internal Revenue Service (the “Service”) has ruled that if a REIT’s dividend reinvestment plan allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 90% distribution test. We believe that our Dividend Reinvestment and Stock Purchase Plan complies with this ruling.

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

Taxation of the Company

In each year that we qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our shareholders. We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands.

Item 2. PROPERTIES

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. Our subsidiaries have their principal offices in Santa Fe, New Mexico, which are leased from the Manager.

Item 3. LEGAL PROCEEDINGS

At December 31, 2003, there were no pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 12, 2004, we had 75,102,846 shares of common stock outstanding, held by 4,722 holders of record and approximately 91,713 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of common stock.

				Cash
	Stock Prices			Dividends
				Declared
	High	Low	Close	Per Share

2003
Fourth Quarter ended December 31, 2003	$27.83	$25.36	$27.20	$0.64 (1)
Third Quarter ended September 30, 2003	27.96	21.61	25.33	0.63
Second Quarter ended June 30, 2003	26.89	20.50	24.70	0.62
First Quarter ended March 31, 2003	20.99	19.40	20.63	0.60
2002
Fourth Quarter ended December 31, 2002	$20.94	$16.20	$20.10	$0.585 (2)
Third Quarter ended September 30, 2002	20.84	16.70	18.79	0.58
Second Quarter ended June 30, 2002	21.33	18.92	19.68	0.57
First Quarter ended March 31, 2002	21.20	17.75	20.04	0.55

(1)	The 2003 fourth quarter dividend was declared in December 2003 and paid in January 2004.

(2)	The 2002 fourth quarter dividend was declared in December 2002 and paid in January 2003.

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

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) that allows shareholders of our common stock to have their dividends reinvested in additional shares of our common stock. The common stock to be acquired under the DRSPP may be purchased from us at a discount from the then prevailing market price, or in the open market or in privately negotiated transactions, at our sole discretion. Shareholders and non-shareholders may also make additional monthly cash purchases of common stock, subject to a minimum of $100 per month ($500 minimum initial investment for new investors) and a maximum of $10 thousand per month for each optional cash purchase, although we may waive the limitation on the maximum amount upon request, at our sole discretion. American Stock Transfer & Trust Company, our transfer agent (the “Agent”), is the trustee and administrator of the DRSPP. Shareholders who own stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRSPP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder’s name and deliver a completed enrollment form to the Agent. Additional information about the DRSPP (including a prospectus) and forms are available from the Agent or us.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K (dollars in thousands, except per share data).

Operations Statement Highlights

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net interest income	$233,953	$157,929	$78,765	$36,630	$34,015
Net income	$176,504	$120,016	$58,460	$29,165	$25,584
Earnings per share (basic)	$2.73	$2.60	$2.09	$1.05	$0.88
Earnings per share (diluted)	$2.71	$2.59	$2.09	$1.05	$0.88
Average common shares - basic	63,485	43,590	24,754	21,506	21,490
Average common shares - diluted	65,217	46,350	24,803	21,519	21,490
Taxable income per share (1)	$2.81	$2.64	$2.13	$1.07	$0.99
Dividends declared per common share (2)	$2.49	$2.285	$1.75	$0.96	$0.92
Yield on ARM assets	4.05%	4.63%	5.09%	7.06%	6.38%
Yield on net interest earning assets (Portfolio Margin)	1.61%	1.88%	1.67%	0.86%	0.77%
Return on average common equity	17.31%	17.66%	16.69%	9.87%	7.38%
Noninterest expense to average assets	0.42%	0.45%	0.38%	0.16%	0.12%

Balance Sheet Highlights

	As of December 31

	2003	2002	2001	2000	1999

Adjustable-rate mortgage assets	$18,852,166	$10,335,213	$5,732,145	$4,139,461	$4,326,098
Total assets	$19,118,799	$10,512,932	$5,803,648	$4,190,167	$4,375,965
CDOs	$3,114,047	$255,415	$432,581	$603,910	$886,722
Senior Notes	$251,080	$—	$—	$—	$—
Shareholders’ equity	$1,239,104	$833,042	$532,658	$317,538	$310,887
Historical book value per share (1)	$18.68	$16.54	$15.12	$15.30	$15.28
Book value per share	$16.75	$14.54	$14.02	$11.67	$11.40
Number of common shares outstanding	73,985	52,763	33,305	21,572	21,490

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 24.

(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

     Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of taxable income per common share to earnings per share (basic) follows:

Reconciliation of Taxable Income Per Share to Earnings Per Share

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Taxable income per share	$2.81	$2.67	$2.13	$1.00	$0.99
Additions:
Hedging instruments, net	0.04	—	—	—	—
Gain on purchase loan commitments	0.04	—	—	—	—
Payments under long-term incentive plan	0.02	—	—	—	—
Actual credit losses on ARM securities	—	0.01	0.01	0.04	0.04
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	0.02	—	—	—
Other	—	—	(0.01)	0.07	(0.02)
Deductions:
Provision for credit losses, net	(0.01)	—	(0.03)	(0.05)	(0.13)
Long-term incentive plan expense	(0.16)	(0.10)	(0.01)	(0.01)	—
Issuance of CDOs	(0.01)	—	—	—	—

Earnings per share (basic)	$2.73	$2.60	$2.09	$1.05	$0.88

     Historical book value per share

Historical book value per share excludes unrealized market value adjustments recorded on our ARM securities and hedging instruments. Since we are a portfolio lender and retain the majority of our assets for investment, we believe this provides a more consistent measurement for analysis of the trend than does the comparable GAAP measurement, which reflects unrealized gains (losses) at a single point in time. In addition, GAAP requires that we record unrealized gains (losses) on our purchased ARM securities as of the period end while prohibiting us from recording unrealized gains (losses) on ARM loans, resulting in dissimilar treatment of what we believe to be assets of like quality. Unrealized gains (losses) on our ARM securities are primarily a result of current market expectation as to future interest rates as compared to the current weighted average coupon on our ARM securities. A reconciliation of historical book value per share to GAAP book value per share follows:

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,

	2003	2002	2001	2000	1999

Historical book value per share	$18.68	$16.54	$15.12	$15.30	$15.28
Unrealized gains (losses) on ARM securities	(0.58)	0.84	(0.26)	(3.64)	(3.88)
Unrealized gains (losses) on Hedging Instruments	(1.35)	(2.84)	(0.84)	—	—

GAAP book value per share	$16.75	$14.54	$14.02	$11.66	$11.40

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM assets for our portfolio and manage them in such a way that we can create earnings and dividend stability in the near term and earnings and dividend growth in future periods. In order to achieve these objectives, we must mitigate key risks in the mortgage portfolio lending business and, simultaneously, pursue earnings growth strategies. Two of the principal risks in the mortgage lending business are credit risk and interest rate risk. Our three primary growth strategies are to increase our higher margin, more profitable mortgage loan origination business, to raise new equity capital accretively in order to grow our assets and book value over time and to better use our existing capital base by diversifying our funding sources relying less on reverse repurchase agreements and more on CDOs to finance our balance sheet.

During 2003, our assets grew 82% from $10.5 billion to $19.1 billion and our net earnings for the year increased 5% from $2.59 to $2.71 per share, on a diluted basis. Over the course of the year, we raised $432.1 million of new equity capital by issuing 18.4 million common shares at an average net cost of $23.41 per share. Primarily as a result of raising this new common equity, our book value per common share rose 15% from $14.54 per share to $16.75 per share. Our book value growth outpaced our earnings growth because we experienced a margin decline over the course of the year due to the costs associated with diversifying our funding sources and increasing our hedged position.

Asset Growth and Channel Mix

Our ability to raise new equity capital at a premium to book value combined with the high level of portfolio prepayments we experienced resulted in significant asset acquisition activity and growth during the year. We acquired $10.3 billion of ARM securities during 2003, 99.7% of which were rated High Quality by the Rating Agencies. We also continued to develop our “A” quality residential ARM loan origination business through approved correspondents and by directly originating ARM loans to retail customers. This source of ARM assets grew 75% in 2003 to $4.0 billion, up from $2.3 billion in 2002. We also acquired $1.3 billion of loans through bulk acquisitions as compared to $562.8 million during 2002. As a result of these ARM loan originations and acquisitions, as of the end of 2003, we owned $7.3 billion in ARM loans, which amounts to 38% of our total assets. During 2003, we also securitized $6.1 billion of our loans and either financed the retained securities with reverse repurchase agreements or issued CDOs as a form of permanent financing. We do not account for any of our ARM loan securitizations as sales. Of the securities created from our loans, 99% were rated High Quality by the Rating Agencies.

According to the Mortgage Bankers Association (MBA), in 2003, mortgage originations industry-wide reached an unprecedented $3.8 trillion, a 53% increase over the $2.5 trillion originated in 2002. This record activity was primarily the result of low interest rates, which provided borrowers an opportunity to refinance their mortgage debt. For 2004, the MBA is forecasting that overall residential loan originations will decline 47% to $2.0 trillion based on an assumption that refinancing activity will decline by 73%, generally as a result of higher interest rates and the belief that most people who had an opportunity to refinance have done so. The same forecast also estimates that residential ARM loan origination will only decline 25% in 2004, since, generally speaking, in higher interest rate environments, ARM products become more attractive relative to 30-year fixed rate mortgage products. Although the impact of this outlook is difficult to determine, management believes our loan origination volume will only decline by approximately 8% in 2004 to $3.7 billion. We believe we can continue to outperform industry trends in the near term because, in addition to our already competitive mortgage interest rates, our focus on ARM loans and our innovative product menu, we now have lending approval in 48 states and the District of Columbia versus 42 states at the end of 2002, and expect to obtain lending approval in the two remaining states by the first quarter of 2004. In addition, we have increased our network of approved and active correspondents to 129 from 93 a year ago, grown our internal sales force to help generate more loan production through correspondents, financial planners, corporate affinity groups and residential home builders, and are increasing our marketing budget from $2.1 million in 2003 to $4.0 million in 2004. We want to grow the percentage of originated assets in our portfolio, because they have proven to be more profitable for us than purchased mortgage assets. If we meet our $3.7 billion loan origination goal, and our other portfolio growth targets remain unchanged, 40% of our annual portfolio acquisitions in 2004 would come from originations, compared to 26% in 2003.

Funding Diversification

During 2003, we took several steps to diversify our funding sources. As of December 31, 2003, we had completed three CDO transactions in which we permanently financed $3.5 billion of ARM loans. In these transactions, we issue MBS to third party investors. These securities receive principal and interest payments from the ARM loans placed in a trust, and these financings have no further recourse to us. Unlike reverse repurchase agreement borrowings that are subject to margin calls, based on the change in fair value of the collateral or changes in margin requirements, CDOs are not subject to any margin calls. A typical reverse repurchase agreement borrowing requires between 4% and 5% of initial capital plus an additional capital reserve in order to meet any margin calls. As a result, we have developed a policy to maintain no less than 8% of capital against our assets financed with recourse debt, which includes a combination of our reverse repurchase agreement borrowings and our whole loan financing lines. To the extent we have been able to fund a portion of our balance sheet with CDOs, we have reduced our capital requirement dramatically and can utilize that freed up capital to acquire additional ARM assets. As of December 31, 2003, the $3.1 billion of CDO financing outstanding required approximately 2% of equity capital, freeing up approximately $185 million of capital for the acquisition of approximately $1.3 billion of additional ARM assets. During 2003, we also issued $255 million of Senior Notes, maturing on May 15, 2013. We consider the Senior Notes another form of long-term capital and utilized the proceeds to acquire additional Hybrid ARM assets.

Credit Quality

We acquire excellent credit quality ARM assets and securitize the ARM loans we originate and acquire because these strategies create significant portfolio liquidity and allow us to easily finance our portfolio, and, if necessary, to easily sell assets in the secondary market. As of December 31, 2003, 96.3% of our ARM asset portfolio was High Quality as compared to 91.8% as of December 31, 2002. Many of our High Quality ARM assets consist of ARM loans that we have either securitized for our own portfolio or have placed in a trust to facilitate our CDO financings. Regardless, we retain the risk of potential credit losses on these loans. Importantly, we did not experience any credit losses on ARM loans during 2003 and have only experienced $174 thousand in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, and property appraisal methods and policies, we also recognize that our portfolio was, on average, only approximately 16 months old. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss allowance of $8.0 million as of December 31, 2003 based on industry loss experience on similar loans.

Interest Rate Risk Management

We continue our strategy of hedging our financing cost such that we maintain a net duration of our Hybrid ARM assets, related borrowings and Hybrid Hedging Instruments of less than one year. As of the end of 2003, we had entered into Swap Agreements and Eurodollar Transactions with a current notional balance of $12.5 billion and a delayed Swap Agreement with a notional balance of $270 million that became effective in February 2004. Additionally, we had Cap Agreements with a current notional balance of $2.3 billion. As a result, as of December 31, 2003, we measured the net duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid Hedging Instruments as approximately 3.4 months. Although we have experienced a declining interest rate environment since January 2001, we continue to employ a matched funding strategy as we acquire Hybrid ARM assets in order to ensure stable earnings during periods of rising interest rates. In essence, as we acquire ARM assets, we attempt to “lock-in” a spread that is expected to provide a total return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM assets, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties of our ARM assets, there is no sure way to “lock-in” a spread between the yield on our ARM assets and the related borrowing. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See a discussion of Effects of Interest Rate Changes on page 46 and a discussion of Risk Factors beginning on page 15.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During 2003, our operating expenses as a percent of average assets were 0.42%, compared to 0.45% during 2002. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other intermediaries. We also use web-based marketing and a third party call center so we do not have a retail branch network or commissioned loan officers. We also do not acquire loans through mortgage brokers. In addition, we have developed other strategic partnerships that provide outsourced services to our customers in the name of Thornburg Mortgage that are based on a variable cost model. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate significant risks normally associated with mortgage origination and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to invest primarily in Agency, AAA, AA or “A” quality ARM loans. This strategy has resulted in very low credit losses, a very liquid and readily financeable portfolio, and a portfolio that has had low price volatility as compared to a portfolio of 30-year fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume.

The increase in our earnings in 2003 compared to prior periods can be attributed to a number of factors, including selling additional shares of common stock at a premium to book value and increasing our use of capital relative to the amount of common equity outstanding through the use of CDOs and Senior Notes as discussed above. Although we experienced a decline in our net interest spread from 1.58% during 2002 to 1.39% during 2003, we generated $76.0 million more in net interest income due to the growth in our capital. This capital growth led to an expansion of our balance sheet, and our ability to more efficiently use shareholders’ equity. The decline in our net interest spread is partially the result of the additional interest rate cost of CDOs compared to reverse repurchase agreement borrowings and the interest rate on the Senior Notes. The interest rate on CDO transactions, including the cost of issuing the CDOs, was approximately 0.30% higher during 2003 compared to the average cost of our reverse repurchase agreement borrowings, which had a 0.03% impact on increasing our average cost of funds. The effective cost of the Senior Notes during 2003 was 8.51%, which increased our average cost of funds by 0.07%. See further discussion of the change in our interest rate spreads in “Results of Operations - 2003 compared to 2002 and 2001,” beginning on page 39.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with recent SEC guidance, those material accounting policies and estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and discussed below.

•	Fair Value. We record our ARM securities, commitments to purchase ARM loans from correspondent lenders and Hybrid Hedging Instruments at fair value. The fair values of our ARM securities and Hybrid Hedging Instruments are generally based on market prices provided by certain dealers who make markets in these financial instruments or third party pricing services. If the fair value of an ARM security, Hybrid Hedging Instrument or other financial instrument is not reasonably available from a dealer or a third party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hybrid Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Loan Loss Reserves on ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our allowance for loan loss reserves of using different assumptions (dollars in thousands):

Increase (Decrease)
Changed Assumption	in Loan Loss Reserve

Default assumption increased by 10%	$1,311
Default assumption decreased by 10%	$(1,239)
Loss severity assumption increased by 5%	$1,531
Loss severity assumption decreased by 5%	$(1,531)

The purpose of this analysis is to provide an indication of the impact defaults and loss severity assumptions have on our estimate of the allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

•	Basis Adjustments on ARM securities. Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in pools of high-quality, first lien residential mortgage loans. As a result of these characteristics, we generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit and interest rate exposure. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security.

•	Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Financial Condition

     Asset Quality

At December 31, 2003, we held total assets of $19.1 billion, $18.9 billion of which consisted of ARM assets. That compares to $10.5 billion in total assets and $10.3 billion of ARM assets at December 31, 2002. Since commencing operations, we have purchased either ARM securities (backed by Agency Securities or privately-issued MBS) or ARM loans generally originated to “A” quality underwriting standards. At December 31, 2003, 96.1% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following table presents a schedule of ARM assets owned at December 31, 2003 and December 31, 2002 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories.

ARM Assets by Issuer and Credit Rating
(Dollar amounts in thousands)

	December 31, 2003			December 31, 2002

	Carrying		Portfolio	Carrying		Portfolio
	Value		Mix	Value		Mix

High Quality:
Agency Securities	$2,323,974		12.3%	$2,682,555		26.0%
Privately Issued MBS:
AAA/Aaa Rating	15,398,038	(1)	81.7	6,409,860	(2)	62.0
AA/Aa Rating	436,184		2.3	394,096		3.8

Total Privately Issued MBS	15,834,222		84.0	6,803,956		65.8

Total High Quality	18,158,196		96.3	9,486,511		91.8

Other Investment:
Privately Issued MBS:
A Rating	111,082		0.6	63,198		0.6
BBB/Baa Rating	43,787		0.2	31,657		0.3
BB/Ba Rating and Below	49,846	(1)	0.3	44,060	(2)	0.4
ARM loans pending securitization	497,248		2.6	709,887		6.9

Total Other Investment	701,963		3.7	848,802		8.2

Loan Loss Reserves	(7,993)		(0.0)	(100)		(0.0)

Total ARM Portfolio	$18,852,166		100.0%	$10,335,213		100.0%

(1)	As of December 31, 2003, the AAA Rating category includes $3.1 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $6.1 million and unrated subordinated interest-only certificates retained in the amount of $18.0 million. The subordinated interest-only certificates are included in the BB/Ba Rating and below category.

(2)	As of December 31, 2002, the AAA Rating category includes $261.3 million of ARM loans collateralizing CDOs that have been credit enhanced to AAA by a combination of an insurance policy purchased from a third party and an unrated subordinated certificate retained in the amount of $31.7 million as of December 31, 2002. The subordinated certificate is included in the BB/Ba Rating and below category.

As of December 31, 2003, 12 of the 10,223 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $3.5 million. At December 31, 2003, the ARM loan portfolio included one real estate-owned property totaling approximately $140.3 thousand that we acquired as a result of foreclosure procedures. The average original effective loan-to-value ratio on the delinquent loans and the acquired property was 63.1%. We believe that our current level of basis adjustments and allowance for loan losses is adequate to cover estimated losses from these loans and this property.

     ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM loan portfolio as of December 31, 2003. This information pertains to loans held for securitization, loans held as collateral for CDOs and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $7.3 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low

Original loan balance	$455,352	$7,875,000	$26,000
Unpaid principal balance	$446,998	$7,875,000	$378
Coupon rate on loans	4.33%	9.13%	1.51%
Pass-through rate	4.18%	8.60%	1.49%
Pass-through margin	1.91%	4.73%	0.23%
Lifetime cap	10.42%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	346	479	30

Geographic distribution (top 5 states):
California	26.6%
Georgia	11.8
Colorado	7.4
New York	7.3
Florida	6.5

Occupancy status:
Owner occupied	83.8%
Second home	12.5
Investor	3.7

Documentation type:
Full/Alternative	91.8%
Other	8.2

Loan purpose:
Purchase	34.7%
Cash out refinance	29.9
Rate & term refinance	35.4

Original effective loan-to-value:
80.01%-and over (2)	3.0%
70.01%-80.00%	41.5
60.01%-70.00%	24.5
50.01%-60.00%	13.1
50.00% or less	17.9

Weighted average effective original loan-to-value:	65.3%

Property type:
Single-family	85.0%
Condominium	9.7
Other residential	5.3

ARM Loan type:
Traditional ARM loans	30.2%
Hybrid ARM loans	69.8

ARM Interest Rate Caps:
Initial Cap on Hybrid loans:
3.00% or less	3.6%
3.01%-4.00%	20.3
4.01%-5.00%	61.0
5.01%-6.00%	15.1

Periodic Cap on Traditional ARM loans:
None	44.0%
1.00% or less	47.7
Over 1.00%	8.3

Percent of interest only loan balances:	84.6%
Weighted average length of interest only period:	8.2 years

FICO scores:
801 and over	2.5%
751 to 800	42.2
701 to 750	33.9
651 to 700	18.4
650 or less	3.0

Weighted average FICO score	737 (1)

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(2)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of December 31, 2003, we serviced $4.7 billion of our loans and had 10,223 customer relationships. We hold all of the loans that we service in our portfolio in the form of ARM securities or loans to be securitized for our portfolio.

     Asset Repricing Characteristics

The following table classifies our portfolio of ARM and short-term mortgage assets by type of interest rate index and frequency of repricing.

ARM Mortgage Assets by Index and Repricing Frequency
(Dollar amounts in thousands)

	December 31, 2003		December 31, 2002

	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix

Traditional ARM assets:
Index:
One-month LIBOR	$598,989	3.2%	$576,837	5.6%
Six-month LIBOR	1,777,494	9.4	834,709	8.1
One-year Constant Maturity Treasury	1,079,970	5.7	1,095,945	10.6
Other	124,440	0.7	359,605	3.4

	3,580,893	19.0	2,867,096	27.7

Hybrid ARM assets:
Remaining fixed period:
Within 1-5 years	12,691,728	67.3	6,859,456	66.4
Over 5 years	2,587,538	13.7	608,761	5.9

	15,279,266	81.0	7,468,217	72.3
Loan Loss Reserves	(7,993)	(0.0)	(100)	(0.0)

	$18,852,166	100.0%	$10,335,213	100.0%

The ARM portfolio had a current weighted average coupon of 4.38% at December 31, 2003. This consisted of a weighted average coupon of 4.35% on the hybrid portion of the portfolio and a weighted average coupon of 3.77% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.28%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been 3.26%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset. The average interest rate on the ARM portion of the portfolio is expected to decrease during 2004 until it reaches the “fully indexed” rate.

As of December 31, 2002, the ARM portfolio had a weighted average coupon of 4.99%. This consisted of a weighted average coupon of 5.23% on the hybrid portion of the portfolio and a weighted average coupon of 4.27% on the rest of the portfolio. If the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of the ARM portfolio would have been 4.82%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 2003, the current yield of the ARM assets portfolio was 4.04%, compared to 4.63% as of December 31, 2002. The decrease in the yield of 59 basis points as of December 31, 2003, compared to December 31, 2002, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 61 basis points. This decline in the average interest rate coupon was partially offset by a lower level of net premium amortization, which had the effect of increasing the yield by 2 basis points. The current yield includes the impact of the amortization of applicable premiums and discounts and the impact of principal payment receivables.

     Interest Rate Risk Management

Our ARM asset portfolio had a weighted average term to the next repricing date of 3.7 years as of December 31, 2003, compared to 2.8 years as of December 31, 2002. The Traditional ARM portion of the portfolio had a weighted average term to the next repricing date of 85 days and the Hybrid ARM portion had a weighted average term to the next repricing date of 4.4 years at December 31, 2003. As of December 31, 2003, the Hybrid ARM portfolio comprised 81.0% of the total ARM portfolio, compared to 72.3% as of the end of 2002. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and Hybrid Hedging Instruments with maturities approximately matching the interest rate adjustment periods on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, our Hybrid ARM portfolio is financed with short-term borrowings that are hedged with Hybrid Hedging Instruments that fix the interest rate on those borrowings such that the net duration of the Hybrid ARM portfolio and the associated fixed-rate hedged borrowings is one year or less. Duration is a calculation expressed in months that measures the expected price change of financial instruments based on changes in interest rates. By maintaining a net duration of less than one year, which is our maximum duration policy limit, the combined price change of our Hybrid ARM portfolio, associated Hybrid Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2003, the net duration applicable to our Hybrid ARM portfolio was approximately 3.4 months.

As of December 31, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $12.5 billion. In addition, as of December 31, 2003, we had entered into one delayed Swap Agreement with a notional balance of $270 million that became effective in February 2004. As of December 31, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.1 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.02% and 3.74% at December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, ARM assets with a carrying value of $62.6 million, including accrued interest, and cash totaling $36.5 million collateralized the Swap Agreements. The net fair value of Swap Agreements at December 31, 2003 of ($85.5) million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million and is included in “Hedging instruments” on the balance sheet. As of December 31, 2003, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in “Accumulated other comprehensive loss” was a net loss of $93.2 million. We estimate that over the next twelve months, $43.8 million of these net unrealized losses will be reclassified from “Accumulated other comprehensive loss” to interest expense.

In 2003, we purchased Cap Agreements with current notional balances totaling $1.6 billion at a cost of $31.7 million in order to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs. These Cap Agreements had a remaining notional amount of $1.4 billion as of December 31, 2003. Included in the 2003 Cap Agreement purchases are Cap Agreements with start dates ranging from 2006 to 2008 and notional balances totaling $371.1 million at a cost of $2.6 million. The fair value of our Cap Agreements at December 31, 2003 was $25.4 million and is included in “Hedging instruments” on the balance sheet. The unrealized loss on these Cap Agreements of $6.3 million is included in “Accumulated other comprehensive loss.” Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.61% and average 3.81%. The Cap Agreements had an average maturity of 5.2 years as of December 31, 2003. The initial aggregate notional amount of the Cap Agreements declines over the period of the agreements, which expire between 2006 and 2013.

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. As of December 31, 2003, our Traditional ARM assets had an average lifetime interest rate cap of 11.54%, far exceeding the current level of interest rates. At December 31, 2003, these Cap Agreements had a remaining notional balance of $841.3 million with an average final maturity of eight months, compared to a remaining notional balance of $1.8 billion with an average final maturity of one year at December 31, 2002. At December 31, 2003, the fair value of these Cap Agreements was $9.0 thousand compared to a fair value of $84.7 thousand as of December 31, 2002. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 6.00% to 12.00% and average approximately 10.50%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements for Traditional ARM assets at this time, but will reevaluate this policy on an ongoing basis. We do not currently apply hedge accounting to our Cap Agreements that are used to manage the interest rate risk on our assets with contractual lifetime interest rate caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings.

During the fourth quarter of 2003, we entered into Eurodollar Transactions to manage interest rate risk associated with commitments to originate ARM loans. We refer to these Eurodollar Transactions as “Pipeline Hedging Instruments” and do not currently apply hedge accounting to them. Therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain on ARM assets on the Consolidated Statement of Operations as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments recorded pursuant to SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

On December 11, 2003, the SEC staff announced that it will soon release a Staff Accounting Bulletin (“SAB”) that will require all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options that would be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. This SAB is intended to eliminate the current diversity in practice that exists related to the accounting for loan commitments. As a result of this announcement, we will cease the recognition of mark-to-market gains on our loan commitments effective April 1, 2004 and will implement the new guidance provided by the SAB upon its effective date. Based on our current understanding of the SEC comments regarding the expected SAB and our anticipated ability to hedge our interest rate lock commitments, we do not believe the impact of the adoption of this new policy will have a material impact on our balance sheet or results of operations

     Asset Acquisitions

During the year ended December 31, 2003, we purchased $10.3 billion of ARM securities, 100.0% of which were High Quality assets and $5.3 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during 2003, 92.3% were Hybrid ARM assets and 7.7% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for 2003, 2002 and 2001:

ARM Asset Acquisitions
(Dollar amounts in thousands)

	2003	2002	2001

ARM securities:
Agency Securities	$953,172	$3,042,122	$1,657,004
High Quality, privately issued	9,276,029	3,537,400	959,096
Other privately issued	30,421	—	54,462

	10,259,622	6,579,522	2,670,562

ARM Loans:
Bulk acquisitions	1,316,324	562,809	595,027
Correspondent originations	3,440,151	1,906,499	482,166
Direct retail originations	564,461	379,785	108,084

	5,320,936	2,849,093	1,185,277

Total acquisitions	$15,580,558	$9,428,615	$3,855,839

Since 1997, we have emphasized acquiring ARM assets at substantially lower prices relative to par in order to reduce the potential impact on our earnings as a result of rapid prepayments. In doing so, the average premium paid for ARM assets acquired in 2003 and 2002 was 1.01% and 0.86%, of par, respectively, as compared to 3.29% of par in 1997. In part, as a result of this strategy, the book price of our ARM assets, excluding unrealized gains and losses, was 101.16% of par as of December 31, 2003, down from 102.77% of par as of the end of 1997. This is a non-GAAP measurement that provides the average amount of cash we have paid, net of amortization we have expensed, for the assets we hold in our ARM portfolio as a percentage of par. We amortize all premiums and discounts over the expected life of the ARM assets. However, our ARM assets can be paid off at any time, which could result in accelerated amortization. That is why we provide this non-GAAP measurement. The corresponding GAAP measurement of book price, including unrealized losses of $42.7 million and $12.5 million at December 31, 2003 and December 31, 1997, respectively, was 100.93% at December 31, 2003, compared to 102.49% at December 31, 1997.

As of December 31, 2003, we had commitments to purchase $602.4 million of ARM securities and $447.5 million of ARM loans through origination channels.

     Securitization Activity

During 2003, we securitized $6.1 billion of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market or by enabling us to issue floating-rate CDOs that represent permanent financing and are not subject to margin calls. While TMHL transferred substantially all of the ARM loans to separate bankruptcy-remote legal entities, on a consolidated basis: (i) our securitizations are not accounted for as sales and (ii) we retain economic interest and risk with regard to the loans. All discussions relating to securitizations in this Form 10-K are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are our wholly-owned subsidiaries. Of the loans that we securitized during 2003, 99.9% of our resulting investment was rated at least Investment Grade and 0.1% of our investment was rated below Investment Grade and provided credit support to the Investment Grade securities.

     Prepayment Experience

For the quarter ended December 31, 2003, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 29%, compared to 37% for the quarter ended December 31, 2002 and 39% for the quarter ended September 30, 2003. The constant prepayment rate averaged approximately 33% during the full year of 2003 compared to 32% during 2002. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2003, we had unencumbered assets of $483.5 million, consisting of unpledged ARM assets and cash and cash equivalents. Our principal sources of liquidity are the reverse repurchase agreement market, the issuance of CDOs, whole loan financing facilities as well as principal and interest payments from ARM assets. The reverse repurchase agreement market is a $6 trillion market that has been a readily available source of financing for mortgage assets, particularly those rated AA or better. There is also a robust market for AAA-rated CDOs of the type that we issue and this type of financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

     Sources of Funds

Our primary sources of funds for the year ended December 31, 2003 consisted of reverse repurchase agreements, floating-rate CDOs and whole loan financing facilities. Our other significant sources of funds for the year ended December 31, 2003 consisted primarily of payments of principal and interest from our ARM assets and the proceeds from the issuance of Senior Notes. In the future, we expect our primary sources of funds to remain the same.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on December 31, 2003, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at December 31, 2003, had a weighted average effective cost of 1.27%. The reverse repurchase agreements had a weighted average remaining term to maturity of 4.9 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 2.3 years. As of December 31, 2003, $13.5 billion of these borrowings were variable rate term reverse repurchase agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. Additionally, 1.1% of our ARM securities are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates or performance of credit support, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the year ended December 31, 2003. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

During 2003, we completed three CDO transactions in which we permanently financed $3.5 billion of mortgage loans from our ARM loan portfolio. In these transactions, we issued AAA and AA rated floating-rate MBS to third party investors. Such a structure enables us to use our capital more efficiently because the capital required to support these financings is less than the amount required by our policy to support the same amount of financings in the reverse repurchase agreement market and these transactions represent permanent financing of these loans that are not subject to future margin calls. At December 31, 2003, we had $3.1 billion of CDOs outstanding at an effective cost of 1.59%.

As of December 31, 2003, we had entered into four whole loan financing facilities. The first whole loan financing facility has a committed borrowing capacity of $600 million and an uncommitted capacity of $100 million and matures in November 2004. The second financing facility has a committed borrowing capacity of $300 million and matures in March 2004. The third financing facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $250 million and matures in March 2004. The fourth facility has a committed borrowing capacity of $150 million and matures in September 2004. We expect to renew these facilities in the ordinary course of business. As of December 31, 2003, we had $369.3 million borrowed against these whole loan financing facilities at an effective cost of 2.32%.

     Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and equity capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, which we must maintain at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (typically 30 days), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated, because CDO financings represent permanent non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, referred to as “Accumulated other comprehensive loss” from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the 8% to 10% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Further, because we treat our Senior Notes as a substitute form of equity capital, our asset base is expected to grow even further.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)	December 31, 2003	December 31, 2002

Assets	$19,118,799	$10,512,932
Adjustments:
Net unrealized loss (gain) on ARM securities	42,717	(44,682)
Net unrealized gain on hedging instruments	(8,655)	—
ARM loans collateralizing CDOs	(3,146,961)	(289,783)
Cap agreements	(31,692)	—

Adjusted assets	$15,974,208	$10,178,467

Shareholders’ equity	$1,239,104	$833,042
Adjustments:
Accumulated other comprehensive loss	142,778	105,254
Equity supporting CDOs:
CDOs	3,114,047	255,415
ARM loans collateralizing CDOs	(3,146,961)	(289,783)
Cap agreements	(31,692)	—

	(64,606)	(34,368)
Senior notes	251,080	—

Adjusted shareholders’ equity	$1,568,356	$903,928

Adjusted equity-to-assets ratio	9.82%	8.88%

GAAP equity-to-assets ratio	6.48%	7.92%

Ratio of historical equity plus Senior Notes to historical assets	8.53%	8.96%

Estimated total risk-based capital /risk-weighted assets	26.26%	34.05%

The above table also presents three alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is our GAAP equity-to-assets ratio, a calculation that simply divides total equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and hedging instruments deemed to be less important to the long-term operating nature of our business, since our assets are not for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and hedging instruments. This ratio has declined since December 31, 2002 due to the use of CDO financing that allows us to acquire additional assets against the equity capital that is freed up as a result of entering into these permanent financing transactions, and the fact that we treat our unsecured debt as an alternative form of equity capital.

The second alternative capital utilization measurement is the ratio of historical equity plus Senior Notes to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and hedging instruments included in “Accumulated other comprehensive loss”. This calculation also includes Senior Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain on hedging instruments in the table above by the sum of shareholder’s equity and Senior Notes in the table above. We monitor this ratio in order to have a complete picture of the relationship between our total asset and long-term capital position.

The third alternative capital utilization measurement is a calculation of estimated total risk-based capital divided by risk-weighted assets, a regulatory calculation required to be made by banks and savings and loan institutions that complies with Federal Reserve Board capital requirements. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the 8% bank and savings and loan regulatory minimum for qualification as “well-capitalized”.

     Equity Transactions

During the year ended December 31, 2003, we issued 5,906,968 shares of common stock through “at-market” transactions under controlled equity offering programs and received net proceeds of $143.0 million.

In February 2003, we completed a public offering of 3,473,500 shares of common stock and received net proceeds of $65.9 million. In August 2003, we completed a public offering of 4,000,000 shares of common stock and received net proceeds of $104.6 million.

During the year ended December 31, 2003, we issued 5,081,457 shares of common stock under the DRSPP and received net proceeds of $118.6 million.

     Off-Balance Sheet Commitments

As of December 31, 2003, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities – agency	$301,266
ARM securities – private high quality	301,125
ARM loans – correspondent originations	396,000
ARM loans – direct originations	51,451

$1,049,842

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $2.6 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of December 31, 2003, we had delivered cash and ARM assets with a carrying value totaling $10.0 million as collateral in connection with these transactions.

     Contractual Obligations

As of December 31, 2003, we had the following contractual obligations (dollar amounts in thousands):

	Payments Due by Period

		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years

Reverse repurchase agreements	$13,926,858	$13,821,383	$105,475	$—	$—
CDOs (1)	3,114,047	7,534	16,647	34,905	3,054,961
Whole loan financing facilities	369,343	369,343	—	—	—
Senior Notes	251,080	—	—	—	251,080
Purchase commitments	1,049,842	1,049,842	—	—	—

Total (2)	$18,711,170	$15,248,102	$122,122	$34,905	$3,306,041

(1)	Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheet includes a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations - 2003 Compared to 2002 and 2001

The table below presents our net income and Basic and Diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

	For the year ended December 31,

	2003	2002	% Change	2001	% Change

Net income	$176,504	$120,016	47.1%	$58,460	105.3%
Earnings per share (Basic)	2.73	2.60	5.0%	2.09	24.4%
Earnings per share (Diluted)	2.71	2.59	4.6%	2.09	23.9%

The table below highlights the historical trend in the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

									ROE in
								10-Year	Excess of
	Net	G & A					Net	US	10-Year
For the	Interest	Expense	Mgmt	Incentive	Other	Preferred	Income/	Treasury	US Treas.
Year	Income/	(1)/	Fee/	Fee/	(2)/	Dividend/	Equity	Average	Average
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)	Yield	Yield

Dec 31, 2001	25.39%	2.10%	1.58%	2.16%	0.71%	2.15%	16.69%	5.02%	11.67%
Dec 31, 2002	24.61%	1.88%	1.22%	2.73%	0.08%	1.04%	17.66%	4.62%	13.05%
Dec 31, 2003	23.39%	2.02%	1.15%	2.79%	(0.21)%	0.33%	17.31%	4.02%	13.29%

(1)	General and administrative (“G & A”) expense excludes management and performance fees and is net of fee income.

(2)	Other includes gain on ARM assets, hedging expense and provision for credit losses.

Our return on equity declined slightly in this past year compared to the prior year primarily because the yield on our ARM asset portfolio reflects the prepayment of higher yielding assets in a declining interest rate environment and we experienced higher costs of funds on our borrowings due to the addition of Hybrid Hedging Instruments on Hybrid ARM assets. The decline in our net interest spread was partially offset by more effective use of capital. Our return on equity increased from 2001 to 2002 primarily because our net interest income improved due to lower cost of funds on our borrowings and because the yield on our ARM asset portfolio benefited from the acquisition of ARM assets at average prices closer to par which replaced lower yielding ARM assets that paid off.

The following table presents the components of our net interest income for the years ended December 31, 2003, 2002 and 2001:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	2003	2002	2001

Coupon interest income on ARM assets	$621,456	$419,456	$299,911
Amortization of net premium	(35,076)	(19,229)	(22,696)
Cash and cash equivalents	3,235	1,740	1,379

Interest income	589,615	401,967	278,594

Reverse repurchase agreements	150,985	135,346	146,577
CDOs	18,873	8,436	26,000
Whole loan financing facilities	16,904	11,260	—
Senior Notes	10,798	—	9,459
Interest rate swaps	158,102	88,996	17,793

Interest expense	355,662	244,038	199,829

Net interest income	$233,953	$157,929	$78,765

As presented in the table above, our net interest income increased by $76.0 million in 2003 compared to 2002. The change from 2002 to 2003 was attributable to a $187.6 million increase in interest income primarily due to an increased asset base, partially offset by a $111.6 million increase in interest expense. Included in this increase in interest expense is a $69.1 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Our net interest income was $79.2 million higher during 2002 compared to 2001. The change was attributable to a $123.4 million increase in interest income primarily due to an increased asset base, partially offset by a $44.2 million increase in interest expense. Hybrid ARM assets totaled $15.3 billion and $7.5 billion at December 31, 2003 and 2002, respectively.

The following table presents the average balances for each category of our interest earning assets as well as our interest bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table
(Dollar amounts in thousands)

	For the years ended December 31,

	2003		2002		2001

	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest Earning Assets:
ARM assets	$14,266,035	4.11%	$8,303,133	4.82%	$4,657,324	5.95%
Cash and cash equivalents	300,460	1.08	99,285	1.75	48,487	2.84

	14,566,495	4.05	8,402,418	4.78	4,705,811	5.92

Interest Bearing Liabilities:
Reverse repurchase agreements	11,247,005	2.75	6,886,784	3.26	3,544,267	4.64
CDOs	1,151,669	1.64	332,726	2.54	524,773	4.95
Whole loan financing facilities	850,356	1.99	407,234	2.77	202,188	4.68
Senior Notes	126,862	8.51	—	—	—	—

	13,375,892	2.66	7,626,744	3.20	4,271,228	4.68

Net Interest Earning Assets and Spread	$1,190,603	1.39%	$775,674	1.58%	$434,583	1.24%

Yield on Net Interest Earning Assets (1)		1.61%		1.88%		1.67%

(1)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Years Ended December 31,			Years Ended December 31,
	2003 versus 2002			2002 versus 2001

	Rate	Volume	Total	Rate	Volume	Total

Interest Income:
ARM assets	$(58,942)	$245,095	$186,153	$(52,723)	$175,735	$123,012
Cash and cash equivalents	(672)	2,167	1,495	(529)	890	361

	(59,614)	247,262	187,648	(53,252)	176,625	123,373

Interest Expense:
Reverse repurchase agreements	(35,083)	119,828	84,745	(48,913)	108,885	59,972
CDOs	(2,983)	13,420	10,437	(12,695)	(4,869)	(17,564)
Whole loan financing facilities	(3,165)	8,809	5,644	(3,868)	5,669	1,801
Senior Notes	—	10,798	10,798	—	—	—

	(41,231)	152,855	111,624	(65,476)	109,685	44,209

Net interest income	$(18,383)	$94,407	$76,024	$12,224	$66,940	$79,164

Net interest income increased by $76.0 million from 2002 to 2003. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.05% during 2003 from 4.78% during 2002, a decrease of 73 basis points, and our cost of funds decreasing to 2.66% from 3.20% during the same time period, a decrease of 54 basis points, there was a net unfavorable rate variance of $18.4 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $59.6 million, partially offset by a favorable rate variance on borrowings in the amount of $41.2 million. The increased average size of our portfolio during 2003 compared to 2002 increased net interest income in the amount of $94.4 million. The average balance of our interest-earning assets was $14.6 billion during 2003, compared to $8.4 billion during 2002 — an increase of 73.8%.

The increased average size of our portfolio during 2002 compared to 2001 increased net interest income in the amount of $66.9 million. The potential volatility in the rate variance is reduced through our use of Hybrid Hedging Instruments and the net improvement in interest income is primarily a result of the benefits resulting from the ARM asset investments we have made with proceeds from the issuance of additional common equity. As a net result of the yield on our interest-earning assets decreasing to 4.78% during 2002 from 5.92% during 2001 and our cost of funds decreasing to 3.20% from 4.68%, our net interest income increased by $79.2 million from 2002 to 2001. This was primarily due to a favorable rate variance on borrowings that increased net interest income by $65.5 million, partially offset by an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets in the amount of $53.3 million. The average balance of our interest-earning assets was $8.4 billion during 2002, compared to $4.7 billion during 2001 — an increase of 78.5%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable year end:

Components of Net Interest Spread and Yield on Net Interest Earning Assets (1)
(Dollar amounts in millions)

							Yield on
	Average	Historical		Yield on			Net
For the	Interest	Weighted	Yield	Interest		Net	Interest
Year	Earning	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	ment (2)	Assets	Funds	Spread	Assets

Dec 31, 2001	$4,706	6.71%	0.79%	5.92%	4.68%	1.24%	1.67%
Dec 31, 2002	$8,402	5.24%	0.46%	4.78%	3.20%	1.58%	1.88%
Dec 31, 2003	$14,566	4.56%	0.51%	4.05%	2.66%	1.39%	1.61%

(1)	Yield on Net Interest Earning Assets is computed by dividing net interest income by the average daily balance of interest earning assets during the year.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

		Impact of
For the	Premium/	Principal		Total
Year	Discount	Payments		Yield
Ended	Amortization	Receivable	Other (1)	Adjustment

Dec 31, 2001	0.59%	0.16%	0.04%	0.79%
Dec 31, 2002	0.29%	0.13%	0.04%	0.46%
Dec 31, 2003	0.32%	0.14%	0.05%	0.51%

(1)	Other includes the impact of interest earning cash and cash equivalents and restricted cash.

We recorded hedging expense during 2003 of $692.8 thousand. At December 31, 2003, the fair value of our Cap Agreements was $9.0 thousand compared to a fair value of $84.7 thousand as of December 31, 2002, a decrease in fair value of $75.7 thousand. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense. Additionally, during 2003, we incurred hedging expenses of $20.4 thousand related to Eurodollar Transactions and we also reclassified to earnings $596.7 thousand of the transition adjustment recorded in “Accumulated other comprehensive loss” on January 1, 2002, in connection with the implementation of FAS 133. For the year 2002, we recorded hedging ineffectiveness in the amount of $850.9 thousand, hedging expenses of $32.4 thousand related to Eurodollar Transactions and reclassified to earnings $542.5 thousand of the transition adjustment, for total hedging expense of $1.4 million.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174.0 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of December 31, 2003, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 38.9% of our portfolio of ARM assets or $7.3 billion. During the year ended December 31, 2003, we recorded loan loss provisions totaling $3.1 million to reserve for estimated credit losses on loans. No provision was recorded in 2002, while a provision of $653.3 thousand was recorded in 2001.

We recorded a net gain on ARM assets of $6.0 million during 2003. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910.5 thousand gain upon the maturity of a collateralized bond obligation, a $1.5 million gain on ARM assets sold and an unrealized gain net of pipeline hedging of $905.0 thousand on loans expected to be purchased from correspondent lenders and bulk sellers at December 31, 2003. During 2002, we sold $702.0 million of ARM assets for a net gain of $5.8 million and terminated two Swap Agreements at a loss of $4.9 million.

As a REIT, we are required to declare dividends amounting to at least 85% of each year’s taxable income by the end of each calendar year and to declare dividends amounting to at least 90% of our taxable income for each year by the time we file our applicable tax return. Therefore, we generally pass through substantially all of our earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 2003, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. The following table provides a reconciliation between our earnings as reported based on generally accepted accounting principles and our taxable income before our common dividend deduction:

Reconciliation of Reported Net Income to Taxable Net Income
(Dollar amounts in thousands, except per share amounts)

	For the Years Ended December 31,

	2003	2002	2001

Net income	$176,504	$120,016	$58,460
Additions:
Provision for credit losses, net	479	—	630
Long-term incentive plan expense	9,923	4,144	180
Issuance of CDOs	821	—	—
Deductions:
Dividend on Series A Preferred Shares	(3,340)	(6,679)	(6,679)
Hedging instruments, net	(2,363)	27	(53)
Gain on purchase loan commitments	(2,317)	—	—
Payments under long-term incentive plan	(1,029)	(186)	(9)
Actual credit losses on ARM assets	—	(292)	(198)
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	(312)	(846)	—
Other	(117)	6	430

Taxable net income available to common shareholders	$178,249	$116,190	$52,761

Taxable net income available to common shareholders per share	$2.81	$2.67	$2.13

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

	Management Fee &			Total
For the	Other Expenses/	TMHL	Performance Fee/	G & A Expense/
Year Ended	Average Assets	Operations	Average Assets	Average Assets

Dec 31, 2001	0.17%	0.07%	0.14%	0.38%
Dec 31, 2002	0.17%	0.07%	0.21%	0.45%
Dec 31, 2003	0.17%	0.06%	0.19%	0.42%

The most significant single increase to our operating expenses in 2003 was the $10.4 million increase in the performance-based fee that the Manager earned as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee of $27.9 million for 2003 was 20.10%, whereas the threshold, the average 10-year treasury rate plus 1%, was 4.02%.

The remaining $13.1 million increase in operating expenses from 2002 to 2003 related primarily to increased base management fees, expanded operations of TMHL, expenses associated with our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), and other corporate matters. The base management fee paid to the Manager increased $3.7 million due to our increased average shareholders’ equity, TMHL’s operations increased $2.2 million, and our issuance of DERs and PSRs together with our improved stock price accounted for $5.8 million of the increase.

The most significant single increase to our expenses from 2001 to 2002 was the performance-based fee increase of $10.8 million that the Manager earned as a result of our achieving a return on shareholder equity in excess of the threshold as defined in the Management Agreement. Our return on equity prior to the effect of the performance-based fee of $17.5 million for 2002 was 19.61%, whereas the threshold, the average 10-year treasury rate plus 1%, averaged 5.62% during 2002. The Manager earned a performance-based fee in the amount of $6.7 million in 2001. The expense of our long-term incentive awards increased by $2.7 million from 2001 to 2002, primarily due to the improvement in our stock price and the increase in our dividend. Our other expenses increased by $3.4 million from 2001 to 2002, primarily due to the operations of TMHL and other corporate matters. The operations of TMHL accounted for $3.0 million of this increase.

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

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk. Rather, our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix, and prepayment activity.

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years – a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2003. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of December 31, 2003.

The use of Hybrid Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Net Portfolio Duration
December 31, 2003

	Base Case		Parallel +100 bps		Parallel +200 bps

Assets:
Traditional ARMs	0.94	Years	1.10	Years	1.26	Years
Hybrid ARMs	2.24		2.49		2.63

Total ARM assets	2.07		2.31		2.45

Borrowings and hedges	(1.67)		(1.67)		(1.67)

Net portfolio duration	0.30	Years	0.43	Years	0.51	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 5.2 and 2.6 years respectively.

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

At December 31, 2003, based on the earnings simulation model, our potential earnings increase (decrease) from a parallel 100 and 200 basis point rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was 0.7% and (2.7%) of projected net income for the twelve months ended December 31, 2004, respectively, and (0.8%) and (4.8%) of projected net income for the twelve months ended December 31, 2005, respectively. All of these earnings projections result in earnings that are higher than the current level. The assumptions used in the earnings simulation model are inherently uncertain and as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At December 31, 2003, 7.3% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Interest rate changes can also affect the availability and pricing of ARM assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of ARM product volume may result in sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing our investment opportunities. The availability and fluctuations in the volume of ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces. To date, we have always been able to find sufficient investment and loan origination opportunities at attractive prices in all interest rate environments we have faced so that we have been able to generate positive earnings and grow our portfolio as appropriate.

The rate of prepayment on our mortgage assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. Increased prepayments would cause us to amortize the premiums paid for our mortgage assets faster, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

Conversely, the rate of prepayment on our mortgage assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Lastly, because we invest primarily in ARM assets, and a portion of such assets are purchased with shareholders’ equity, our earnings, over time, will tend to increase, after an initial short-term decline, following periods when short-term interest rates have risen, and decrease after an initial short-term increase, following periods when short-term interest rates have declined.

This is because the financed portion of our portfolio of ARM assets will, over time, reprice to a spread over our cost of funds, while the portion of our portfolio of ARM assets purchased with shareholders’ equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of December 31, 2003, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of December 31, 2003, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the caption “Market Risks” set forth on pages 44 through 45 in this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, the related notes and schedule to the financial statements, together with the Report of Independent Auditors thereon are set forth on pages F-3 through F-31 in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, during the quarter ended December 31, 2003, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003 pursuant to General Instruction G(3).

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of the Manager’s employees and all of our officers and directors. The Code is available on our website at www.thornburgmortgage.com. The Code is also available in print to anyone who requests it by writing to us at the following address:

Thornburg Mortgage, Inc. 150 Washington Avenue, Suite 302 Santa Fe, New Mexico 87501;

or by phoning us at (505) 989-1900.

We will disclose on our website any amendments to, or waivers from, any provision of the Code that applies to any of our directors or executive officers.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003 pursuant to General Instruction G(3).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003 pursuant to General Instruction G(3).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003 pursuant to General Instruction G(3).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2003 pursuant to General Instruction G(3).

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-10K:

Report of Independent Auditors;
Consolidated Balance Sheets as of December 31, 2003 and 2002;
Consolidated Income Statements for the years ended December 31, 2003, 2002 and 2001;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001;
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and
Notes to Consolidated Financial Statements.

2.	Schedules to Consolidated Financial Statements:

Consolidated financial statement schedule, Mortgage Loans on Real Estate, is included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

See “Exhibit Index”.

(b)	Reports on Form 8-K

The Company filed or furnished the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2003:

(i)	Current Report on Form 8-K, furnished on October 24, 2003, attaching the Company’s Press Release, dated October 20, 2003, announcing the Company’s earnings for the quarter ending September 30, 2003.

(ii)	Current Report on Form 8-K, filed on November 18, 2003, attaching the Company’s Press Release, dated November 17, 2003, announcing the Company’s intention to raise capital through an unregistered offering of $55 million of 10-year Senior Notes.

(iii)	Current Report on Form 8-K, filed on December 11, 2003, attaching the Company’s Press Release, dated December 2, 2003, announcing the Company’s completion of an unregistered offering of $55 million of 10-year Senior Notes

THORNBURG MORTGAGE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT AUDITORS

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2003

THORNBURG MORTGAGE, INC.
AND SUBSIDIARIES

Report of Independent Auditors

To the Board of Directors and Shareholders
Thornburg Mortgage, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, on January 1, 2001 the Company changed their accounting or derivative instruments.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 16, 2004, except for Note 11 as to
     which the date is February 23, 2004

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31

	2003	2002

ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities, net	$11,520,741	$6,640,312
ARM loans:
Securitized ARM loans, net	3,687,466	2,695,331
ARM loans collateralizing debt obligations, net	3,146,961	289,783
ARM loans held for securitization, net	496,998	709,787

ARM loans	7,331,425	3,694,901

ARM assets	18,852,166	10,335,213
Cash and cash equivalents	85,366	47,817
Restricted cash	51,600	74,403
Hedging instruments	40,356	—
Accrued interest receivable	73,702	47,435
Prepaid expenses and other	15,609	8,064

	$19,118,799	$10,512,932

LIABILITIES
Reverse repurchase agreements	$13,926,858	$8,425,729
Collateralized debt obligations (“CDOs”)	3,114,047	255,415
Whole loan financing facilities	369,343	589,081
Hedging instruments	113,518	142,531
Senior notes	251,080	—
Payable for assets purchased	—	202,844
Accrued interest payable	26,114	17,234
Dividends payable	47,350	32,536
Accrued expenses and other	31,385	14,520

	17,879,695	9,679,890

COMMITMENTS
SHAREHOLDERS’ EQUITY
Preferred stock: par value $.01 per share;
Series A 9.68% Cumulative Convertible shares, aggregate preference in liquidation $69,000; 0 and 2,760 shares authorized, issued and outstanding, respectively;	—	65,805
Series B Cumulative, 22 shares authorized, none issued and outstanding	—	—
Common stock: par value $.01 per share; 499,978 and 497,218 shares authorized, 73,985 and 52,763 shares issued and outstanding, respectively	740	528
Additional paid-in-capital	1,376,879	878,929
Accumulated other comprehensive loss	(142,778)	(105,254)
Notes receivable from stock sales	—	(7,437)
Retained earnings	4,263	471

	1,239,104	833,042

	$19,118,799	$10,512,932

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)

	Year ended December 31

	2003	2002	2001

Interest income from ARM assets and cash equivalents	$589,615	$401,967	$278,594
Interest expense on borrowed funds	(355,662)	(244,038)	(199,829)

Net interest income	233,953	157,929	78,765

Fee income	1,883	592	49
Gain on ARM assets, net	6,005	903	1
Hedging expense	(693)	(1,426)	(1,337)
Provision for credit losses	(3,137)	—	(653)
Management fee	(11,510)	(7,831)	(4,897)
Performance fee	(27,897)	(17,518)	(6,716)
Long-term incentive awards	(9,923)	(4,114)	(1,454)
Other operating expenses	(12,177)	(8,519)	(5,096)

Net income before cumulative effect of change in accounting principle	176,504	120,016	58,662
Cumulative effect of change in accounting principle	—	—	(202)

NET INCOME	$176,504	$120,016	$58,460

Net income	$176,504	$120,016	$58,460
Dividend on preferred stock	(3,340)	(6,679)	(6,679)

Net income available to common shareholders	$173,164	$113,337	$51,781

Basic earnings per share:
Net income	$2.73	$2.60	$2.09
Average number of shares outstanding	63,485	43,590	24,754

Diluted earnings per share
Net income	$2.71	$2.59	$2.09
Average number of shares outstanding	65,217	46,350	24,803

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Years Ended December 31, 2003
(Dollar amounts in thousands, except per share data)

				Accumulated	Notes
				Other	Receivable			Compre-
				Compre-	From	Retained		hensive
	Preferred	Common	Additional	hensive	Stock	Earnings/	Treasury	Income
	Stock	Stock	Paid-in Capital	Income (Loss)	Sales	(Deficit)	Stock	(Loss)	Total

Balance, December 31, 2000	$65,805	$221	$343,036	$(78,427)	$(5,318)	$(3,113)	$(4,666)		$317,538
Comprehensive income:
Net income						58,460		$58,460	58,460
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				71,392				71,392	71,392
Hedging Instruments:
Cumulative adjustment for change in accounting principle				(629)				(629)	(629)
Fair value adjustment, net of amortization				(28,902)				(28,902)	(28,902)

Comprehensive income								$100,321

Issuance of common stock		112	172,132		(2,677)		4,666		174,233
Interest and principal payments on notes receivable from stock sales			348		91				439
Dividends declared on preferred stock — $2.42 per share						(6,679)			(6,679)
Dividends declared on common stock — $2.00 per share						(53,194)			(53,194)

Balance, December 31, 2001	65,805	333	515,516	(36,566)	(7,904)	(4,526)	—		532,658
Comprehensive income:
Net income						120,016		$120,016	120,016
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				50,524				50,524	50,524
Hedging Instruments:
Fair value adjustment, net of amortization				(119,212)				(119,212)	(119,212)

Comprehensive income								$51,328

Issuance of common stock		195	363,108						363,303
Interest and principal payments on notes receivable from stock sales			305		467				772
Dividends declared on preferred stock — $2.42 per share						(6,679)			(6,679)
Dividends declared on common stock — $2.285 per share						(108,340)			(108,340)

Balance, December 31, 2002	65,805	528	878,929	(105,254)	(7,437)	471	—		833,042
Comprehensive income:
Net income						176,504		$176,504	176,504
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(86,803)				(86,803)	(86,803)
Hedging Instruments:
Fair value adjustment, net of amortization				49,279				49,279	49,279

Comprehensive income								$138,980

Issuance of common stock		184	431,918						432,102
Conversion of preferred stock to common stock	(65,805)	28	65,777						—
Interest and principal payments on notes receivable from stock sales			255		7,437				7,692
Dividends declared on preferred stock — $1.21 per share						(3,340)			(3,340)
Dividends declared on common stock — $2.49 per share						(169,372)			(169,372)

Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$—	$4,263	$—		$1,239,104

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year ended December 31

	2003	2002	2001

Operating Activities:
Net income	$176,504	$120,016	$58,460
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	43,487	18,215	20,095
Gain on ARM assets, net	(6,005)	(903)	(1)
Provision for credit losses	3,137	—	653
Hedging expense and cumulative effect of change in accounting principle	693	1,426	1,539
Change in assets and liabilities:
Accrued interest receivable	(26,267)	(13,952)	(753)
Prepaid expenses and other	(7,631)	(4,274)	1,166
Accrued interest payable	8,880	5,074	(8,359)
Accrued expenses and other	16,865	5,568	7,573

Net cash provided by operating activities	209,663	131,170	80,373

Investing Activities:
ARM securities:
Purchases	(10,462,465)	(6,391,779)	(2,775,122)
Proceeds on sales	300,738	703,646	108,056
Principal payments	4,981,394	3,330,739	1,762,682
Securitized ARM loans:
Issuance costs	(3,457)	(3,023)	(2,258)
Principal payments	1,242,735	613,955	239,295
ARM loans collateralizing long-term debt:
Principal payments	365,202	177,932	172,714
ARM loans held for securitization:
Purchases	(5,317,478)	(2,849,093)	(1,185,277)
Proceeds on sales	—	4,061	339
Principal payments	55,337	31,718	25,928
Purchase of interest rate cap agreements	—	(505)	—
Termination of interest rate swap agreements	—	(4,855)	—

Net cash used in investing activities	(8,837,994)	(4,387,204)	(1,653,643)

Financing Activities:
Net borrowings from reverse repurchase agreements	5,501,129	3,720,835	1,750,516
Net borrowings of CDOs	2,858,632	(177,166)	(171,329)
Net whole loan financing facilities borrowings	(219,738)	548,798	(118,310)
Net unsecured senior debt proceeds	250,738	—	—
Receipts/(payments made) on Eurodollar contracts	2,112	(9,634)	—
Proceeds from common stock issued, net	432,102	363,303	174,234
Dividends paid	(157,898)	(102,470)	(41,586)
Payments on notes receivable from stock sales	7,692	704	524
Purchase of interest rate cap agreements	(31,692)	—	—
Net (increase) decrease in restricted cash	22,803	(66,972)	(7,131)

Net cash provided by financing activities	8,665,880	4,277,398	1,586,918

Net increase in cash and cash equivalents	37,549	21,364	13,648
Cash and cash equivalents at beginning of year	47,817	26,453	12,805

Cash and cash equivalents at end of year	$85,366	$47,817	$26,453

See noncash disclosures in Note 2 and Note 4.

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

Recently adopted accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which provides clarification on the definition of derivative instruments within the scope of SFAS 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Prior to SFAS 149, the Company’s net unrealized gain on loans expected to be purchased from correspondent lenders and bulk sellers did not meet the definition of derivatives under SFAS 133. In accordance with SFAS 149, effective July 1, 2003, the Company’s net unrealized gain on purchase loan commitments from correspondent lenders and bulk sellers is recorded at fair value as a component of ARM loans, net on the Consolidated Balance Sheet with changes in fair value recorded in Gain on ARM assets on the Consolidated Income Statement.

On December 11, 2003, the SEC staff announced that it will soon release a Staff Accounting Bulletin (“SAB”) that will require all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options that would be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. This SAB is intended to eliminate the current diversity in practice that exists related to the accounting for loan commitments. As a result of this announcement, the Company will cease the recognition of mark-to-market gains on its loan commitments effective April 1, 2004 and will implement the new guidance provided by the SAB upon its effective date. Based on the Company’s current understanding of the SEC comments regarding the expected SAB and the anticipated ability to hedge interest rate lock commitments, it is believed that the impact of the adoption of this new policy will not have a material impact on the balance sheet or results of operations.

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

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” was issued in January 2003. In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have a material effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

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

Adjustable-rate mortgage (“ARM”) assets

The Company’s ARM assets are comprised of ARM securities, securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization (collectively referred to as “ARM Loans”). All of the Company’s ARM assets are either traditional ARM securities and loans, which have interest rates that reprice in a year or less (“Traditional ARMs”), or hybrid ARM securities and loans that have a fixed interest rate for an initial period of three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”).

ARM securities are composed mainly of ARM securities purchased from third parties; also included in this balance are ARM securities relating to loans securitized by the Company prior to April 1, 2001. The Company has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any unrealized loss deemed to be other than temporary is recorded as realized loss. Realized gains or losses on the sale of ARM securities are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the cost of the securities.

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

ARM loans collateralizing long-term debt are loans the Company has securitized that provide credit support for AAA certificates issued to third party investors in structured financing arrangements.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by either creating highly liquid securitized assets that can be readily financed in the reverse repurchase agreement market or enabling the Company to enter into floating-rate long-term collateralized debt obligations (“CDOs”) which represent permanent financing that are not subject to margin calls.

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

Credit risk and allowance for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”). An Investment Grade security generally has a security rating of BBB, Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of a third party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade, the purchase price generally includes a discount for probable credit losses; this reduction, or “basis adjustment”, is recorded as part of the purchase price of that security. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings. The Company limits its exposure to credit losses by restricting its whole loan purchases and originations to ARM loans generally originated to “A” quality underwriting standards. The Company further limits its exposure to credit risk by limiting its investment in Investment Grade securities that are rated A or equivalent, BBB or equivalent, or ARM loans originated to “A” quality underwriting standards (“Other Investments”), including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, to no more than 30% of total assets.

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

Valuation methods

The fair values of the Company’s ARM securities and securitized ARM loans are generally based on market prices provided by certain dealers who make markets in these financial instruments, or by third party pricing services. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

The net unrealized gain on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value the Company’s ARM loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded.

The fair values of the Company’s CDOs, senior notes, interest rate swap agreements (“Swap Agreements”) and interest rate cap agreements (“Cap Agreements”) are based on market values provided by dealers who are familiar with the terms of the debt, senior notes, Swap Agreements and Cap Agreements.

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

Hedging instruments

All of the Company’s hedging instruments are derivative financial instruments (interest rate cap agreements, interest rate swap agreements and Eurodollar futures contracts) (collectively, “Hedging Instruments”) and are carried on the balance sheet at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as “cash flow hedges,” and the effective amount of change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Eurodollar futures contracts (“Eurodollar Transactions”) have not been designated as cash flow hedges since they are an economic hedge, hedging the fair value change of the Company’s purchase loan commitments. As such, the change in their fair value is recorded in our Statements of Operations as Gain on ARM assets.

Effective January 1, 2001, the Company adopted Financial Accounting Standard 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. FAS 133 established accounting and reporting standards for derivative instruments and hedging activities, including derivatives embedded in other instruments. In accordance with FAS 133, all Hedging Instruments are carried on the balance sheet at their fair value. If a derivative is designated as a “fair value hedge”, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged item are both recognized in earnings. If a derivative is designated as a “cash flow hedge”, the effective amount of change in the fair value of the derivative instrument is recorded in “Other comprehensive income” and is transferred from “Other comprehensive income” to earnings as the hedged item affects earnings. The ineffective amount of all hedges is recognized in earnings each quarter.

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

Hybrid Hedging Instruments

The Company enters into Swap Agreements, Eurodollar Transactions and Cap Agreements in order to manage its interest rate exposure when financing its Hybrid ARM assets (collectively, “Hybrid Hedging Instruments”). The Company generally borrows money based on short-term interest rates. The Company’s Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company’s Hybrid ARM assets.

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

All of these Swap Agreements and Eurodollar Transactions are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings.

All changes in the unrealized gains and losses on Swap Agreements and certain Eurodollar Transactions have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income.

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

Pipeline Hedging Instruments

During the fourth quarter of 2003, the Company entered into Eurodollar Transactions to manage interest rate risk associated with commitments to purchase ARM loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain on ARM assets on the Consolidated Statement of Operations as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments recorded pursuant to SFAS 149.

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

The net unrealized gain on the Company’s ARM Loans of $7.9 million and $18.9 million at December 31, 2003 and 2002, respectively, is not included in Accumulated other comprehensive income because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met. During 2001, TMHL and each of its subsidiaries were taxable REIT subsidiaries and, as such, were subject to both federal and state corporate income tax. For the year ended December 31, 2001, TMHL had an immaterial taxable loss. As of January 1, 2002, the Company revoked its election to operate TMHL and its subsidiaries as taxable REIT subsidiaries and as a result they are now qualified REIT subsidiaries.

The Company declared a $0.64 common dividend on December 16, 2003, which was paid in January 2004. This dividend will be taken as a dividend deduction on the Company’s 2003 income tax return and is therefore taxable dividend income for common shareholders for 2003.

Net earnings per share

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

Following is information about the computation of the earnings per share data for the years ended December 31, 2003, 2002 and 2001 (Amounts in thousands except per share data):

			Earnings
	Income	Shares	Per Share

2003
Net income	$176,504
Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	173,164	63,485	$2.73

Effect of dilutive securities:
Convertible preferred stock	3,340	1,732

Diluted EPS	$176,504	65,217	$2.71

2002
Net income	$120,016
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	113,337	43,590	$2.60

Effect of dilutive securities:
Convertible preferred stock	6,679	2,760

Diluted EPS	$120,016	46,350	$2.59

2001
Net income	$58,460
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	51,781	24,754	$2.09

Effect of dilutive securities:
Stock options	—	49

Diluted EPS	$51,781	24,803	$2.09

Basic and diluted earnings per share were reduced by $0.01 in 2001 due to the impact of the adoption of FAS 133 relating to the accounting for derivative instruments and hedging activities.

The Company did not grant any options to purchase shares of common stock during the years ended December 31, 2003 and 2002. The Company granted options to directors and officers of the Company and employees of the Manager to purchase 35,666 shares of common stock at an average price of $10.56 per share during the year ended December 31, 2001. As of December 31, 2003, all of the previously granted options to purchase shares of common stock had either been exercised, cancelled or had expired.

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of December 31, 2003 and 2002 (dollar amounts in thousands):

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
	securities	ARM loans	CDOs	securitization	Total

2003
Principal balance outstanding	$11,368,988	$3,664,183	$3,130,008	$494,271	$18,657,450
Net unamortized premium	183,559	23,561	18,036	2,435	227,591
Loan loss reserves	—	(6,660)	(1,083)	(250)	(7,993)
Basis adjustments	(3,395)	—	—	—	(3,395)
Net unrealized gain on purchase loan commitments	—	—	—	542	542
Principal payment receivable	14,306	6,382	—	—	20,688

Amortized cost, net	11,563,458	3,687,466	3,146,961	496,998	18,894,883
Gross unrealized gains	40,373	28,988	6,249	1,158	76,768
Gross unrealized losses	(83,090)	(13,034)	(14,576)	(885)	(111,585)

Fair value	$11,520,741	$3,703,420	$3,138,634	$497,271	$18,860,066

Carrying value	$11,520,741	$3,687,466	$3,146,961	$496,998	$18,852,166

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
	securities	ARM loans	CDOs	securitization	Total

2002
Principal balance outstanding	$6,498,437	$2,664,310	$287,409	$706,965	$10,157,121
Net unamortized premium	85,774	22,791	5,613	2,922	117,100
Loan loss reserves	—	—	—	(100)	(100)
Basis adjustments	(1,778)	(9,606)	(3,239)	—	(14,623)
Principal payment receivable	26,546	4,487	—	—	31,033

Amortized cost, net	6,608,979	2,681,982	289,783	709,787	10,290,531
Gross unrealized gains	55,542	18,262	2,297	3,505	79,606
Gross unrealized losses	(24,209)	(4,913)	(120)	(160)	(29,402)

Fair value	$6,640,312	$2,695,331	$291,960	$713,132	$10,340,735

Carrying value	$6,640,312	$2,695,331	$289,783	$709,787	$10,335,213

During 2003, the Company recorded a net gain on ARM assets of $6.0 million. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910.5 thousand gain upon the maturity of a collateralized bond obligation, a $1.5 million gain on the sale of $299.2 million of ARM assets sold and a net unrealized gain of $905.0 thousand on loans expected to be purchased from correspondent lenders and bulk sellers at December 31, 2003. During 2002, the Company realized $5.8 million in gains and $51.5 thousand in losses on the sale of $702.0 million of ARM assets. During 2002, the Company also paid $4.9 million to terminate two Swap Agreements. The net gain on sale during 2002 totaled $903.4 thousand.

During 2003, the Company securitized $6.1 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $2.6 billion of the securities created for its securitized ARM loan portfolio and placed $3.5 billion of the securities with third party investors, thereby providing a long-term collateralized financing for the Company’s assets. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of December 31, 2003, the Company had $6.9 billion of ARM assets that have resulted from the Company’s securitization efforts.

Beginning in April 2003, a portion of the cost basis of ARM loans held for securitization was allocated to mortgage servicing rights when the ARM loans were securitized. Mortgage servicing rights capitalized upon the securitization of ARM loans during 2003 totaled $9.4 million. Mortgage servicing rights of $8.6 million, net of amortization during 2003 of $735.8 thousand, are included in Prepaid Expenses and Other on the Consolidated Balance Sheet at December 31, 2003. Mortgage servicing rights are carried at the lower of cost or fair value and are periodically evaluated for impairment using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayments speed, delinquency rates and other economic factors. At December 31, 2003, the fair value of the mortgage servicing rights exceeded their cost basis. Mortgage servicing rights are amortized in proportion to, and over the expected period of, the estimated future net servicing income.

During 2003, the Company recorded loan loss provisions totaling $3.1 million to reserve for estimated credit losses on ARM loans bringing its total loan loss reserve to $8.0 million.

As of December 31, 2003 and 2002, the Company had basis adjustments of $3.4 million and $1.8 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $2.3 million related to ARM securities purchased during 2003 on which the Company had first loss credit exposure. These securities were purchased as part of the $1.6 billion of third party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 317 individual securities have been in a continuous unrealized loss position, at December 31, 2003 (dollar amounts in thousands):

Unrealized Losses on ARM Securities as of December 31, 2003

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized	Fair	Unrealized
	Fair Value	Loss	Fair Value	Loss	Value	Loss

Agency Securities	$119,629	$(1,124)	$257,207	$(4,258)	$376,836	$(5,382)
AAA/Aaa Rating	5,561,121	(52,107)	237,560	(11,113)	5,798,681	(63,220)
AA/Aa Rating	120,329	(2,875)	42,571	(9,696)	162,900	(12,571)
A Rating	17,258	(103)	4,362	(118)	21,620	(221)
BBB/Baa Rating	2,622	(32)	6,625	(1,494)	9,247	(1,526)
BB/Ba Rating and Below	3,750	(170)	—	—	3,750	(170)

Total	$5,824,709	$(56,411)	$548,325	$(26,679)	$6,373,034	$(83,090)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of December 31, 2003 and 2002 (dollar amounts in thousands):

2003

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans	Total Assets

60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In foreclosure	12	3,501	0.05	0.02

	12	$3,501	0.05%	0.02%

2002

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans	Total Assets

60 to 89 days	2	$270	0.01%	0.00%
90 days or more	1	159	0.00	0.00
In foreclosure	5	2,970	0.08	0.03

	8	$3,399	0.09%	0.03%

As of December 31, 2003, the Company owned one real estate property as a result of foreclosing on delinquent loans that are included in ARM loans on the Consolidated Balance Sheet in the aggregate amount of $140.0 thousand (not included in the table above.) The Company believes that its current level of reserves is adequate to cover any loss, should one occur, from the sale of this property.

As of December 31, 2003, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities – agency	$602,391
ARM loans – correspondent originations	396,000
ARM loans – direct originations	51,451

$1,049,842

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $2.6 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. The Company received a premium of $2.3 million related to these transactions, which is being amortized over the declining balance of the related securities. As of December 31, 2003, the Company had delivered ARM assets with a carrying value of $6.9 million and $3.1 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid Hedging Instruments

As of December 31, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $12.5 billion. In addition, as of December 31, 2003, the Company entered into a delayed Swap Agreement with a notional balance of $270 million becoming effective in February 2004. As of December 31, 2003, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.1 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As of December 31, 2003, ARM assets with a carrying value of $62.6 million, including accrued interest, and cash totaling $36.5 million collateralized the Swap Agreements.

The net fair value of Swap Agreements at December 31, 2003 of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million and is included in Hedging instruments on the balance sheet.

As of December 31, 2003, the net unrealized loss on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive loss was a net loss of $93.2 million.

The Company estimates that over the next twelve months, $43.8 million of these net unrealized losses will be reclassified from Accumulated other comprehensive loss to interest expense.

In 2003, the Company purchased Cap Agreements with notional balances totaling $1.6 billion at a cost of $31.7 million in order to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs. These Cap Agreements had a remaining notional amount of $1.4 billion as of December 31, 2003. Included in the 2003 Cap Agreement purchases are Cap Agreements with start dates ranging from 2006 to 2008 and notional balances totaling $371.1 million at a cost of $2.6 million. The fair value of these Cap Agreements at December 31, 2003 was $25.4 million and is included in Hedging instruments on the balance sheet. The unrealized loss on these Cap Agreements of $6.3 million is included in Accumulated other comprehensive income (loss). In the twelve month period following December 31, 2003, $80.3 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 4.61% and average 3.81%. The Cap Agreements had an average maturity of 5.2 years as of December 31, 2003. The initial aggregate notional amount of the Cap Agreements declines over the period of the agreements, which expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At December 31, 2003, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 3.4 months.

Interest expense for the years ended December 31, 2003 and 2002 includes net payments on Hybrid Hedging Instruments of $158.1 million and $89.0 million, respectively.

Life Cap Hedging Instruments

The fair value of the Life Cap Hedging Instruments at December 31, 2003 and 2002 amounted to $9.0 thousand and $84.7 thousand, respectively, and is included in Hedging instruments on the balance sheet. Purchased Cap Agreements had a remaining notional amount of $841.3 million and $1.8 billion as of December 31, 2003 and 2002, respectively. The notional amount of the Life Cap Hedging Instruments declines at a rate that is expected to approximate the amortization of the Traditional ARM assets. The Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 6.00% to 12.00% and average 10.50%. The Life Cap Hedging Instruments had an average final maturity of 8 months as of December 31, 2003 and expire between 2004 and 2005. During the years ended December 31, 2003 and 2002, the Company recognized expenses of $692.8 thousand and $1.4 million, respectively, which is reported as Hedging expense in the Company’s Consolidated Income Statements.

Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at December 31, 2003 was $953.4 thousand at December 31, 2003 and is included in Hedging instruments on the balance sheet. Pipeline Hedging Instruments had a remaining notional balance of $283.0 million at December 31, 2003. During the year ended December 31, 2003, the Company recognized a $1.4 million loss on Pipeline Hedging Instruments, which is included in Gain on ARM assets in the Company’s Consolidated Income Statements and partially offsets the $2.3 million gain recorded on loan commitments pursuant to SFAS 149.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of December 31, 2003, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of December 31, 2003, the Company had $13.9 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.25% and a weighted average remaining maturity of 4.9 months. As of December 31, 2002, the Company had $8.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.59% and a weighted average remaining maturity of 4.6 months. As of December 31, 2003, $13.5 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from two to twenty-five months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $14.5 billion, including accrued interest, and cash totaling $1.9 million, collateralized the reverse repurchase agreements at December 31, 2003. Citigroup Inc. holds collateral, net of reverse repurchase borrowings with a weighted average maturity of 6.2 months, of $130.0 million.

At December 31, 2003, the reverse repurchase agreements had the following remaining maturities (dollar amounts in thousands):

Within 30 days	$2,024,153
31 to 89 days	1,856,198
90 to 365 days	9,941,032
Over 365 days	105,475

$13,926,858

CDOs

On April 3, 2003, $1.1 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-2 and were securitized. On August 28, 2003, $1.4 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-4 and were securitized. On December 22, 2003, $1.1 billion of mortgage loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2003-6 and were securitized. Approximately $3.5 billion of the securities created by these securitizations were issued to third party investors in the form of AAA-rated floating rate pass-through certificates. In connection with the issuance of the CDOs, the Company incurred costs of $10.8 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These transactions were accounted for as financings of the loans and represent permanent financing that is not subject to margin calls. The Company retained the AA and A certificates totaling $76.6 million. The structure of these transactions also include overcollateralization certificates that currently provide $6.1 million of credit support based on the estimated exposure to credit losses on the loans collateralizing the debt. As of December 31, 2003, the CDOs had a net balance of $3.1 billion and an effective interest cost of 1.59%, which changes each month at a spread to one-month LIBOR. As of December 31, 2003, the CDOs were collateralized by ARM loans with a principal balance of $3.1 billion. The debt matures between 2033 and 2043 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of three to four years.

On December 18, 1998, the Company, through a wholly owned bankruptcy-remote special purpose finance subsidiary, issued $1.1 billion of notes payable (“Notes”) collateralized by ARM loans and ARM securities. As part of this transaction, the Company retained ownership of a subordinated certificate in the amount of $32.4 million, which represented the Company’s maximum exposure to credit losses on the loans collateralizing the Notes. On January 25, 2003, the Company called the Notes. The Company re-securitized the loan collateral securitizing these notes payable in a loan securitization in April 2003.

Whole Loan Financing Facilities

As of December 31, 2003, the Company had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The first whole loan financing facility has a committed borrowing capacity of $600 million and an uncommitted capacity of $100 million and matures in November 2004. The second financing facility has a committed borrowing capacity of $300 million and matures in March 2004. The third financing facility has a committed borrowing capacity of $300 million and an uncommitted capacity of $250 million and matures in March 2004. The fourth financing facility has a committed capacity of $150 million and matures in September 2004. The Company expects to renew these facilities. As of December 31, 2003, the Company had $369.3 million borrowed against these whole loan financing facilities at an effective cost of 2.32%. As of December 31, 2002, the Company had $589.1 million borrowed against whole loan financing facilities at an effective cost of 2.11%. The amount borrowed on the whole loan financing facilities at December 31, 2003 was collateralized by ARM loans with a carrying value of $381.0 million, including accrued interest. These facilities have covenants that are standard for industry practice; the Company is in compliance with all such covenants at December 31, 2003.

The whole loan financing facility with a borrowing capacity of $300.0 million and maturing in March 2004 discussed above, is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

Senior Notes

On May 15, 2003, the Company entered into an Indenture and a First Supplemental Indenture with Deutsche Bank Trust Company Americas as Trustee, relating to the completion by the Company of an unregistered offering of $200.0 million in senior unsecured notes at par (“Senior Notes”). On December 2, 2003, the Company completed an add-on private placement of $55.0 million of Senior Notes. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $4.5 million, which are being amortized to interest expense over the expected life of the Senior Notes. At December 31, 2003, the balance of the Senior Notes outstanding, net of unamortized issuance costs, was $251.1 million.

As of December 31, 2003, $200 million of Senior Notes had been exchanged for new registered Senior Notes with terms substantially identical to the original Senior Notes, pursuant to an exchange offer concluded by the Company.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of December 31, 2003, the Company is in compliance with all financial and non-financial covenants on its Senior Note obligations.

Other

The total cash paid for interest was $340.1 million, $236.5 million and $205.7 million for 2003, 2002 and 2001 respectively.

Contractual Obligations

As of December 31, 2003, the Company had the following contractual obligations (dollar amounts in thousands):

	Payments Due by Period

				3 – 5
	Total	Less than 1 year	1 – 3 years	years	More than 5 years

Reverse repurchase agreements	$13,926,858	$13,821,383	$105,475	$—	$—
CDOs (1)	3,114,047	7,534	16,647	34,905	3,054,961
Whole loan financing facilities	369,343	369,343	—	—	—
Senior Notes	251,080	—	—	—	251,080
Purchase commitments	1,049,842	1,049,842	—	—	—

Total (2)	$18,711,170	$15,248,102	$122,122	$34,905	$3,306,041

(1)	Maturities of the Company’s CDOs are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheet includes a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 (dollar amounts in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
ARM securities	$11,520,741	$11,520,741	$6,640,312	$6,640,312
Securitized ARM loans	3,687,466	3,703,420	2,695,331	2,695,331
ARM loans collateralizing CDOs	3,146,961	3,138,634	289,783	291,960
ARM loans held for securitization	496,998	497,271	709,787	713,132
Hedging instruments	40,356	40,356	85 (1)	85 (1)
Liabilities:
Reverse repurchase agreements	13,926,858	13,926,858	8,425,729	8,425,729
CDOs	3,114,047	3,134,560	255,415	255,863
Whole loan financing facilities	369,343	369,343	589,081	589,081
Senior Notes	251,080	267,750	—	—
Hedging instruments	113,518	113,518	142,531	142,531

(1)	Life Cap Hedging Instruments were included in Other assets on the balance sheet as of December 31, 2002.

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

During February 2003, the Company completed a public offering of 3,473,500 shares of common stock and received net proceeds of $65.9 million. During August 2003, the Company completed a public offering of 4,000,000 shares of common stock and received net proceeds of $104.6 million. During 2003 and 2002, the Company issued 5,906,968 and 7,103,100 shares, respectively, of common stock and received net proceeds of $143.0 million and $132.0 million, respectively, under continuous equity offering programs. As of December 31, 2003, $16.5 million of the Company’s registered securities remained available for future issuance and sale under its then current shelf registration statements.

During 2003 and 2002, the Company issued 5,081,457 and 5,050,774 shares, respectively, of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $118.6 million and $97.0 million, respectively.

Note 7. Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments. The following table presents other comprehensive income (loss) (“OCI”) balances (dollar amounts in thousands):

		Unrealized	Accumulated
	Unrealized	gains (losses)	Other
	gains (losses)	on Hedging	Comprehensive
	on ARM securities	Instruments	Income

Balance, December 31, 2000	$(78,427)	$—	$(78,427)
Net change	71,392	(29,531)	41,861

Balance, December 31, 2001	(7,035)	(29,531)	(36,566)
Net change	50,524	(119,212)	(68,688)

Balance, December 31, 2002	43,489	(148,743)	(105,254)
Net change	(86,803)	49,279	(37,524)

Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)

The following table (dollar amounts in thousands) presents the changes for net unrealized holdings gains (losses) and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in OCI.

	Year ended December 31,

	2003	2002	2001

Unrealized gains (losses) on ARM securities
Net unrealized holdings gains (losses) arising during the period	$(84,969)	$55,748	$70,812
Reclassification adjustment for net (gains) losses included in income	(1,834)	(5,224)	580

Net change	$(86,803)	$50,524	$71,392

Unrealized gains (losses) on Hedging Instruments
Net unrealized holdings gains (losses) arising during the period	$(116,842)	$(211,952)	$(43,295)
Reclassification adjustment for net (gains) losses included in income	166,121	92,740	13,764

Net change	$49,279	$(119,212)	$(29,531)

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the “Amended and Restated 2002 Long-Term Incentive Plan” (the “Plan”), effective September 29, 2002. The Board of Directors further amended the Plan in January 2003 to exclude the authorization of stock options. The amended Plan authorizes the Company’s Compensation Committee to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”).

Under the Plan, management directors, executive officers and key management employees receive an aggregate grant of PSRs equivalent to the value of options to purchase common stock for that number of shares equal to 3% of new common shares sold to the public. Prior to April 1, 2003, these individuals had also received an aggregate grant of DERs equal to 2.25% of new common shares sold to the public. The Compensation Committee allocates the aggregate awards of PSRs and DERs among the eligible individuals. In March 2003, the Compensation Committee voted to discontinue granting additional DERs to these individuals for new common shares sold to the public after March 31, 2003. The Compensation Committee also has the discretion to grant additional DERs, PSRs and SARs to these individuals under the Plan.

The PSRs vest over either a two or three-year period, determined by the Compensation Committee at the time of grant, at a rate of one-half or one-third at the end of each year, respectively. Dividends are paid on vested and non-vested PSRs granted on or before October 20, 2003 and can be paid in the form of cash or additional PSRs equal to the cash dividend value. At the October 20, 2003 Board of Directors meeting, the Board decided that PSRs granted after October 20, 2003 would not earn a dividend until they are vested.

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

As of December 31, 2003, there were 1,475,022 DERs outstanding all of which were vested, and 682,334 PSRs outstanding, of which 489,775 were vested. The Company recorded an expense associated with DERs and PSRs of $9.9 million, $4.1 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of the expense recorded in 2003, $4.7 million was the amount of dividend equivalents paid on DERs and PSRs, $1.7 million was the amortization of unvested PSRs and $3.5 million was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment.

During 2001, stock options for 371,429 shares of common stock were exercised at an average price of $8.46, and $2.7 million of notes receivable were executed in connection with the exercise of these options and the Company received net proceeds of $463.5 thousand. During 2003 and 2002, there were no exercises of stock options and as of December 31, 2003, all of the previously issued ISOs and NSOs had been exercised, terminated or cancelled.

Notes receivable from stock sales arose from the Company financing a portion of the purchase of shares of common stock by directors, officers and employees through the exercise of stock options. The notes had maturity dates in 2010 and accrued interest at a rate of 3.91% per annum. In addition, the notes were full recourse promissory notes and were secured by a pledge of the shares of the common stock acquired. Interest, which was credited to paid-in-capital, was payable quarterly, with the balance due at the maturity of the notes. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2003 (the “Act”). As of December 31, 2003, all of the notes receivables related to stock sales had been repaid to the Company.

In April 2003, the Board approved a limited stock repurchase program for the repurchase at current market value of shares of common stock. The repurchase of shares is subject to the approval of the Compensation Committee. Current market value is defined by the program as the closing market price on the day of repurchase. As of December 31, 2003, no shares have been repurchased under this program.

The Company accounted for stock options granted prior to 2002 under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost was recognized for the Company’s stock option plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2001 consistent with the provisions of SFAS No. 123, the Company’s net earnings would have been reduced by $40.0 thousand as indicated in the pro forma amounts in the table below. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model (dollar amounts in thousands, except per share data).

2001

Net income - as reported	$58,460
Net income - pro forma	58,420
Basic EPS - as reported	2.09
Basic EPS - pro forma	2.09
Diluted EPS - as reported	2.09
Diluted EPS - pro forma	2.09
Assumptions:
Dividend yield	10.00%
Expected volatility	33.4%
Risk-free interest rate	5.19%
Expected lives	7 years

Information regarding stock options is as follows:

	2001

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, beginning of year	916,698	$14.248
Granted	35,666	10.563
Exercised	(371,429)	8.455
Cancelled/Expired	(580,935)	17.725

Outstanding, end of year	—	$—

Weighted average fair value of options granted during the year	$1.26
Options exercisable at year end	—

In January 2001, outstanding stock options for 578,303 shares at option exercise prices of $15.00 per share and above were voluntarily surrendered and cancelled by the officers and directors of the Company and employees of the Manager who held the options.

Note 9. Transactions with Affiliates

The Company has no employees and is managed externally by Thornburg Mortgage Advisory Corporation (“the Manager”) under the terms of a Management Agreement (the “Agreement”) that is negotiated and approved by the Board of Directors. Under the terms of this Agreement, the Manager, subject to the supervision of the Company’s Board of Directors, is responsible for the management of all operations of the Company and provides certain personnel and office space. According to the terms of the Agreement, certain defined expenses of the Manager and affiliates of the Manager are reimbursed by the Company, principally expenses of TMHL, the Company’s mortgage banking subsidiary, related to mortgage loan acquisition, selling, servicing and securitization activities, including the personnel and office space attributed to these activities. During the years ended December 31, 2003, 2002 and 2001, the Company reimbursed the Manager $6.5 million, $3.5 million and $1.7 million for expenses, respectively, in accordance with the terms of the Agreement. As of December 31, 2003 and 2002, $421.9 thousand and $237.0 thousand, respectively, was payable by the Company to the Manager for these reimbursable expenses. The Agreement has a ten-year term expiring July 15, 2009, and provides for an annual review of the Manager’s performance under the Agreement by the unaffiliated directors of the Board of Directors. If the Company terminated the Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

The Company pays the Manager an annual base management fee based on average shareholders’ equity, adjusted for liabilities that are not incurred to finance assets (“Average Shareholders’ Equity” or “Average Net Invested Assets” as defined in the Agreement), payable monthly in arrears as follows: 1.23% of the first $300 million of Average Shareholders’ Equity, plus 0.90% of Average Shareholders’ Equity above $300 million. The Agreement also has a clause that adjusts the base management fee formula by the change in the Consumer Price Index over the previous twelve-month period, effective as of each annual review of the Agreement. In addition, the three wholly owned subsidiaries of the Company and the two wholly owned subsidiaries of TMHL have entered into separate Management Agreements with the Manager for additional management services for a combined amount of $1.2 thousand per month, paid in arrears.

For the years ended December 31, 2003, 2002 and 2001, the Company incurred costs of $11.5 million, $7.8 million and $4.9 million, respectively, in base management fees in accordance with the terms of the Management Agreements. As of December 31, 2003 and 2002, $1.1 million and $741.6 thousand, respectively, was payable by the Company to the Manager for the base management fee.

The Manager is also entitled to earn performance-based compensation in an amount equal to 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. For purposes of the performance fee calculation, equity is generally defined as proceeds from issuance of common stock before underwriter’s discount and other costs of issuance, plus retained earnings. For the years ended December 31, 2003, 2002 and 2001, the Manager earned performance-based compensation in the amount of $27.9 million, $17.5 million and $6.7 million, respectively. As of December 31, 2003 and 2002, $7.6 million and $5.6 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors, officers and employees of the Company and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002, on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of December 31, 2003, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $30.8 million, had a weighted average interest rate of 3.60%, and maturities ranging between 2016 and 2033.

Effective January 1, 2002, TMHL entered into a Joint Marketing Agreement with Thornburg Securities Corporation (“TSC”), a registered broker-dealer, for the provision of certain marketing, promotional and advertising services. This Agreement expired on December 31, 2003. During 2003 and 2002, TMHL paid $50.0 thousand and $25.0 thousand, respectively, to TSC pursuant to this Agreement.

Note 10. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

	Year Ended December 31, 2003

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income from ARM assets and cash	$178,356	$151,166	$136,897	$123,196
Interest expense on borrowed funds	(111,073)	(91,261)	(82,166)	(71,162)

Net interest income	67,283	59,905	54,731	52,034

Fee income	518	424	637	304
Gain on ARM assets, net	605	1,820	3,580	—
Hedging expense	(151)	(145)	(220)	(177)
Provision for credit losses	(1,161)	(970)	(1,006)	—
Management fee	(3,271)	(3,068)	(2,686)	(2,485)
Performance fee	(7,650)	(7,136)	(6,924)	(6,187)
General and administrative expenses	(6,703)	(5,062)	(5,920)	(4,415)
Dividend on preferred stock	—	—	(1,670)	(1,670)

Net income available to common shareholders	$49,470	$45,768	$40,522	$37,404

Basic EPS	$0.69	$0.69	$0.68	$0.67

Diluted EPS	$0.69	$0.68	$0.67	$0.67

Average number of common shares outstanding – Basic	72,130	66,092	59,879	55,631

Average number of common shares outstanding – Diluted	72,130	67,532	62,639	58,391

	Year Ended December 31, 2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income from ARM assets and cash	$116,439	$109,662	$96,439	$79,427
Interest expense on borrowed funds	(69,604)	(67,149)	(59,482)	(47,803)

Net interest income	46,835	42,513	36,957	31,624

Hedging expense	(317)	(173)	(622)	(314)
Gain (loss) on ARM assets	801	18	84	—
General and administrative expenses	(12,144)	(9,748)	(8,481)	(7,017)
Dividend on preferred stock	(1,669)	(1,670)	(1,670)	(1,670)

Net income available to common shareholders	$33,506	$30,940	$26,268	$22,623

Basic EPS	$0.67	$0.68	$0.63	$0.62

Diluted EPS	$0.67	$0.67	$0.63	$0.62

Average number of common shares outstanding – Basic	50,086	45,733	41,950	36,417

Average number of common shares outstanding – Diluted	52,846	48,493	44,710	39,177

Note 11. Subsequent Events

On January 8, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement became effective on January 21, 2004 and allows the Company to offer and sell any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock, and debt securities in one or more offerings for total proceeds of up to $750.0 million.

On February 17, 2004, the Company completed an exchange offer of $55.0 million of Senior Notes for new registered Senior Notes of like term and amount.

On February 23, 2004, the Company completed a public offering of 4,000,000 shares of its common stock pursuant to its shelf registration statement on Form S-3 declared effective on January 21, 2004, which includes 500,000 shares purchased by the underwriters under a 30-day option. The Company received net proceeds of $110.2 million in this offering.

SCHEDULE – Mortgage Loans on Real Estate

Column A, Description: The Company’s whole loan portfolio at December 31, 2003, which consists only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A		Column B	Column C	Column G	Column H

Description (4)
Range of	Number			Carrying	Principal Amount of
Carrying Amounts	of	Interest	Maturity	Amount of	Loans Delinquent as to
of Mortgages	Loans	Rate	Date	Mortgages(1)(3)	Principal or Interest

ARM Loans:
$0-250	1,684	1.75 – 7.25	8/1/06 - 12/1/43	$275,773	$—
251-500	1,602	1.75 – 6.88	10/1/15 - 1/1/44	578,487	—
501-750	702	2.13 – 4.75	9/1/17 - 12/1/43	429,418	—
751-1,000	377	2.00 – 4.88	6/1/13 - 9/1/43	340,400	—
over 1,000	351	2.25 – 4.75	5/1/22 - 8/1/43	590,703	—

	4,716			2,214,781	—

Hybrid Loans:
0-250	4,044	2.63 – 9.13	7/1/10 - 12/1/43	610,014	236
251-500	4,217	1.51 – 8.50	10/1/17 - 1/1/44	1,571,863	256
501-750	1,722	2.50 – 7.50	12/1/13 - 12/1/43	1,047,301	643
751-1,000	775	3.00 – 7.25	9/1/17 - 8/1/43	692,769	—
over 1,000	724	3.25 – 7.45	9/1/18 - 7/1/43	1,151,594	—

	11,482			5,073,541	1,135

Premium				44,032
Allowance for Losses (2)				(7,993)
Principal Payments Receivable				6,382

	16,198			$7,330,743	$1,135

Notes:
(1) Reconciliation of carrying amounts of mortgage loans:
Balance at December 31, 2000	$811,379
Additions during 2001:
Loan purchases	1,185,280
Transfer of loan loss reserves at time of loan securitization	3,513

1,188,793
Deductions during 2001:
Collections of principal	198,121
Cost of mortgage loans securitized	1,223,921
Cost of mortgage loans sold	333
Cost of mortgage loans transferred to REO	520
Provision for losses	513
Amortization of premium	4,350

1,427,758

Balance at December 31, 2001	572,414
Additions during 2002:
Loan purchases	2,849,511
Loans transferred from Company securities for modification	151,395

3,000,906
Deductions during 2002:
Collections of principal	209,939
Cost of mortgage loans securitized	2,353,685
Cost of mortgage loans sold	4,059
Cost of mortgage loans transferred to real estate-owned properties	204
Amortization of premium	3,014

2,570,901

Balance at December 31, 2002	1,002,419
Reclass of ARM securities to securitized ARM loans	2,681,312

Adjusted balance at December 31, 2002	3,683,731
Additions during 2003:
Loan purchases	5,317,478
Cost of securitizing loans	3,457

5,320,935
Deductions during 2003:
Collections of principal	1,653,520
Allocation of cost of mortgage loans transferred to mortgage servicing rights	9,363
Provision for credit losses	3,137
Cost of mortgage loans transferred to real estate-owned properties	140
Amortization of premium	7,763

1,673,923

Balance at December 31, 2003	$7,330,743

(2)  The provision for losses is based on management’s assessment of probable credit loss based on various factors.

Reconciliation of loss reserve:
Balance at December 31, 2000	$3,100
Provision for losses	513
Adjustment for securitization of loans	(3,513)

Balance at December 31, 2001	100
Provision for losses	—

Balance at December 31, 2002	100
Provision for losses	3,137
Transfer from basis adjustment upon reclassification of ARM securities to securitized ARM loans	4,756

Balance at December 31, 2003	$7,993

(3)  Cost for Federal income taxes is the same.

(4)  The geographic distribution of the Company’s whole loan portfolio at December 31, 2003 was as follows:

	Number of
State or Territory	Loans	Carrying Amount

California	3,139	1,939,435
Colorado	1,021	541,529
Connecticut	285	200,587
Florida	1,276	475,894
Georgia	2,494	863,518
Illinois	424	158,048
Massachusetts	417	208,481
New Jersey	451	234,295
New Mexico	558	202,724
New York	878	530,823
North Carolina	482	175,666
South Carolina	598	237,084
Texas	575	200,481
Virginia	553	228,175
Washington	234	107,544
Other states, less than 252 loans each	2,813	984,038
Premium		44,032
Allowance for losses		(7,993)
Principal Payments Receivable		6,382

TOTAL	16,198	$7,330,743

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: March 3, 2004	/s/ Garrett Thornburg

Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: March 3, 2004	/s/ Larry A. Goldstone

Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: March 3, 2004	/s/ Richard P. Story

Richard P. Story
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board,	March 3, 2004
Director and Chief
Garrett Thornburg	Executive Officer

/s/ Larry A. Goldstone	President, Director and	March 3, 2004
Chief Operating Officer
Larry A. Goldstone

/s/ Richard P. Story	Executive Vice President, Director and	March 3, 2004
Chief Financial Officer
Richard P. Story

/s/ Joseph H. Badal	Executive Vice President and Director	March 3, 2004

Joseph H. Badal

/s/ Anne-Drue M. Anderson	Director	March 3, 2004

Anne-Drue M. Anderson

/s/ David A. Ater	Director	March 3, 2004

David A. Ater

/s/ Eliot R. Cutler	Director	March 3, 2004

Eliot R. Cutler

/s/ Ike Kalangis	Director	March 3, 2004

Ike Kalangis

/s/ Owen M. Lopez	Director	March 3, 2004

Owen M. Lopez

/s/ James H. Lorie	Director	March 3, 2004

James H. Lorie

/s/ Francis I. Mullin III	Director	March 3, 2004

Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 3, 2004

Stuart C. Sherman

Exhibit Index

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

3.1.1	Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report for the quarter ended June 30, 1995)

3.1.2	Articles Supplementary dated January 21, 1997 (incorporated herein by reference to Exhibit 3.1.2 filed with the registrant’s registration statement on Form 8-A on January 17, 1997)

3.1.3	Amendment to Articles of Incorporation dated April 27, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report for the quarter ended March 31, 2000)

3.1.4	Form of Articles Supplementary for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

3.1.5	Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report for the quarter ended March 31, 2002)

3.2.	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 filed with the registrant’s registration statement on Form S-8 dated July 1, 1994)

3.2.1.	Amendment to the Amended and Restated Bylaws of the Registrant dated July 15, 1999 (incorporated herein by reference to Exhibit 3.2.1.1 filed on November 12, 1999 with the registrant’s quarterly report for the quarter ended September 30, 1999)

3.2.2	Amendment to the Amended and Restated Bylaws of the Registrant dated October 22, 2001 (incorporated herein by reference to Exhibit 3.2.1.2 filed with the registrant’s current report on Form 8-K on October 30, 2001)

3.3.	Audit Committee Charter, revised January 21, 2003 (incorporated herein by reference to Exhibit A filed on March 20, 2003 with the registrant’s proxy statement for the 2003 Annual Meeting of Shareholders)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

4.2	Form of Preferred Stock Certificate for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3	Form of Right Certificate (incorporated herein by reference to Exhibit 4.5 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.1	Shareholder Rights Agreement dated January 25, 2001 (incorporated herein by reference to Exhibit 10.8 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.2	Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (incorporated herein by reference to Exhibit 10.9 filed with the registrant’s registration statement on Form S-3, filed on August 23, 2002)

4.4	Indenture between Thornburg Mortgage, Inc. and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.4.1	First Supplemental Indenture between Thornburg Mortgage, Inc. and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed with the registrant’s registration statement on Form S-4, filed on December 19, 2003)

10.1	Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated July 15, 1999 (incorporated herein by reference to Exhibit 10.1 filed on August 4, 1999 with the registrant’s quarterly report for the quarter ended June 30, 1999)

10.1.1	Amendment No. 1 to the Management Agreement dated October 17, 2000 (incorporated herein by reference to Exhibit 10.1.1 filed on November 13, 2000 with the registrant’s quarterly report for the quarter ended September 30, 2000)

10.2	Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to the registrant’s registration statement on Form S-3, filed on June 16, 2003)

10.3	Form of Limited Stock Repurchase Plan (incorporated herein by reference to Exhibit 10.9 filed on August 12, 2002 with the registrant’s quarterly report for the quarter ended June 30, 2002)

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

10.4	Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003 (incorporated herein by reference to Exhibit 10.9 filed on March 20, 2003 with the registrant’s annual report on Form 10-K for the year ended December 31, 2002)

10.4.1	Amendment No. 1, dated as of October 21, 2003, to Amended and Restated 2002 Long-Term Incentive Plan*

10.5	Trust, Pooling and Servicing Agreement (the “Trust Agreement”), dated as of March 1, 2003, with Structured Asset Mortgage Investments Inc. as Seller, Deutsche Bank National Trust Company as Trustee, Deutsche Bank Trust Company Delaware as Delaware Trustee, Wells Fargo Bank Minnesota, National Association as Master Servicer and as Securities Administrator and Thornburg Mortgage Home Loans, Inc. (“TMHL”) (TMST 2003-2) (incorporated herein by reference to Exhibit 10.10 filed with the registrant’s current report on Form 8-K on May 28, 2003)

10.5.1	Amendment to Trust Agreement, dated as of April 29, 2003, with the Seller, the Trustee, the Delaware Trustee, the Master Servicer and Securities Administrator and TMHL (TMST 2003-2) (incorporated herein by reference to Exhibit 10.10.1 filed with the registrant’s current report on Form 8-K on May 28, 2003)

10.6	Sale and Servicing Agreement dated as of August 1, 2003 among Thornburg Mortgage Securities Trust 2003-4, Thornburg Mortgage Home Loans, Inc., Greenwich Capital Acceptance, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, National Association (TMST 2003-4) (incorporated herein by reference to Exhibit 10.13 filed on November 13, 2003 with the registrant’s quarterly report for the quarter ended September 30, 2003)

10.7	Sale and Servicing Agreement dated as of December 1, 2003 among Thornburg Mortgage Securities Trust 2003-6, Thornburg Mortgage Home Loans, Inc., Structured Assets Securities Corporation, Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, National Association (TMST 2003-6) (incorporated herein by reference to Exhibit 10.14 filed with the registrant’s current report on Form 8-K on February 19, 2004)

10.7.1	Indenture dated as of December 1, 2003, between Thornburg Mortgage Securities Trust 2003-6, as Issuer, and Deutsche Bank National Trust Company, as Indenture Trustee (TMST 2003-6) (incorporated herein by reference to Exhibit 10.14.1 filed with the registrant’s current report on Form 8-K on February 19, 2004)

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2003)

23.1	Consent of Independent Accountants *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

(a) * Being filed herewith