Form 10-K/A
period 2003-12-31
THORNBURG MORTGAGE INC
filed 2004-03-10
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

          Yes   [X]   No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

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

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct errors in Exhibits 32.1, 32.2 and 32.3 furnished with Thornburg Mortgage, Inc.’s (the “Registrant’s”) Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 3, 2004, and to furnish corrected Exhibits 32.1, 32.2 and 32.3 to indicate that the certifications pertain to the Registrant’s Annual Report on Form 10-K/A, as opposed to its Quarterly Report on Form 10-Q. The entire Annual Report is being re-filed under this amendment because the certifications relate to the entire Form 10-K/A. No other changes are being made by means of this filing.

THORNBURG MORTGAGE, Inc.
2003 FORM 10-K/A ANNUAL REPORT

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

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2003, we had operating liquidity of $483.5 million, consisting of unpledged ARM assets and cash and cash equivalents. Our principal sources of liquidity are the reverse repurchase agreement market, the issuance of CDOs, whole loan financing facilities as well as principal and interest payments from ARM assets. The reverse repurchase agreement market is a $6 trillion market that has been a readily available source of financing for mortgage assets, particularly those rated AA or better. There is also a robust market for AAA-rated CDOs of the type that we issue and this type of financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

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

For Inclusion in Form 10-K/A

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

As described in Note 1, on January 1, 2001 the Company changed their accounting for derivative instruments.

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

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: March 9, 2004	/s/ Garrett Thornburg

Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2004	/s/ Larry A. Goldstone

Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: March 9, 2004	/s/ Richard P. Story

Richard P. Story
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board,	March 9, 2004
Director and Chief
Garrett Thornburg	Executive Officer

/s/ Larry A. Goldstone	President, Director and	March 9, 2004
Chief Operating Officer
Larry A. Goldstone

/s/ Richard P. Story	Executive Vice President, Director and	March 9, 2004
Chief Financial Officer
Richard P. Story

/s/ Joseph H. Badal	Executive Vice President and Director	March 9, 2004

Joseph H. Badal

/s/ Anne-Drue M. Anderson	Director	March 9, 2004

Anne-Drue M. Anderson

/s/ David A. Ater	Director	March 9, 2004

David A. Ater

/s/ Eliot R. Cutler	Director	March 9, 2004

Eliot R. Cutler

/s/ Ike Kalangis	Director	March 9, 2004

Ike Kalangis

/s/ Owen M. Lopez	Director	March 9, 2004

Owen M. Lopez

/s/ James H. Lorie	Director	March 9, 2004

James H. Lorie

/s/ Francis I. Mullin III	Director	March 9, 2004

Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 9, 2004

Stuart C. Sherman

Exhibit Index

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

3.1.1	Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report for the quarter ended June 30, 1995)

3.1.2	Form of Articles Supplementary dated January 21, 1997 (incorporated herein by reference to Exhibit 3.1.2 filed with the registrant’s registration statement on Form 8-A on January 17, 1997)

3.1.3	Amendment to Articles of Incorporation dated April 27, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report for the quarter ended March 31, 2000)

3.1.4	Form of Articles Supplementary for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

3.1.5	Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report for the quarter ended March 31, 2002)

3.2.	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 filed with the registrant’s registration statement on Form S-8 dated July 1, 1994)

3.2.1.	Amendment to the Amended and Restated Bylaws of the Registrant dated July 15, 1999 (incorporated herein by reference to Exhibit 3.2.1.1 filed on November 12, 1999 with the registrant’s quarterly report for the quarter ended September 30, 1999)

3.2.2	Amendment to the Amended and Restated Bylaws of the Registrant dated October 22, 2001 (incorporated herein by reference to Exhibit 3.2.1.2 filed with the registrant’s current report on Form 8-K on October 30, 2001)

3.3.	Audit Committee Charter, revised January 21, 2003 (incorporated herein by reference to Exhibit A filed on March 20, 2003 with the registrant’s proxy statement for the 2003 Annual Meeting of Shareholders)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

4.2	Form of Preferred Stock Certificate for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3	Form of Right Certificate (incorporated herein by reference to Exhibit 4.5 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.1	Shareholder Rights Agreement dated January 25, 2001 (incorporated herein by reference to Exhibit 10.8 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.2	Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (incorporated herein by reference to Exhibit 10.9 filed with the registrant’s registration statement on Form S-3, filed on August 23, 2002)

4.4	Indenture between Thornburg Mortgage, Inc. and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.4.1	First Supplemental Indenture between Thornburg Mortgage, Inc. and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed with the registrant’s registration statement on Form S-4, filed on December 19, 2003)

10.1	Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated July 15, 1999 (incorporated herein by reference to Exhibit 10.1 filed on August 4, 1999 with the registrant’s quarterly report for the quarter ended June 30, 1999)

10.1.1	Amendment No. 1 to the Management Agreement dated October 17, 2000 (incorporated herein by reference to Exhibit 10.1.1 filed on November 13, 2000 with the registrant’s quarterly report for the quarter ended September 30, 2000)

10.2	Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to the registrant’s registration statement on Form S-3, filed on June 16, 2003)

10.3	Form of Limited Stock Repurchase Plan (incorporated herein by reference to Exhibit 10.9 filed on August 12, 2002 with the registrant’s quarterly report for the quarter ended June 30, 2002)

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

10.4	Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003 (incorporated herein by reference to Exhibit 10.9 filed on March 20, 2003 with the registrant’s annual report on Form 10-K for the year ended December 31, 2002)

10.4.1	Amendment No. 1, dated as of October 21, 2003, to Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4.1 filed on March 3, 2004 with the registrant’s annual report on Form 10-K for the year ended December 31, 2003)

10.5	Trust, Pooling and Servicing Agreement (the “Trust Agreement”), dated as of March 1, 2003, with Structured Asset Mortgage Investments Inc. as Seller, Deutsche Bank National Trust Company as Trustee, Deutsche Bank Trust Company Delaware as Delaware Trustee, Wells Fargo Bank Minnesota, National Association as Master Servicer and as Securities Administrator and Thornburg Mortgage Home Loans, Inc. (“TMHL”) (TMST 2003-2) (incorporated herein by reference to Exhibit 10.10 filed with the registrant’s current report on Form 8-K on May 28, 2003)

10.5.1	Amendment to Trust Agreement, dated as of April 29, 2003, with the Seller, the Trustee, the Delaware Trustee, the Master Servicer and Securities Administrator and TMHL (TMST 2003-2) (incorporated herein by reference to Exhibit 10.10.1 filed with the registrant’s current report on Form 8-K on May 28, 2003)

10.6	Sale and Servicing Agreement dated as of August 1, 2003 among Thornburg Mortgage Securities Trust 2003-4, Thornburg Mortgage Home Loans, Inc., Greenwich Capital Acceptance, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, National Association (TMST 2003-4) (incorporated herein by reference to Exhibit 10.13 filed on November 13, 2003 with the registrant’s quarterly report for the quarter ended September 30, 2003)

10.7	Sale and Servicing Agreement dated as of December 1, 2003 among Thornburg Mortgage Securities Trust 2003-6, Thornburg Mortgage Home Loans, Inc., Structured Assets Securities Corporation, Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, National Association (TMST 2003-6) (incorporated herein by reference to Exhibit 10.14 filed with the registrant’s current report on Form 8-K on February 19, 2004)

10.7.1	Indenture dated as of December 1, 2003, between Thornburg Mortgage Securities Trust 2003-6, as Issuer, and Deutsche Bank National Trust Company, as Indenture Trustee (TMST 2003-6) (incorporated herein by reference to Exhibit 10.14.1 filed with the registrant’s current report on Form 8-K on February 19, 2004)

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2003)

23.1	Consent of Independent Accountants *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

Sequentially
Numbered
Exhibit Number	Exhibit Description	Page

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(a) * Being filed herewith