Form 10-Q
period 2004-03-31
THORNBURG MORTGAGE INC
filed 2004-05-07
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($.01 par value) 81,134,145 as of May 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)

ASSETS	March 31, 2004	December 31, 2003
Adjustable-rate mortgage (“ARM”) assets:
ARM securities, net	$13,791,972	$11,520,741
ARM loans:
Securitized ARM loans, net	3,530,532	3,687,466
ARM loans collateralizing debt obligations, net	4,145,507	3,146,961
ARM loans held for securitization, net	397,397	496,998

ARM loans	8,073,436	7,331,425

ARM assets	21,865,408	18,852,166
Cash and cash equivalents	303,446	85,366
Restricted cash	123,046	51,600
Hedging instruments	18,738	40,356
Accrued interest receivable	82,093	73,702
Prepaid expenses and other	17,190	15,609

	$22,409,921	$19,118,799

LIABILITIES
Reverse repurchase agreements	$16,246,508	$13,926,858
Collateralized debt obligations (“CDOs”)	4,103,399	3,114,047
Whole loan financing facilities	105,905	369,343
Hedging instruments	208,478	113,518
Senior notes	251,127	251,080
Accrued interest payable	30,717	26,114
Dividends payable	—	47,350
Accrued expenses and other	34,920	31,385

	20,981,054	17,879,695

COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock: par value $.01 per share; 499,978 shares authorized, 80,035 and 73,985 shares issued and outstanding, respectively	800	740
Additional paid-in-capital	1,545,150	1,376,879
Accumulated other comprehensive loss	(174,709)	(142,778)
Retained earnings	57,626	4,263

	1,428,867	1,239,104

	$22,409,921	$19,118,799

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Interest income from ARM assets and cash equivalents	$195,813	$123,196
Interest expense on borrowed funds	(126,093)	(71,162)

Net interest income	69,720	52,034

Fee income	822	304
Gain on ARM assets, net	3,544	—
Hedging expense	(158)	(177)
Provision for credit losses	(432)	—
Management fee	(3,627)	(2,485)
Performance fee	(8,334)	(6,187)
Long-term incentive awards	(4,495)	(1,669)
Other operating expenses	(3,677)	(2,746)

NET INCOME	$53,363	$39,074

Net income	$53,363	$39,074
Dividend on preferred stock	—	(1,670)

Net income available to common shareholders	$53,363	$37,404

Basic earnings per share:
Net income	$0.70	$0.67
Average number of shares outstanding	76,631	55,631

Diluted earnings per share:
Net income	$0.70	$0.67
Average number of shares outstanding	76,631	58,391

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Net income	$53,363	$39,074
Other comprehensive income:
Unrealized gains on securities:
Net unrealized holdings gains arising during the period	87,054	3,850
Reclassification adjustment for net (gains) losses included in income	(3,012)

Net change in unrealized gains on securities	84,042	3,850

Unrealized losses on hybrid hedging instruments:
Net unrealized losses arising during the period	(177,452)	(35,689)
Reclassification adjustment for net losses included in income	61,479	31,280

Net change in unrealized losses on hybrid hedging instruments	(115,973)	(4,409)

Other comprehensive income	$21,432	$38,515

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Three months ended March 31, 2004 and 2003
(In thousands, except per share data)

				Accum. Other	Notes
				Compre-	Receivable
	Preferred	Common	Additional	hensive	From	Retained
	Stock	Stock	Paid-in Capital	Income (Loss)	Stock Sales	Earnings	Total
Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471	$833,042
Comprehensive income:
Net income						39,074	39,074
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				3,850			3,850
Hedging instruments:
Fair value adjustment, net of amortization				(4,409)			(4,409)
Issuance of common stock		63	122,090				122,153
Interest and principal payments on notes receivable from stock sales			71		100		171
Dividends declared on preferred stock — $0.605 per share						(1,670)	(1,670)

Balance, March 31, 2003	$65,805	$591	$1,001,090	$(105,813)	$(7,337)	$37,875	$992,211

Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$—	$4,263	$1,239,104
Comprehensive income:
Net income						53,363	53,363
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				84,042			84,042
Hedging instruments:
Fair value adjustment, net of amortization				(115,973)			(115,973)
Issuance of common stock		60	168,271				168,331

Balance, March 31, 2004	$—	$800	$1,545,150	$(174,709)	$—	$57,626	$1,428,867

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net income	$53,363	$39,074
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	12,721	8,167
Gain on ARM assets, net	(3,544)	—
Provision for credit losses	432	—
Hedging expense	158	177
Change in assets and liabilities:
Accrued interest receivable	(8,391)	(5,551)
Prepaid expenses and other	(4,573)	2,177
Accrued interest payable	4,603	1,662
Accrued expenses and other	3,535	3,757

Net cash provided by operating activities	58,304	49,463

Investing Activities:
ARM securities:
Purchases	(3,563,852)	(1,847,351)
Proceeds on sales	348,709	—
Principal payments	1,021,834	852,898
Securitized ARM loans:
Issuance costs	—	(1,033)
Principal payments	129,469	285,310
ARM loans collateralizing debt obligations:
Principal payments	116,796	24,855
ARM loans held for securitization:
Purchases and originations	(997,871)	(1,204,489)
Principal payments	11,846	9,403

Net cash used in investing activities	(2,933,069)	(1,880,407)

Financing Activities:
Net borrowings from reverse repurchase agreements	2,319,650	1,715,413
Net borrowings of CDOs	989,352	(255,415)
Net whole loan financing facilities (paydowns) borrowings	(263,438)	473,156
Payments made on Eurodollar contracts	(2,254)	(5,579)
Proceeds from common stock issued, net	168,331	122,153
Dividends paid	(47,350)	(32,536)
Payments on notes receivable from stock sales	—	171
Net increase in restricted cash	(71,446)	(15,782)

Net cash provided by financing activities	3,092,845	2,001,581

Net increase in cash and cash equivalents	218,080	170,637
Cash and cash equivalents at beginning of period	85,366	47,818

Cash and cash equivalents at end of period	$303,446	$218,455

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2003 Annual Report on Form 10-K/A.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the “Company”) and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation (“TMFC”) and Thornburg Mortgage Acceptance Corporation (“TMAC”), its wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. All of the Company’s subsidiaries are wholly owned qualified real estate investment trust (“REIT”) subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently adopted accounting pronouncements

On March 9, 2004, the SEC released Staff Accounting Bulletin 105 (“SAB 105”) providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 is intended to eliminate the current diversity in practice that exists relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2003. Management believes that the Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

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

Adjustable-rate mortgage (“ARM”) assets

The Company’s ARM assets are comprised of ARM securities and securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization (the last three collectively referred to as “ARM Loans”). All of the Company’s ARM assets are either traditional ARM securities and loans, meaning they have interest rates that reprice in a year or less (“Traditional ARMs”), or hybrid ARM securities and loans that have a fixed interest rate for an initial period of three to ten years and then convert to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”).

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

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees and allowance for loan losses.

Securitized ARM loans are loans originated or acquired by the Company and securitized by the Company after March 31, 2001 with the Company retaining 100% of the beneficial ownership interests.

ARM loans collateralizing long-term debt are loans the Company has securitized that provide credit support for AAA certificates issued to third party investors in structured financing arrangements.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by either creating highly liquid securitized assets that can be readily financed in the reverse repurchase agreement market or enabling the Company to enter into long-term collateralized debt obligations (“CDOs”) which represent permanent financing that is not subject to margin calls.

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

Credit risk and allowance for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”). An Investment Grade security generally has a security rating of BBB, Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of a third party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade, the purchase price generally includes a discount for probable credit losses; this reduction, or “basis adjustment”, is recorded as part of the purchase price of that security. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings. The Company limits its exposure to credit losses by restricting its investment in “Other Investments” to no more than 30% of total assets. Other Investments may include, among other items, securities that are rated A or less by at least one of the Rating Agencies at the time of purchase, including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, and ARM loans held for securitization.

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

Valuation methods

The fair values of the Company’s ARM securities, securitized ARM loans and ARM loans collateralizing debt obligations are generally based on market prices provided by certain dealers who make markets in these financial instruments, or by third party pricing services. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair values of ARM loans held for securitization are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit.

The net unrealized gain on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value the Company’s ARM Loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase loan commitments is recorded as a component of ARM loans, net on the Consolidated Balance Sheets with change in fair value recorded in Gain on ARM assets on the Consolidated Income Statements.

The fair values of the Company’s CDOs, senior unsecured notes (“Senior Notes”), interest rate swap agreements (“Swap Agreements”) and interest rate cap agreements (“Cap Agreements”) are based on market values provided by dealers who are familiar with the terms of the debt, Senior Notes, Swap Agreements and Cap Agreements.

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

Hedging Instruments

All of the Company’s hedging instruments are derivative financial instruments (Cap Agreements, Swap Agreements and Eurodollar futures contracts) (collectively, “Hedging Instruments”) and are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as “cash flow hedges,” and the effective amount of change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective if it achieves offsetting cash flows attributable to the risk being hedged, but if the hedging strategy is not successful in achieving offsetting cash flows, it is ineffective. Certain Eurodollar futures contracts (“Eurodollar Transactions”) have not been designated as cash flow hedges since they are an economic hedge, hedging the fair value change of the Company’s purchase loan commitments. As such, the change in their fair value is recorded in the Consolidated Income Statements as Gain on ARM assets.

As the Company enters into hedging transactions, it formally documents the relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively.

Hybrid Hedging Instruments

The Company enters into Swap Agreements, Eurodollar Transactions and Cap Agreements in order to manage its interest rate exposure when financing its Hybrid ARM assets (collectively, “Hybrid Hedging Instruments”). The Company generally borrows money based on short-term interest rates. The Company’s Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company’s Hybrid ARM assets. These Hybrid Hedging Instruments are used to fix the interest rate on the Company’s borrowings during the expected fixed-rate period of the Company’s Hybrid ARM assets such that the Company maintains a duration on the borrowings and Hybrid Hedging Instruments that closely matches the duration of the Company’s Hybrid ARM assets. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM assets being financed.

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

The Company designates its Hybrid Hedging Instruments used to manage interest rate exposure when financing its Hybrid ARM assets as cash flow hedges. All changes in the unrealized gains and losses on Hybrid Hedging Instruments have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income. The carrying value of these Hybrid Hedging Instruments is included in Hedging instruments on the Consolidated Balance Sheets.

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

The Company does not currently apply hedge accounting to its Life Cap Hedging Instruments and, as a result, the Company records the change in fair value of these Cap Agreements as hedging expense in current earnings. The carrying value of the Life Cap Hedging Instruments is included in Hedging instruments on the Consolidated Balance Sheets.

Pipeline Hedging Instruments

The Company enters into Eurodollar Transactions to manage interest rate risk associated with commitments to purchase ARM loans (“Pipeline Hedging Instruments”). The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain on ARM assets on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments recorded pursuant to SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board in April 2003.

Accumulated other comprehensive income (loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FAS 133.

The net unrealized gain on the Company’s ARM Loans of $92.5 million and $7.9 million at March 31, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met.

Net earnings per share

Basic earnings per share (“EPS”) amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

Following is information about the computation of the EPS data for the three-month periods ended March 31, 2004 and 2003 (in thousands except per share data):

			Earnings
	Income	Shares	Per Share
Three Months Ended March 31, 2004
Net income	$53,363

Basic and Diluted EPS, income available to common shareholders	53,363	76,631	$0.70

Three Months Ended March 31, 2003
Net income	$39,074
Less preferred stock dividends	(1,670)

Basic EPS, income available to common shareholders	37,404	55,631	$0.67

Effect of dilutive securities:
Convertible preferred stock	1,670	2,760

Diluted EPS	$39,074	58,391	$0.67

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of March 31, 2004 and December 31, 2003 (in thousands):

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
March 31, 2004	securities	ARM loans	CDOs	securitization	Total
Principal balance outstanding	$13,523,042	$3,511,129	$4,123,642	$392,518	$21,550,331
Net unamortized premium	215,954	22,675	23,081	4,174	265,884
Loan loss reserves	—	(6,961)	(1,216)	(250)	(8,427)
Basis adjustments	(3,397)	—	—	—	(3,397)
Net unrealized gain on purchase loan commitments	—	—	—	955	955
Principal payment receivable	15,198	3,689	—	—	18,887

Amortized cost, net	13,750,797	3,530,532	4,145,507	397,397	21,824,233
Gross unrealized gains	88,194	36,221	68,246	1,289	193,950
Gross unrealized losses	(47,019)	(12,065)	—	(1,200)	(60,248)

Fair value	$13,791,972	$3,554,688	$4,213,753	$397,486	$21,957,899

Carrying value	$13,791,972	$3,530,532	$4,145,507	$397,397	$21,865,408

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
December 31, 2003	securities	ARM loans	CDOs	securitization	Total
Principal balance outstanding	$11,368,988	$3,664,183	$3,130,008	$494,271	$18,657,450
Net unamortized premium	183,559	23,561	18,036	2,435	227,591
Loan loss reserves	—	(6,660)	(1,083)	(250)	(7,993)
Basis adjustments	(3,395)	—	—	—	(3,395)
Net unrealized gain on purchase loan commitments	—	—	—	542	542
Principal payment receivable	14,306	6,382	—	—	20,688

Amortized cost, net	11,563,458	3,687,466	3,146,961	496,998	18,894,883
Gross unrealized gains	40,373	28,988	6,249	1,158	76,768
Gross unrealized losses	(83,090)	(13,034)	(14,576)	(885)	(111,585)

Fair value	$11,520,741	$3,703,420	$3,138,634	$497,271	$18,860,066

Carrying value	$11,520,741	$3,687,466	$3,146,961	$496,998	$18,852,166

The Company recorded a net gain on ARM assets of $3.5 million during the quarter ended March 31, 2004. This gain consists of a $3.2 million gain on the sale of $345.5 million of ARM assets and a gain of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net loss of $3.5 million on Eurodollar Transactions hedging the loan commitment pipeline. The Company did not realize any gain or loss on ARM assets during the quarter ended March 31, 2003.

During the quarter ended March 31, 2004, the Company securitized $1.1 billion of its ARM loans into a series of private-label multi-class ARM securities, all of which were placed with third party investors, thereby providing long-term collateralized financing for the Company’s assets, including over collateralization. The Company retained an interest-only subordinate certificate that provides credit support to the securitization. The Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. As of March 31, 2004, the Company had $7.7 billion of ARM assets that have resulted from the Company’s securitization efforts.

The Company does not purchase mortgage servicing rights (“MSRs”), nor has the Company capitalized any MSRs in connection with any sale transaction. MSRs are capitalized upon the securitization of ARM loans as required by generally accepted accounting principles by allocating a portion of the cost basis of the securitized loans to the estimated value of the MSRs related to the loans retained by the Company as collateral in securitizations. The servicing spread, net of servicing costs and amortization, is recorded as Fee income on the Consolidated Income Statements, rather than being accounted for as interest income. MSRs capitalized upon the securitization of $1.1 billion of ARM loans during the quarter ended March 31, 2004 totaled $3.7 million. MSRs of $11.5 million, net of amortization during the quarter ended March 31, 2004 of $852.3 thousand, are included in Prepaid Expenses and Other on the Consolidated Balance Sheets at March 31, 2004. MSRs are carried at the lower of cost or fair value and are periodically evaluated for impairment using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayments speed, delinquency rates and other economic factors. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM). At March 31, 2004, the fair value of the MSRs in each risk stratum exceeded their cost basis. MSRs are amortized in proportion to, and over the expected period of, the estimated future net servicing income. Projected net servicing income is determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types and recent prepayment experience.

As of March 31, 2004 and December 31, 2003, the Company had basis adjustments of $3.4 million on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $473.8 thousand related to ARM securities purchased during the first quarter of 2004 on which the Company had first loss credit exposure. These securities were purchased as part of $587.6 million of third party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes.

During the quarter ended March 31, 2004 the Company recorded loan loss provisions totaling $432.4 thousand to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $8.4 million.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of March 31, 2004 and December 31, 2003 (in thousands, except for loan count):

     March 31, 2004

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans	Total Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	5	1,231	0.02	0.01

	5	$1,231	0.02%	0.01%

     December 31, 2003

			Percent
	Loan	Loan	of ARM	Percent of
Delinquency Status	Count	Balance	Loans	Total Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	12	3,501	0.05	0.02

	12	$3,501	0.05%	0.02%

     As of March 31, 2004, the Company had commitments to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$1,290,621
ARM securities – private other	8,275
ARM loans – correspondent originations	605,943
ARM loans – direct originations	111,042

$2,015,881

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $2.3 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. The Company received a premium of $2.3 million related to these transactions, which is being amortized over the declining balance of the related securities. As of March 31, 2004, the Company had delivered ARM assets with a carrying value of $6.7 million and $3.1 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

     Hybrid Hedging Instruments

As of March 31, 2004 and December 31, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having aggregate current notional balances of $14.4 billion and $12.5 billion, respectively. In addition, as of March 31, 2004, the Company had entered into two delayed Swap Agreements, one with a notional balance of $509 million becoming effective in April 2004, and the second with a notional balance of $180 million becoming effective in June 2004. As of March 31, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. As of March 31, 2004, ARM assets with a carrying value of $124.8 million, including accrued interest, and cash totaling $70.2 million collateralized the Swap Agreements and Eurodollar Transactions.

The net unrealized loss on Swap Agreements at March 31, 2004 of $186.3 million included Swap Agreements with gross unrealized gains of $2.7 million and gross unrealized losses of $189.0 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million.

As of March 31, 2004, the net unrealized loss on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $199.8 million. The Company estimates that over the next twelve months, $87.3 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of March 31, 2004 and December 31, 2003, the Company’s Cap Agreements, used to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs, had remaining notional amounts of $1.4 billion and $1.6 billion, respectively. Included in these totals are Cap Agreements that have start dates ranging from 2006 to 2008 and notional balances totaling $371.1 million. The fair value of these Cap Agreements at March 31, 2004 and December 31, 2003 was $16.0 million and $25.4 million, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. As of March 31, 2004, the unrealized loss on these Cap Agreements of $15.7 million is included in Accumulated other comprehensive income (loss). In the twelve month period following March 31, 2004, $28.1 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 9.67% and average 3.81%. The Cap Agreements had an average maturity of 4.9 years as of March 31, 2004 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. At March 31, 2004, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 1.3 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 1.2 months.

Interest expense for the quarters ended March 31, 2004 and 2003 includes net payments on Hybrid Hedging Instruments of $61.5 million and $31.4 million, respectively.

     Life Cap Hedging Instruments

The Life Cap Hedging Instruments had no fair value at March 31, 2004, compared to a fair value of $9.0 thousand at December 31, 2003, and are included in Hedging instruments on the Consolidated Balance Sheets. Purchased Cap Agreements had a remaining notional amount of $838.1 million and $841.3 million as of March 31, 2004 and December 31, 2003, respectively. The notional amount of the Life Cap Hedging Instruments declines at a rate that is expected to approximate the amortization of the Traditional ARM assets. The Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 6.00% to 12.00% and average 10.52%. The Life Cap Hedging Instruments had an average final maturity of 5 months as of March 31, 2004 and expire between 2004 and 2005. During the quarters ended March 31, 2004 and 2003, the Company recognized expenses of $158.1 thousand and $177.1 thousand, respectively, which is reported as Hedging expense in the Company’s Consolidated Income Statements.

     Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at March 31, 2004 and December 31, 2003 was $4.3 million and $953.4 thousand, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $374.0 million and $283.0 million at March 31, 2004 and December 31, 2003, respectively. During the quarter ended March 31, 2004, the Company recognized a $3.5 million loss on Pipeline Hedging Instruments, which is included in Gain on ARM assets in the Company’s Consolidated Income Statements and partially offsets the $3.8 million gain recorded on loan commitments pursuant to SFAS 149.

Note 4. Borrowings

     Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of March 31, 2004, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of March 31, 2004, the Company had $16.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.18% and a weighted average remaining maturity of 3.4 months. As of December 31, 2003, the Company had $13.9 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.25% and a weighted average remaining maturity of 4.9 months. As of

March 31, 2004, $15.7 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three to twenty-five months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $17.0 billion, including accrued interest, and cash totaling $34.2 million, collateralized the reverse repurchase agreements at March 31, 2004. Citigroup Inc. holds collateral with a fair value, in excess of reverse repurchase borrowings with a weighted average maturity of 4.6 months, of $198.4 million.

At March 31, 2004, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$2,130,281
31 to 89 days	6,327,144
90 to 365 days	7,683,608
Over 365 days	105,475

$16,246,508

     CDOs

On March 31, 2004, $1.1 billion of ARM loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2004-1 and were securitized. In this transaction, the Company issued AAA and AA-rated floating-rate pass-through certificates totaling $362.1 million and AAA and AA-rated fixed-rate pass-through certificates totaling $741.0 million to third party investors. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. The interest rates on the fixed-rate pass-through certificates are based on the weighted average pass-through rate of the pool of underlying Hybrid ARM loans which have initial fixed-rate terms ranging from three to ten years and then convert to Traditional ARM loans. In connection with the issuance of these CDOs, the Company incurred costs of $3.5 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of these CDOs. This transaction was accounted for as a financing of the loans and represents permanent financing that is not subject to margin calls. Based on the estimated exposure to credit losses on the loans collateralizing the debt, the structure of this transaction includes overcollateralization that provides $2.8 million of initial credit support and, if needed, additional credit support from excess cash flows over the life of a subordinate certificate retained by the Company.

All of the Company’s CDOs were issued by trusts and are secured by its ARM loans. For financial reporting and tax purposes, the trusts’ ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2004, the following CDOs were outstanding (in thousands):

		All-in Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$2,564,396	1.54%
Fixed-rate financing	1,539,003	3.80%

Total	$4,103,399	2.39%

(1)	All-in interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.4 billion and a weighted average strike price of 3.81% as of March 31, 2004.

As of March 31, 2004, the CDOs were collateralized by ARM loans with a principal balance of $4.1 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

     Whole Loan Financing Facilities

As of March 31, 2004, the Company had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between September 2004 and March 2005. The Company expects to renew these facilities. As of March 31, 2004, the Company had $105.9 million borrowed against these whole loan financing facilities at an effective cost of 2.88%. As of December 31, 2003, the Company had $369.3 million borrowed against whole loan financing facilities at an effective cost of 2.32%. The amount borrowed on the whole loan financing facilities at March 31, 2004 was collateralized by ARM loans with a carrying value of $108.8 million, including accrued interest. These facilities have covenants that are standard for industry practice; the Company was in compliance with all such covenants at March 31, 2004.

One of the whole loan financing facilities discussed above (with a committed borrowing capacity of $300 million and maturing in March 2005,), is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility works similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

     Senior Notes

On May 15, 2003, the Company issued $200.0 million in Senior Notes at par. On December 2, 2003, the Company completed an add-on private placement of $55.0 million of Senior Notes. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $4.5 million, which are being amortized to interest expense over the expected life of the Senior Notes. At March 31, 2004 and December 31, 2003, the balance of the Senior Notes outstanding, net of unamortized issuance costs, was $251.1 million.

As of March 31, 2004, all $255 million of the Senior Notes had been exchanged for new registered Senior Notes with terms substantially identical to the original Senior Notes, pursuant to exchange offers concluded by the Company.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of March 31, 2004, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

     Other

The total cash paid for interest was $120.3 million and $68.9 million for the quarters ended March 31, 2004 and 2003, respectively.

     Contractual Obligations

As of March 31, 2004, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than 1		3 - 5	More than
	Total	year	1 – 3 years	years	5 years
Reverse repurchase agreements	$16,246,508	$16,141,033	$105,475	$—	$—
CDOs (1)	4,103,399	9,667	21,499	44,728	4,027,505
Whole loan financing facilities	105,905	105,905	—	—	—
Senior Notes	251,127	—	—	—	251,127
Purchase commitments	2,015,881	2,015,881	—	—	—

Total (2)	$22,722,820	$18,272,486	$126,974	$44,728	$4,278,632

(1)	Maturities of the Company’s CDOs are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
ARM securities	$13,791,972	$13,791,972	$11,520,741	$11,520,741
Securitized ARM loans	3,530,532	3,554,688	3,687,466	3,703,420
ARM loans collateralizing CDOs	4,145,507	4,213,753	3,146,961	3,138,634
ARM loans held for securitization	397,397	397,486	496,998	497,271
Hedging instruments	18,738	18,738	40,356	40,356
Liabilities:
Reverse repurchase agreements	16,246,508	16,246,508	13,926,858	13,926,858
CDOs	4,103,399	4,135,540	3,114,047	3,134,560
Whole loan financing facilities	105,905	105,905	369,343	369,343
Senior Notes	251,127	265,838	251,080	267,750
Hedging instruments	208,478	208,478	113,518	113,518

Note 6. Common Stock

On January 8, 2004, the Company filed a shelf registration statement on Form S-3 for $750 million of equity and debt securities. On January 21, 2004, the registration statement was declared effective by the Securities and Exchange Commission.

During February 2004, the Company completed a public offering of 4,000,000 shares of common stock and received net proceeds of $110.1 million.

During the quarter ended March 31, 2004, the Company issued 698,400 shares of common stock through at-market transactions and received net proceeds of $19.6 million under controlled equity offering programs.

During the quarter ended March 31, 2004, the Company issued 1,351,706 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $38.7 million.

As of March 31, 2004, $630.8 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement.

On December 16, 2003, the Company declared the fourth quarter 2003 dividend of $0.64 per share of common stock, which was paid on January 23, 2004 to shareholders of record as of December 31, 2003.

On April 20, 2004, the Company declared the first quarter 2004 dividend of $0.65 per share of common stock, which will be paid on May 17, 2004 to shareholders of record as of May 5, 2004.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments. The following table presents other comprehensive income (loss) (“OCI”) balances (in thousands):

		Unrealized	Accumulated
	Unrealized	(losses) gains	Other
	gains (losses)	on Hedging	Comprehensive
	on ARM securities	Instruments	Loss
Balance, December 31, 2002	$43,489	$(148,743)	$(105,254)
Net change	3,850	(4,409)	(559)

Balance, March 31, 2003	$47,339	$(153,152)	$(105,813)

Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	84,042	(115,973)	(31,931)

Balance, March 31, 2004	$40,728	$(215,437)	$(174,709)

The net unrealized gain on the Company’s ARM Loans of $92.5 million and $7.9 million at March 31, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Compensation Committee of the Company’s Board of Directors is authorized to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”) pursuant to the Company’s Amended and Restated 2002 Long-Term Incentive Plan (the “Plan”), effective January 21, 2003.

As of March 31, 2004, there were 1,475,022 DERs outstanding, all of which were vested, and 731,855 PSRs outstanding, of which 538,478 were vested. The Company recorded an expense associated with DERs and

PSRs of $4.5 million and $1.7 million for the quarters ended March 31, 2004 and 2003, respectively. Of the expense recorded in the first quarter of 2004, $1.4 million was the amount of dividend equivalents paid on DERs and PSRs, $585.2 thousand was the amortization of unvested PSRs and $2.5 million was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded in the first quarter of 2003, $1.0 million was the amount of dividend equivalents paid on DERs and PSRs, $422.7 thousand was the amortization of unvested PSRs, and $210.0 thousand was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment.

Note 9. Transactions with Affiliates

The Company is managed externally by Thornburg Mortgage Advisory Corporation (“the Manager”) under the terms of a Management Agreement (the “Agreement”). During the quarters ended March 31, 2004 and 2003, the Company reimbursed the Manager $1.3 million and $1.1 million for expenses, respectively, in accordance with the terms of the Agreement. As of March 31, 2004 and 2003, $1.2 million and $850.0 thousand, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended March 31, 2004 and 2003, the Company incurred costs of $3.6 million and $2.5 million, respectively, in base management fees in accordance with the terms of the Agreement. As of March 31, 2004 and 2003, $1.3 million and $872.1 thousand, respectively, was payable by the Company to the Manager for the base management fee.

For the three-month periods ended March 31, 2004 and 2003, the Manager earned performance-based compensation in the amount of $8.3 million and $6.2 million, respectively, in accordance with the terms of the Agreement. As of March 31, 2004 and 2003, $8.3 million and $6.2 million, respectively, was payable by the Company to the Manager for performance-based compensation.

As of March 31, 2004, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and to employees of the Manager and other affiliates, amounted to $33.2 million, had a weighted average interest rate of 3.61%, and maturities ranging between 2030 and 2034.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate adjustable and variable rate mortgage (“ARM”) assets for our portfolio and manage them in such a way that we can create earnings and dividend stability in the near term and earnings and dividend growth in future periods. In order to achieve these objectives, we must mitigate key risks in the mortgage portfolio lending business and, simultaneously, pursue earnings growth strategies. Two of the principal risks in the mortgage lending business are credit risk and interest rate risk. Our three primary growth strategies are (i) to increase our higher margin, more profitable mortgage loan origination business; (ii) to raise new equity capital at a premium to book value in order to grow our assets and book value over time; and (iii) to better use our existing capital base by diversifying our funding sources, relying less on reverse repurchase agreements and more on long-term collateralized debt obligations (“CDOs”) to finance our balance sheet.

During the first quarter of 2004, our assets grew 17% from $19.1 billion at December 31, 2003 to $22.4 billion at March 31, 2004. Our net earnings increased 4% from $0.67 for the first quarter of 2003 to $0.70 per share for the first quarter of 2004. We raised $168.4 million of new equity capital during the quarter by issuing 6.1 million common shares at an average net price of $27.83 per share. Primarily as a result of raising this new common equity and the retention of earnings, our book value per common share rose 7% from $16.75 per share to $17.85 per share. Our book value growth outpaced our earnings growth because we experienced a margin decline during the quarter due to the costs associated with diversifying our funding sources and increasing our hedged position in order to better position ourselves for expected increases in interest rates.

Asset Growth and Channel Mix

Our ability to raise new equity capital at a premium to book value resulted in significant asset acquisition activity and growth during the quarter. We acquired $3.6 billion of ARM securities during the quarter, 99.7% of which were rated High Quality by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”) (see page 28 for definition of High Quality). Also, as interest rates began to move upward during the prior quarter, our portfolio prepayment rate slowed to an average of 19% Constant Prepayment Rate (“CPR”) from 29% CPR in the previous quarter. We also continued to develop our “A” quality residential ARM loan origination business through approved correspondents and by directly originating ARM loans to retail customers. This source of ARM assets provided $908.9 million in new assets during the quarter, an increase of 5% from originations in the first quarter of 2003 of $864.1 million. We also acquired $89.0 million of loans through bulk acquisitions as compared to $341.4 million during the first quarter of 2003. As a result of these ARM loan originations and acquisitions, as of March 31, 2004, we owned $8.1 billion in ARM Loans (see page 27 for definition of ARM Loans), which amounted to 36% of our total assets.

According to the Mortgage Bankers Association (“MBA”), in 2003, mortgage originations industry-wide reached an unprecedented $3.8 trillion, a 53% increase over the $2.5 trillion originated in 2002. This record activity was primarily the result of low interest rates, which provided borrowers an opportunity to refinance their mortgage debt. As of April 14, 2004, the MBA is forecasting that overall residential loan originations for 2004 will decline 33% to $2.6 trillion based on an assumption that refinancing activity will decline by 53%, generally as a result of higher interest rates and the belief that most people who had an opportunity to refinance have done so. The same forecast also estimates that residential ARM loan origination will only decline 18% in 2004, since, generally speaking, in higher interest rate environments, ARM products become more attractive relative to 30-year fixed rate mortgage products. For the week ended April 23, 2004, the MBA reported that ARM loan originations accounted for 33% of total loan production versus 14% a year ago. We believe our traditional ARM products, which have interest rates that reprice in a year or less (“Traditional ARMs”), and hybrid ARM products, which have fixed interest rates for an initial period of three to ten years before converting to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”) provide borrowers with more attractive financing options than fixed-rate mortgages and that we are well-positioned to benefit from borrowers’ increased participation in ARM loans. Based on first quarter loan production and a loan pipeline of $717.0 million at March 31, 2004, we believe we are on track to achieve our $3.7 billion origination target for 2004, which represents a decline of only 8% from our 2003 loan origination volume of $4.0 billion. We believe we can continue to outperform industry trends in the near term because, in addition to our already competitive mortgage interest rates, our focus on ARM loans and our innovative product menu, we now have completed the expansion of our lending approval to all 50 states and the District of Columbia. In addition, we continue to increase our network of approved and active correspondents, grow our internal sales force to help generate more loan production through correspondents, financial planners, corporate affinity groups and residential home builders, and have increased our marketing budget from $2.1 million in 2003 to $4.0 million in 2004. We want to grow the percentage of originated assets in our portfolio, because they have proven to be more profitable for us than purchased mortgage assets.

Funding Diversification

During the first quarter of 2004, we continued to diversify our funding sources by completing a CDO transaction in which we permanently financed $1.1 billion of ARM loans. In these CDO transactions, we issue mortgage-backed securities (“MBS”) to third party investors. We do not account for any of our ARM loan securitizations as sales. These securities receive principal and interest payments from the ARM loans placed in a trust, and these financings have no further recourse to us. Consistent with our matched funding policy, $741.0 million of the CDOs issued in the first quarter are fixed-rate debt with terms that match the initial fixed-rate terms of the underlying pool of Hybrid ARM Loans financed by this transaction. Unlike reverse repurchase agreement borrowings that are subject to margin calls based on the change in fair value of the collateral or changes in margin requirements, CDOs are not subject to any margin calls. A typical reverse repurchase agreement borrowing requires 4% to 5% of initial capital plus an additional capital reserve in order to meet any margin calls. As a result, we have developed a policy to maintain no less than 8% of capital against our assets financed with recourse debt, which includes a combination of our reverse repurchase agreement borrowings and our whole loan financing lines. To the extent we have been able to fund a portion of our balance sheet with CDOs, we have reduced our capital requirement and can utilize freed up capital to acquire additional ARM assets. As of March 31, 2004, the $4.1 billion of CDO financing outstanding required approximately 2% of equity capital, freeing up approximately $302 million of capital for the acquisition of approximately $2.1 billion of additional ARM assets. CDOs accounted for 20% of our borrowings as of March 31, 2004.

Credit Quality

We acquire excellent credit quality ARM assets and securitize the ARM loans we either originate or acquire. These strategies create significant portfolio liquidity and allow us to easily finance our portfolio. As of March 31, 2004, 97.2% of our ARM asset portfolio was High Quality as compared to 96.3% as of December 31, 2003. Many of our High Quality ARM assets consist of ARM Loans that we have either securitized for our own portfolio or have placed in a trust to facilitate our CDO financings. We retain the risk of potential credit losses on these loans. We did not experience any credit losses on ARM Loans during the first quarter of 2004 and have only experienced $173.9 thousand in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, and property appraisal methods and policies, we also recognize that our ARM Loan portfolio was, on average, only approximately 14 months old. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss allowance of $8.4 million as of March 31, 2004 based on management’s expectations given industry loss experience on similar loans.

Interest Rate Risk Management

We use interest rate swap agreements (“Swap Agreements”), interest rate cap agreements (“Cap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) (collectively, “Hybrid Hedging Instruments”), as hedges to fix, or cap, the interest rates on our short-term borrowings and on our CDOs. We continue our strategy of hedging our financing cost such that we maintain a net duration of our Hybrid ARM assets, related borrowings and Hybrid Hedging Instruments of less than one year. The lower the duration gap, the less impact interest rate changes will have on earnings. As of March 31, 2004, we had entered into Swap Agreements and Eurodollar Transactions with a current notional balance of $14.4 billion and delayed Swap Agreements with notional balances totaling $689 million that become effective in the second quarter of 2004. Additionally, we had Cap Agreements with a current notional balance of $2.2 billion. As a result, as of March 31, 2004, we measured the net duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid Hedging Instruments at approximately 1.3 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 1.2 months. Although we experienced a declining interest rate environment from 2001 to 2003, we continue to employ a matched funding strategy as we acquire Hybrid ARM assets in order to ensure stable earnings during periods of rising interest rates. In essence, as we acquire ARM assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM assets, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties of our ARM assets, there is no sure way to “lock-in” a spread between the yield on our ARM assets and the related borrowing. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See a discussion of Effects of Interest Rate Changes on page 50.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the first quarter of 2004, our operating expenses as a percent of average assets were 0.40%, compared to 0.47% for the same quarter of 2003 and 0.38% during the fourth quarter of 2003. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other intermediaries. We also use web-based marketing and a third party call center and we do not have a retail branch network or commissioned loan officers. We also do not acquire loans through mortgage brokers. In addition, we have developed other strategic partnerships that provide outsourced services on a variable cost basis to our customers in the name of Thornburg Mortgage. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate significant risks normally associated with mortgage origination and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to invest primarily in Agency, AAA, AA or “A” quality ARM loans. This strategy has resulted in very low credit losses, a very liquid and readily financeable portfolio, and a portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume.

The increase in our earnings in the first quarter of 2004 compared to the comparable quarter of 2003 and the fourth quarter of 2003 can be attributed to a number of factors, including selling additional shares of common stock at a premium to book value and increasing our use of capital relative to the amount of common equity outstanding through the use of CDOs as discussed above, as well as the Senior Notes issued during 2003. Although we experienced a decline in our portfolio margin from 1.47% for the fourth quarter of 2003, to 1.40% during the current quarter, we generated a 4% increase in net interest income due to our capital growth. This capital growth led to an expansion of our balance sheet, and our ability to more efficiently use shareholders’ equity. The decline in our net interest spread is partially the result of additional hedging costs as we position ourselves for expected increases in interest rates. See further discussion of the change in our interest rate spreads in “Results of Operations For the Three Months Ended March 31, 2004,” beginning on page 43.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of MBS and loans, our ability to obtain financing and the terms of any financing that we do obtain. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors is, and has always been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors.

•	We have a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors and of the Manager that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy that prohibits any of the directors or officers of the Company or any director, officer or employee of the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•	We are managed externally by Thornburg Mortgage Advisory Corporation (the “Manager”) under the terms of a management agreement (the “Management Agreement”), subject to the supervision of our Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing common equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•	We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We are currently implementing Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with recent SEC guidance, those material accounting policies and estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

•	Fair Value. We record our ARM securities, commitments to purchase ARM loans and Hybrid Hedging Instruments at fair value. The fair values of our ARM securities and Hybrid Hedging Instruments are generally based on market prices provided by certain dealers who make markets in these financial instruments or third party pricing services. If the fair value of an ARM security, Hybrid Hedging Instrument or other financial instrument is not reasonably available from a dealer or a third party pricing service, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hybrid Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM Loans, adjusted for anticipated fallout for interest rate lock

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

The following table presents a sensitivity analysis to show the impact on our allowance for loan loss reserves of using different assumptions (in thousands):

Increase (Decrease)
Changed Assumption	in Loan Loss Reserve
Default assumption increased by 10%	$1,347
Default assumption decreased by 10%	$(1,348)
Loss severity assumption increased by 5%	$1,621
Loss severity assumption decreased by 5%	$(1,621)

The purpose of this analysis is to provide an indication of the impact defaults and loss severity assumptions have on our estimate of the allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

•	Basis Adjustments on ARM securities. Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security.

•	Revenue Recognition. Interest income on ARM assets is a combination of accruing interest based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets, thereby providing capital to the single-family residential housing market. Our ARM assets are comprised of Traditional ARM and

Hybrid ARM securities and loans. ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other third party credit enhancements against losses from loan defaults. “ARM Loans” consist of securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, whole loan financing facilities, CDOs and other collateralized financings that we may establish with approved institutional lenders. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which fix our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio”, a non-GAAP measurement, of at least 8% and we typically operate with a 9 to 10% Adjusted Equity-to-Assets Ratio. (See “Capital Utilization” on page 40 for a calculation of our Adjusted Equity-to-Assets Ratio.) Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $173.9 thousand on our loan portfolio since we began acquiring loans in 1997. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, pay substantially all of our earnings in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 145 approved and active correspondents, and we originate loans direct to consumers through our wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”). Currently, TMHL is authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of ARM securities guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored corporation or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively, “Agency Securities”), or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, floating-rate classes of collateralized mortgage obligations (“CMOs”), “A” or prime quality ARM loans that we intend to securitize, securities issued by others where we have purchased all of the resulting classes, fixed-rate MBS with an expected duration of one year or less or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments. High Quality means:

(1)	Agency Securities; or

(2)	ARM securities and securitized ARM loans which are rated within one of the two highest rating categories by at least one of the Rating Agencies; or

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

(3)	fixed-rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties; or

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

Our ARM assets include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of their term. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 20% of our total assets. We also have a policy to maintain a net duration, or duration gap, of one year or less on our Hybrid ARM assets (including commitments to purchase Hybrid ARM assets), related borrowings and Hybrid Hedging Instruments. We use Hybrid Hedging Instruments, as hedges to fix, or cap, the interest rates on our short-term borrowings and on our CDOs.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A” quality mortgage loans through TMHL from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from correspondent lenders whom we have approved and who originate the individual loans using our product pricing, underwriting criteria and guidelines, or criteria and guidelines that we have approved. Direct retail loan originations are loans that we originate through intermediaries such as financial advisors, corporate affinity clients and home builders or directly to consumers via the Internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the first quarter of 2004, we modified 142 loans with balances totaling $71.5 million. At April 13, 2004, the pipeline of loans to be modified totaled $173.6 million which represents a significant increase in mortgage loan modification activity compared to the fourth quarter of 2003 due to volatility in interest rates.

Financing Strategies

We finance our ARM assets using equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, whole loan financing facilities, CDOs, and other collateralized financings that we may establish with approved institutional lenders. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into long-term fixed-rate financing for purposes of managing our interest rate risk. We have established lines of credit and collateralized financing agreements with 24 different financial institutions. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM assets declines for other reasons.

We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from three to twenty-five months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have also financed the purchase of ARM assets by issuing floating-rate and fixed-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount required to support the same amount of financings in the reverse repurchase agreement market. These transactions are a permanent form of financing and are not subject to margin calls.

We also have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these whole loan financing facilities to finance our acquisition of whole loans while we are accumulating loans for securitization.

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

Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and equity capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 3.4 months as of March 31, 2004), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9% to 10%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated because CDO financings represent permanent, non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded in Accumulated other comprehensive income (loss), from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. (See calculation of the Adjusted Equity-to-Assets Ratio on page 41.) Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the 8% to 10% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and hedging instruments whose combined maturities approximately match the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARMs, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Swap Agreements, Eurodollar Transactions and Cap Agreements that fix the interest rate on the borrowings such that the net duration of the Hybrid ARM portfolio, the related borrowings and the associated Hybrid Hedging Instruments is one year or less. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments. As of March 31, 2004, our Hybrid Hedging Instruments had a remaining average term to maturity of 3.7 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 1.3 months, including the effects of prepayments.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have also entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of March 31, 2004, we will receive cash payments if the applicable index, generally the three-month or six-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We are not currently purchasing Life Cap Hedging Instruments because current interest rates are significantly lower than the contractual life caps on our ARM assets.

In addition, some Traditional ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of March 31, 2004, $2.6 billion of our Traditional ARM assets have periodic caps, representing 12.0% of total ARM assets.

We also enter into Eurodollar Transactions to manage interest rate risk associated with commitments to purchase ARM loans (“Pipeline Hedging Instruments.”) The gain (loss) on the Pipeline Hedging Instruments offsets the gain (loss) recorded for the change in fair value of the loan commitments.

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

Financial Condition

     Asset Quality

At March 31, 2004, we held total assets of $22.4 billion, $21.9 billion of which consisted of ARM assets. That compares to $19.1 billion in total assets and $18.9 billion of ARM assets at December 31, 2003. Since commencing operations, we have purchased either ARM securities (backed by Agency Securities or privately-issued MBS) or ARM loans generally originated to “A” quality underwriting standards. At March 31, 2004, 97.1% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at March 31, 2004 and December 31, 2003 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies and ARM loans collateralizing debt obligations that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating
(in thousands)

	March 31, 2004
	ARM Securities		ARM Loans			Total
	Carrying	Portfolio	Carrying		Portfolio	Carrying		Portfolio
	Value	Mix	Value		Mix	Value		Mix
High Quality:
Agency Securities	$2,955,568	21.4%	$2,451		0.0%	$2,958,019		13.5%
Privately Issued ARM Assets:
AAA/Aaa Rating	10,488,329	76.1	7,428,507	(1)	92.0	17,916,836	(1)	81.9
AA/Aa Rating	279,675	2.0	113,256		1.4	392,931		1.8

Total Privately Issued ARM Assets	10,768,004	78.1	7,541,763		93.4	18,309,767		83.7

Total High Quality	13,723,572	99.5	7,544,214		93.4	21,267,786		97.2

Other Investment:
Privately Issued ARM Assets:
A Rating	41,069	0.3	63,973		0.8	105,042		0.5
BBB/Baa Rating	15,820	0.1	28,952		0.4	44,772		0.2
BB/Ba Rating and Below	11,511	0.1	47,077	(1)	0.6	58,588	(1)	0.3
ARM loans pending securitization	—	0.0	397,647		4.9	397,647		1.8

Total Other Investment	68,400	0.5	537,649		6.7	606,049		2.8

Loan Loss Reserves	—	0.0	(8,427)		(0.1)	(8,427)		(0.0)

Total ARM Portfolio	$13,791,972	100.0%	$8,073,436		100.0%	$21,865,408		100.0%

	December 31, 2003
	ARM Securities		ARM Loans			Total
	Carrying	Portfolio	Carrying		Portfolio	Carrying		Portfolio
	Value	Mix	Value		Mix	Value		Mix
High Quality:
Agency Securities	$2,321,013	20.1%	$2,961		0.0%	$2,323,974		12.3%
Privately Issued ARM Assets:
AAA/Aaa Rating	8,809,567	76.5	6,588,471	(2)	89.9	15,398,038	(2)	81.7
AA/Aa Rating	321,108	2.8	115,076		1.6	436,184		2.3

Total Privately Issued ARM Assets	9,130,675	79.3	6,703,547		91.4	15,834,222		84.0

Total High Quality	11,451,688	99.4	6,706,508		91.4	18,158,196		96.3

Other Investment:
Privately Issued ARM Assets:
A Rating	46,287	0.4	64,795		0.9	111,082		0.6
BBB/Baa Rating	14,577	0.1	29,210		0.4	43,787		0.2
BB/Ba Rating and Below	8,189	0.1	41,657	(2)	0.6	49,846	(2)	0.3
ARM loans pending securitization	—	0.0	497,248		6.8	497,248		2.6

Total Other Investment	69,053	0.6	632,910		8.7	701,963		3.7

Loan Loss Reserves	—	0.0	(7,993)		(0.1)	(7,993)		(0.0)

Total ARM Portfolio	$11,520,741	100.0%	$7,331,425		100.0%	$18,852,166		100.0%

(1)	As of March 31, 2004, the AAA Rating category includes $4.1 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $30.6 million which is included in the BB/Ba Rating and below category.

(2)	As of December 31, 2003, the AAA Rating category includes $3.1 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $24.1 million which is included in the BB/Ba Rating and below category.

As of March 31, 2004, 5 of the 17,897 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $1.2 million. The average original effective loan-to-value ratio on the delinquent loans and the acquired property was 78%. We believe that our current level of basis adjustments and allowance for loan losses is adequate to cover estimated losses from these loans.

     ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of March 31, 2004. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $8.0 billion.

	Average	High	Low
Original loan balance	$458,579	$7,875,000	$26,000
Unpaid principal balance	$449,429	$7,875,000	$1,013
Coupon rate on loans	4.30%	9.13%	1.55%
Pass-through rate	4.17%	8.60%	1.53%
Pass-through margin	1.92%	4.73%	0.23%
Lifetime cap	10.40%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	345	479	27

Geographic distribution (top 5 states):
California	26.3%
Georgia	11.6
Colorado	7.4
New York	7.3
Florida	7.1

Occupancy status:
Owner occupied	82.7%
Second home	12.9
Investor	4.4

Documentation type:
Full/Alternative	91.6%
Other	8.4

Loan purpose:
Purchase	36.6%
Cash out refinance	30.5
Rate & term refinance	32.9

Original effective loan-to-value:
80.01%-and over (2)	3.0%
70.01%-80.00%	42.5
60.01%-70.00%	24.4
50.01%-60.00%	12.8
50.00% or less	17.3

Weighted average effective original loan-to-value:	65.7%

Property type:
Single-family	86.1%
Condominium	12.1
Other residential	1.8

ARM Loan type:
Traditional ARM loans	32.9%
Hybrid ARM loans	67.1

ARM Interest Rate Caps:
Initial Cap on Hybrid loans:
3.00% or less	2.6%
3.01%-4.00%	20.8
4.01%-5.00%	62.4
5.01%-6.00%	14.2

Periodic Cap on Traditional ARM loans:
None	40.0%
1.00% or less	45.4
Over 1.00%	14.6

Percent of interest-only loan balances: 85.6%
Weighted average length of interest-only period: 8.2 years

FICO scores:
801 and over	2.3%
751 to 800	42.4
701 to 750	34.0
651 to 700	18.3
650 or less	3.0

Weighted average FICO score 737 (1)

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(2)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of March 31, 2004 and December 31, 2003, we serviced $5.4 billion and $4.7 billion of our loans, respectively, and had 11,662 and 10,223 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM Loans.

     Asset Repricing Characteristics

The following table classifies our portfolio of ARM assets by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency
(in thousands)

	March 31, 2004		December 31, 2003
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Traditional ARM assets:
Index:
One-month LIBOR	$786,000	3.6%	$598,989	3.2%
Six-month LIBOR	2,003,392	9.2	1,777,494	9.4
One-year Constant Maturity Treasury	799,390	3.6	1,079,970	5.7
Other	118,989	0.5	124,440	0.7

	3,707,771	16.9	3,580,893	19.0

Hybrid ARM assets:
Remaining fixed period:
Within 1-5 years	14,910,407	68.2	12,691,728	67.3
Over 5 years	3,255,657	14.9	2,587,538	13.7

	18,166,064	83.1	15,279,266	81.0
Loan Loss Reserves	(8,427)	(0.0)	(7,993)	(0.0)

	$21,856,408	100.0%	$18,852,166	100.0%

The ARM portfolio had a current weighted average coupon of 4.29% at March 31, 2004. This consisted of a weighted average coupon of 4.34% on the hybrid portion of the portfolio and a weighted average coupon of 3.45% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.26%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been 3.10%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

As of December 31, 2003, the ARM portfolio had a weighted average coupon of 4.31%. This consisted of a weighted average coupon of 4.35% on the hybrid portion of the portfolio and a weighted average coupon of 3.77% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.28%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of the ARM portfolio would have been 3.26%, based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2004, the current yield of the ARM assets portfolio was 4.04%, unchanged from December 31, 2003. While the weighted average interest rate coupon discussed above decreased by 2 basis points, the increased level of non-interest-earning principal payment receivables increased the yield by 2 basis points as of March 31, 2004.

     Interest Rate Risk Management

Our ARM asset portfolio had a weighted average term to the next repricing date of 3.7 years as of March 31, 2004 and December 31, 2003. The Traditional ARM portion of the portfolio had a weighted average term to the next repricing date of 80 days and the Hybrid ARM portion had a weighted average term to the next repricing date of 4.4 years at March 31, 2004. As of March 31, 2004, the Hybrid ARM portfolio comprised 83.1% of the total ARM portfolio, compared to 81.0% as of December 31, 2003. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and Hybrid Hedging Instruments with maturities approximately matching the interest rate adjustment periods on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, our Hybrid ARM portfolio is financed with short-term borrowings that are hedged with Hybrid Hedging Instruments that fix the interest rate on those borrowings such that the net duration of the Hybrid ARM portfolio and the associated fixed-rate hedged borrowings is one year or less. Duration is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. By maintaining a net duration of less than one year, which is our maximum duration policy limit, the combined price change of our Hybrid ARM portfolio, associated Hybrid Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. As of March 31, 2004, the net duration applicable to our Hybrid ARM portfolio was approximately 1.3 months while the net duration applicable to all of our ARM assets was approximately 1.2 months.

As of March 31, 2004 and December 31, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $14.4 billion and $12.5 billion, respectively. In addition, as of March 31, 2004, the Company had entered into two delayed Swap Agreements, one with a notional balance of $509 million becoming effective in April 2004, and the second with a notional balance of $180 million becoming effective in June 2004. As of March 31, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 2.97% and 3.02% at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, ARM assets with a carrying value of $124.8 million, including accrued interest, and cash totaling $70.2 million collateralized the Swap Agreements. The net unrealized loss on Swap Agreements at March 31, 2004 of $186.3 million included Swap Agreements with gross unrealized gains of $2.7 million and gross unrealized losses of $189.0 million and is included in “Hedging instruments” on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of March 31, 2004, the net unrealized loss on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $199.8 million. We estimate that over the next twelve months, $87.3 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of March 31, 2004 and December, 31, 2003, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.4 billion and $1.6 billion, respectively. Included in these totals are Cap Agreements with start dates ranging from 2006 to 2008 and notional balances totaling $371.1 million. The fair value of our Cap Agreements at March 31, 2004 and December 31, 2003 was $16.0 million and $25.4 million, respectively, and is included in “Hedging instruments” on the Consolidated Balance Sheets. As of March 31, 2004, the unrealized loss on these Cap Agreements of $15.7 million was included in Accumulated other comprehensive income (loss). In the twelve month period following March 31, 2004, $28.1 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 9.67% and average 3.81%. The Cap Agreements had an average maturity of 4.9 years as of March 31, 2004. The initial aggregate notional amount of the Cap Agreements declines over the period of the agreements, which expire between 2006 and 2013.

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. As of March 31, 2004, our Traditional ARM assets had an average lifetime interest rate cap of 11.43%, far exceeding the current level of interest rates. At March 31, 2004, these Cap Agreements had a remaining notional balance of $838.1 million with an average final maturity of five months, compared to a remaining notional balance of $841.3 million with an average final maturity of eight months at December 31, 2003. At March 31, 2004, these Cap Agreements had no fair value, compared to a fair value of $9.0 thousand as of December 31, 2003. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 6.00% to 12.00% and average approximately 10.52%. Due to the current low level of interest rates, we have decided not to purchase additional Cap Agreements for Traditional ARM assets at this time, but will reevaluate this policy on an ongoing basis. We do not currently apply hedge accounting to our Cap Agreements that are used to manage the interest rate risk on our assets with contractual lifetime interest rate caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings.

The fair value of the net unrealized gain on Pipeline Hedging Instruments at March 31, 2004 and December 31, 2003 was $4.3 million and $953.4 thousand, respectively, and is included in “Hedging instruments” on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $374.0 million and $283.0 million at March 31, 2004 and December 31, 2003, respectively. The net loss of $3.5 million on Pipeline Hedging Instruments at March 31, 2004 is reflected in “Gain on ARM assets” on the Consolidated Income Statements and partially offsets the $3.8 million gain recorded on loan commitments recorded pursuant to SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

On March 9, 2004, the SEC released Staff Accounting Bulletin 105 (“SAB 105”) providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 is intended to eliminate the current diversity in practice that exists relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2003. Management believes that the Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

     Asset Acquisitions

During the quarter ended March 31, 2004, we purchased $3.6 billion of ARM securities, 99.7% of which were High Quality assets and $997.9 million of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during the first quarter of 2004, 92.6% were Hybrid ARM assets and 7.4% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003:

ARM Asset Acquisitions
(in thousands)

	For the quarters ended:
	March 31, 2004	December 31, 2003	March 31, 2003
ARM Securities:
Agency Securities	$783,546	$604,961	$193,008
High Quality, privately issued	2,769,753	2,250,481	1,439,207
Other privately issued	10,553	4,359	12,293

	3,563,852	2,859,801	1,644,508

ARM Loans:
Bulk acquisitions	88,959	34,539	341,423
Correspondent originations	813,030	1,193,821	763,882
Direct retail originations	95,882	132,257	100,216

	997,871	1,360,617	1,205,521

Total acquisitions	$4,561,723	$4,220,418	$2,850,029

Since 1997, we have emphasized acquiring ARM assets at substantially lower prices relative to par in order to reduce the potential impact on our earnings as a result of rapid prepayments. In doing so, the average premium paid for ARM assets acquired in the first three months of 2004 and for the year 2003 was 1.14% and 1.01%, of par, respectively, as compared to 3.29% of par in 1997. In part, as a result of this strategy, the unamortized cost basis was 101.18% of par as of March 31, 2004, down from 102.77% of par as of the end of 1997.

As of March 31, 2004, we had commitments to purchase $1.3 billion of ARM securities and $717.0 million of ARM loans through origination channels.

     Securitization Activity

On March 31, 2004, we completed a CDO transaction in which we securitized $1.1 billion of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market or by enabling us to issue floating-rate and fixed-rate CDOs that represent permanent financing and are not subject to margin calls. While TMHL transfers substantially all of the ARM loans to separate bankruptcy-remote legal entities, on a consolidated basis: (i) our securitizations are not accounted for as sales and (ii) we retain economic interest and risk with regard to the loans. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are our wholly-owned subsidiaries. Of the loans that we securitized during the first quarter of 2004, 99.5% of our resulting investment was rated at least Investment Grade and 0.5% of our investment was rated below Investment Grade and provided credit support to the Investment Grade securities.

     Prepayment Experience

For the quarter ended March 31, 2004, our mortgage assets paid down at an approximate average annualized Constant Prepayment Rate (“CPR”) of 19%, compared to 29% for the quarter ended December 31, 2003 and 32% for the quarter ended March 31, 2003. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At March 31, 2004, we had unencumbered assets of $806.7 million, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $712.4 million at December 31, 2003. Our principal sources of liquidity are the reverse repurchase agreement market, the issuance of CDOs and whole loan financing facilities, as well as principal and interest payments from ARM assets. The reverse repurchase agreement market is a $4 trillion market that has been a readily available source of financing for mortgage assets, particularly those rated AA or better. There is also a robust market for AAA-rated CDOs of the type that we issue and this type of financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

     Sources of Funds

Our primary sources of funds for the quarter ended March 31, 2004 consisted of reverse repurchase agreements, CDOs, whole loan financing facilities and payments of principal and interest from our ARM assets. In the future, we expect our primary sources of funds to remain the same.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on March 31, 2004, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at March 31, 2004, had a weighted average effective cost of 1.20%. The reverse repurchase agreements had a weighted average remaining term to maturity of 3.4 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 2.8 years. As of March 31, 2004, $15.7 billion of these borrowings were variable rate term reverse repurchase agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. Additionally, 1.0% of our ARM securities are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates or performance of credit support, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended March 31, 2004. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

During the first quarter of 2004, we completed a CDO transaction in which we permanently financed $1.1 billion of ARM loans from our ARM loan portfolio. In this transaction, we issued AAA and AA-rated floating-rate pass-through certificates totaling $362.1 million and AAA and AA-rated fixed-rate pass-through certificates totaling $741.0 million to third party investors. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. The interest rates on the fixed-rate pass-through certificates are based on the weighted average pass-through rate of the pool of underlying Hybrid ARM loans which have initial fixed-rate terms ranging from three to ten years and then convert to Traditional ARM loans. In connection with the issuance of these CDOs, we incurred costs of $3.5 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of these CDOs. This transaction was accounted for as a financing of the loans and represents permanent financing that is not subject to margin calls. Based on the estimated exposure to credit losses on the loans collateralizing the debt, the structure of this transaction includes overcollateralization that provides $2.8 million of initial credit support and, if needed, additional credit support from excess cash flows over the life of a subordinate certificate retained by the Company.

All of our CDOs were issued by trusts and are secured by ARM loans. For financial reporting and tax purposes, the trusts’ ARM Loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2004, the following CDOs were outstanding (in thousands):

		All-in Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$2,564,396	1.54%
Fixed-rate financing	1,539,003	3.80%

Total	$4,103,399	2.39%

(1)	All-in interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.4 billion and a weighted average strike price of 3.81% as of March 31, 2004.

As of March 31, 2004, the CDOs were collateralized by ARM loans with a principal balance of $4.1 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of March 31, 2004, we had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between September 2004 and March 2005. We expect to renew these facilities in the ordinary course of business. As of March 31, 2004, we had $105.9 million borrowed against these whole loan financing facilities at an effective cost of 2.88%.

     Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and equity capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 3.4 months as of March 31, 2004), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9% to 10%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated, because CDO financings represent permanent non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as Accumulated other comprehensive income (loss) from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the 8% to 10% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Further, because we treat our Senior Notes as a substitute form of equity capital, our asset base is expected to grow even further.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

     (in thousands)

	March 31, 2004	December 31, 2003
Assets	$22,409,921	$19,118,799
Adjustments:
Net unrealized (gain) loss on ARM securities	(41,175)	42,717
Net unrealized loss (gain) on hedging instruments	12,940	(8,655)
ARM loans collateralizing CDOs	(4,145,507)	(3,146,961)
Cap agreements	(31,678)	(31,692)

Adjusted assets	$18,204,501	$15,974,208

Shareholders’ equity	$1,428,867	$1,239,104
Adjustments:
Accumulated other comprehensive loss	174,709	142,778
Equity supporting CDOs:
CDOs	4,103,399	3,114,047
ARM loans collateralizing CDOs	(4,145,507)	(3,146,961)
Cap agreements	(31,678)	(31,692)

	(73,786)	(64,606)
Senior notes	251,127	251,080

Adjusted shareholders’ equity	$1,780,917	$1,568,356

Adjusted equity-to-assets ratio	9.78%	9.82%

GAAP equity-to-assets ratio	6.38%	6.48%

Ratio of historical equity plus Senior Notes to historical assets	8.29%	8.53%

Estimated total risk-based capital /risk-weighted assets	26.09%	26.26%

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

The second alternative capital utilization measurement is the ratio of historical equity plus Senior Notes to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in Accumulated other comprehensive income (loss). This calculation also includes Senior Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholder’s equity and Senior Notes in the table above. We monitor this ratio in order to have a complete picture of the relationship between our total asset and long-term capital position.

The third alternative capital utilization measurement is a calculation of estimated total risk-based capital divided by risk-weighted assets, a regulatory calculation required to be made by banks and savings and loan institutions that complies with Federal Reserve Board capital requirements. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized”.

     Equity Transactions

In February 2004, we completed a public offering of 4,000,000 shares of common stock and received net proceeds of $110.1 million.

During the quarter ended March 31, 2004, we issued 1,351,706 shares of common stock under the DRSPP and received net proceeds of $38.7 million.

During the quarter ended March 31, 2004, we issued 698,400 shares of common stock through controlled equity offering programs and received net proceeds of $19.6 million.

     Off-Balance Sheet Commitments

As of March 31, 2004, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$1,290,621
ARM securities – private other	8,275
ARM loans – correspondent originations	605,943
ARM loans – direct originations	111,042

$2,015,881

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $2.3 billion, but is expected to be less than 25% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities.

     Contractual Obligations

As of March 31, 2004, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Reverse repurchase agreements	$16,246,508	$16,141,033	$105,475	$—	$—
CDOs (1)	4,103,399	9,667	21,499	44,278	4,027,505
Whole loan financing facilities	105,905	105,905	—	—	—
Senior Notes	251,127	—	—	—	251,127
Purchase commitments	2,015,881	2,015,881	—	—	—

Total (2)	$22,722,820	$18,272,486	$126,974	$44,728	$4,278,632

(1)	Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations For the Three Months Ended March 31, 2004

For the quarter ended March 31, 2004, our net income was $53.4 million, or $0.70 basic and diluted earnings per share (“EPS”), based on a weighted average of 76,631,000 shares outstanding. That compares to $39.1 million, or $0.67 per share, basic and diluted EPS for the quarter ended March 31, 2003, based on weighted average basic and diluted shares outstanding of 55,631,000 and 58,391,000, respectively, a 4.5% increase in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

	Net	G & A					Net
For the	Interest	Expense	Mgmt	Incentive	Other	Preferred	Income/
Quarter	Income/	(1)/	Fee/	Fee/	(2)/	Dividend/	Equity
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)
Mar 31, 2002	25.17%	1.74%	1.31%	2.54%	0.24%	1.33%	18.01%
Jun 30, 2002	23.80%	1.84%	1.23%	2.40%	0.33%	1.08%	16.92%
Sep 30, 2002	24.62%	1.52%	1.20%	2.92%	0.09%	0.97%	17.92%
Dec 31, 2002	24.90%	2.32%	1.17%	2.96%	(0.26)%	0.89%	17.82%
Mar 31, 2003	25.56%	2.02%	1.22%	3.04%	0.08%	0.82%	18.38%
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.35%	2.25%	1.11%	2.55%	(0.90)%	0.00%	16.34%

(1)	General and administrative (“G & A”) expense excludes management and performance fees and is net of fee income.

(2)	Other includes gain on ARM assets, hedging expense and provision for credit losses.

Our return on equity declined slightly in this past quarter compared to the same period in 2003 primarily due to decreased yield on our ARM asset portfolio and increased long-term incentive award expense as a result of our increased stock price, partially offset by gains on the sale of ARM securities. The decline in our net interest spread was partially offset by more effective use of capital.

The following table presents the components of our net interest income for the quarters ended March 31, 2004 and 2003:

Comparative Net Interest Income Components
(in thousands)

	For the quarters ended March 31,
	2004	2003
Coupon interest income on ARM assets	$205,748	$129,983
Amortization of net premium	(10,316)	(7,187)
Cash and cash equivalents	381	400

Interest income	195,813	123,196

Reverse repurchase agreements	44,113	35,429
CDOs	11,905	585
Whole loan financing facilities	3,378	3,721
Senior Notes	5,235	—
Hedging Instruments	61,462	31,427

Interest expense	126,093	71,162

Net interest income	$69,720	$52,034

As presented in the table above, our net interest income increased by $17.7 million in the first quarter of 2004 compared to the first quarter of 2003. The change was attributable to a $72.6 million increase in interest income primarily due to an increased asset base, partially offset by a $54.9 million increase in interest expense. Included in this increase in interest expense is a $30.0 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets and a $16.6 million increase due to our issuance of CDOs and Senior Notes. Hybrid ARM assets totaled $18.2 billion and $9.0 billion at March 31, 2004 and 2003, respectively, and the balance of our CDOs and Senior Notes was $4.1 billion and $251.1 million, respectively, at March 31, 2004. There were no CDOs or Senior Notes outstanding at March 31, 2003.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table
(in thousands)

	For the quarters ended March 31,
	2004			2003
			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense
Interest-Earning Assets:
ARM assets	$19,699,895	3.97%	$195,432	$10,961,811	4.48%	$122,796
Cash and cash equivalents	210,833	0.71	381	132,120	1.21	400

	19,910,728	3.93	195,813	11,093,931	4.44	123,196

Interest-Bearing Liabilities:
Reverse repurchase agreements	14,385,052	1.23	44,113	9,330,058	1.52	35,429
Plus: Cost of Hedging instruments (1)		1.57	56,304		1.35	31,427

Hedged reverse repurchase agreements		2.79	100,417		2.87	66,856

CDOs	3,087,059	1.54	11,905	18,876	12.40	585
Plus: Cost of Hedging instruments (1)		0.67	5,158		0.00

Hedged CDOs		2.21	17,063		12.40	585

Whole loan financing facilities	750,840	1.80	3,378	735,418	2.02	3,721
Senior Notes	251,097	8.34	5,235	—	—	—

	18,474,048	2.73	126,093	10,084,352	2.82	71,162

Net Interest Earning Assets and Spread	$1,436,680	1.20%	$69,720	$1,009,579	1.62%	$52,034

Yield on Net Interest Earning Assets (2)		1.40%			1.88%

(1)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $14.4 billion and $6.4 billion as of March 31, 2004 and 2003, respectively, and Cap Agreements with notional balances of $1.4 billion as of March 31, 2004.

(2)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates, changes in volume and the combination of changes in interest rates and volume (in thousands):

	Three Months ended March 31,
	2004 versus 2003
	Rate	Volume	Rate/Volume	Total
Interest Income:
ARM assets	$(14,050)	$97,886	$(11,200)	$72,636
Cash and cash equivalents	(162)	239	(96)	(19)

	(14,212)	98,125	(11,296)	72,617

Interest Expense:
Reverse repurchase agreements	(1,726)	36,222	(935)	33,561
CDOs	(481)	95,127	(78,168)	16,478
Whole loan financing facilities	(413)	79	(9)	(343)
Senior Notes	—	—	5,235	5,235

	(2,620)	131,428	(73,877)	54,931

Net interest income	$(11,592)	$(33,303)	$62,581	$17,686

As presented in the table above, net interest income increased by $17.7 million. This increase in net interest income is composed of unfavorable rate and volume variances and a favorable variance from the combination of rate and volume. As a result of the yield on our interest-earning assets decreasing to 3.93% during the first quarter of 2004 from 4.44% during the same period of 2003, a decrease of 51 basis points, and our cost of funds decreasing to 2.73% from 2.82% during the same time period, a decrease of 9 basis points, there was a net unfavorable rate variance of $11.6 million. This was primarily due to an unfavorable rate variance on our ARM Assets portfolio and other interest-earning assets that decreased net interest income by $14.2 million, partially offset by a favorable rate variance on borrowings in the amount of $2.6 million. The increased average size of our portfolio during the first quarter of 2004 compared to the same period of 2003 decreased net interest income in the amount of $33.3 million. The combination of changes in rates and volume generated a $62.6 million increase in net interest income. The average balance of our interest-earning assets was $19.9 billion during the quarter ended March 31, 2004, compared to $11.1 billion during the same period of 2003 — an increase of 79.5%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)
(Dollar amounts in millions)

							Yield on
	Average	Historical		Yield on			Net
As of the	Interest	Weighted	Yield	Interest		Net	Interest
Quarter	Earning	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	ment (2)	Assets	Funds	Spread	Assets
Mar 31, 2002	$6,422	5.59%	0.64%	4.95%	3.30%	1.65%	1.97%
Jun 30, 2002	$7,846	5.30%	0.39%	4.91%	3.35%	1.56%	1.88%
Sep 30, 2002	$9,237	5.16%	0.42%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,105	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,094	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

		Impact of
As of the	Premium/	Principal		Total
Quarter	Discount	Payments		Yield
Ended	Amortization	Receivable	Other (1)	Adjustment
Mar 31, 2002	0.39%	0.20%	0.05%	0.64%
Jun 30, 2002	0.22%	0.13%	0.04%	0.39%
Sep 30, 2002	0.26%	0.13%	0.03%	0.42%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash.

We recorded hedging expense during the first quarter of 2004 of $158.1 thousand. At March 31, 2004, our Cap Agreements did not have any fair value, compared to a fair value of $9.0 thousand as of December 31, 2003. Since we are not currently applying hedge accounting to our Cap Agreements, we recorded this change in fair value of the Cap Agreements as hedging expense. Included in the above hedging expense we reclassified to earnings $149.1 thousand of the transition adjustment recorded in Accumulated other comprehensive income (loss) on January 1, 2002, in connection with the implementation of FAS 133. For the quarter ended March 31, 2003, we recorded hedging ineffectiveness in the amount of $10.6 thousand, hedging expenses of $17.3 thousand related to Eurodollar Transactions and reclassified to earnings $149.2 thousand of the transition adjustment, for total hedging expense of $177.1 thousand.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $173.9 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of March 31, 2004, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 37.1% of our portfolio of ARM assets or $8.1 billion. During the quarter ended March 31, 2004, we recorded loan loss provisions totaling $432.5 thousand to reserve for estimated credit losses on loans. No provision was recorded in the first quarter of 2003.

We recorded a net gain on ARM assets of $3.5 million during the first quarter of 2004. This gain consists of a $3.2 million gain on the sale of $345.5 million of ARM assets and a gain of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net loss of $3.5 million on Eurodollar Transactions hedging the loan commitment pipeline. We did not realize any gain or loss on ARM assets during the quarter ended March 31, 2003.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

				Total Operating
For the	Management Fee/	Performance Fee/	Other Expenses/	Expenses/
Quarter Ended	Average Assets	Average Assets	Average Assets	Average Assets
Mar 31, 2002	0.10%	0.20%	0.14%	0.44%
Jun 30, 2002	0.10%	0.19%	0.14%	0.43%
Sep 30, 2002	0.09%	0.22%	0.13%	0.44%
Dec 31, 2002	0.09%	0.22%	0.18%	0.49%
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%

The most significant increases to our operating expenses for the quarter ended March 31, 2004 compared to March 31, 2003 were the $2.8 million increase in the expenses associated with our issuance of Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”) together with our improved stock price through March 31, 2004 and the $2.1 million increase in the performance-based fee that the Manager earned as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee of $8.3 million for the first quarter of 2004 was 18.89%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.01%.

The remaining $2.1 million increase in operating expenses from the quarter ended March 31, 2003 to the same period of 2004 related primarily to increased base management fees, expanded operations of TMHL and other corporate matters. The base management fee paid to the Manager increased $1.1 million due to our increased average shareholders’ equity and TMHL’s operating costs increased by $803.4 thousand.

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

As a financial institution that has only invested in U.S.-dollar denominated instruments (primarily residential mortgage instruments) and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk. Our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 basis point (“bp”) shift in interest rates expressed in years–a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2004. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 bps higher than those implied by market rates as of March 31, 2004.

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

Net Portfolio Duration
March 31, 2004

	Base Case		Parallel +100 bps		Parallel +200 bps		Parallel +300 bps
Assets:
Traditional ARMs	0.28	Years	0.35	Years	0.57	Years	1.21	Years
Hybrid ARMs	1.94		2.31		2.53		4.00

Total ARM assets	1.69		2.01		2.23		3.57

Borrowings and hedges	(1.60)		(1.69)		(1.70)		(2.51)

Net portfolio duration	0.10	Years	0.22	Years	0.34	Years	0.64	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 5.4 and 2.6 years respectively.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior and defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

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

At March 31, 2004, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 basis point rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was 1.3%, 1.8% and (0.5%), respectively, of projected net income for the twelve months ended March 31, 2005. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At March 31, 2004, 12.0% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARM assets). We estimate the duration of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the net duration of our borrowed funds, Hybrid Hedging Instruments and the Hybrid ARM assets is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARM assets than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes can also affect the availability and pricing of ARM assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but there may be above average loan origination and refinancing volume in the industry such that even a small percentage of ARM product volume may result in sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30 year fixed-rate mortgage loans, increasing our investment opportunities. The availability and fluctuations in the volume of ARM loans being originated can also affect their yield to us as an investment opportunity. During periods of time when there is a shortage of ARM products, their yield as an investment may decline due to market forces and conversely, when there is an above average supply of ARM products, their yield to us as an investment may improve due to the same market forces. To date, we have always been able to find sufficient investment and loan origination opportunities at attractive prices in all interest rate environments we have faced so that we have been able to generate positive earnings and grow our portfolio as appropriate.

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

Other Matters

The Code requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of March 31, 2004, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of March 31, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, during the quarter ended March 31, 2004, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At March 31, 2004, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the first quarter of 2004.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K;

(a) Exhibits
     See “Exhibit Index”

(b) Reports on Form 8-K
     The Company filed or furnished the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2004:

(i)	Current Report on Form 8-K, furnished on January 22, 2004, attaching the Company’s Press Release of January 22, 3004 announcing the Company’s earnings for the year and the quarter ending December 31, 2003.

(ii)	Current Report on Form 8-K, filed on February 19, 2004, regarding entering into an Underwriting Agreement with A.G. Edwards & Sons, Inc., as the lead manager and Thornburg Mortgage Advisory Corporation relating to the sale of 3,500,000 shares of the Company’s common stock and granting the lead manager an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments that may occur during the offering process; and regarding the securitization of approximately $1.1 billion of mortgage loans by TMHL, which were subsequently sold to third party investors (Thornburg Mortgage Securities Trust 2003-6).

(iii)	Current Report on Form 8-K, filed on March 22, 2004, regarding entering into a sales agreement with Cantor Fitzgerald & Co. to sell up to 10,000,000 shares of the Company’s common stock from time to time through Cantor Fitzgerald & Co., as sales agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: May 7, 2004	/s/ Garrett Thornburg

Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2004	/s/ Larry A. Goldstone

Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: May 7, 2004	/s/ Richard P. Story

Richard P. Story
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.4.2	Amendment No. 2 to Amended and Restated 2002 Long-Term Incentive Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.