Form 10-Q
period 2004-06-30
THORNBURG MORTGAGE INC
filed 2004-08-09
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Common Stock ($.01 par value) 84,085,951 as of May 6, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2004	December 31, 2003
ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities, net	$14,434,131	$11,520,741
ARM loans:
Securitized ARM loans, net	3,263,469	3,687,466
ARM loans collateralizing debt obligations, net	4,872,050	3,146,961
ARM loans held for securitization, net	520,470	496,998

ARM loans	8,655,989	7,331,425

ARM assets	23,090,120	18,852,166
Cash and cash equivalents	875,838	85,366
Restricted cash and cash equivalents	304,702	51,600
Hedging instruments	156,228	40,356
Accrued interest receivable	88,726	73,702
Prepaid expenses and other	25,257	15,609

	$24,540,871	$19,118,799

LIABILITIES
Reverse repurchase agreements	$17,492,989	$13,926,858
Collateralized debt obligations (“CDOs”)	4,823,351	3,114,047
Whole loan financing facilities	294,763	369,343
Hedging instruments	37,286	113,518
Senior notes	251,263	251,080
Accrued interest payable	27,065	26,114
Dividends payable	—	47,350
Payable for assets purchased	23,071	—
Accrued expenses and other	35,156	31,385

	22,984,944	17,879,695

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock: par value $.01 per share; 499,978 shares authorized, 83,024 and 73,985 shares issued and outstanding, respectively	830	740
Additional paid-in-capital	1,623,750	1,376,879
Accumulated other comprehensive loss	(131,441)	(142,778)
Retained earnings	62,788	4,263

	1,555,927	1,239,104

	$24,540,871	$19,118,799

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income from ARM assets and cash equivalents	$217,487	$136,897	$413,300	$260,093
Interest expense on borrowed funds	(143,435)	(82,166)	(269,528)	(153,328)

Net interest income	74,052	54,731	143,772	106,765

Servicing income, net	1,370	637	2,192	941
Gain (loss) on ARM assets and hedging instruments, net instruments, net	(896)	2,574	2,648	2,574
Hedging expense	(149)	(220)	(307)	(397)
Provision for credit losses	(391)	—	(823)	—
Management fee	(3,936)	(2,686)	(7,563)	(5,171)
Performance fee	(8,480)	(6,924)	(16,814)	(13,111)
Long-term incentive awards	344	(3,075)	(4,151)	(4,744)
Other operating expenses	(4,015)	(2,845)	(7,692)	(5,591)

NET INCOME	$57,899	$42,192	$111,262	$81,266

Net income	$57,899	$42,192	$111,262	$81,266
Dividends on preferred stock	—	(1,670)	—	(3,340)

Net income available to common shareholders	$57,899	$40,522	$111,262	$77,926

Basic earnings per share:
Net income	$0.71	$0.68	$1.41	$1.35

Average number of shares outstanding	81,373	59,879	79,002	57,767

Diluted earnings per share:
Net income	$0.71	$0.67	$1.41	$1.34

Average number of shares outstanding	81,373	62,639	79,002	60,527

Dividends declared per common share	$0.66	$0.62	$1.31	$1.22

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$57,899	$42,192	$111,262	$81,266
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	(254,061)	11,617	(167,007)	15,467
Reclassification adjustment for net (gains) losses included in income	149	(2,425)	(2,863)	(2,425)

Net change in unrealized gains (losses) on securities	(253,912)	9,192	(169,870)	13,042

Unrealized gains (losses) on hedging instruments:
Net unrealized gains (losses) arising during the period	230,264	(85,801)	52,812	(121,340)
Reclassification adjustment for net losses included in income	66,916	35,306	128,395	66,436

Net change in unrealized gains (losses) on hybrid hedging instruments	297,180	(50,495)	181,207	(54,904)

Other comprehensive income	$101,167	$889	$122,599	$39,404

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Six months ended June 30, 2004 and 2003
(In thousands, except per share data)

				Accum. Other	Notes
				Compre-	Receivable
	Preferred	Common	Additional Paid-	hensive	From Stock	Retained
	Stock	Stock	in Capital	Income (Loss)	Sales	Earnings	Total
Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471	$833,042
Comprehensive income:
Net income						81,266	81,266
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				13,041			13,041
Hedging instruments:
Fair value adjustment, net of amortization				(54,903)			(54,903)
Issuance of common stock		87	178,567				178,654
Interest and principal payments on notes receivable from stock sales			141		420		561
Dividends declared on preferred stock - $1.21 per share						(3,340)	(3,340)
Dividends declared on common stock - $0.60 per share						(35,743)	(35,743)

Balance, June 30, 2003	$65,805	$615	$1,057,637	$(147,116)	$(7,017)	$42,654	$1,012,578

Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$—	$4,263	$1,239,104
Comprehensive income:
Net income						111,262	111,262
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(169,870)			(169,870)
Hedging instruments:
Fair value adjustment, net of amortization				181,207			181,207
Issuance of common stock		90	246,871				246,961
Dividends declared on common stock - $0.65 per share						(52,737)	(52,737)

Balance, June 30, 2004	$—	$830	$1,623,750	$(131,441)	$—	$62,788	$1,555,927

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$57,899	$42,192	$111,262	$81,266
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	14,712	10,546	27,433	18,713
(Gain) loss on ARM assets and hedging instruments, net	896	(2,574)	(2,648)	(2,574)
Provision for credit losses	391	—	823	—
Hedging expense	149	220	307	397
Change in assets and liabilities:
Accrued interest receivable	(6,633)	(7,235)	(15,024)	(12,786)
Prepaid expenses and other	(8,067)	(1,834)	(12,640)	343
Accrued interest payable	(3,652)	3,925	951	5,587
Accrued expenses and other	236	17,447	3,771	21,204

Net cash provided by operating activities	55,931	62,687	114,235	112,150

Investing Activities:
ARM securities:
Purchases	(2,795,341)	(3,115,786)	(6,359,193)	(4,963,138)
Proceeds on sales	—	—	348,709	—
Principal payments	2,062,190	1,073,494	3,084,024	1,908,041
Securitized ARM loans:
Issuance costs	—	(1,076)	—	(2,108)
Principal payments	195,370	394,344	324,839	698,005
ARM loans collateralizing debt obligations:
Principal payments	320,251	66,527	437,047	91,382
ARM loans held for securitization:
Purchases and originations	(1,129,828)	(1,146,227)	(2,127,699)	(2,350,716)
Principal payments	16,581	6,684	28,427	16,087
Termination of interest rate swap agreements	2,144		2,144

Net cash used in investing activities	(1,328,633)	(2,722,040)	(4,261,702)	(4,602,447)

Financing Activities:
Net borrowings from reverse repurchase agreements	1,095,910	1,944,138	3,415,560	3,659,551
Net borrowings of CDOs	719,952	967,485	1,709,304	712,070
Net whole loan financing facilities (paydowns) borrowings	188,858	(447,734)	(74,580)	25,422
Net senior unsecured debt proceeds	—	194,340	—	194,340
Payments received (made) on Eurodollar contracts	1,031	(6,975)	(1,223)	(12,554)
Proceeds from common stock issued, net	78,630	56,501	246,961	178,654
Dividends paid	(52,736)	(37,411)	(100,087)	(69,947)
Payments on notes receivable from stock sales	—	390	—	561
Purchase of interest rate cap agreements	(4,895)	(8,940)	(4,894)	(8,940)
Net increase in restricted cash and cash equivalents	(181,656)	(8,940)	(253,102)	(8,940)

Net cash provided by financing activities	1,845,094	2,652,854	4,937,939	4,670,217

Net increase (decrease) in cash and cash equivalents	572,392	(6,499)	790,472	179,920
Cash and cash equivalents at beginning of period	303,446	308,639	85,366	122,220

Cash and cash equivalents at end of period	$875,838	$302,140	$875,838	$302,140

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2003 Annual Report on Form 10-K/A.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the “Company”) and its wholly owned bankruptcy-remote special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation (“TMFC”), Thornburg Mortgage Acceptance Corporation (“TMAC”), Thornburg Mortgage Capital Resources, LLC (“TMCR”), and Thornburg Mortgage Depositor, LLC (“TMD”), its wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMFC, TMAC, TMCR and TMD are wholly owned qualified real estate investment trust (“REIT”) subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMFC and TMAC ceased operations on May 31, 2004 and were dissolved on June 25, 2004. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes from that date forward. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently adopted accounting pronouncements

On March 9, 2004, the SEC released Staff Accounting Bulletin 105 (“SAB 105”) providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and is intended to eliminate the current diversity in practice that exists relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Management believes that the Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses the accounting for acquired impaired loans, loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because the Company acquires loans generally underwritten to “A” quality standards, the Company does not expect the adoption of SOP 03-3 to have a material effect on the financial condition, results of operations, or liquidity of the Company.

In June 2004, the Financial Accounting Standards Board issued Emerging Issues Task Force Abstract 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance is applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. EITF 03-01 also includes annual disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures were included in the Company’s Form 10-K/A Annual Report for the year ended December 31, 2003 as required by the EITF.

Cash and cash equivalents

Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements and hedging instruments. The carrying amount of restricted cash and cash equivalents approximates their fair value.

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

ARM securities are composed mainly of ARM securities purchased from third parties. The Company has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in Accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any unrealized loss deemed to be other than temporary is recorded as a realized loss. Realized gains or losses on the sale of ARM securities are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees and allowance for loan losses.

Securitized ARM loans are loans originated or acquired by the Company and securitized by the Company with the Company retaining 100% of the beneficial ownership interests.

ARM loans collateralizing long-term debt are loans the Company has securitized into sequentially rated classes with the lower rated classes providing credit support for AAA certificates issued to third party investors in structured financing arrangements.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

The Company does not sell any of the securities created from its securitizations to generate gain on sale income. The loan securitization process benefits the Company by creating highly liquid securitized assets that can be readily financed in the capital markets.

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

Mortgage servicing rights (“MSRs”)

The Company does not purchase MSRs, nor has the Company capitalized any MSRs in connection with any sale transaction. MSRs are capitalized upon the securitization of ARM loans as required by generally accepted accounting principles by allocating a portion of the cost basis of the securitized loans to the estimated value of the MSRs related to the loans retained by the Company as collateral in securitizations. The servicing spread, net of servicing costs and amortization, is recorded as Servicing income, net on the Consolidated Income Statements, rather than being accounted for as interest income.

MSRs are carried at the lower of cost or fair value at the risk strata level and are periodically evaluated for impairment using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayments speed, delinquency rates and other economic factors. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM).

MSRs are amortized in proportion to, and over the expected period of, the estimated future net servicing income. Projected net servicing income is determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types and recent prepayment experience. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management.

Credit risk and allowance for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that have an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”). An Investment Grade security generally has a security rating of BBB, Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of a third party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade the purchase price generally includes a discount for probable credit losses. This reduction, or “basis adjustment”, is recorded as part of the purchase price of that security. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings. The Company limits its exposure to credit losses by restricting its investment in “Other Investments” to no more than 30% of total assets. Other Investments may include, among other items, securities that are rated A or less by at least one of the Rating Agencies at the time of purchase, including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, and ARM loans held for securitization.

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

Valuation methods

The fair values of the Company’s ARM securities, securitized ARM loans and ARM loans collateralizing debt obligations are generally based on market prices provided by third party pricing services or by certain dealers who make markets in these financial instruments. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

The net unrealized gain on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value the Company’s ARM Loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase loan commitments is recorded as a component of ARM loans, net on the Consolidated Balance Sheets with the change in fair value recorded in Gain (loss) on ARM assets and hedging instruments, net on the Consolidated Income Statements.

The fair values of the Company’s CDOs, senior unsecured notes (“Senior Notes”), interest rate swap agreements (“Swap Agreements”) and interest rate cap agreements (“Cap Agreements”) are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar futures contracts (“Eurodollar Transactions”) is determined on a daily basis by the closing price on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents, interest receivable, reverse repurchase agreements, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging Instruments

All of the Company’s hedging instruments are derivative financial instruments (Cap Agreements, Swap Agreements and Eurodollar futures contracts) (collectively, “Hedging Instruments”) and are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as “cash flow hedges,” and the effective amount of change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective if it achieves offsetting cash flows attributable to the risk being hedged, but if the hedging strategy is not successful in achieving offsetting cash flows, it is ineffective. Certain Eurodollar Transactions have not been designated as cash flow hedges since they are an economic hedge, hedging the fair value change of the Company’s purchase loan commitments. As such, the change in their fair value is recorded in the Consolidated Income Statements as Gain (loss) on ARM assets and hedging instruments, net.

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

The Company also purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings above a level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity. Therefore, the expense in future periods is expected to be greater than that experienced currently.

The Company designates its Hybrid Hedging Instruments used to manage interest rate exposure when financing its Hybrid ARM assets as cash flow hedges. All changes in the unrealized gains and losses on Hybrid Hedging Instruments have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income. The carrying value of these Hybrid Hedging Instruments is included in Hedging instruments on the Consolidated Balance Sheets.

The unrealized gain/(loss) on Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain/(loss) in Accumulated other comprehensive income (loss) and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed cost of money over the life of the Hedging Instrument.

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

Pipeline Hedging Instruments

The Company enters into Eurodollar Transactions to manage interest rate risk associated with commitments to purchase ARM loans (“Pipeline Hedging Instruments”). The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain (loss) on ARM assets and hedging instruments, net on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

Accumulated other comprehensive income (loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities.”

The net unrealized gain on the Company’s ARM Loans of $20.0 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company, excluding TMHL and its subsidiaries, elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders, as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries made the election to be taxable REIT subsidiaries as of the close of business on May 31, 2004 and, as such, are subject to both federal and state corporate income tax after that date. For the month ended June 30, 2004, TMHL had an immaterial taxable loss and did not record a tax provision.

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

Following is information about the computation of the EPS data for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands except per share data):

			Earnings
	Income	Shares	Per Share
Three Months Ended June 30, 2004
Net income	$57,899

Basic and Diluted EPS, income available to common shareholders	$57,899	81,373	$0.71

Three Months Ended June 30, 2003
Net income	$42,192
Less preferred stock dividends	(1,670)

Basic EPS, income available to common shareholders	40,522	59,879	$0.68

Effect of dilutive securities:
Convertible preferred stock	1,670	2,760

Diluted EPS	$42,192	62,639	$0.67

			Earnings
	Income	Shares	Per Share
Six Months Ended June 30, 2004
Net income	$111,262

Basic and Diluted EPS, income available to common shareholders	$111,262	79,002	$1.41

Six Months Ended June 30, 2003
Net income	$81,266
Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	77,926	57,767	$1.35

Effect of dilutive securities:
Convertible preferred stock	3,340	2,760

Diluted EPS	$81,266	60,527	$1.34

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of June 30, 2004 and December 31, 2003 (in thousands):

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
June 30, 2004	securities	ARM loans	debt obligations	securitization	Total
Principal balance outstanding	$14,409,869	$3,244,909	$4,850,983	$522,170	$23,027,931
Net unamortized premium (discount)	217,396	17,829	22,441	(2,378)	255,288
Loan loss reserves	—	(7,194)	(1,374)	(250)	(8,818)
Basis adjustments	(3,813)	—	—	—	(3,813)
Net unrealized gain on purchase loan commitments	—	—	—	928	928
Principal payment receivable	23,564	7,925	—	—	31,489

Amortized cost, net	14,647,016	3,263,469	4,872,050	520,470	23,303,005
Gross unrealized gains	13,762	11,386	40,901	3,445	69,494
Gross unrealized losses	(226,647)	(34,513)	—	(1,223)	(262,383)

Fair value	$14,434,131	$3,240,342	$4,912,951	$522,692	$23,110,116

Carrying value	$14,434,131	$3,263,469	$4,872,050	$520,470	$23,090,120

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
December 30, 2003	securities	ARM loans	debt obligations	securitization	Total
Principal balance outstanding	$11,368,988	$3,664,183	$3,130,008	$494,271	$18,657,450
Net unamortized premium	183,559	23,561	18,036	2,435	227,591
Loan loss reserves	—	(6,660)	(1,083)	(250)	(7,993)
Basis adjustments	(3,395)	—	—	—	(3,395)
Net unrealized gain on purchase loan commitments	—	—	—	542	542
Principal payment receivable	14,306	6,382	—	—	20,688

Amortized cost, net	11,563,458	3,687,466	3,146,961	496,998	18,894,883
Gross unrealized gains	40,373	28,988	6,249	1,158	76,768
Gross unrealized losses	(83,090)	(13,034)	(14,576)	(885)	(111,585)

Fair value	$11,520,741	$3,703,420	$3,138,634	$497,271	$18,860,066

Carrying value	$11,520,741	$3,687,466	$3,146,961	$496,998	$18,852,166

The Company recorded a net gain on ARM assets and hedging instruments of $2.6 million during the six months ended June 30, 2004. This gain consists of a $3.2 million gain on the sale of $345.5 million of ARM assets, a gain of $6.5 million on Eurodollar Transactions hedging the loan commitment pipeline and a $2.1 million realized gain on the termination of three Swap Agreements, partially offset by a net loss of $9.2 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company realized a gain on ARM assets of $2.6 million during the six months ended June 30, 2003. This gain consists of a $1.7 million net recovery of estimated credit losses and a $910.5 thousand gain upon the maturity of a collateralized bond obligation.

During the six months ended June 30, 2004, the Company securitized $2.2 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $35.6 million of the securities created for its securitized ARM loan portfolio and placed $2.1 billion of the securities with third party investors, thereby providing long-term collateralized financing for the Company’s assets. Of the securities retained by the Company, $27.5 million were rated Investment Grade and $8.1 million were rated less than Investment Grade. These securities and interest-only subordinate certificates also retained by the Company provide credit support to the securitizations. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of June 30, 2004, the Company had $8.2 billion of ARM assets that have resulted from the Company’s securitization efforts.

MSRs capitalized upon the securitization of $2.2 billion of ARM loans during the six months ended June 30, 2004 totaled $7.7 million. MSRs of $14.4 million, net of amortization during the six months ended June 30, 2004 of $1.9 million, are included in Prepaid expenses and other on the Consolidated Balance Sheets at June 30, 2004. MSRs of $8.6 million, net of amortization, are included in Prepaid expenses and other on the Consolidated Balance Sheets at December 31, 2003. At June 30, 2004, the fair value of the MSRs in each risk stratum exceeded their cost basis.

As of June 30, 2004 and December 31, 2003, the Company had basis adjustments of $3.8 million and $3.4 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $988.7 thousand related to ARM securities purchased during the first six months of 2004 on which the Company had first loss credit exposure. These securities were purchased as part of $1.1 billion of third party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes.

During the six months ended June 30, 2004, the Company recorded loan loss provisions totaling $822.8 thousand to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $8.8 million.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 451 individual securities have been in a continuous unrealized loss position, at June 30, 2004 (dollar amounts in thousands):

Unrealized Losses on ARM Securities as of June 30, 2004

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized	Fair	Unrealized
	Fair Value	Loss	Fair Value	Loss	Value	Loss
Agency Securities	$1,722,016	$(18,596)	$258,527	$(4,188)	$1,980,543	$(22,784)
AAA/Aaa Rating	8,635,316	(142,352)	1,340,701	(47,842)	9,976,017	(190,194)
AA/Aa Rating	131,258	(2,263)	31,785	(9,428)	163,043	(11,691)
A Rating	29,583	(386)	3,138	(109)	32,721	(495)
BBB/Baa Rating	9,950	(224)	5,638	(941)	15,588	(1,165)
BB/Ba Rating and Below	7,899	(265)	484	(53)	8,383	(318)

Total	$10,536,022	$(164,086)	$1,640,273	$(62,561)	$12,176,295	$(226,647)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As presented in Note 7, during the six-month period ended June 30, 2004, the net unrealized loss of $43.3 million on ARM securities increased by $169.9 million to a net unrealized loss of $213.2 million. During the same six-month period, the net unrealized loss on hedging instruments of $99.5 million improved by $181.2 million to a net unrealized gain of $81.7 million, for a combined improvement of the net unrealized loss on ARM securities and hedging instruments of $11.3 million. Furthermore, although the Company’s ARM securities are designated as available-for-sale, the Company does not typically sell its ARM securities and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of June 30, 2004 and December 31, 2003 (in thousands, except for loan count):

June 30, 2004
			Percent of	Percent of
	Loan	Loan	ARM	Total
Delinquency Status	Count	Balance	Loans	Assets
60 to 89 days	2	$1,857	0.02%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	9	2,692	0.03	0.01

	11	$4,549	0.05%	0.01%

December 31, 2003
			Percent of	Percent of
	Loan	Loan	ARM	Total
Delinquency Status	Count	Balance	Loans	Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	12	3,501	0.05	0.02

	12	$3,501	0.05%	0.02%

As of June 30, 2004, the Company had commitments to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$332,836
ARM loans – correspondent originations	717,086
ARM loans – direct originations	85,821

$1,135,743

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $1.8 billion, but is expected to be less than 28% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. The Company received a premium of $2.3 million related to these transactions, which is being amortized over the declining balance of the related securities. As of June 30, 2004, the Company had delivered ARM assets with a carrying value of $6.4 million and $3.1 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

   Hybrid Hedging Instruments

As of June 30, 2004 and December 31, 2003, the Company was counterparty to Swap Agreements and Eurodollar Transactions having aggregate current notional balances of $15.7 billion and $12.5 billion, respectively. In addition, as of June 30, 2004, the Company had entered into delayed Swap Agreements with notional balances totaling $661 million that become effective in July 2004. As of June 30, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.3 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 2.99% and 3.02% at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, ARM assets with a carrying value of $84.1 million, including accrued interest, and cash totaling $40.1 million collateralized the Swap Agreements and Eurodollar Transactions.

The net unrealized gain on Swap Agreements at June 30, 2004 of $95.0 million included Swap Agreements with gross unrealized gains of $129.2 million and gross unrealized losses of $34.2 million and is included in Hedging instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million.

As of June 30, 2004, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net gain of $91.2 million. The Company estimates that over the next twelve months, $104.3 million of these net unrealized gains will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of June 30, 2004 and December 31, 2003, the Company’s Cap Agreements, used to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs, had remaining notional amounts of $1.4 billion and $1.6 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010 and notional balances totaling $371.1 million. The fair value of all of these Cap Agreements at June 30, 2004 and December 31, 2003 was $27.1 million and $25.4 million, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. As of June 30, 2004, the unrealized loss on these Cap Agreements of $9.4 million is included in Accumulated other comprehensive income (loss). In the twelve month period following June 30, 2004, $983.2 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.05%. The Cap Agreements had an average maturity of 4.3 years as of June 30, 2004 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the weighted average net duration of borrowed funds, Hybrid Hedging Instruments and Hybrid ARM assets is less than one year. See a discussion of duration and net duration under Portfolio Strategies on page 31. At June 30, 2004, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 4.6 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 4.2 months, which suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates.

Interest expense for the quarter and six-month period ended June 30, 2004 includes net payments on Hybrid Hedging Instruments of $66.8 million and $128.3 million, respectively. Interest expense for the same periods in 2003 includes net payments on Hybrid Hedging Instruments of $35.3 million and $66.7 million, respectively.

   Life Cap Hedging Instruments

The Life Cap Hedging Instruments had a fair value of $0 at June 30, 2004, compared to a fair value of $9.0 thousand at December 31, 2003, and are included in Hedging instruments on the Consolidated Balance Sheets. These Cap Agreements had a remaining notional amount of $440.0 million and $841.3 million as of June 30, 2004 and December 31, 2003, respectively. The notional amount of the Life Cap Hedging Instruments declines at a rate that is expected to approximate the amortization of the Traditional ARM assets. The Company will receive cash payments should the one-month or three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 8.00% to 11.50% and average 9.90%. The Life Cap Hedging Instruments had an average final maturity of 4 months as of June 30, 2004 and expire between 2004 and 2005.

During the three- and six-month periods ended June 30, 2004, the Company recognized expenses of $149.2 thousand and $307.4 thousand, respectively, which is reported as Hedging expense in the Company’s Consolidated Income Statements. During the three- and six-month periods ended June 30, 2003, the Company recognized expenses of $219.8 thousand and $396.9 thousand, respectively.

   Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at June 30, 2004 and December 31, 2003 was $2.8 million and $953.4 thousand, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $465.0 million and $283.0 million at June 30, 2004 and December 31, 2003, respectively. During the three- and six-month periods ended June 30, 2004, the Company recognized a $10.0 million gain and a $6.5 million gain, respectively, on Pipeline Hedging Instruments, which is included in Gain (loss) on ARM assets and hedging instruments, net in the Company’s Consolidated Income Statements and partially offsets the $9.2 million loss recorded on loan commitments pursuant to SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued by the Financial Accounting Standards Board in April 2003.

Note 4. Borrowings

   Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of June 30, 2004, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of June 30, 2004, the Company had $17.5 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.37% and a weighted average remaining maturity of 2.9 months. As of December 31, 2003, the Company had $13.9 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.25% and a weighted average remaining maturity of 4.9 months. As of June 30, 2004, $13.3 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from one to twenty-five months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $18.3 billion, including accrued interest, and cash totaling $257.0 million, collateralized the reverse repurchase agreements at June 30, 2004. As of June 30, 2004, Citigroup Inc. holds collateral with a fair value, in excess of reverse repurchase borrowings with a weighted average maturity of 1.9 months, of $184.5 million.

At June 30, 2004, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$5,822,192
31 to 89 days	3,011,982
90 to 365 days	8,553,340
Over 365 days	105,475

$17,492,989

   CDOs

On June 30, 2004, $1.1 billion of ARM loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2004-2 and were securitized. In this transaction, the Company issued AAA-rated floating-rate pass-through certificates totaling $1.0 billion to third party investors and retained the subordinated certificates, which provide credit support to the AAA certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these CDOs, the Company incurred costs of $4.5 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of the CDOs. This transaction was accounted for as a financing of loans and represents permanent financing that is not subject to margin calls.

All of the Company’s CDOs were issued by trusts and are secured by its ARM loans. For financial reporting and tax purposes, the trusts’ ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2004, the following CDOs were outstanding (in thousands):

		Effective
		Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$2,895,312	1.64%
Fixed-rate financing	1,928,039	3.87%

Total	$4,823,351	2.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.4 billion and a weighted average strike price of 5.05% as of June 30, 2004.

As of June 30, 2004, the CDOs were collateralized by ARM loans with a principal balance of $4.9 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

   Whole Loan Financing Facilities

As of June 30, 2004, the Company had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between September 2004 and March 2005. The Company expects to renew these facilities. As of June 30, 2004, the Company had $294.8 million borrowed against these whole loan financing facilities at an effective cost of 2.31%. As of December 31, 2003, the Company had $369.3 million borrowed against whole loan financing facilities at an effective cost of 2.32%. The amount borrowed on the whole loan financing facilities at June 30, 2004 was collateralized by ARM loans with a carrying value of $304.8 million, including accrued interest. These facilities have covenants that are standard for industry practice; the Company was in compliance with all such covenants at June 30, 2004.

One of the whole loan financing facilities discussed above (with a committed borrowing capacity of $300 million and maturing in March 2005), is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility is similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

   Senior Notes

In 2003, the Company issued $255.0 million in Senior Notes. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $4.5 million, which are being amortized to interest expense over the expected life of the Senior Notes. At June 30, 2004 and December 31, 2003, the balance of the Senior Notes outstanding, net of unamortized issuance costs, was $251.3 million and $251.1 million, respectively.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of June 30, 2004, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

   Other

The total cash paid for interest was $145.7 million and $77.6 million for the quarters ended June 30, 2004 and 2003, respectively, and $266.1 million and $146.6 million for the six months ended June 30, 2004 and 2003, respectively.

On June 30, 2004, the Company established a new $5 billion asset-backed commercial paper facility, which will provide an alternative way to finance the Company’s high quality ARM securities portfolio. Through a wholly owned bankruptcy–remote special purpose subsidiary, the Company will issue asset-backed commercial paper in the form of secured liquidity notes that will be recorded as borrowings on the Company’s Consolidated Balance Sheets and have been rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings to money market investors. These notes are generally collateralized by agency and AAA-rated mortgage-backed securities from the Company’s ARM securities portfolio

   Contractual Obligations

As of June 30, 2004, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than		3 – 5	More than
	Total	1 year	1 – 3 years	years	5 years
Reverse repurchase agreements	$17,492,989	$17,387,514	$105,475	$—	$—
CDOs (1)	4,823,351	10,110	22,755	49,740	4,740,746
Whole loan financing facilities	294,763	294,763	—	—	—
Senior Notes	251,263	—	—	—	251,263
Purchase commitments	1,135,743	1,135,743	—	—	—

Total (2)	$23,998,109	$18,828,130	$128,230	$49,740	$4,992,009

(1)	Maturities of the Company’s CDOs are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
ARM securities	$14,434,131	$14,434,131	$11,520,741	$11,520,741
Securitized ARM loans	3,263,469	3,240,342	3,687,466	3,703,420
ARM loans collateralizing CDOs	4,872,050	4,912,951	3,146,961	3,138,634
ARM loans held for securitization	520,470	522,692	496,998	497,271
Hedging instruments	156,228	156,228	40,356	40,356
Liabilities:
Reverse repurchase agreements	17,492,989	17,492,989	13,926,858	13,926,858
CDOs	4,823,351	4,825,185	3,114,047	3,134,560
Whole loan financing facilities	294,763	294,763	369,343	369,343
Senior Notes	251,263	258,825	251,080	267,750
Hedging instruments	37,286	37,286	113,518	113,518

Note 6. Common Stock

During February 2004, the Company completed a public offering of 4,000,000 shares of common stock and received net proceeds of $110.1 million.

During the three- and six-month periods ended June 30, 2004, the Company issued 1,186,300 and 1,884,700 shares, respectively, of common stock through at-market transactions and received net proceeds of $31.9 million and $51.1 million, respectively, under controlled equity offering programs.

During the three- and six-month periods ended June 30, 2004, the Company issued 1,802,944 and 3,154,650 shares, respectively, of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $46.7 million and $85.5 million, respectively.

As of June 30, 2004, $598.2 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on January 21, 2004.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments. The following table presents other comprehensive income (loss) (“OCI”) balances (in thousands):

		Unrealized	Accumulated
	Unrealized	(losses) gains	Other
	gains (losses)	on Hedging	Comprehensive
	on ARM securities	Instruments	Loss
Balance, December 31, 2002	$43,489	$(148,743)	$(105,254)
Net change	13,042	(54,904)	(41,862)

Balance, June 30, 2003	$56,531	$(203,647)	$(147,116)

Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	(169,870)	181,207	11,337

Balance, June 30, 2004	$(213,184)	$81,743	$(131,441)

The net unrealized gain on the Company’s ARM Loans of $20.0 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Compensation Committee of the Company’s Board of Directors is authorized to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”) pursuant to the Company’s Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “Plan”).

As of June 30, 2004, there were 1,493,772 DERs outstanding all of which were vested, and 808,038 PSRs outstanding, of which 636,618 were vested. The Company recorded income associated with DERs and PSRs of $344.1 thousand and an expense of $3.1 million for the quarters ended June 30, 2004 and 2003, respectively. Of the income recorded in the second quarter of 2004, $2.3 million was the impact of the decrease in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by a $1.4 million expense associated with dividend equivalents paid on DERs and PSRs and a $511.5 thousand expense related to the amortization of unvested PSRs. Of the expense recorded in the second quarter of 2003, $1.2 million was the amount of dividend equivalents paid on DERs and PSRs, $320.9 thousand was the amortization of unvested PSRs, and $1.6 million was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment. During the six-month periods ended June 30, 2004 and 2003, the Company recorded an expense associated with DERs and PSRs in the amount of $4.2 million and $4.7 million, respectively.

Note 9. Transactions with Related Parties

The Company is managed externally by Thornburg Mortgage Advisory Corporation (“the Manager”) under the terms of a Management Agreement (the “Agreement”). During the quarters ended June 30, 2004 and 2003, the Company reimbursed the Manager $1.5 million and $1.1 million for expenses, respectively, in accordance with the terms of the Agreement. During the six-month periods ended June 30, 2004 and 2003, the Company reimbursed the Manager and other Thornburg entities $2.8 million and $2.2 million for expenses, respectively. As of June 30, 2004 and 2003, $2.0 million and $1.4 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended June 30, 2004 and 2003, the Company incurred costs of $3.9 million and $2.7 million, respectively, in base management fees in accordance with the terms of the Agreement. For the six-month periods ended June 30, 2004 and 2003, the Company incurred base management fees of $7.6 million and $5.2 million, respectively. As of June 30, 2004 and 2003, $1.3 million and $918.6 thousand, respectively, was payable by the Company to the Manager for the base management fee.

For the three-month periods ended June 30, 2004 and 2003, the Manager earned performance-based compensation in the amount of $8.5 million and $6.9 million, respectively, in accordance with the terms of the Agreement. For the six-month periods ended June 30, 2004 and 2003, the Manager earned performance-based compensation in the amount of $16.8 million and $13.1 million, respectively. As of June 30, 2004 and 2003, $8.5 million and $6.9 million, respectively, was payable by the Company to the Manager for performance-based compensation.

The Company offers mortgage loans to directors and officers of the Company, and to employees of the Manager and other Thornburg entities in the ordinary course of business. As of June 30, 2004, the aggregate balance of these mortgage loans outstanding amounted to $37.1 million, had a weighted average interest rate of 3.65%, and maturities ranging between 2030 and 2034.

Note 10. Subsequent Events

In July 2004, the Management Agreement (the “Agreement”) between the Company and the Manager was amended effective July 1, 2004. The term of the amended Agreement was extended to July 1, 2014 and the formulas used to calculate the base management and performance-based incentive fees earned under the Agreement were revised such that the fees earned by the Manager will be reduced from what they would have been under the previous formulas. Specifically, the previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million. The amended Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. The previous formula used to calculate the performance fee provided that the Manager earned 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. The amended Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fee until reaching a performance fee percentage of 15% for any amount greater than $50 million.

The Company issued $1 billion of asset-backed commercial paper to various third parties in July 2004. The yield on these notes is approximately 1.51% with maturity dates ranging from August 2004 to October 2004.

On July 19, 2004, the Company declared the second quarter 2004 dividend of $0.66 per share of common stock, which is payable on August 17, 2004 to shareholders of record on August 4, 2004.

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

During the second quarter of 2004, our assets grew 10% from $22.4 billion at March 31, 2004 to $24.5 billion at June 30, 2004. Our net earnings increased 6% from $0.67 for the second quarter of 2003 to $0.71 per share for the second quarter of 2004. We raised $78.6 million of new equity capital during the quarter by issuing 3.0 million common shares at an average net price of $26.30 per share. Primarily as a result of raising this new common equity and the retention of earnings, our book value per common share rose 5% from $17.85 per share at March 31, 2004 to $18.74 per share.

Asset Growth and Channel Mix

Our ability to raise new equity capital at a premium to book value resulted in significant asset acquisition activity and growth during the second quarter. We acquired $3.0 billion of ARM securities during the quarter, 99.7% of which were High Quality, meaning they are rated AA/Aa or higher by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”) (see page 31 for definition of High Quality). Interest rates declined somewhat during the quarter, after having moved upward during the prior quarter, and our portfolio prepayment rate increased to an average of 35% Constant Prepayment Rate (“CPR”) from an average of 19% CPR in the prior quarter. In the quarters to come, we anticipate that CPR speeds will moderate due to the expected increase in interest rates. We also continued to develop our “A” quality residential ARM loan origination business through approved correspondents and by directly originating ARM loans to retail customers. This source of ARM assets provided $1.1 billion in new assets during the quarter, an increase of 39% from originations in the second quarter of 2003 of $815.2 million. As a result of these ARM loan originations and acquisitions, as of June 30, 2004, we owned $8.7 billion in ARM Loans (see page 30 for definition of ARM Loans), which amounted to 35% of our total assets.

The Federal Reserve Board’s recent decision to raise short-term interest rates, and the expectation that it will continue to do so, should further boost ARM loan production as a percentage of new loan origination. The Mortgage Bankers Association (the “MBA”) currently projects that ARM loans will account for 35% of the $2.5 trillion in mortgages anticipated to be originated in 2004. We believe our traditional ARM products, which have interest rates that reprice in a year or less (“Traditional ARMs”), and hybrid ARM products, which have fixed interest rates for an initial period of three to ten years before converting to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”) provide borrowers with more attractive financing options than fixed-rate mortgages and that we are well-positioned to benefit from borrowers’ increased participation in ARM loans. Based on second quarter loan production and a loan pipeline of $802.9 million at June 30, 2004, we believe we are on track to achieve our $3.7 billion origination target for 2004. We believe we can continue to outperform industry trends in the near term because, in addition to our already competitive mortgage interest rates, our focus on ARM loans and our innovative product menu, we now have completed the expansion of our lending approval to all 50 states and the District of Columbia. In addition, we continue to increase our network of approved and active correspondents, grow our internal sales force to help generate more loan production through correspondents, financial planners, corporate affinity groups and residential home builders, and have increased our marketing budget from $2.1 million in 2003 to $4.0 million in 2004. We want to grow the percentage of originated assets in our portfolio, because they have proven to be more profitable for us than purchased mortgage assets.

Funding Diversification

During the second quarter of 2004, we continued to strengthen our balance sheet and improve our ability to grow earnings through better utilization of existing capital and further diversification of our funding sources. We completed our second securitization of the year during the second quarter. In this CDO transaction, $1.1 billion of ARM loans were permanently financed through the issuance of four classes of floating-rate, pass-through certificates rated AAA by Standard and Poor’s and Aaa by Moody’s Investors Service. In a CDO securitization, a pool of ARM loans is converted into multiple classes of securities and generally the AAA-rated classes are placed with fixed-income investors such as insurance companies, pension funds and banks in the form of pass-through certificates. The balance of the debt obligation is reduced as the underlying loan collateral is paid down. For accounting purposes, we treat CDO transactions as a financing of the loans and we do not account for any of our ARM loan securitizations as sales. These securities receive principal and interest payments from the ARM loans placed in a trust, and these financings have no further recourse to us. Unlike reverse repurchase agreement borrowings that are subject to margin calls based on the change in fair value of the collateral or changes in margin requirements, CDOs are not subject to any margin calls. A typical reverse repurchase agreement borrowing requires 4% to 5% of initial capital plus an additional capital reserve in order to meet any margin calls. As a result, we have developed a policy to maintain no less than 8% of capital against our assets financed with recourse debt, which includes a combination of our reverse repurchase agreement borrowings and our whole loan financing lines. To the extent we have been able to fund a portion of our balance sheet with CDOs, we have reduced our capital requirement and can utilize freed up capital to acquire additional ARM assets. As of June 30, 2004, the $4.8 billion of CDO financing outstanding required approximately 2% of equity capital, freeing up approximately $378 million of capital for the acquisition of approximately $2.6 billion of additional ARM assets. CDOs accounted for 21% of our borrowings as of June 30, 2004.

On June 30, 2004, we established a new $5 billion asset-backed commercial paper facility, which will provide us with an alternative way to finance our high quality ARM securities portfolio. Through a wholly owned bankruptcy-remote special purpose subsidiary, we will issue asset-backed commercial paper in the form of secured liquidity notes that will be recorded as borrowings on our Consolidated Balance Sheets, and have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes are generally collateralized by Agency Securities (see page 31 for definition of Agency Securities) and AAA-rated, adjustable-rate mortgage-backed securities (“MBS”) that we have either purchased or created through our loan securitization process. Importantly, we can replace a portion of our reverse repurchase agreement borrowings with the issuance of asset-backed commercial paper under terms that we expect to be comparable to our existing reverse repurchase agreement funding.

Credit Quality

We acquire excellent credit quality ARM assets and securitize the ARM loans we either originate or acquire. These strategies create significant portfolio liquidity and allow us to easily finance our portfolio. As of June 30, 2004, 96.8% of our ARM asset portfolio was High Quality as compared to 97.2% as of March 31, 2004. Many of our High Quality ARM assets consist of ARM Loans that we have either securitized for our own portfolio or have placed in a trust to facilitate our CDO financings. We retain the risk of potential credit losses on these loans. We did not experience any credit losses on ARM Loans during the second quarter of 2004 and have only experienced $173.9 thousand in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, and property appraisal methods and policies, we also recognize that our ARM Loan portfolio was, on average, only approximately 15 months old at June 30, 2004. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss allowance of $8.8 million as of June 30, 2004 based on management’s expectations given industry loss experience on similar loans.

Interest Rate Risk Management

We use interest rate swap agreements (“Swap Agreements”), interest rate cap agreements (“Cap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) (collectively, “Hybrid Hedging Instruments”), as hedges to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We continue our strategy of hedging our financing cost such that we maintain a net duration of our Hybrid ARM assets, related borrowings and Hybrid Hedging Instruments of less than one year. The lower the duration gap, the less impact interest rate changes will have on earnings. As of June 30, 2004, we had entered into Swap Agreements and Eurodollar Transactions with a notional balance of $15.7 billion and delayed Swap Agreements with notional balances totaling $661 million that become effective in July 2004. Additionally, at June 30, 2004, we had Cap Agreements with a notional balance of $1.4 billion. As a result, as of June 30,

2004, we measured the net duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid Hedging Instruments at approximately 4.6 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 4.2 months. Although we experienced a declining interest rate environment from 2001 to 2003, we continue to employ a matched funding strategy as we acquire Hybrid ARM assets in order to ensure stable earnings during periods of rising interest rates. In essence, as we acquire ARM assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM assets, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties of our ARM assets, there is no sure way to “lock-in” a spread between the yield on our ARM assets and the related borrowing. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 57.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the second quarter of 2004, our operating expenses as a percent of average assets were 0.28%, compared to 0.47% for the same quarter of 2003 and 0.40% during the first quarter of 2004. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other intermediaries. We also use web-based marketing and a third party call center and we do not have a retail branch network or commissioned loan officers. We also do not acquire loans through mortgage brokers. In addition, we have developed other strategic partnerships that provide outsourced services on a variable cost basis to our customers in the name of Thornburg Mortgage. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate significant risks normally associated with mortgage origination and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to invest primarily in Agency Securities, AAA- or AA-rated securities or “A” quality ARM loans. This strategy has resulted in very low credit losses, a very liquid and readily financeable portfolio, and a portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume.

The increase in our earnings in the second quarter of 2004 compared to the same quarter of 2003 and the first quarter of 2004 can be attributed to a number of factors, including selling additional shares of common stock at a premium to book value and increasing our use of capital relative to the amount of common equity outstanding through the use of CDOs as discussed above. Although we experienced a decline in our portfolio margin from 1.40% for the first quarter of 2004, to 1.31% during the second quarter, we generated a 6% increase in net interest income due to our capital growth. This capital growth led to an expansion of our balance sheet, and our ability to more efficiently use shareholders’ equity. The decline in our net interest spread is generally the result of additional hedging costs as we position ourselves for expected increases in interest rates and the impact of higher portfolio prepayment during the second quarter of 2004 that averaged 35% compared to 31% in the second quarter of 2003. See further discussion of the change in our interest rate spreads in “Results of Operations For the Three Months Ended June 30, 2004,” beginning on page 47 and “Results of Operations For the Six Months Ended June 30, 2004,” beginning on page 53.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on ARM assets, changes in the yield curve, changes in prepayment rates, changes in the supply of MBS and loans, our ability to obtain financing and the terms of any financing that we do obtain. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors.

•	We have a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy that prohibits any of the directors, officers or employees of the Company or the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•	We are managed externally by Thornburg Mortgage Advisory Corporation (the “Manager”) under the terms of a management agreement (the “Management Agreement”), subject to the supervision of our Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing common equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•	We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We are currently implementing Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004.

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

•	Fair Value. We record our ARM securities, commitments to purchase ARM loans and Hybrid Hedging Instruments at fair value. The fair values of our ARM securities and Hybrid Hedging Instruments are generally based on market prices provided by third party pricing services or certain dealers who make markets in these financial instruments. If the fair value of an ARM security, Hybrid Hedging Instrument or other financial instrument is not reasonably available from a third party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hybrid Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM Loans, adjusted for anticipated fallout for interest rate lock commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Loan Loss Reserves on ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our allowance for loan loss reserves of using different assumptions (in thousands):

Increase (Decrease)
Changed Assumption	in Loan Loss Reserve
Default assumption increased by 10%	$1,471
Default assumption decreased by 10%	$(1,472)
Loss severity assumption increased by 5%	$1,771
Loss severity assumption decreased by 5%	$(1,771)

The purpose of this analysis is to provide an indication of the impact defaults and loss severity assumptions have on our estimate of the allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

•	Basis Adjustments on ARM securities. Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security.

•	Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets.

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets, thereby providing capital to the single-family residential housing market. Our ARM assets are comprised of Traditional ARM and Hybrid ARM securities and loans. ARM securities represent interests in pools of ARM loans, which are publicly rated and include guarantees or other third party credit enhancements against losses from loan defaults. ARM loans consist of securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization (“ARM Loans”). Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, whole loan financing facilities, asset backed commercial paper liquidity notes, CDOs and other collateralized financings that we may establish with approved institutional lenders. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which fix our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio”, a non-GAAP measurement, of at least 8% and we typically operate with a 9 to 10% Adjusted Equity-to-Assets Ratio. (See “Capital Utilization” on page 44 for a calculation of our Adjusted Equity-to-Assets Ratio.) Since all of the assets we hold are ARM assets and we pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $173.9 thousand on our loan portfolio since we began acquiring loans in 1997. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, pay substantially all of our earnings in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

Portfolio Strategies

Our business strategy is to acquire and originate ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowings.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 146 approved and active correspondents, and we originate loans direct to consumers through our wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”). Currently, TMHL is

authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

Our ARM assets include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of their term. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 20% of our total assets. We also have a policy to maintain a net duration, or duration gap, of one year or less on our Hybrid ARM assets (including commitments to purchase Hybrid ARM assets), related borrowings and Hybrid Hedging Instruments. Duration is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. We use a financial model that simulates rate changes and calculates the impact of those changes on the fair value of our Hybrid ARM portfolio. By maintaining a net duration of less than one year, the combined price change of our Hybrid ARM portfolio, associated Hybrid Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. We use Hybrid Hedging Instruments as hedges to fix, or cap, the interest rates on the short-term borrowings and CDOs financing our Hybrid ARM assets.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the second quarter of 2004, we modified 277 loans with balances totaling $156.0 million. At July 2, 2004, the pipeline of loans to be modified totaled $29.1 million.

Financing Strategies

We finance our ARM assets using equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, whole loan financing facilities, CDOs, and other collateralized financings that we may establish with approved institutional lenders. In July 2004 we also began using an asset-backed commercial paper facility to finance ARM assets. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into long-term fixed-rate financing for purposes of managing our interest rate risk. We have established lines of credit and collateralized financing agreements with 24 different financial institutions. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM assets declines for other reasons.

We generally enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from one to twenty-five months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

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

On June 30, 2004, we established a new $5 billion asset-backed commercial paper facility, which will provide us with an alternative way to finance our high quality ARM securities portfolio. Through a bankruptcy-remote facility, we will issue asset-backed commercial paper in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes are generally collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we can replace a portion of our reverse repurchase agreement borrowings with the issuance of asset-backed commercial paper under terms that we expect to be comparable to our existing reverse repurchase agreement funding.

Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 2.9 months as of June 30, 2004), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9% to 10%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated because CDO financings represent permanent, non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded in Accumulated other comprehensive income (loss), from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. (See calculation of the Adjusted Equity-to-Assets Ratio on page 45.) Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the 8% to 10% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and hedging instruments (“Hedging Instruments”) whose combined maturities approximately match the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARMs, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid Hedging Instruments that fix the interest rate on the borrowings such that the net duration of the Hybrid ARM portfolio, the related borrowings and the associated Hybrid Hedging Instruments is one year or less. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a level specified by the Cap Agreement. The notional balances of the Hybrid Hedging Instruments generally decline over the life of these instruments. As of June 30, 2004, our Hybrid Hedging Instruments had a remaining average term to maturity of 3.4 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 4.6 months, including the effects of prepayments.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have also entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of June 30, 2004, we will receive cash payments if the applicable index, generally the three-month or six-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We are not currently purchasing Life Cap Hedging Instruments because current interest rates are significantly lower than the contractual life caps on our ARM assets and our duration management strategies incorporate these potential life cap risks.

In addition, some Traditional ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of June 30, 2004, $2.8 billion of our Traditional ARM assets have periodic caps, representing 12.0% of total ARM assets.

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

Financial Condition

     Asset Quality

At June 30, 2004, we held total assets of $24.5 billion, $23.1 billion of which consisted of ARM assets. That compares to $19.1 billion in total assets and $18.9 billion of ARM assets at December 31, 2003. Since commencing operations, we have purchased either ARM securities (backed by Agency Securities or privately-issued MBS) or ARM loans generally originated to “A” quality underwriting standards. At June 30, 2004, 96.8% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at June 30, 2004 and December 31, 2003 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies, ARM loans collateralizing debt obligations that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating
(in thousands)

	June 30, 2004
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,888,159	20.0%	$2,203		0.0%	$2,890,362		12.5%
Non-Agency ARM Assets:
AAA/Aaa Rating	11,268,952	78.1	7,872,784	(1)	91.0	19,141,736	(1)	82.9
AA/Aa Rating	204,319	1.4	125,427		1.4	329,746		1.4

Total Non-Agency ARM Assets	11,473,271	79.5	7,998,211		92.4	19,471,482		84.3

Total High Quality	14,361,430	99.5	8,000,414		92.4	22,361,844		96.8

Other Investments
Non-Agency ARM Assets:
A Rating	41,842	0.3	71,021		0.8	112,863		0.5
BBB/Baa Rating	17,632	0.1	31,874		0.4	49,506		0.2
BB/Ba Rating and Below	13,227	0.1	40,779	(1)	0.5	54,006	(1)	0.2
ARM loans pending securitization	—	0.0	520,720		6.0	520,720		2.3

Total Other Investment	72,701	0.5	664,394		7.7	737,095		3.2

Loan Loss Reserves	—	0.0	(8,819)		(0.1)	(8,819)		(0.0)

Total ARM Portfolio	$14,434,131	100.0%	$8,655,989		100.0%	$23,090,120		100.0%

	December 31, 2003
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,321,013	20.1%	$2,961		0.0%	$2,323,974		12.3%
Non-Agency Issued ARM Assets:
AAA/Aaa Rating	8,809,567	76.5	6,588,471	(2)	89.9	15,398,038	(2)	81.7
AA/Aa Rating	321,108	2.8	115,076		1.5	436,184		2.3

Total Non-Agency ARM Assets	9,130,675	79.3	6,703,547		91.4	15,834,222		84.0

Total High Quality	11,451,688	99.4	6,706,508		91.4	18,158,196		96.3

Other Investments
Non-Agency ARM Assets:
A Rating	46,287	0.4	64,795		0.9	111,082		0.6
BBB/Baa Rating	14,577	0.1	29,210		0.4	43,787		0.2
BB/Ba Rating and Below	8,189	0.1	41,657	(2)	0.6	49,846	(2)	0.3
ARM loans pending securitization	—	0.0	497,248		6.8	497,248		2.6

Total Other Investment	69,053	0.6	632,910		8.7	701,963		3.7

Loan Loss Reserves	—	0.0	(7,993)		(0.1)	(7,993)		(0.0)

Total ARM Portfolio	$11,520,741	100.0%	$7,331,425		100.0%	$18,852,166		100.0%

(1)	As of June 30, 2004, the AAA Rating category includes $4.9 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $34.1 million which is included in the BB/Ba Rating and below category.

(2)	As of December 31, 2003, the AAA Rating category includes $3.1 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $24.1 million which is included in the BB/Ba Rating and below category.

As of June 30, 2004, 11 of the 19,037 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $4.5 million. The average original effective loan-to-value ratio on the delinquent loans and the acquired property was 76%. We believe that our current level of basis adjustments and allowance for loan losses is adequate to cover estimated losses from these loans.

     ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of June 30, 2004. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $8.6 billion.

	Average	High	Low
Original loan balance	$463,530	$7,875,000	$25,100
Unpaid principal balance	$453,328	$7,875,000	$381
Coupon rate on loans	4.26%	9.13%	1.50%
Pass-through rate	4.14%	8.60%	1.48%
Pass-through margin	1.92%	4.73%	0.23%
Lifetime cap	10.35%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	344	479	24

Geographic distribution (top 5 states):
California	25.9%
Georgia	11.2
Florida	7.7
Colorado	7.6
New York	7.5
Occupancy status:
Owner occupied	81.3%
Second home	13.5
Investor	5.2
Documentation type:
Full/Alternative	92.1%
Other	7.9
Loan purpose:
Purchase	38.4%
Cash out refinance	30.1
Rate & term refinance	31.5
Original effective loan-to-value:
80.01% and over (2)	2.8%
70.01%-80.00%	43.4
60.01%-70.00%	24.5
50.01%-60.00%	12.7
50.00% or less	16.6
Weighted average effective original loan-to-value:	65.9%
Property type:
Single-family	85.5%
Condominium	12.6
Other residential	1.9
ARM Loan type:
Traditional ARM loans	32.4%
Hybrid ARM loans	67.6
ARM Interest Rate Caps:
Initial Cap on Hybrid loans:
3.00% or less	2.2%
3.01%-4.00%	21.8
4.01%-5.00%	61.8
5.01%-6.00%	14.2
Periodic Cap on Traditional ARM loans:
None	39.8%
1.00% or less	46.8
Over 1.00%	13.5
Percent of interest-only loan balances	87.1%
Weighted average length of interest-only period	8.2 years
FICO scores:
801 and over	2.4%
751 to 800	42.2
701 to 750	34.0
651 to 700	18.3
650 or less	3.1
Weighted average FICO score:	736 (1)

          (1) FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

          (2) All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of June 30, 2004 and December 31, 2003, we serviced $6.0 billion and $4.7 billion of our loans, respectively, and had 13,067 and 10,223 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM Loans.

     Asset Repricing Characteristics

The following table classifies our portfolio of ARM assets by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency
(in thousands)

	June 30, 2004		December 31, 2003
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Traditional ARM assets:
Index:
One-month LIBOR	$892,493	3.9%	$598,989	3.2%
Six-month LIBOR	2,190,734	9.5	1,777,494	9.4
One-year Constant Maturity Treasury	794,384	3.4	1,079,970	5.7
Other	111,716	0.5	124,440	0.7

	3,989,327	17.3	3,580,893	19.0

Hybrid ARM assets:
Remaining fixed period:
3 years or less	3,515,431	15.1	2,052,265	10.9
Over 3 years - 5 years	11,908,387	51.6	10,639,463	56.4
Over 5 years	3,685,794	16.0	2,587,538	13.7

	19,109,612	82.7	15,279,266	81.0
Loan Loss Reserves	(8,819)	(0.0)	(7,993)	(0.0)

	$23,090,120	100.0%	$18,852,166	100.0%

The ARM portfolio had a current weighted average coupon of 4.24% at June 30, 2004. This consisted of a weighted average coupon of 4.34% on the hybrid portion of the portfolio and a weighted average coupon of 3.26% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.27%, based upon the current composition of the portfolio and the applicable indices. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been 3.63%, also based upon the current composition of the portfolio and the applicable indices. The term “fully indexed” refers to an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

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

At June 30, 2004, the current yield of the ARM assets portfolio was 3.88%, down from 4.04% as of December 31, 2003. The decrease in the yield of 16 basis points as of June 30, 2004, compared to December 31, 2003, is primarily due to the decreased weighted average interest rate coupon discussed above, which decreased by 7 basis points and the increased level of non-interest-earning principal payment receivables, which decreased the yield by 6 basis points.

     Interest Rate Risk Management

Our ARM asset portfolio had a weighted average term to the next repricing date of 3.7 years as of June 30, 2004 and 3.7 years as of December 31, 2003. The Traditional ARM portion of the portfolio had a weighted average term to the next repricing date of 85 days and the Hybrid ARM portion had a weighted average term to the next repricing date of 4.3 years at June 30, 2004. As of June 30, 2004, the Hybrid ARM portfolio comprised 82.7% of the total ARM portfolio, compared to 81.0% as of December 31, 2003. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and Hybrid Hedging Instruments with maturities approximately matching the interest rate adjustment periods on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, our Hybrid ARM portfolio is financed with short-term borrowings that are hedged with Hybrid Hedging Instruments that fix the interest rate on those borrowings such that the net duration of the Hybrid ARM portfolio and the associated fixed-rate hedged borrowings is one year or less. Duration is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. By maintaining a net duration of less than one year, which is our maximum duration policy limit, the combined price change of our Hybrid ARM portfolio, associated Hybrid Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. As of June 30, 2004, the net duration applicable to our Hybrid ARM portfolio was approximately 4.6 months while the net duration applicable to all of our ARM assets was approximately 4.2 months.

As of June 30, 2004 and December 31, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate current notional balance of $15.7 billion and $12.5 billion, respectively. In addition, as of June 30, 2004, the Company had entered into delayed Swap Agreements with notional balances totaling $661 million that become effective in July 2004. As of June 30, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.3 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 2.99% and 3.02% at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, ARM assets with a carrying value of $84.1 million, including accrued interest, and cash totaling $40.1 million collateralized the Swap Agreements. The net unrealized gain on Swap Agreements at June 30, 2004 of $95.0 million included Swap Agreements with gross unrealized gains of $129.2 million and gross unrealized losses of $34.2 million and is included in “Hedging instruments” on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of June 30, 2004, the net unrealized gain on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net gain of $91.2 million. We estimate that over the next twelve months, $104.3 million of these net unrealized gains will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of June 30, 2004 and December, 31, 2003, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.4 billion and $1.6 billion, respectively. We also entered into Cap Agreements that have start dates ranging from 2006 to 2010 and notional balances totaling $371.1 million. The fair value of all of our Cap Agreements at June 30, 2004 and December 31, 2003 was $27.1 million and $25.4 million, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. As of June 30, 2004, the unrealized loss on these Cap Agreements of $9.4 million was included in Accumulated other comprehensive income (loss). In the twelve month period following June 30, 2004, $983.2 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.05%. The Cap Agreements had an average maturity of 4.3 years as of June 30, 2004 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid Hedging Instruments as of June 30, 2004 and the balance of these same Hybrid Hedging Instruments as of June 30 for each of the following five years, without any assumption that additional Hybrid Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of June 30,
	2004	2005	2006	2007	2008	2009
Swap Agreements:
Balance-guaranteed (1)(3)	$1,242,653	$988,775	$791,020	$516,616	$198,517	$60,696
Other (2)	14,000,248	10,645,176	5,052,805	2,485,226	848,478	603,306

	15,242,901	11,633,951	5,843,825	3,001,842	1,046,995	664,002

Eurodollar Transactions (2)	451,000	375,000	125,000	—	—	—
Cap Agreements (1)(3)	1,369,138	1,099,079	852,281	700,560	477,121	310,948

	$17,063,039	$13,108,030	$6,821,106	$3,702,402	$1,524,116	$974,950

(1)	These Swap Agreements and Cap Agreements have been entered into in connection with our CDO transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective CDO transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2013.

(2)	These hedging instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2013.

(3)	The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid Hedging Instruments as of June 30, 2004 and as of June 30 for each of the following five years (in thousands):

	As of June 30,
	2004	2005	2006	2007	2008	2009
Swap Agreements	$1,242,653	$1,094,476	$928,385	$633,916	$265,556	$85,389
Cap Agreements	1,369,138	1,258,368	977,599	794,136	499,415	337,864

	$2,611,791	$2,352,844	$1,905,984	$1,428,052	$764,971	$423,253

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, we have entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. As of June 30, 2004, our Traditional ARM assets had an average lifetime interest rate cap of 11.36%, far exceeding the current level of interest rates. At June 30, 2004, these Cap Agreements had a remaining notional balance of $440.0 million with an average final maturity of 4 months, compared to a remaining notional balance of $841.3 million with an average final maturity of 8 months at December 31, 2003. At June 30, 2004, these Cap Agreements had a fair value of $0, compared to a fair value of $9.0 thousand as of December 31, 2003. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 8.00% to 11.50% and average approximately 9.90%. We do not currently apply hedge accounting to our Cap Agreements that are used to manage the interest rate risk on our assets with contractual lifetime interest rate caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings. The lifetime interest rate cap or ceiling is a component of the duration of an ARM asset. As we manage the net duration of our ARM asset portfolio and borrowings through our hedging activities, we are implicitly managing all of the characteristics of our ARM assets and borrowings that impact the measurement of duration, including the lifetime interest rate cap that we had previously been hedging with Cap Agreements.

The fair value of the net unrealized gain on Pipeline Hedging Instruments at June 30, 2004 and December 31, 2003 was $2.8 million and $953.4 thousand, respectively, and is included in “Hedging instruments” on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $465.0 million and $283.0 million at June 30, 2004 and December 31, 2003, respectively. The net gain of $6.5 million on Pipeline Hedging Instruments at June 30, 2004 is reflected in “Gain (loss) on ARM assets and hedging instruments, net” on the Consolidated Income Statements and partially offsets the $9.2 million loss recorded on loan commitments pursuant to SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

On March 9, 2004, the SEC released Staff Accounting Bulletin 105 (“SAB 105”) providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 is intended to eliminate the current diversity in practice that exists relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Management believes that the Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

     Asset Acquisitions

During the quarter ended June 30, 2004, we purchased $3.0 billion of ARM securities, 99.7% of which were High Quality assets and $1.1 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during the second quarter of 2004, 92.1% were Hybrid ARM assets and 7.9% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and six-month periods ended June 30, 2004 and 2003 (dollar amounts in thousands):

	For the three months ended:		For the six months ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
ARM securities:
Agency Securities	$271,023	$155,203	$1,054,570	$348,211
High Quality, non-Agency	2,690,302	2,955,289	5,460,055	4,395,529
Other non-Agency	7,658	5,294	18,210	17,586

	2,968,983	3,115,786	6,532,835	4,761,326

ARM loans:
Bulk acquisitions	—	332,096	88,959	673,519
Correspondent originations	990,893	704,547	1,803,923	1,467,397
Direct retail originations	138,935	110,660	234,817	210,876

	1,129,828	1,147,303	2,127,699	2,351,792

Total acquisitions	$4,098,811	$4,263,089	$8,660,534	$7,113,118

Since 1997, we have emphasized acquiring ARM assets at substantially lower prices relative to par in order to reduce the potential impact on our earnings as a result of rapid prepayments. In doing so, the average premium paid for ARM assets acquired in the first six months of 2004 was 0.75% of par, as compared to 3.29% of par in 1997. In part, as a result of this strategy, the unamortized cost basis was 101.05% of par as of June 30, 2004, down from 102.77% of par as of the end of 1997.

As of June 30, 2004, we had commitments to purchase $332.8 million of ARM securities and $802.9 million of ARM loans through origination channels. We use a 17.0% fallout assumption in the determination of our ARM loan commitments.

     Securitization Activity

On June 30, 2004, we completed a CDO transaction in which we securitized $1.1 billion of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by enabling us to issue floating-rate and fixed-rate CDOs that represent permanent financing and are not subject to margin calls or by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) we did not account for this securitization as a sale and (ii) we retained $35.6 million of subordinated classes, of which $27.5 million were Investment Grade and $8.1 million were below Investment Grade, to provide credit support to the securitization. Of the loans that we securitized during the second quarter of 2004, 99.3% of our resulting investment was rated at least Investment Grade and 0.7% of our investment was rated below Investment Grade. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are our wholly-owned subsidiaries.

     Prepayment Experience

For the quarter ended June 30, 2004, our mortgage assets paid down at an approximate average annualized Constant Prepayment Rate (“CPR”) of 35%, compared to 19% for the quarter ended March 31, 2004 and 31% for the quarter ended June 30, 2003. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At June 30, 2004, we had unencumbered assets of $825.6 million, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $712.4 million at December 31, 2003. Our principal sources of liquidity are the reverse repurchase agreement market, the issuance of CDOs and whole loan financing facilities, as well as principal and interest payments from ARM assets and in the future will also include asset-backed commercial paper liquidity notes. The reverse repurchase agreement market is a $4 trillion market that has been a readily available source of financing for mortgage assets, particularly those rated AA or better. There is also a robust market for AAA-rated CDOs of the type that we issue and this type of financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

     Sources of Funds

Our primary sources of funds for the quarter ended June 30, 2004 consisted of reverse repurchase agreements, CDOs, whole loan financing facilities and payments of principal and interest from our ARM assets. In the future, we expect our primary sources of funds to include those mentioned above along with asset-backed commercial paper liquidity notes.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on June 30, 2004, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at June 30, 2004, had a weighted average effective cost of 1.37%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.9 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 2.5 years. As of June 30, 2004, $13.3 billion of these borrowings were variable rate term reverse repurchase agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. Additionally, 1.0% of our ARM securities are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates or performance of credit support, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended June 30, 2004. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

On June 30, 2004, we completed a CDO transaction in which we permanently financed $1.1 billion of ARM loans from our ARM loan portfolio. In this transaction, we issued AAA-rated floating-rate pass-through certificates totaling $1.0 billion to third party investors and retained the subordinated certificates, which provide credit support to the loans collateralizing the debt. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these CDOs, we incurred costs of $4.5 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of the CDOs. This transaction was accounted for as a financing of the loans and represents permanent financing that is not subject to margin calls.

All of our CDOs were issued by trusts and are secured by ARM loans. For financial reporting and tax purposes, the trusts’ ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2004, the following CDOs were outstanding (in thousands):

		Effective Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$2,895,312	1.64%
Fixed-rate financing	1,928,039	3.87%

Total	$4,823,351	2.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.4 billion and a weighted average strike price of 5.05% as of June 30, 2004.

As of June 30, 2004, the CDOs were collateralized by ARM loans with a principal balance of $4.9 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of June 30, 2004, we had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between September 2004 and March 2005. We expect to renew these facilities in the ordinary course of business. As of June 30, 2004, we had $294.8 million borrowed against these whole loan financing facilities at an effective cost of 2.31%.

     Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 2.9 months as of June 30, 2004), need to be rolled over at each maturity and are subject to margin call based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our policy is to maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. Our margin requirements typically range between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, and typically 9% to 10%, against the financing of these assets. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(in thousands)	June 30, 2004	December 31, 2003
Assets	$24,540,871	$19,118,799
Adjustments:
Net unrealized (gain) loss on ARM securities	212,886	42,717
Net unrealized loss (gain) on hedging instruments	(119,720)	(8,655)
ARM loans collateralizing CDOs	(4,872,050)	(3,146,961)
Cap agreements	(36,508)	(31,692)

Adjusted assets	$19,725,479	$15,974,208

Shareholders’ equity	$1,555,927	$1,239,104
Adjustments:
Accumulated other comprehensive loss	131,441	142,778
Equity supporting CDOs:
CDOs	4,823,351	3,114,047
ARM loans collateralizing CDOs	(4,872,050)	(3,146,961)
Cap agreements	(36,508)	(31,692)

	(85,207)	(64,606)
Senior notes	251,263	251,080

Adjusted shareholders’ equity	$1,853,424	$1,568,356

Adjusted equity-to-assets ratio	9.40%	9.82%

GAAP equity-to-assets ratio	6.34%	6.48%

Ratio of historical equity plus Senior Notes to historical assets	7.87%	8.53%

Estimated total risk-based capital /risk-weighted assets	24.10%	26.26%

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

During the quarter ended June 30, 2004, we issued 1,802,944 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $46.7 million.

During the quarter ended June 30, 2004, we issued 1,186,300 shares of common stock through a controlled equity offering program and received net proceeds of $31.9 million.

     Off-Balance Sheet Commitments

As of June 30, 2004, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$332,836
ARM loans – correspondent originations	717,086
ARM loans – direct originations	85,821

$1,135,743

We use a 17.0% fallout assumption in determining our ARM loan origination commitments. We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. The current balance of the Hybrid ARM securities is approximately $1.8 billion, but is expected to be less than 28% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities.

     Contractual Obligations

As of June 30, 2004, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years
Reverse repurchase agreements	$17,492,989	$17,387,514	$105,475	$—	$—
CDOs (1)	4,823,351	10,110	22,755	49,740	4,740,746
Whole loan financing facilities	294,763	294,763	—	—	—
Senior Notes	251,263	—	—	—	251,263
Purchase commitments	1,135,743	1,135,743	—	—	—

Total (2)	$23,998,109	$18,828,130	$128,230	$49,740	$4,992,009

(1)	Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations For the Three Months Ended June 30, 2004

For the quarter ended June 30, 2004, our net income was $57.9 million, or $0.71 basic and diluted earnings per share (“EPS”), based on a weighted average of 81,373,000 shares outstanding. That compares to $42.2 million, or $0.68 basic EPS and $0.67 diluted EPS for the quarter ended June 30, 2003, based on weighted average basic and diluted shares outstanding of 59,879,000 and 62,639,000, respectively, a 6.0% increase in our diluted EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

		G & A
	Net	Expense,					Net
For the	Interest	net	Mgmt	Performance	Other	Preferred	Income/
Quarter	Income/	(1)/	Fee/	Fee/	(2)/	Dividend/	Equity
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)
Jun 30, 2002	23.80%	1.84%	1.23%	2.40%	0.33%	1.08%	16.92%
Sep 30, 2002	24.62%	1.52%	1.20%	2.92%	0.09%	0.97%	17.92%
Dec 31, 2002	24.90%	2.32%	1.17%	2.96%	(0.26)%	0.89%	17.82%
Mar 31, 2003	25.56%	2.02%	1.22%	3.04%	0.08%	0.82%	18.38%
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.35%	2.25%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.98%	0.62%	1.06%	2.29%	0.39%	0.00%	15.62%

(1)	General and administrative (“G & A”) expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM assets and hedging instruments, hedging expense and provision for credit losses.

Our return on equity declined slightly in this past quarter compared to the same period in 2003 primarily due to decreased yield on our ARM asset portfolio and a net loss on commitments to purchase loans from correspondent lenders, partially offset by decreased long-term incentive award expense as a result of our decreased stock price and gains on Eurodollar Transactions hedging the loan commitment pipeline and the termination of three Swap Agreements. The decline in our net interest spread was partially offset by more effective use of capital.

The following table presents the components of our net interest income for the quarters ended June 30, 2004 and 2003:

Comparative Net Interest Income Components
(in thousands)

	For the quarters ended June 30,
	2004	2003
Coupon interest income on ARM assets	$228,826	$144,332
Amortization of net premium	(12,204)	(8,244)
Cash and cash equivalents	865	809

Interest income	217,487	136,897

Reverse repurchase agreements	49,192	37,066
CDOs	18,686	4,320
Whole loan financing facilities	3,468	3,385
Senior notes	5,237	2,090
Hedging instruments	66,852	35,305

Interest expense	143,435	82,166

Net interest income	$74,052	$54,731

As presented in the table above, our net interest income increased by $19.3 million in the second quarter of 2004 compared to the second quarter of 2003. The change was attributable to a $80.6 million increase in interest income primarily due to an increased asset base, partially offset by a $61.3 million increase in interest expense. Interest expense increased by $31.5 million due to the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $19.1 billion and $11.5 billion at June 30, 2004 and 2003, respectively. Interest expense increased by $17.5 million due to our issuance of additional CDOs and Senior Notes. The balance of our CDOs and Senior Notes increased to $4.8 billion and $251.3 million, respectively, at June 30, 2004 from $967.5 million and $194.3 million, respectively, at June 30, 2003.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table
(Dollar amounts in thousands)

	For the quarters ended June 30,
	2004			2003
			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense
Interest-Earning Assets:
ARM assets	$22,273,339	3.89%	$216,622	$12,899,692	4.22%	$136,088
Cash and cash equivalents	354,455	0.98	865	244,585	1.32	809

	22,627,794	3.84	217,487	13,144,277	4.17	136,897

Interest-Bearing Liabilities:
Reverse repurchase agreements	16,109,269	1.22	49,192	10,299,582	1.44	37,066
Plus: Cost of Hedging instruments (1)		1.54	61,877		1.37	35,305

Hedged reverse repurchase agreements		2.76	111,069		2.81	72,371

CDOs	4,008,660	1.86	18,686	987,299	1.75	4,320
Plus: Cost of Hedging instruments (1)		0.50	4,975		0.00

Hedged CDOs		2.36	23,661		1.75	4,320

Whole loan financing facilities	741,542	1.87	3,468	632,120	2.14	3,385
Senior Notes	251,174	8.34	5,237	100,269	8.34	2,090

	21,110,645	2.72	143,435	12,019,270	2.73	82,166

Net Interest-Earning Assets and Spread	$1,517,149	1.12%	$74,052	$1,125,007	1.44%	$54,731

Yield on Net Interest-Earning Assets (2)		1.31%			1.67%

(1)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $15.7 billion and $11.6 billion as of June 30, 2004 and 2003, respectively, and Cap Agreements with notional balances of $1.4 billion and $557.5 million as of June 30, 2004 and 2003, respectively.

(2)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates, changes in volume and the combination of changes in interest rates and volume (in thousands):

	Three Months ended June 30,
	2004 versus 2003
	Rate	Volume	Rate/Volume	Total
Interest Income:
ARM assets	$(10,630)	$98,889	$(7,725)	$80,534
Cash and cash equivalents	(212)	363	(95)	56

	(10,842)	99,252	(7,820)	80,590

Interest Expense:
Reverse repurchase agreements	(1,358)	40,822	(766)	38,698
CDOs	1,507	13,223	4,611	19,341
Whole loan financing facilities	(429)	586	(74)	83
Senior Notes	1	3,145	1	3,147

	(279)	57,776	3,772	61,269

Net interest income	$(10,563)	$41,476	$(11,592)	$19,321

As presented in the table above, net interest income increased by $19.3 million. This increase in net interest income is composed of a favorable volume variance, partially offset by an unfavorable rate variance and an unfavorable variance from the combination of rate and volume variance. The increased average size of our portfolio during the second quarter of 2004 compared to the same period of 2003 increased net interest income in the amount of $41.5 million. The average balance of our interest-earning assets was $22.6 billion during the quarter ended June 30, 2004, compared to $13.1 billion during the same period of 2003 — an increase of 72.1%. As a result of the yield on our interest-earning assets decreasing to 3.84% during the second quarter of 2004 from 4.17% during the same period of 2003, a decrease of 33 basis points, and our cost of funds decreasing to 2.72% from 2.73% during the same time period, a decrease of 1 basis point, there was a net unfavorable rate variance of $10.6 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $10.8 million and an unfavorable rate variance on borrowings in the amount of $279.5 thousand. The combination of changes in rates and volume resulted in an $11.6 million decrease in net interest income.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)
(Dollar amounts in millions)

							Yield on
	Average	Historical		Yield on			Net
As of the	Interest	Weighted	Yield	Interest		Net	Interest
Quarter	Earning	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	ment (2)	Assets	Funds	Spread	Assets
Jun 30, 2002	$7,846	5.30%	0.39%	4.91%	3.35%	1.56%	1.88%
Sep 30, 2002	$9,237	5.16%	0.42%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,105	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,094	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

		Impact of
As of the	Premium/	Principal		Total
Quarter	Discount	Payments		Yield
Ended	Amortization	Receivable	Other(1)	Adjustment
Jun 30, 2002	0.22%	0.13%	0.04%	0.39%
Sep 30, 2002	0.26%	0.13%	0.03%	0.42%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%

(1) Other includes the impact of interest-earning cash and cash equivalents and restricted cash.

We recorded hedging expense of $149.2 thousand during the second quarter of 2004 which was related to the transition adjustment recorded in Accumulated other comprehensive income (loss) on January 1, 2002, in connection with the implementation of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities.” For the quarter ended June 30, 2003, we recorded hedging ineffectiveness in the amount of $67.6 thousand, hedging expenses of $3.0 thousand related to Eurodollar Transactions and reclassified to earnings $149.2 thousand of the transition adjustment, for total hedging expense of $219.8 thousand.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $173.9 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of June 30, 2004, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 37.5% of our portfolio of ARM assets or $8.7 billion. During the quarter ended June 30, 2004, we recorded loan loss provisions totaling $391.3 thousand to reserve for estimated credit losses on loans.

We recorded a net loss on ARM assets of $896.4 thousand during the second quarter of 2004. This loss consists of a $13.0 million loss on commitments to purchase loans from correspondent lenders, partially offset by a net gain of $10.0 million on Eurodollar Transactions hedging the loan commitment pipeline and a $2.1 million gain on the termination of Swap Agreements. We realized a $2.6 million gain on ARM assets during the quarter ended June 30, 2003. This gain consisted of a $1.7 million net recovery of estimated credit losses and a $910.5 thousand gain upon the maturity of a collateralized bond obligation.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

				Total Operating
For the	Management Fee/	Performance Fee/	Other Expenses/	Expenses/
Quarter Ended	Average Assets	Average Assets	Average Assets	Average Assets
Jun 30, 2002	0.10%	0.19%	0.14%	0.43%
Sep 30, 2002	0.09%	0.22%	0.13%	0.44%
Dec 31, 2002	0.09%	0.22%	0.18%	0.49%
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%

The most significant increases to our operating expenses for the quarter ended June 30, 2004 compared to June 30, 2003 were the $1.6 million increase in the performance-based fee that the Manager earned as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager, the $1.3 million increase in expenses related to expanded operations of TMHL and the $1.3 million increase in base management fees. These increases were partially offset by a $3.4 million decrease in the expenses associated with our Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), mainly due to the decrease in our stock price from March 31, 2004 to June 30, 2004. Our return on equity prior to the effect of the performance-based fee of $8.5 million for the second quarter of 2004 was 17.91%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.60%.

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

We pay the Manager an annual base management fee, generally based on average shareholders’ equity as defined in the Management Agreement, payable monthly in arrears according to the following formula which was in effect through June 30, 2004: 1.23% of the first $300 million of average shareholders’ equity, plus 0.90% of average shareholders’ equity above $300 million, subject to an annual inflation adjustment based on changes in the Consumer Price Index. Since the management fee is based on shareholders’ equity and not assets, the fee increases as we raise additional equity capital and thereby manage a larger amount of invested capital on behalf of our shareholders. In order for the Manager to earn a performance fee, the rate of return on the shareholders’ investment, as defined in the Management Agreement, must exceed the average 10-year U.S. Treasury rate during the quarter plus 1%.

In July 2004, the Management Agreement (the “Agreement”) between the Company and the Manager was amended effective July 1, 2004. The term of the amended Agreement was extended to July 1, 2014 and the formulas used to calculate the base management and performance-based incentive fees earned under the Agreement were revised such that the fees earned by the Manager will be reduced from what they would have been under the previous formulas. Specifically, the previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million. The amended Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. The previous formula used to calculate the performance fee provided that the Manager earned 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. The amended Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fee until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Results of Operations for the Six Months Ended June 30, 2004

For the six months ended June 30, 2004, our net income was $111.3 million, or $1.41 Basic and Diluted EPS, based on a weighted average of 79,002,000 shares outstanding. That compares to $81.3 million, or $1.35 Basic EPS and $1.34 Diluted EPS, for the same period in 2003, based on a weighted average of 57,767,000 and 60,527,000 shares outstanding, respectively, a 5.2% increase in our Diluted earnings per share.

Our return on average common equity was 15.96% for the six months ended June 30, 2004 compared to 18.03% for the six months ended June 30, 2003.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	For the six months ended June 30,
	2004	2003
Coupon interest income on ARM assets	$434,574	$274,315
Amortization of net premium	(22,520)	(15,431)
Cash and cash equivalents	1,246	1,209

Interest income	413,300	260,093

Reverse repurchase agreements	93,305	72,495
CDOs	30,591	4,906
Whole loan financing facilities	6,846	7,106
Senior notes	10,472	2,090
Hedging instruments	128,314	66,731

Interest expense	269,528	153,328

Net interest income	$143,772	$106,765

As presented in the table above, our net interest income increased by $37.0 million in the first half of 2004 compared to the same period of 2003. The change was attributable to a $153.2 million increase in interest income primarily due to an increased asset base, partially offset by a $116.2 million increase in interest expense. Interest expense increased by $61.6 million due to the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $19.1 billion and $11.5 billion at June 30, 2004 and 2003, respectively. Interest expense increased by $34.1 million due to our issuance of additional CDOs and Senior Notes. The balance of our CDOs and Senior Notes increased to $4.8 billion and $251.3 million, respectively, at June 30, 2004 from $967.5 million and $194.3 million, respectively, at June 30, 2003.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table
(Dollar amounts in thousands)

	For the six months ended June 30,
	2004			2003
			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense
Interest-Earning Assets:
ARM assets	$20,986,617	3.93%	$412,054	$11,930,751	4.34%	$258,884
Cash and cash equivalents	282,644	0.88	1,246	188,352	1.28	1,209

	21,269,261	3.89	413,300	12,119,103	4.29	260,093

Interest-Bearing Liabilities:
Reverse repurchase agreements	15,247,161	1.22	93,305	9,814,820	1.48	72,495
Plus: Cost of Hedging instruments (1)		1.55	118,181		1.36	66,731

Hedged reverse repurchase agreements		2.77	211,486		2.84	139,226

CDOs	3,547,859	1.72	30,591	503,087	1.95	4,906
Plus: Cost of Hedging instruments (1)		0.58	10,133		0.00

Hedged CDOs		2.30	40,724		1.95	4,906

Whole loan financing facilities	746,191	1.83	6,846	683,769	2.08	7,106
Senior notes	251,135	8.34	10,472	50,135	8.34	2,090

	19,792,346	2.72	269,528	11,051,811	2.77	153,328

Net Interest Earning-Assets and Spread	$1,476,915	1.17%	$143,772	$1,067,292	1.52%	$106,765

Yield on Net Interest-Earning Assets (2)		1.35%			1.76%

(1)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $15.7 billion and $11.6 billion as of June 30, 2004 and 2003, respectively, and Cap Agreements with notional balances of $1.4 billion and $557.5 million as of June 30, 2004 and 2003, respectively.

(2)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates, changes in volume and the combination of changes in interest rates and volume (in thousands):

	Six Months ended June 30,
	2004 versus 2003
	Rate	Volume	Rate/Volume	Total
Interest Income:
ARM assets	$(24,634)	$196,502	$(18,698)	$153,170
Cash and cash equivalents	(379)	606	(190)	37

	(25,013)	197,108	(18,888)	153,207

Interest Expense:
Reverse repurchase agreements	(3,091)	77,062	(1,711)	72,260
CDOs	869	29,691	5,258	35,818
Whole loan financing facilities	(833)	649	(76)	(260)
Senior notes	1	8,378	3	8,382

	(3,054)	115,780	3,474	116,200

Net interest income	$(21,959)	$81,328	$(22,362)	$37,007

As presented in the table above, net interest income increased by $37.0 million. This increase in net interest income is composed of a favorable volume variance, partially offset by an unfavorable rate variance and an unfavorable variance from the combination of rate and volume. The increased average size of our portfolio during the first six months of 2004 compared to the same period of 2003 increased net interest income in the amount of $81.3 million. The average balance of our interest-earning assets was $21.3 billion during the six months ended June 30, 2004, compared to $12.1 billion during the same period of 2003 — an increase of 76.0%. As a result of the yield on our interest-earning assets decreasing to 3.89% during the first six months of 2004 from 4.29% during the same period of 2003, a decrease of 40 basis points, and our cost of funds decreasing to 2.72% from 2.77% during the same time period, a decrease of 5 basis points, there was a net unfavorable rate variance of $22.0 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $25.0 million, partially offset by a favorable rate variance on borrowings in the amount of $3.1 million. The combination of changes in rates and volume generated a $22.4 million decrease in net interest income.

For the six months ended June 30, 2004, our ratio of operating expenses to average assets was 0.34%, compared to 0.47% for the same period in 2003. The most significant single increase to our expenses was the $3.7 million increase in the performance-based fee that the Manager earned during the first six months of 2004 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.37%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.04%. Our other expenses increased by approximately $3.9 million from the first six months of 2003 to the same period of 2004, primarily due to increased base management fees and expenses of TMHL’s operations, partially offset by decreased expenses associated with our DERs and PSRs. The base management fee paid to the Manager increased $2.4 million, TMHL’s operations increased $2.1 million, and our DERs and PSRs expense decreased by $593.5 thousand.

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

The table below presents an approximation of the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 basis point (“bp”) shift in interest rates expressed in years–a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2004. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 bps higher than those implied by market rates as of June 30, 2004.

The use of Hybrid Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rates of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Net Portfolio Duration
June 30, 2004

	Base Case		Parallel +100 bps		Parallel +200 bps		Parallel +300 bps
Assets:
Traditional ARMs	0.47	Years	0.58	Years	0.86	Years	1.09	Years
Hybrid ARMs	2.65		2.84		3.08		3.00

Total ARM assets	2.31		2.48		2.74		2.70

Borrowings and hedges	(1.73)		(1.75)		(1.74)		(1.67)

Net portfolio duration	0.35	Years	0.43	Years	0.57	Years	0.58	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.7, 5.1 and 2.2 years respectively.

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

At June 30, 2004, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 basis point rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was 1.4%, 0.5% and (1.5%), respectively, of projected net income for the twelve months ended June 30, 2005. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At June 30, 2004, 12.0% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Other Matters

The Internal Revenue Code of 1986, as amended (the “Code”) requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of June 30, 2004, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of June 30, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 2004, we calculated that we were in compliance with this requirement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, during the quarter ended June 30, 2004, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At June 30, 2004, there were no pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Shareholders was held on April 20, 2004.

(b)	Election of Class III Directors

	Votes
Nominee	For	Withheld
Anne-Drue Anderson	76,165,483	263,206
David A. Ater	68,409,812	8,018,877
Larry A. Goldstone	68,304,791	8,123,898
Ike Kalangis	68,655,364	7,773,324

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See “Exhibit Index”

(b)	Reports on Form 8-K

The Company filed or furnished the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2004:

(i)	Current Report on Form 8-K, filed on April 19, 2004, regarding the securitization of approximately $1.1 billion of mortgage loans by TMHL, a portion of which were subsequently sold to third party investors (Thornburg Mortgage Securities Trust 2004-1).

(ii)	Current Report on Form 8-K, furnished on April 20, 2004, attaching the Company’s Press Release of April 20, 2004 announcing the Company’s earnings for the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: August 9, 2004	/s/ Garrett Thornburg

Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2004	/s/ Larry A. Goldstone

Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: August 9, 2004	/s/ Richard P. Story

Richard P. Story
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
10.1	Amended and Restated Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated as of July 1, 2004*

10.9	Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the Registrant dated as of June 30, 2004*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.