Form 10-Q
period 2004-09-30
THORNBURG MORTGAGE INC
filed 2004-11-08
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Common Stock ($.01 par value) 88,963,362 as of November 4, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Adjustable-rate mortgage (“ARM”) assets:
ARM securities, net	$16,637,942	$11,520,741
ARM loans:
Securitized ARM loans, net	3,078,327	3,687,466
ARM loans collateralizing debt obligations, net	5,862,711	3,146,961
ARM loans held for securitization, net	461,249	496,998

ARM loans	9,402,287	7,331,425

ARM assets	26,040,229	18,852,166
Cash and cash equivalents	137,024	85,366
Restricted cash and cash equivalents	47,870	51,600
Hedging instruments	81,952	40,356
Accrued interest receivable	105,153	73,702
Prepaid expenses and other	33,500	15,609

	$26,445,728	$19,118,799

LIABILITIES
Reverse repurchase agreements	$15,093,315	$13,926,858
Asset-backed commercial paper	3,184,489	—
Collateralized debt obligations (“CDOs”)	5,801,776	3,114,047
Whole loan financing facilities	297,470	369,343
Hedging instruments	79,545	113,518
Senior notes	251,400	251,080
Accrued interest payable	38,225	26,114
Dividends payable	—	47,350
Accrued expenses and other	51,303	31,385

	24,797,523	17,879,695

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock: par value $.01 per share; 499,978 shares authorized, 87,124 and 73,985 shares issued and outstanding, respectively	871	740
Additional paid-in-capital	1,737,894	1,376,879
Accumulated other comprehensive loss	(155,881)	(142,778)
Retained earnings	65,321	4,263

	1,648,205	1,239,104

	$26,445,728	$19,118,799

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income from ARM assets and cash equivalents	$240,051	$151,166	$653,351	$411,259
Interest expense on borrowed funds	(168,098)	(91,261)	(437,626)	(244,589)

Net interest income	71,953	59,905	215,725	166,670

Servicing income, net	1,702	424	3,894	1,365
Gain on ARM assets and hedging instruments, net	4,907	1,820	7,555	5,400
Hedging expense	(149)	(145)	(456)	(542)
Provision for credit losses	(322)	(970)	(1,145)	(1,976)
Management fee	(4,184)	(3,068)	(11,747)	(8,239)
Performance fee	(8,517)	(7,136)	(25,331)	(20,247)
Long-term incentive awards	(3,530)	(2,299)	(7,681)	(7,043)
Other operating expenses	(3,831)	(2,763)	(11,523)	(8,354)

NET INCOME	$58,029	$45,768	$169,291	$127,034

Net income	$58,029	$45,768	$169,291	$127,034
Dividends on preferred stock	—	—	—	(3,340)

Net income available to common shareholders	$58,029	$45,768	$169,291	$123,694

Basic earnings per share:
Net income	$0.69	$0.69	$2.09	$2.04

Average number of shares outstanding	84,643	66,092	80,896	60,572

Diluted earnings per share:
Net income	$0.69	$0.68	$2.09	$2.02

Average number of shares outstanding	84,643	67,532	80,896	62,887

Dividends declared per common share	$0.67	$0.63	$1.98	$1.85

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$58,029	$45,768	$169,291	$127,034
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	91,681	(84,105)	(75,326)	(68,638)
Reclassification adjustment for net gains included in income	(7,701)	(1,834)	(10,564)	(4,259)

Net change in unrealized gains (losses) on securities	83,980	(85,939)	(85,890)	(72,897)

Unrealized gains (losses) on hedging instruments:
Net unrealized losses arising during the period	(171,673)	(12,250)	(118,861)	(133,345)
Reclassification adjustment for net losses included in income	63,253	40,857	191,648	107,048

Net change in unrealized gains (losses) on hedging instruments	(108,420)	28,607	72,787	(26,297)

Other comprehensive income	(24,440)	(57,332)	(13,103)	(99,194)

Total comprehensive income	$33,589	$(11,564)	$156,188	$27,840

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
Nine months ended September 30, 2004 and 2003
(In thousands, except per share data)

				Accum. Other	Notes
				Compre-	Receivable
	Preferred	Common	Additional	hensive	From Stock	Retained
	Stock	Stock	Paid-in Capital	Income (Loss)	Sales	Earnings	Total
Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471	$833,042
Comprehensive income:
Net income						127,034	127,034
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(72,897)			(72,897)
Hedging instruments:
Fair value adjustment, net of amortization				(26,297)			(26,297)
Issuance of common stock		148	337,570				337,718
Conversion of preferred stock to common stock	(65,805)	28	65,777				—
Interest and principal payments on notes receivable from stock sales			205		1,527		1,732
Dividends declared on preferred stock — $1.21 per share						(3,340)	(3,340)
Dividends declared on common stock — $1.22 per share						(76,717)	(76,717)

Balance, September 30, 2003	$—	$704	$1,282,481	$(204,448)	$(5,910)	$47,448	$1,120,275

Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$—	$4,263	$1,239,104
Comprehensive income:
Net income						169,291	169,291
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(85,890)			(85,890)
Hedging instruments:
Fair value adjustment, net of amortization				72,787			72,787
Issuance of common stock		131	361,015				361,146
Dividends declared on common stock — $1.31 per share						(108,233)	(108,233)

Balance, September 30, 2004	$—	$871	$1,737,894	$(155,881)	$—	$65,321	$1,648,205

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$58,029	$45,768	$169,291	$127,034
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	16,506	12,772	43,939	31,343
Gain on ARM assets and hedging instruments, net	(4,907)	(1,820)	(7,555)	(5,400)
Provision for credit losses	322	970	1,145	1,976
Hedging expense	149	145	456	542
Change in assets and liabilities:
Accrued interest receivable	(16,427)	(3,938)	(31,451)	(16,724)
Prepaid expenses and other	(8,243)	(2,393)	(20,883)	(2,050)
Accrued interest payable	11,160	4,581	12,111	10,168
Accrued expenses and other	16,147	848	19,918	22,194

Net cash provided by operating activities	72,736	56,933	186,971	169,083

Investing Activities:
ARM securities:
Purchases	(4,309,186)	(2,639,527)	(10,668,379)	(7,602,663)
Proceeds on sales	778,225	—	1,126,934	—
Principal payments	1,223,300	1,808,092	4,307,324	3,780,319
Securitized ARM loans:
Principal payments	147,786	392,664	472,625	1,024,375
ARM loans collateralizing debt obligations:
Principal payments	278,571	165,175	715,618	256,557
ARM loans held for securitization:
Purchases and originations	(1,176,445)	(1,607,494)	(3,304,144)	(3,958,210)
Principal payments	16,357	20,920	44,784	37,006
Termination of interest rate swap agreements	—	—	2,144	—

Net cash used in investing activities	(3,041,392)	(1,860,170)	(7,303,094)	(6,462,616)

Financing Activities:
Net reverse repurchase agreements (paydowns) borrowings	(2,249,103)	493,752	1,166,457	4,153,303
Net borrowings from asset-backed commercial paper	3,184,489	—	3,184,489	—
Net borrowings of CDOs	978,425	1,185,324	2,687,729	1,897,394
Net whole loan financing facilities borrowings (paydowns)	2,707	406,711	(71,873)	432,133
Net senior unsecured debt proceeds	—	—	—	194,340
Payments on Eurodollar contracts	(2,197)	(3,620)	(3,420)	(16,175)
Proceeds from common stock issued, net	114,185	159,064	361,146	337,718
Dividends paid	(55,496)	(42,644)	(155,583)	(112,591)
Payments on notes receivable from stock sales	—	1,171	—	1,732
Purchase of interest rate cap agreements	—	(20,197)	(4,894)	(29,137)
Net increase (decrease) in restricted cash and cash equivalents	256,832	(221,626)	3,730	(434,057)

Net cash provided by financing activities	2,229,842	1,957,935	7,167,781	6,424,660

Net (decrease) increase in cash and cash equivalents	(738,814)	154,698	51,658	131,127
Cash and cash equivalents at beginning of period	875,838	24,246	85,366	47,817

Cash and cash equivalents at end of period	$137,024	$178,944	$137,024	$178,944

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2003 Annual Report on Form 10-K/A.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (together with its subsidiaries referred to hereafter as the “Company”), its wholly owned bankruptcy-remote special purpose finance subsidiary, Thornburg Mortgage Depositor, LLC (“TMD”), its wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), TMD’s wholly owned special purpose finance subsidiary, Thornburg Mortgage Capital Resources, LLC (“TMCR”) and TMHL’s two wholly owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMCR and TMD are wholly owned qualified real estate investment trust (“REIT”) subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes from that date forward. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently adopted accounting pronouncements

On March 9, 2004, the SEC released Staff Accounting Bulletin 105 (“SAB 105”) providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Management believes that the Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

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

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Abstract 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and /or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2004 as required by the EITF.

On March 31, 2004, the FASB issued an exposure draft (the “ED”) entitled Share-Based Payment. If the ED is adopted by the FASB, it would require all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. In October 2004, the FASB delayed the effective date of this proposed standard. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. Management believes that the Company’s method of accounting for share-based payments is consistent with the guidance provided by the ED.

Cash and cash equivalents

Cash and cash equivalents includes cash on hand and highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates their fair value.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements, asset-backed commercial paper and hedging instruments. The carrying amount of restricted cash and cash equivalents approximates their fair value.

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

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees and reserve for loan losses.

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

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management. Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

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

MSRs are carried at the lower of cost or fair value at the risk strata level and are periodically evaluated for impairment using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates and other economic factors. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM).

MSRs are amortized in proportion to, and over the expected period of, the estimated future net servicing income. Projected net servicing income is determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types and recent prepayment experience. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management.

Credit risk and reserve for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that generally have at least an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are guaranteed by an agency of the federal government (“Ginnie Mae”) or a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively, “Agency Securities”). An Investment Grade security generally has a security rating of BBB, Baa or better by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”). Additionally, the Company purchases and originates ARM loans or purchases all classes of a third party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade, the purchase price generally includes a discount for probable credit losses. This reduction, or “basis adjustment”, is recorded as part of the purchase price of that security. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit risk. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings. The Company limits its exposure to credit losses by restricting its investment in “Other Investments” to no more than 30% of total assets. Other Investments may include, among other items, securities that are rated A or less by at least one of the Rating Agencies at the time of purchase, including the subordinate classes of securities retained as part of the Company’s securitization of loans or purchases of 100% of the classes from other loan securitizations, and ARM loans held for securitization.

The Company maintains a reserve for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the reserve for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

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

The fair values of ARM loans held for securitization are estimated by the Company by using the same pricing models employed by the Company in the process of determining a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

The net unrealized gain on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase loan commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase loan commitments is recorded as a component of ARM loans, net on the Consolidated Balance Sheets with the change in fair value recorded in Gain (loss) on ARM assets and hedging instruments, net on the Consolidated Income Statements.

The fair values of the Company’s collateralized debt obligations (“CDOs”), senior unsecured notes (“Senior Notes”), interest rate swap agreements (“Swap Agreements”) and interest rate cap agreements (“Cap Agreements”) are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar futures contracts (“Eurodollar Transactions”) is determined on a daily basis by the closing price on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents, interest receivable, reverse repurchase agreements, asset-backed commercial paper, other borrowings and other liabilities are reflected in the financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

Hybrid ARM Hedging Instruments

The Company enters into Swap Agreements, Eurodollar Transactions and Cap Agreements in order to manage its interest rate exposure when financing its Hybrid ARM assets (collectively, “Hybrid ARM Hedging Instruments”). The Company generally borrows money based on short-term interest rates. The Company’s Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Company’s Hybrid ARM assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Company’s Hybrid ARM assets such that the Company maintains a combined duration on its borrowings and Hybrid ARM Hedging Instruments that closely matches the duration of the Company’s Hybrid ARM assets, the difference being net duration. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM assets being financed.

Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London InterBank Offer Rate (“LIBOR”). The Company also enters into Eurodollar Transactions in order to fix the interest rate on its forecasted three-month LIBOR-based liabilities. When the Company enters into a Eurodollar Transaction, it incurs a gain if the applicable interest rate index subsequently rises and a loss if the applicable interest rate index subsequently declines. The amortization of the gain or loss over the hedged period when combined with the variable cost of the short-term debt is expected to result in a fixed interest cost over the life of the Eurodollar Transaction.

The Company also purchases Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings so as not to exceed the level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity. Therefore, the expense in future periods is expected to be greater than that experienced currently.

The Company designates its Hybrid ARM Hedging Instruments used to manage interest rate exposure when financing its Hybrid ARM assets as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging instruments on the Consolidated Balance Sheets.

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

Life Cap Hedging Instruments

In the past, the Company has purchased Cap Agreements to manage interest rate risk on the financing of a portion of its Traditional ARM assets that have a contractual maximum interest rate (“Life Cap”), which is a component of the fair value of an ARM asset (“Life Cap Hedging Instruments”). The Company has discontinued its policy to separately hedge the Life Cap on Traditional ARM assets and, instead, manages this risk as part of the overall management of portfolio duration.

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

The net unrealized gain on the Company’s ARM Loans of $65.0 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company, excluding TMHL and its subsidiaries, elected to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries made the election to be taxable REIT subsidiaries as of the close of business on May 31, 2004 and, as such, are subject to both federal and state corporate income tax after that date. Since being converted to taxable REIT subsidiaries, TMHL and its subsidiaries have recorded an immaterial amount of income and have not recorded a tax provision.

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

Following is information about the computation of the EPS data for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands except per share data):

			Earnings
	Income	Shares	Per Share
Three Months Ended September 30, 2004
Net income	$58,029

Basic and Diluted EPS, income available to common shareholders	$58,029	84,643	$0.69

Three Months Ended September 30, 2003
Net income	$45,768
Basic and Diluted EPS, income available to common shareholders	45,768	66,092	$0.69

Effect of dilutive securities:
Convertible preferred stock	—	1,440

Diluted EPS	$45,768	67,532	$0.68

			Earnings
	Income	Shares	Per Share
Nine Months Ended September 30, 2004
Net income	$169,291

Basic and Diluted EPS, income available to common shareholders	$169,291	80,896	$2.09

Nine Months Ended September 30, 2003
Net income	$127,034
Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	123,694	60,572	$2.04

Effect of dilutive securities:
Convertible preferred stock	3,340	2,315

Diluted EPS	$127,034	62,887	$2.02

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

Note 2. Adjustable-Rate Mortgage Assets

The following tables present the Company’s ARM assets as of September 30, 2004 and December 31, 2003 (in thousands):

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
September 30, 2004	securities	ARM loans	debt obligations	securitization	Total
Principal balance outstanding	$16,488,957	$3,068,875	$5,832,951	$456,500	$25,847,283
Net unamortized premium	253,714	16,758	31,346	4,086	305,904
Loan loss reserves	—	(7,306)	(1,586)	(250)	(9,142)
Basis adjustments	(4,960)	—	—	—	(4,960)
Net unrealized gain on purchase loan commitments	—	—	—	913	913
Principal payment receivable	29,285	—	—	—	29,285

Amortized cost, net	16,766,996	3,078,327	5,862,711	461,249	26,169,283
Gross unrealized gains	31,532	12,030	81,247	2,017	126,826
Gross unrealized losses	(160,586)	(28,719)	—	(1,586)	(190,891)

Fair value	$16,637,942	$3,061,638	$5,943,958	$461,680	$26,105,218

Carrying value	$16,637,942	$3,078,327	$5,862,711	$461,249	$26,040,229

			ARM loans	ARM loans
	ARM	Securitized	collateralizing	held for
December 31, 2003	securities	ARM loans	debt obligations	securitization	Total
Principal balance outstanding	$11,368,988	$3,664,183	$3,130,008	$494,271	$18,657,450
Net unamortized premium	183,559	23,561	18,036	2,435	227,591
Loan loss reserves	—	(6,660)	(1,083)	(250)	(7,993)
Basis adjustments	(3,395)	—	—	—	(3,395)
Net unrealized gain on purchase loan commitments	—	—	—	542	542
Principal payment receivable	14,306	6,382	—	—	20,688

Amortized cost, net	11,563,458	3,687,466	3,146,961	496,998	18,894,883
Gross unrealized gains	40,373	28,988	6,249	1,158	76,768
Gross unrealized losses	(83,090)	(13,034)	(14,576)	(885)	(111,585)

Fair value	$11,520,741	$3,703,420	$3,138,634	$497,271	$18,860,066

Carrying value	$11,520,741	$3,687,466	$3,146,961	$496,998	$18,852,166

The Company recorded a net gain on ARM assets and hedging instruments of $7.6 million during the nine months ended September 30, 2004. This gain consists of an $11.1 million gain on the sale of $1.1 billion of ARM assets and a $2.1 million realized gain on the termination of three Swap Agreements, partially offset by a net loss of $1.8 million on Eurodollar Transactions hedging the loan commitment pipeline and a net loss of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company realized a gain on ARM assets of $5.4 million during the nine months ended September 30, 2003. This gain consists of a $2.7 million net recovery of estimated credit losses, a $1.8 million net gain on the loan commitments pipeline at September 30, 2003 and a $910.5 thousand gain upon the maturity of a collateralized bond obligation.

During the nine months ended September 30, 2004, the Company securitized $3.4 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $75.2 million of the securities created for its securitized ARM loan portfolio and placed $3.4 billion of the securities with third party investors, thereby providing long-term collateralized financing for the Company’s assets. Of the securities retained by the Company, $57.7 million were rated Investment Grade and $17.5 million were rated less than Investment Grade. These securities and interest-only subordinate certificates also retained by the Company provide credit support to the securitizations. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of September 30, 2004, the Company had $9.0 billion of ARM assets as a result of the Company’s securitization efforts. As of December 31, 2003, the Company had $6.9 billion of ARM assets as a result of the Company’s securitization efforts.

MSRs capitalized upon the securitization of $3.4 billion of ARM loans during the nine months ended September 30, 2004 totaled $12.3 million. MSRs of $18.0 million, net of amortization during the nine months ended September 30, 2004 of $3.0 million, are included in Prepaid expenses and other on the Consolidated Balance Sheets at September 30, 2004. MSRs of $8.6 million, net of amortization, are included in Prepaid expenses and other on the Consolidated Balance Sheets at December 31, 2003. At September 30, 2004, the fair value of the MSRs in each risk stratum exceeded their cost basis.

As of September 30, 2004 and December 31, 2003, the Company had basis adjustments of $5.0 million and $3.4 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $2.3 million related to ARM securities purchased during the first nine months of 2004 on which the Company had first loss credit exposure. These securities were purchased as part of $1.7 billion of third party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes.

During the nine months ended September 30, 2004, the Company recorded loan loss provisions totaling $1.1 million to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $9.1 million.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 436 individual securities have been in a continuous unrealized loss position, at September 30, 2004 (dollar amounts in thousands):

Unrealized Losses on ARM Securities as of September 30, 2004

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized	Fair	Unrealized
	Fair Value	Loss	Fair Value	Loss	Value	Loss
Agency Securities	$968,639	$(5,874)	$239,899	$(4,409)	$1,208,538	$(10,283)
AAA/Aaa Rating	7,692,898	(96,016)	1,729,965	(43,295)	9,422,863	(139,311)
AA/Aa Rating	78,023	(785)	40,551	(8,771)	118,574	(9,556)
A Rating	20,460	(251)	1,887	(13)	22,347	(264)
BBB/Baa Rating	8,572	(143)	4,541	(788)	13,113	(931)
BB/Ba Rating and Below	5,847	(168)	1,158	(73)	7,005	(241)

Total	$8,774,439	$(103,237)	$2,018,001	$(57,349)	$10,792,440	$(160,586)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its ARM securities, losses are not considered to be other than temporary impairments. As presented in Note 7, during the nine-month period ended September 30, 2004, the net unrealized loss of $43.3 million on ARM securities increased by $85.9 million to a net unrealized loss of $129.2 million. During the same nine-month period, the net unrealized loss on hedging instruments of $99.5 million improved by $72.8 million to a net unrealized loss of $26.7 million, for a combined increase in the net unrealized loss on ARM securities and hedging instruments of $13.1 million. Furthermore, although the Company’s ARM securities are designated as available-for-sale, the Company does not typically sell its ARM securities and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of September 30, 2004 and December 31, 2003 (in thousands, except for loan count):

          September 30, 2004

			Percent of	Percent of
	Loan	Loan	ARM	Total
Delinquency Status	Count	Balance	Loans	Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	8	2,186	0.02	0.01

	8	$2,186	0.02%	0.01%

          December 31, 2003

			Percent of	Percent of
	Loan	Loan	ARM	Total
Delinquency Status	Count	Balance	Loans	Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In bankruptcy and foreclosure	12	3,501	0.05	0.02

	12	$3,501	0.05%	0.02%

As of September 30, 2004, the Company owned one real estate property as a result of foreclosing on a delinquent loan that is included in ARM loans on the Consolidated Balance Sheet in the aggregate amount of $203.5 thousand (not included in the table above.) The Company believes that its current level of reserves is adequate to cover any loss, should one occur, from the sale of this property and losses inherent within the loan portfolio.

As of September 30, 2004, the Company had commitments to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – agency	$506,523
ARM securities – private high quality	1,363,552
ARM securities – other	14,590
ARM loans – correspondent originations	625,503
ARM loans – direct originations	104,459

$2,614,627

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. At September 30, 2004, the balance of the Hybrid ARM securities was approximately $1.6 billion, but is expected to be less than 30% of that, and could be zero, at the time they convert into Traditional ARM securities. At September 30, 2004, the remaining balance of securities to be acquired in 2004 was approximately $15.0 million and may pay down to zero by the purchase commitment date. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. The Company received a premium of $2.3 million related to these transactions, which is being amortized over the declining balance of the related securities. As of September 30, 2004, the Company had delivered ARM assets with a carrying value of $6.1 million and $3.3 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

   Hybrid ARM Hedging Instruments

As of September 30, 2004 and December 31, 2003, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate current notional balances of $18.6 billion and $12.5 billion, respectively. In addition, as of September 30, 2004, the Company had entered into delayed Swap Agreements with notional balances totaling $1.5 billion that become effective in the fourth quarter of 2004. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s ARM asset purchase commitments at September 30. 2004.. As of September 30, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.06% and 3.02% at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, ARM assets with a carrying value of $73.6 million, including accrued interest, and cash totaling $42.4 million collateralized the Swap Agreements and Eurodollar Transactions.

The net unrealized loss on Swap Agreements at September 30, 2004 of $2.0 million included Swap Agreements with gross unrealized losses of $67.0 million and gross unrealized gains of $65.0 million and is included in Hedging instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of September 30, 2004, the net unrealized loss on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $7.2 million. The Company estimates that over the next twelve months, $32.7 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of September 30, 2004 and December 31, 2003, the Company’s Cap Agreements used to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs had remaining notional amounts of $1.3 billion and $1.6 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at September 30, 2004 and December 31, 2003 was $16.9 million and $25.4 million, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. As of September 30, 2004, the unrealized loss on these Cap Agreements of $19.4 million is included in Accumulated other comprehensive income (loss). In the twelve month period following September 30, 2004, $337.8 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.24%. The Cap Agreements had an average maturity of 4.2 years as of September 30, 2004 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, is less than one year. See a discussion of duration and net duration under Portfolio Strategies on page 32. At September 30, 2004, the financing and hedging of the Company’s Hybrid ARM assets resulted in a net duration of approximately 2.9 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 2.6 months. This suggests a very low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change.

Interest expense for the quarter and nine-month period ended September 30, 2004 includes net payments on Hybrid ARM Hedging Instruments of $62.5 million and $190.8 million, respectively. Interest expense for the same periods in 2003 includes net payments on Hybrid ARM Hedging Instruments of $40.9 million and $107.6 million, respectively.

   Life Cap Hedging Instruments

The Life Cap Hedging Instruments had a fair value of $0 at September 30, 2004, compared to a fair value of $9.0 thousand at December 31, 2003, and are included in Hedging instruments on the Consolidated Balance Sheets. These Cap Agreements had a remaining notional amount of $200.0 million and $841.3 million as of September 30, 2004 and December 31, 2003, respectively. The Company will receive cash payments should the three-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 8.00% to 8.25% and average 8.13%. The Life Cap Hedging Instruments had an average final maturity of 3.2 months as of September 30, 2004 and expire in January 2005. During the three- and nine-month periods ended September 30, 2004, the Company recognized expenses of $149.2 thousand and $456.5 thousand, respectively, which is reported as Hedging expense in the Company’s Consolidated Income Statements. During the three- and nine-month periods ended September 30, 2003, the Company recognized expenses of $145.0 thousand and $541.8 thousand, respectively.

   Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at September 30, 2004 and December 31, 2003 was a net unrealized loss of $5.1 million and a net unrealized gain of $953.4 thousand, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $357.0 million and $283.0 million at September 30, 2004 and December 31, 2003, respectively. During the three- and nine-month periods ended September 30, 2004, the Company recognized a $8.3 million loss and a $1.8 million loss, respectively, on Pipeline Hedging Instruments, which is included in Gain (loss) on ARM assets and hedging instruments, net, in the Company’s Consolidated Income Statements along with a $5.4 million gain and a $3.8 million loss recorded on loan commitments for the three- and nine-month periods ended September 30, 2004, respectively.

Note 4. Borrowings

   Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of September 30, 2004, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of September 30, 2004, the Company had $15.1 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.89% and a weighted average remaining maturity of 2.7 months. As of December 31, 2003, the Company had $13.9 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.25% and a weighted average remaining maturity of 4.9 months. As of September 30, 2004, $13.2 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from two to twenty-five months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $12.2 billion, including accrued interest, collateralized the reverse repurchase agreements at September 30, 2004. The Company held cash collateral from reverse repurchase agreement counterparties totaling $12.2 million at September 30, 2004.

At September 30, 2004, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$4,496,889
31 to 89 days	6,771,524
90 to 365 days	3,824,902

$15,093,315

   Asset-backed Commercial Paper Facility

On June 30, 2004, the Company established a new $5 billion asset-backed commercial paper facility, which provides an alternative way to finance the Company’s high quality ARM securities portfolio. Through a wholly owned bankruptcy–remote special purpose subsidiary, the Company issues asset-backed commercial paper to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings. As of September 30, 2004, the Company had $3.2 billion of asset-backed commercial paper outstanding with a weighted average interest rate of 1.85% and a weighted average remaining maturity of 27 days.

As of September 30, 2004, these notes were collateralized by AAA-rated mortgage-backed securities from the Company’s ARM securities portfolio with a carrying value of $3.4 billion, including accrued interest.

   CDOs

On September 29, 2004, $1.3 billion of ARM loans from the Company’s ARM loan portfolio were transferred to Thornburg Mortgage Securities Trust 2004-3 and were securitized. In this transaction, the Company through its securities underwriter issued AAA-rated floating-rate pass-through certificates totaling $1.2 billion to third party investors and the Company retained the subordinated certificates, which provide credit support to the AAA certificates. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. In connection with the issuance of these CDOs, the Company incurred costs of $4.0 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of the CDOs. This transaction was accounted for as a financing of loans and represents permanent financing that is not subject to margin calls.

All of the Company’s CDOs are secured by its ARM loans. For financial reporting and tax purposes, the trusts’ ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2004, the following CDOs were outstanding (in thousands):

		Effective
		Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$3,150,453	2.28%
Fixed-rate financing	2,651,323	4.05%

Total	$5,801,776	3.09%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.3 billion and a weighted average strike price of 5.24% as of September 30, 2004.

As of September 30, 2004, the CDOs were collateralized by ARM loans with a principal balance of $5.8 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

   Whole Loan Financing Facilities

As of September 30, 2004, the Company had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between November 2004 and March 2005. The Company expects to renew these facilities. As of September 30, 2004, the Company had $297.5 million borrowed against these whole loan financing facilities at an effective cost of 2.76%. As of December 31, 2003, the Company had $369.3 million borrowed against whole loan financing facilities at an effective cost of 2.32%. The amount borrowed on the whole loan financing facilities at September 30, 2004 was collateralized by ARM loans with a carrying value of $308.5 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at September 30, 2004.

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

   Senior Notes

In 2003, the Company issued $255.0 million in Senior Notes. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $4.5 million, which are being amortized to interest expense over the expected life of the Senior Notes. At September 30, 2004 and December 31, 2003, the balance of the Senior Notes outstanding, net of unamortized issuance costs, was $251.4 million and $251.1 million, respectively.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of September 30, 2004, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

   Other

The total cash paid for interest was $155.6 million and $85.7 million for the quarters ended September 30, 2004 and 2003, respectively, and $421.7 million and $232.3 million for the nine months ended September 30, 2004 and 2003, respectively.

   Contractual Obligations

As of September 30, 2004, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years
Reverse repurchase agreements	$15,093,315	$15,093,315	$—	$—	$—
Asset-backed commercial paper	3,184,489	3,184,489
CDOs (1)	5,801,776	10,850	25,073	55,400	5,710,453
Whole loan financing facilities	297,470	297,470	—	—	—
Senior Notes	251,400	—	—	—	251,400
Purchase commitments	2,614,627	2,614,627	—	—	—

Total (2)	$27,243,077	$21,200,751	$25,073	$55,400	$5,961,853

(1)	Maturities of the Company’s CDOs are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
ARM securities	$16,637,942	$16,637,942	$11,520,741	$11,520,741
Securitized ARM loans	3,078,327	3,061,638	3,687,466	3,703,420
ARM loans collateralizing CDOs	5,862,711	5,943,958	3,146,961	3,138,634
ARM loans held for securitization	461,249	461,680	496,998	497,271
Hedging instruments	81,952	81,952	40,356	40,356
Liabilities:
Reverse repurchase agreements	15,093,315	15,093,315	13,926,858	13,926,858
Asset-backed commercial paper	3,184,489	3,184,489	—	—
CDOs	5,801,776	5,811,531	3,114,047	3,134,560
Whole loan financing facilities	297,470	297,470	369,343	369,343
Senior Notes	251,400	265,200	251,080	267,750
Hedging instruments	79,545	79,545	113,518	113,518

As of September 30, 2004, the Company had no off-balance sheet credit risk.

Note 6. Common Stock

In February 2004, we completed a public offering of 4,000,000 shares of common stock and received net proceeds of $110.1 million.

During the three- and nine-month periods ended September 30, 2004, the Company issued 2,303,600 and 4,188,300 shares, respectively, of common stock through at-market transactions and received net proceeds of $64.2 million and $115.7 million, respectively, under controlled equity offering programs.

During the three- and nine-month periods ended September 30, 2004, the Company issued 1,796,210 and 4,950,860 shares, respectively, of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $49.9 million and $135.4 million, respectively.

As of September 30, 2004, $532.4 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on January 21, 2004.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments. The following table presents accumulated other comprehensive income (loss) (“OCI”) balances (in thousands):

		Unrealized	Accumulated
	Unrealized	(losses) gains	Other
	gains (losses)	on Hedging	Comprehensive
	on ARM securities	Instruments	Loss
Balance, December 31, 2002	$43,489	$(148,743)	$(105,254)
Net change	(72,897)	(26,297)	(99,194)

Balance, September 30, 2003	$(29,408)	$(175,040)	$(204,448)

Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	(85,890)	72,787	(13,103)

Balance, September 30, 2004	$(129,204)	$(26,677)	$(155,881)

The net unrealized gain on the Company’s ARM Loans of $65.0 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with generally accepted accounting principles, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Compensation Committee of the Company’s Board of Directors is authorized to grant Dividend Equivalent Rights (“DERs”), Stock Appreciation Rights (“SARs”) and Phantom Stock Rights (“PSRs”) pursuant to the Company’s Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “Plan”).

As of September 30, 2004, there were 1,495,647 DERs outstanding all of which were vested, and 862,635 PSRs outstanding, of which 703,130 were vested. The Company recorded expenses associated with DERs and PSRs of $3.5 million and $2.3 million for the quarters ended September 30, 2004 and 2003, respectively. Of the expense recorded in the third quarter of 2004, $1.6 million was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment, $1.5 million was associated with dividend equivalents paid on DERs and PSRs and $448.3 thousand related to the amortization of unvested PSRs. Of the expense recorded in the third quarter of 2003, $1.2 million was the amount of dividend equivalents paid on DERs and PSRs, $438.0 thousand was the amortization of unvested PSRs, and $614.1 thousand was the impact of the increase in the Company’s common stock price on the value of the PSRs which was recorded as a fair value adjustment. During the nine-month periods ended September 30, 2004 and 2003, the Company recorded an expense associated with DERs and PSRs in the amount of $7.7 million and $7.0 million, respectively.

Note 9. Transactions with Related Parties

The Company is managed externally by Thornburg Mortgage Advisory Corporation (the “Manager”) under the terms of a Management Agreement (the “Agreement”). In July 2004, the Agreement between the Company and the Manager was amended effective July 1, 2004. The term of the amended Agreement was extended to July 1, 2014 and the formulas used to calculate the base management and performance-based incentive fees earned under the Agreement were revised such that the fees earned by the Manager will be reduced from what they would have been under the previous formulas. Specifically, the previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million. The amended Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The previous formula used to calculate the performance fee provided that the Manager earned 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. The amended Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fee until reaching a performance fee percentage of 15% for any amount greater than $50 million.

During the quarters ended September 30, 2004 and 2003, the Company reimbursed the Manager $1.5 million and $1.0 million for expenses, respectively, in accordance with the terms of the Agreement. During the nine-month periods ended September 30, 2004 and 2003, the Company reimbursed the Manager and other Thornburg entities $4.3 million and $3.2 million for expenses, respectively. As of September 30, 2004 and 2003, $2.7 million and $2.0 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended September 30, 2004 and 2003, the Company incurred costs of $4.2 million and $3.1 million, respectively, in base management fees in accordance with the terms of the Agreement. For the nine-month periods ended September 30, 2004 and 2003, the Company incurred base management fees of $11.7 million and $8.2 million, respectively. As of September 30, 2004 and 2003, $1.4 million and $1.1 million, respectively, was payable by the Company to the Manager for the base management fee.

For the three-month periods ended September 30, 2004 and 2003, the Manager earned performance-based compensation in the amount of $8.5 million and $7.1 million, respectively, in accordance with the terms of the Agreement. For the nine-month periods ended September 30, 2004 and 2003, the Manager earned performance-based compensation in the amount of $25.3 million and $20.2 million, respectively. As of September 30, 2004 and 2003, $8.5 million and $7.1 million, respectively, was payable by the Company to the Manager for performance-based compensation.

The Company offers mortgage loans to directors and officers of the Company, and to employees of the Manager and other Thornburg entities in the ordinary course of business. As of September 30, 2004, the aggregate balance of these mortgage loans outstanding amounted to $37.8 million, had a weighted average interest rate of 3.78%, and maturities ranging between 2030 and 2034.

Note 10. Subsequent Events

On October 19, 2004, the Company declared the third quarter 2004 dividend of $0.67 per share of common stock, which is payable on November 17, 2004 to shareholders of record on November 4, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate adjustable and variable rate mortgage (“ARM”) assets for our portfolio and manage them to achieve earnings and dividend stability as our primary objective and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary growth strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise new equity capital at a premium to book value in order to grow our assets and book value over time; and (iii) to better use our existing capital base by diversifying our funding sources, relying less on reverse repurchase agreements and more on long-term collateralized debt obligations (“CDOs”) to finance our balance sheet.

During the third quarter of 2004, our assets grew 8% from $24.5 billion at June 30, 2004 to $26.4 billion at September 30, 2004. Our net earnings increased 1% from $0.68 per share for the third quarter of 2003 to $0.69 per share for the third quarter of 2004. We raised $114.2 million of new equity capital during the quarter by issuing 4.1 million common shares at an average net price of $27.85 per share. Primarily as a result of raising this new common equity and the retention of earnings, our book value per common share rose 19% from $15.91 per share at September 30, 2003 to $18.92 per share at September 30, 2004.

Asset Growth and Channel Mix

Our ability to raise new equity capital at a premium to book value resulted in significant asset acquisition activity and growth during the third quarter. We acquired $4.3 billion of ARM securities during the quarter, 99.7% of which were High Quality, meaning they are rated AA/Aa or higher by at least one of either Standard & Poor’s Corporation or Moody’s Investors Service, Inc. (the “Rating Agencies”) (see page 32 for definition of High Quality). We saw a flattening of the yield curve during the third quarter with short-term interest rates increasing somewhat while longer-term rates decreased, and our portfolio prepayment rate decreased to an average of 23% Constant Prepayment Rate (“CPR”) from an average of 35% CPR in the prior quarter. We also continued to develop our “A” quality residential ARM loan origination business through approved correspondents and by directly originating ARM loans to retail customers. This source of ARM assets provided $1.2 billion in new assets during the quarter, an increase of 18% from originations during the third quarter of 2003. As a result of these ARM loan originations and acquisitions, as of September 30, 2004, we owned $9.4 billion of ARM Loans (see page 31 for definition of ARM Loans), which amounted to 36% of our ARM assets.

While the Mortgage Bankers Association (the “MBA”) is projecting a 30% decline in overall originations in 2004 versus 2003, we expect to modestly exceed our 2003 loan production of $4.0 billion. We attribute our success to a growing network of financial intermediaries, our competitive rates, innovative products and strong service levels. We believe our traditional ARM products, which have interest rates that reprice in a year or less (“Traditional ARMs”), and hybrid ARM products, which have fixed interest rates for an initial period of three to ten years before converting to Traditional ARMs for their remaining terms to maturity (“Hybrid ARMs”), provide borrowers with more attractive financing options than fixed-rate mortgages and that we are well-positioned to benefit from borrowers’ increased use of ARM loans. Over the past twelve months, we have effectively grown our share of the mortgage market for home purchases. Mortgages to finance the purchase of homes accounted for 69% of our loan production in the third quarter of 2004, compared to 35% in the third quarter of 2003. Our goal remains to grow our origination business over time, in both absolute terms and as a percentage of our overall annual asset acquisitions so that we can capitalize on the better margins generated by our mortgage origination channels.

Funding Diversification

Our long-term objective is to achieve a balanced funding mix with commercial paper, CDOs and reverse repurchase agreements. Historically we have been reliant principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At September 30, 2004, reverse repurchase agreements only accounted for 61% of our borrowings, while CDOs grew to 24% and our newly introduced asset-backed commercial paper facility accounted for 13%. We anticipate that CDOs and commercial paper will continue to grow as a percentage of our financing sources in the quarters to come.

On June 30, 2004, we established a new $5 billion asset-backed commercial paper facility, which will provide us with an alternative way to finance our high quality ARM securities portfolio. As of September 30, 2004, we issued $3.2 billion of asset-backed commercial paper in the form of secured liquidity notes to investors that are recorded as borrowings on our Consolidated Balance Sheets, and have been rated P-1 by Moody’s Investors Service and F1+ by Fitch. In September, we also completed our third securitization of the year. In this transaction, $1.3 billion of ARM loans were permanently financed through the issuance of CDOs. As of September 30, 2004, the $5.8 billion of CDO financing outstanding required approximately 2% of equity capital, freeing up approximately $434 million of capital for the acquisition of approximately $3.0 billion of additional ARM assets.

Credit Quality

We originate and acquire excellent credit quality ARM assets and securitize the ARM loans. These strategies create significant portfolio liquidity and allow us to readily finance our portfolio. As of September 30, 2004, 97.3% of our ARM asset portfolio was High Quality as compared to 96.8% as of June 30, 2004. Many of our High Quality ARM assets consist of ARM Loans that we have either securitized for our own portfolio or have placed in a trust to facilitate our CDO financings. We retain the risk of potential credit losses on these loans. We did not experience any credit losses on ARM Loans during the third quarter of 2004 and have only experienced $173.9 thousand in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, and property appraisal methods and policies, we also recognize that our ARM Loan portfolio was, on average, only approximately 16 months old at September 30, 2004. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss reserve of $9.1 million as of September 30, 2004 based on management’s expectations given industry loss experience on similar loans.

Interest Rate Risk Management

We use interest rate swap agreements (“Swap Agreements”), interest rate cap agreements (“Cap Agreements”) and Eurodollar futures contracts (“Eurodollar Transactions”) (collectively, “Hybrid ARM Hedging Instruments”), as hedges to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We hedge our financing cost such that we maintain a net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, of less than one year. The lower the duration gap, the less impact interest rate changes should have on earnings. As of September 30, 2004, we had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $18.6 billion and delayed Swap Agreements with notional balances totaling $1.5 billion that become effective in the fourth quarter of 2004. These delayed Swap Agreements have been entered into to hedge the financing of our ARM asset purchase commitments at September 30, 2004. Additionally, at September 30, 2004, we had Cap Agreements with a notional balance of $1.3 billion. These Cap Agreements do not receive any payments unless one-month LIBOR rises above a range of 3.25% to 11.50%, and on average 5.24%. As a result, as of September 30, 2004, we measured the net duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 2.9 months while the financing and hedging of all of the Company’s ARM assets resulted in a net duration of approximately 2.6 months. Although we experienced a declining interest rate environment from 2001 to 2003, we continue to employ a matched funding strategy as we acquire Hybrid ARM assets in order to ensure stable earnings during periods of rising interest rates. As we acquire ARM assets, we essentially “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM assets, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties on our ARM assets, there is no sure way to “lock-in” a spread between the yield on our ARM assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 59.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the third quarter of 2004, our operating expenses as a percent of average assets were 0.33%, compared to 0.39% for the same quarter of 2003 and 0.28% during the second quarter of 2004.

We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other intermediaries. We also use web-based marketing and a third party call center so we avoid the overhead associated with retail branch networks and commissioned loan officers. We also do not acquire loans through mortgage brokers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers in the name of Thornburg Mortgage. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage origination and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A” quality ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

The decrease in our earnings per share from $0.71 in the second quarter of 2004 to $0.69 in the third quarter of 2004 can be attributed to a decline in our portfolio margin from 1.31% for the second quarter of 2004, to 1.18% during the third quarter of 2004. Three primary factors contributed to the decline in our average portfolio margin. First, the net interest spread on our six- and twelve-month Traditional ARMs, which represent 12% of our portfolio, declined as our funding costs related to those assets, which are based on one-month LIBOR, increased during the quarter. We believe this margin decline is temporary as these assets will continue to reprice upwards over the next six to twelve months. Second, we also continued to increase our hedged borrowing position against our Hybrid ARMs during the quarter to further reduce our exposure to rising interest rates on that portion of our portfolio. Since December 31, 2003, our fixed rate and hedged borrowings have grown from 90.1% of Hybrid ARM assets to 94.3% at September 30, 2004. This increase reflects our expectation that interest rates will rise and our objective to minimize the impact of such an increase on earnings. Third, we have entered into Cap Agreements to hedge the borrowings on $1.3 billion of CDO financing. These Cap Agreements will cap our variable rate financing cost on certain Hybrid ARM assets at a level specified in the Cap Agreements, but in the interim as interest rates rise these variable rate borrowing costs are not fixed, so our margin is declining on these assets. See further discussion of the change in our interest rate spreads in “Results of Operations For the Three Months Ended September 30, 2004,” beginning on page 49 and “Results of Operations For the Nine Months Ended September 30, 2004,” beginning on page 55.

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

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors.

•	We have a Code of Business Conduct and Ethics and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors and Thornburg Mortgage Advisory Corporation (the “Manager”) that foster the highest standards of ethics and conduct in all of our business relationships.

•	We have an Insider Trading Policy that prohibits any of the directors, officers or employees of the Company or the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•	We are managed externally by the Manager under the terms of a management agreement (the “Management Agreement”), subject to the supervision of our Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing common equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed. See discussion of Management Agreement amendment on page 54.

•	We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We are currently implementing Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004.

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, changes in beneficial ownership forms and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. In accordance with SEC guidance, those material accounting policies and estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

•	Fair Value. We record our ARM securities, commitments to purchase ARM loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our ARM securities and Hybrid ARM Hedging Instruments are generally based on market prices provided by third party pricing services or certain dealers which make markets in these financial instruments. If the fair value of an ARM security, Hybrid Hedging Instrument or other financial instrument is not reasonably available from a third party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hybrid Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•	Loan Loss Reserves on ARM Loans. We maintain a reserve for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the reserve for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our loan loss reserves using different assumptions (in thousands):

Changed Assumption	Increase (Decrease) in Loan Loss Reserves
Default assumption increased by 10%	$1,460
Default assumption decreased by 10%	$(1,462)
Loss severity assumption increased by 5%	$1,760
Loss severity assumption decreased by 5%	$(1,760)

The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

•	Basis Adjustments on ARM securities. Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. We review ARM securities periodically for impairment and record or adjust basis adjustments accordingly. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security.

•	Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets.

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, asset-backed commercial paper, whole loan financing facilities, CDOs and other collateralized financings that we may establish with approved institutional lenders. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which are intended to fix our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We have a policy to operate with an “Adjusted Equity-to-Assets Ratio”, a non-GAAP measurement, of at least 8% and we typically operate with a 9 to 10% Adjusted Equity-to-Assets Ratio. (See “Capital Utilization” on page 45 for a calculation of our Adjusted Equity-to-Assets Ratio.) Since all of the assets we hold are ARM assets and we generally pursue a matched funding strategy, we believe our exposure to changes in interest rates can be prudently managed. Moreover, we focus on acquiring primarily high quality assets to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $173.9 thousand on our loan portfolio since we began acquiring loans in 1997. Our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a real estate investment trust (“REIT”) and, therefore, pay substantially all of our earnings in the form of dividends to shareholders, without paying federal or state income tax at the corporate level.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 150 approved correspondents, and we originate loans direct to consumers through our wholly owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”). Currently, TMHL is authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

Our ARM assets include investments in Hybrid ARM assets, which are typically 30-year loans with a fixed rate of interest for an initial period, generally 3 to 10 years, and then convert to an adjustable-rate for the balance of their term. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 20% of our total assets. We also have a policy to maintain a net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, of less than one year. Duration is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. We use a financial model that simulates rate changes and calculates the impact of those changes on the fair value of our Hybrid ARM portfolio. By maintaining a net duration of less than one year, the combined price change of our Hybrid ARM portfolio, associated Hybrid ARM Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. We use Hybrid ARM Hedging Instruments as hedges to fix, or cap, the interest rates on the short-term borrowings and CDOs financing our Hybrid ARM assets.

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the effective yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when current mortgage interest rates fall below the interest rates on existing ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the amount available for dividends could be adversely affected.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A” quality mortgage loans through TMHL from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from correspondent lenders which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through intermediaries such as financial advisors, corporate affinity clients and home builders or directly to consumers via the Internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We acquire and originate ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for CDOs. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. We issue securities through our securities underwriter to finance our loans and either retain these securities or we may, at times, finance them in the repurchase agreement market or through the issuance of CDOs in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate and certain loans we acquire. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the third quarter of 2004, we modified 101 loans with balances totaling $61.4 million.

Financing Strategies

We finance our ARM assets using equity capital, unsecured debt, short-term borrowings such as reverse repurchase agreements, asset-backed commercial paper, CDOs, whole loan financing facilities and other collateralized financings that we may establish with approved institutional lenders. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. We have established lines of credit and collateralized financing agreements with 24 different financial institutions. Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM assets declines for other reasons.

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

On June 30, 2004, we established a new $5 billion asset-backed commercial paper facility, which provides us with an alternative way to finance our high quality ARM securities portfolio. Through a bankruptcy-remote facility, we issue asset-backed commercial paper in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes are generally collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have replaced a portion of our reverse repurchase agreement borrowings with the issuance of asset-backed commercial paper under terms that are comparable to our existing reverse repurchase agreement funding.

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

Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements, asset-backed commercial paper and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 2.4 months as of September 30, 2004), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, but we typically maintain 9% to 10%, against the financing of these assets. We generally maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated because CDO financings represent permanent, non-recourse financing whose terms are established at the time of the financing and are not subject to change. This eliminates the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded in Accumulated other comprehensive income (loss), from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. (See calculation of the Adjusted Equity-to-Assets Ratio on page 46.) Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and hedging instruments (“Hedging Instruments”) whose combined maturities approximately match the interest rate adjustment periods on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARMs, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on the borrowings such that the net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, is less than one year. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of September 30, 2004, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.1 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a net duration of approximately 2.9 months, including the effects of prepayments.

In general, our Traditional ARM assets have a maximum lifetime interest rate cap, or ceiling, meaning that each ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, in the past we have entered into Cap Agreements, so that the net margin on our Traditional ARM assets with maximum lifetime interest rate caps will be protected in high interest rate environments. These Cap Agreements are referred to as “Life Cap Hedging Instruments.” Pursuant to the terms of these Life Cap Hedging Instruments owned as of September 30, 2004, we will receive cash payments if the applicable index, the three-month LIBOR index, increases above contractually specified levels. The fair value of these Cap Agreements generally increases when general market interest rates increase and decreases when market interest rates decrease, helping to partially offset changes in the fair value of our ARM assets related to the effect of the lifetime interest rate cap. We have discontinued the policy of specifically hedging the maximum lifetime interest rate cap on Traditional ARM assets because our duration management strategies incorporate these potential life cap risks.

In addition, some Traditional ARM assets are subject to periodic caps. Periodic caps generally limit the maximum interest rate coupon change on any interest rate coupon adjustment date to either a maximum of 1.00% per semiannual adjustment or 2.00% per annual adjustment. The borrowings that we incur do not have similar periodic caps. However, we believe the impact of the periodic caps is somewhat mitigated because we own our ARM assets at a net price above par and, therefore, the yield on our ARM assets can change by an amount greater than the associated periodic cap due to changes in the amortization of the net price above par. Further, the contractual future interest rate adjustments on the ARM assets will cause their interest rates to increase over time and reestablish the ARM assets’ interest rate to a spread over the then current index rate. As of September 30, 2004, $2.9 billion of our Traditional ARM assets have periodic caps, representing 10.7% of total ARM assets.

We also enter into Eurodollar Transactions to manage interest rate risk associated with commitments to purchase ARM loans (“Pipeline Hedging Instruments.”) The gain (loss) on the Pipeline Hedging Instruments offsets the gain (loss) recorded for the change in fair value of the loan commitments.

We may enter into other hedging-type transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may also purchase “interest-only” or “principal-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time to time, futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments to mitigate risk from changing interest rates.

The hedging transactions that we currently use generally are designed to protect our income during periods of changing market interest rates. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge, particularly with respect to hedging against periodic cap risk. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

Financial Condition

     Asset Quality

At September 30, 2004, we held total assets of $26.4 billion, $26.0 billion of which were ARM assets. That compares to $19.1 billion in total assets and $18.9 billion of ARM assets at December 31, 2003. Since commencing operations, we have purchased either ARM securities (backed by Agency Securities or privately-issued MBS) or ARM loans generally originated to “A” quality underwriting standards. At September 30, 2004, 97.2% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at September 30, 2004 and December 31, 2003 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies, ARM loans collateralizing debt obligations that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating
(in thousands)

	September 30, 2004
	ARM Securities		ARM Loans			Total
	Carrying	Portfolio	Carrying		Portfolio	Carrying		Portfolio
	Value	Mix	Value		Mix	Value		Mix
High Quality
Agency Securities	$2,411,777	14.5%	$1,741		0.0%	$2,413,518		9.3%
Non-Agency ARM Assets:
AAA/Aaa Rating	13,981,453	84.1	8,649,345	(1)	92.0	22,630,798	(1)	86.9
AA/Aa Rating	171,706	1.0	130,867		1.4	302,573		1.1

Total Non-Agency ARM Assets	14,153,159	85.1	8,780,212		93.4	22,933,371		88.0

Total High Quality	16,564,936	99.6	8,781,953		93.4	25,346,889		97.3

Other Investments
Non-Agency ARM Assets:
A Rating	37,504	0.2	69,553		0.7	107,057		0.4
BBB/Baa Rating	19,125	0.1	35,096		0.4	54,221		0.2
BB/Ba Rating and Below	16,377	0.1	63,328	(1)	0.7	79,705	(1)	0.3
ARM loans pending securitization	—	0.0	461,499		4.9	461,499		1.8

Total Other Investment	73,006	0.4	629,476		6.7	702,482		2.7

Loan Loss Reserves	—	0.0	(9,142)		(0.1)	(9,142)		(0.0)

Total ARM Portfolio	$16,637,942	100.0%	$9,402,287		100.0%	$26,040,229		100.0%

(1)	As of September 30, 2004, the AAA Rating category includes $5.9 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $43.0 million which is included in the BB/Ba Rating and below category.

	December 31, 2003
	ARM Securities		ARM Loans			Total
	Carrying	Portfolio	Carrying		Portfolio	Carrying		Portfolio
	Value	Mix	Value		Mix	Value		Mix
High Quality
Agency Securities	$2,321,013	20.1%	$2,961		0.0%	$2,323,974		12.3%
Non-Agency Issued ARM Assets:
AAA/Aaa Rating	8,809,567	76.5	6,588,471	(2)	89.9	15,398,038	(2)	81.7
AA/Aa Rating	321,108	2.8	115,076		1.5	436,184		2.3

Total Non-Agency ARM Assets	9,130,675	79.3	6,703,547		91.4	15,834,222		84.0

Total High Quality	11,451,688	99.4	6,706,508		91.4	18,158,196		96.3

Other Investments
Non-Agency ARM Assets:
A Rating	46,287	0.4	64,795		0.9	111,082		0.6
BBB/Baa Rating	14,577	0.1	29,210		0.4	43,787		0.2
BB/Ba Rating and Below	8,189	0.1	41,657	(2)	0.6	49,846	(2)	0.3
ARM loans pending securitization	—	0.0	497,248		6.8	497,248		2.6

Total Other Investment	69,053	0.6	632,910		8.7	701,963		3.7

Loan Loss Reserves	—	0.0	(7,993)		(0.1)	(7,993)		(0.0)

Total ARM Portfolio	$11,520,741	100.0%	$7,331,425		100.0%	$18,852,166		100.0%

(2)	As of December 31, 2003, the AAA Rating category includes $3.1 billion of ARM loans collateralizing CDOs that have been credit enhanced to AAA through overcollateralization in the amount of $24.1 million which is included in the BB/Ba Rating and below category.

As of September 30, 2004, 8 of the 20,441 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $2.2 million. At September 30, 2004, the ARM loan portfolio included one real estate-owned property totaling approximately $203.5 thousand that we acquired as a result of foreclosure procedures. The average original effective loan-to-value ratio on the delinquent loans and the acquired property was 75%. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from these loans.

     ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of September 30, 2004. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $9.4 billion.

	Average	High	Low
Original loan balance	$469,086	$8,000,000	$25,100
Unpaid principal balance	$458,444	$8,000,000	$1,988
Coupon rate on loans	4.33%	9.13%	1.64%
Pass-through rate	4.22%	8.60%	1.62%
Pass-through margin	1.92%	4.73%	0.23%
Lifetime cap	10.38%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	344	479	21

Geographic distribution (top 5 states):
California	26.2%
Georgia	10.6
Florida	8.1
Colorado	7.6
New York	7.5
Occupancy status:
Owner occupied	80.1%
Second home	14.0
Investor	5.9
Documentation type:
Full/Alternative	92.6%
Other	7.4
Loan purpose:
Purchase	42.4%
Cash out refinance	28.8
Rate & term refinance	28.8
Original effective loan-to-value:
80.01% and over (2)	2.7%
70.01%-80.00%	44.8
60.01%-70.00%	24.4
50.01%-60.00%	12.3
50.00% or less	15.8
Weighted average effective original loan-to-value:	66.3%
Property type:
Single-family	84.6%
Condominium	13.2
Other residential	2.2
ARM Loan type:
Traditional ARM loans	33.3%
Hybrid ARM loans	66.7
ARM Interest Rate Caps:
Initial Cap on Hybrid loans:
3.00% or less	1.7%
3.01%-4.00%	22.2
4.01%-5.00%	60.5
5.01%-6.00%	15.6
Periodic Cap on Traditional ARM loans:
None	40.0%
1.00% or less	42.9
Over 1.00%	17.1
Percent of interest-only loan balances	88.3%
Weighted average length of interest-only period	8.2 years
FICO scores:
801 and over	2.6%
751 to 800	42.3
701 to 750	33.9
651 to 700	18.2
650 or less	3.0
Weighted average FICO score:	736 (1)

(1)	FICO is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

(2)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance.

As of September 30, 2004 and December 31, 2003, we serviced $6.7 billion and $4.7 billion of our loans, respectively, and had 14,397 and 10,223 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM Loans.

     Asset Repricing Characteristics

The following table classifies our portfolio of ARM assets by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency
(in thousands)

	September 30, 2004		December 31, 2003
	Carrying	Portfolio	Carrying	Portfolio
	Value	Mix	Value	Mix
Traditional ARM assets:
Index:
One-month LIBOR	$1,032,400	4.0%	$598,989	3.2%
Six-month LIBOR	1,803,570	6.9	1,214,075	6.4
One-year LIBOR	500,086	1.9	563,419	3.0
One-year Constant Maturity Treasury	585,926	2.3	1,079,970	5.7
Other	213,715	0.8	124,440	0.7

	4,135,697	15.9	3,580,893	19.0

Hybrid ARM assets:
Remaining fixed period:
3 years or less	5,021,982	19.3	2,052,265	10.9
Over 3 years – 5 years	13,012,672	50.0	10,639,463	56.4
Over 5 years	3,879,020	14.8	2,587,538	13.7

	21,913,674	84.1	15,279,266	81.0
Loan Loss Reserves	(9,142)	(0.0)	(7,993)	(0.0)

	$26,040,229	100.0%	$18,852,166	100.0%

The ARM portfolio had a weighted average coupon of 4.38% at September 30, 2004. This consisted of a weighted average coupon of 4.45% on the hybrid portion of the portfolio and a weighted average coupon of 3.41% on the rest of the portfolio. If the portfolio had been “fully indexed,” the weighted average coupon of the portfolio would have been 4.41%, based upon the composition of the portfolio and the applicable indices at September 30, 2004. Additionally, if the non-hybrid portion of the portfolio had been “fully indexed,” the weighted average coupon of that portion of the portfolio would have been 3.86%, also based upon the composition of the portfolio and the applicable indices at September 30, 2004. The term “fully indexed” refers to an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

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

At September 30, 2004, the current yield of the ARM assets portfolio was 4.00%, down from 4.04% as of December 31, 2003. The decrease in the yield of 4 basis points as of September 30, 2004, compared to December 31, 2003, is primarily due to the higher level of net premium amortization, which decreased the yield by 6 basis points.

     Interest Rate Risk Management

Our ARM asset portfolio had a weighted average term to the next repricing date of 3.7 years as of both September 30, 2004 and December 31, 2003. The Traditional ARM portion of the portfolio had a weighted average term to the next repricing date of 80 days and the Hybrid ARM portion had a weighted average term to the next repricing date of 4.3 years at September 30, 2004. As of September 30, 2004, the Hybrid ARM portfolio comprised 84.1% of the total ARM portfolio, compared to 81.0% as of December 31, 2003. We attempt to mitigate our interest rate risk by funding our ARM assets with borrowings and Hybrid ARM Hedging Instruments with maturities approximately matching the interest rate adjustment periods on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets have interest rates that adjust within one year. However, our Hybrid ARM portfolio is financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, is less than one year. Duration is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. By maintaining a net duration of less than one year, which is our maximum duration policy limit, the combined price change of our Hybrid ARM portfolio, associated Hybrid ARM Hedging Instruments and other borrowings funding our Hybrid ARM portfolio is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower duration indicates a lower expected volatility of earnings given future changes in interest rates. As of September 30, 2004, the net duration applicable to our Hybrid ARM portfolio was approximately 2.9 months while the net duration applicable to all of our ARM assets was approximately 2.6 months.

As of September 30, 2004 and December 31, 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $18.6 billion and $12.5 billion, respectively. In addition, as of September 30, 2004, the Company had entered into delayed Swap Agreements with notional balances totaling $1.5 billion that become effective in the fourth quarter of 2004. These delayed Swap Agreements have been entered into to hedge the financing of our ARM asset purchase commitments at September 30, 2004. As of September 30, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.06% and 3.02% at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, ARM assets with a carrying value of $73.6 million, including accrued interest, and cash totaling $42.4 million collateralized the Swap Agreements. The net unrealized loss on Swap Agreements at September 30, 2004 of $2.0 million included Swap Agreements with gross unrealized losses of $67.0 million and gross unrealized gains of $65.0 million and is included in Hedging instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of September 30, 2004, the net unrealized gain on Swap Agreements, deferred gains from terminated Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net loss of $7.2 million. We estimate that over the next twelve months, $32.7 million of these net unrealized losses will be reclassified from Accumulated other comprehensive income (loss) to interest expense.

As of September 30, 2004 and December, 31, 2003, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.3 billion and $1.6 billion, respectively. We also entered into Cap Agreements that have start dates ranging from 2006 to 2010 and notional balances totaling $371.1 million. The fair value of all of our Cap Agreements at September 30, 2004 and December 31, 2003 was $16.9 million and $25.4 million, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. As of September 30, 2004, the unrealized loss on these Cap Agreements of $19.4 million is included in Accumulated other comprehensive income (loss). In the twelve month period following September 30, 2004, $337.8 thousand of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.24%. The Cap Agreements had an average maturity of 4.2 years as of September 30, 2004 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of September 30, 2004 and the balance of these same Hybrid ARM Hedging Instruments as of September 30 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of September 30,
	2004	2005	2006	2007	2008	2009
Swap Agreements:
Balance-guaranteed (1) (3)	$2,001,502	$1,601,202	$1,301,709	$802,828	$451,031	$140,235
Other (2)	16,152,228	12,180,825	6,721,850	2,255,023	891,126	477,008

	18,153,730	13,782,027	8,023,559	3,057,881	1,342,157	617,243

Eurodollar Transactions (2)	414,000	336,000	—	—	—	—
Cap Agreements (1) (3)	1,301,573	1,041,258	809,429	524,224	342,007	77,340

	$19,869,303	$15,129,285	$8,832,988	$3,582,105	$1,684,164	$694,583

(1)	These Swap Agreements and Cap Agreements have been entered into in connection with our CDO transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective CDO transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2014

(2)	These hedging instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2013.

(3)	The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of September 30, 2004 and as of September 30 for each of the following five years (in thousands):

	As of September 30,
	2004	2005	2006	2007	2008	2009
Swap Agreements	$2,001,502	$1,743,801	$1,479,638	$932,012	$529,537	$168,777
Cap Agreements	1,301,573	1,194,506	927,999	753,915	474,115	323,054

	$3,303,075	$2,938,307	$2,407,637	$1,685,927	$1,003,652	$491,831

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, in the past we entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. We have discontinued the policy of specifically hedging the maximum lifetime interest rate cap on Traditional ARM assets because our duration management strategies incorporate these potential life cap risks. As of September 30, 2004, our Traditional ARM assets had an average lifetime interest rate cap of 10.38%, far exceeding the current level of interest rates. At September 30, 2004, these Cap Agreements had a remaining notional balance of $200.0 million with an average final maturity of 3.2 months, compared to a remaining notional balance of $841.3 million with an average final maturity of 8 months at December 31, 2003. At September 30, 2004, these Cap Agreements had a fair value of $0, compared to a fair value of $9.0 thousand as of December 31, 2003. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the one month or three month LIBOR indices increase above contractually specified levels, which range from 8.00% to 8.25% and average approximately 8.13%. We do not currently apply hedge accounting to our Cap Agreements that are used to manage the interest rate risk on our assets with contractual lifetime interest rate caps and, as a result, we record the change in fair value of these Cap Agreements as hedging expense in current earnings. The lifetime interest rate cap or ceiling is a component of the duration of an ARM asset. As we manage the net duration of our ARM asset portfolio and borrowings through our hedging activities, we are implicitly managing all of the characteristics of our ARM assets and borrowings that impact the measurement of duration, including the lifetime interest rate cap that we had previously been hedging with Cap Agreements.

The fair value of the Pipeline Hedging Instruments at September 30, 2004 and December 31, 2003 was a net unrealized loss of $5.1 million and a net unrealized gain of $953.4 thousand, respectively, and is included in Hedging instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $357.0 million and $283.0 million at September 30, 2004 and December 31, 2003, respectively. The net loss of $1.8 million on Pipeline Hedging Instruments for the nine months ended September 30, 2004 is reflected in Gain (loss) on ARM assets and hedging instruments, net on the Consolidated Income Statements as is the $3.8 million loss on purchase loan commitments for the nine months ended September 30, 2004.

     Asset Acquisitions

During the quarter ended September 30, 2004, we purchased $4.3 billion of ARM securities, 99.7% of which were High Quality assets and $1.2 billion of ARM loans, generally originated to “A” quality underwriting standards. Of the ARM assets acquired during the third quarter of 2004, 91.8% were Hybrid ARM assets and 8.2% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and nine-month periods ended September 30, 2004 and 2003 (dollar amounts in thousands):

	For the three months ended:		For the nine months ended:
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
ARM securities:
Agency Securities	$—	$—	$1,054,570	$348,211
High Quality, non-Agency	4,297,412	2,631,050	9,757,467	7,026,579
Other non-Agency	11,585	8,477	29,795	26,063

	4,308,997	2,639,527	10,841,832	7,400,853

ARM loans:
Bulk acquisitions	—	608,150	88,959	1,281,669
Correspondent originations	1,069,584	778,299	2,873,507	2,246,728
Direct retail originations	106,861	221,045	341,678	431,921

	1,176,445	1,607,494	3,304,144	3,960,318

Total acquisitions	$5,485,442	$4,247,021	$14,145,976	$11,361,171

As of September 30, 2004, we had commitments to purchase $1.9 billion of ARM securities and $730.0 million of ARM loans through origination channels. We use a 17.0% fallout assumption in the determination of our ARM loan commitments.

     Securitization Activity

On September 29, 2004, we completed a CDO transaction in which we securitized $1.3 billion of our ARM loans into a series of multi-class ARM securities. The securitization process benefits us by enabling us to issue floating-rate and fixed-rate CDOs that represent permanent financing and are not subject to margin calls or by creating highly liquid assets that can be readily financed in the reverse repurchase agreement market. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) we did not account for this securitization as a sale and (ii) we retained $39.5 million of subordinated classes, of which $30.1 million were Investment Grade and $9.4 million were below Investment Grade, to provide credit support to the securitization. Of the loans that we securitized during the third quarter of 2004, 99.2% of our resulting investment was rated at least Investment Grade and 0.8% of our investment was rated below Investment Grade. In connection with the issuance of these CDOs, we incurred costs of $4.0 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of the CDOs. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are our wholly-owned subsidiaries.

     Prepayment Experience

For the quarter ended September 30, 2004, our mortgage assets paid down at an approximate average annualized Constant Prepayment Rate (“CPR”) of 23%, compared to 35% for the quarter ended June 30, 2004 and 39% for the quarter ended September 30, 2003. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At September 30, 2004, we had unencumbered assets of $874.9 million, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $712.4 million at December 31, 2003. Our principal sources of liquidity are the reverse repurchase agreement market, asset-backed commercial paper, the issuance of CDOs and whole loan financing facilities, as well as principal and interest payments from ARM assets. The reverse repurchase agreement market is a $4 trillion market, the asset-backed commercial paper market is a $1.4 trillion market and the AAA-rated mortgage- and asset- backed securities market is a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using AAA-rated CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

     Sources of Funds

Our primary sources of funds for the quarter ended September 30, 2004 consisted of reverse repurchase agreements, asset-backed commercial paper, CDOs, whole loan financing facilities and payments of principal and interest from our ARM assets. In the future, we expect our primary sources of funds to remain the same.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on September 30, 2004, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at September 30, 2004, had a weighted average effective cost of 1.89%. The reverse repurchase agreements had a weighted average remaining term to maturity of 2.6 months, although we utilize Swap Agreements and Eurodollar Transactions to extend the re-pricing characteristic of total borrowings to 2.5 years. As of September 30, 2004, $13.2 billion of these borrowings were variable rate term reverse repurchase agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. Additionally, 0.6% of our ARM securities are rated less than AA by the Rating Agencies and have less liquidity than assets that are rated AA or higher. Mortgage assets rated AA or higher by the Rating Agencies derive their credit rating based on subordination, guarantees or other credit enhancements. In the event of dramatic changes in interest rates or performance of credit support, we might find it difficult to borrow against such assets. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. We had adequate liquidity throughout the quarter ended September 30, 2004. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

On June 30, 2004, we established a new $5 billion asset-backed commercial paper facility, which provides an alternative way to finance our high quality ARM securities portfolio. Through a wholly owned bankruptcy–remote special purpose subsidiary, we issue asset-backed commercial paper to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings.

As of September 30, 2004, we had $3.2 billion of asset-backed commercial paper outstanding with a weighted average interest rate of 1.85% and a weighted average remaining maturity of 27 days.

All of our CDOs were issued by trusts and are secured by ARM loans. For financial reporting and tax purposes, the trusts’ ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2004, the following CDOs were outstanding (in thousands):

		Effective Interest
Description	Principal Balance	Rate (1)
Floating-rate financing (2)	$3,150,453	2.28%
Fixed-rate financing	2,651,323	4.05%

Total	$5,801,776	3.09%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.3 billion and a weighted average strike price of 5.24% as of September 30, 2004.

As of September 30, 2004, the CDOs were collateralized by ARM loans with a principal balance of $5.8 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of September 30, 2004, we had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities have a total committed borrowing capacity of $1.1 billion and an uncommitted capacity of $500 million and expire between November 2004 and March 2005. We expect to renew these facilities in the ordinary course of business. As of September 30, 2004, we had $297.5 million borrowed against these whole loan financing facilities at an effective cost of 2.76%.

     Capital Utilization

Our Board has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. The primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Our Adjusted Equity-to-Assets Ratio represents the long-term capital (both equity and Senior Notes) supporting our recourse or marginable debt. Recourse or marginable debt generally consists of reverse repurchase agreements, asset-backed commercial paper and whole loan financing facilities. These forms of borrowing are short-term in nature, mature on a frequent basis (weighted average maturity of 2.4 months as of September 30, 2004), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. Because of the short-term nature of these forms of financing, our policy requires that we maintain significant excess capital and liquidity to meet margin calls as a result of unexpected changes in margin requirements and collateral value. Our margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain capital of at least 8%, but we typically maintain 9% to 10%, against the financing of these assets. We generally maintain a capital cushion equal to approximately twice the margin requirement when using these forms of borrowings. This capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

As we replace our reverse repurchase agreement borrowings with CDO financings, the risk of margin calls, changes in margin requirements and potential rollover risk is eliminated, because CDO financings represent permanent non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated equity capital) associated with CDO financing from our operating capital ratio. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as Accumulated other comprehensive income (loss) from our equity accounts, and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital. Because the CDOs only require approximately 2% of equity capital to support the CDO financing, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Further, because we treat our Senior Notes as a substitute form of equity capital, our asset base is expected to grow even further.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

     (in thousands)

	September 30,	December 31,
	2004	2003
Assets	$26,445,728	$19,118,799
Adjustments:
Net unrealized loss on ARM securities	129,055	42,717
Net unrealized gain on hedging instruments	(45,616)	(8,655)
ARM loans collateralizing CDOs	(5,862,711)	(3,146,961)
Cap agreements	(36,336)	(31,692)

Adjusted assets	$20,630,120	$15,974,208

Shareholders’ equity	$1,648,205	$1,239,104
Adjustments:
Accumulated other comprehensive loss	155,881	142,778
Equity supporting CDOs:
CDOs	5,801,776	3,114,047
ARM loans collateralizing CDOs	(5,862,711)	(3,146,961)
Cap agreements	(36,336)	(31,692)

	(97,271)	(64,606)
Senior notes	251,400	251,080

Adjusted shareholders’ equity	$1,958,215	$1,568,356

Adjusted equity-to-assets ratio	9.49%	9.82%

GAAP equity-to-assets ratio	6.23%	6.48%

Ratio of historical equity-to-historical assets	6.80%	7.21%

Ratio of historical equity plus Senior Notes to historical assets	7.75%	8.53%

Estimated total risk-based capital /risk-weighted assets	23.39%	26.26%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is our GAAP equity-to-assets ratio, a calculation that simply divides total equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business, since our assets are not for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in Accumulated other comprehensive income (loss). This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain (loss) on Hedging Instruments in the table above by shareholder’s equity. The third alternative capital utilization measurement is the ratio of historical equity plus Senior Notes to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in Accumulated other comprehensive income (loss). This calculation also includes Senior Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholder’s equity and Senior Notes in the table above. We monitor these ratios in order to have a complete picture of the relationship between our total asset and long-term capital position.

The fourth alternative capital utilization measurement is a calculation of estimated total risk-based capital divided by risk-weighted assets, a regulatory calculation required to be made by banks and savings and loan institutions that complies with Federal Reserve Board capital requirements. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized”.

     Equity Transactions

In February 2004, we completed a public offering of 4,000,000 shares of common stock and received net proceeds of $110.1 million.

During the quarter ended September 30, 2004, we issued 1,796,210 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) and received net proceeds of $49.9 million and we issued 2,303,600 shares of common stock through a controlled equity offering program and received net proceeds of $64.2 million.

     Off-Balance Sheet Commitments

As of September 30, 2004, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – agency	$506,523
ARM securities – private high quality	1,363,552
ARM securities – other	14,590
ARM loans – correspondent originations	625,503
ARM loans – direct originations	104,459

$2,614,627

We use a 17.0% fallout assumption in determining our ARM loan origination commitments. We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2004 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. At September 30, 2004, the balance of the Hybrid ARM securities was approximately $1.6 billion, but is expected to be less than 30% of that, and could be zero, at the time they convert into Traditional ARM securities. At September 30, 2004, the balance of securities to be acquired in 2004 was approximately $15.0 million but may pay down to zero before the purchase commitment date. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities.

     Contractual Obligations

As of September 30, 2004, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less than 1		3 – 5	More than
	Total	year	1 – 3 years	years	5 years
Reverse repurchase agreements	$15,093,315	$15,093,315	$—	$—	$—
Asset-backed commercial paper	3,184,489	3,184,489
CDOs (1)	5,801,776	10,850	25,073	55,400	5,710,453
Whole loan financing facilities	297,470	297,470	—	—	—
Senior Notes	251,400	—	—	—	251,400
Purchase commitments	2,614,627	2,614,627	—	—	—

Total (2)	$27,243,077	$21,200,751	$25,073	$55,400	$5,961,853

(1)	Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations For the Three Months Ended September 30, 2004

For the quarter ended September 30, 2004, our net income was $58.0 million, or $0.69 basic and diluted earnings per share (“EPS”), based on a weighted average of 84,643,000 shares outstanding. That compares to $45.8 million, or $0.69 basic EPS and $0.68 diluted EPS for the quarter ended September 30, 2003, based on weighted average basic and diluted shares outstanding of 66,092,000 and 67,532,000, respectively, a 1.5% increase in our diluted EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

		G & A
	Net	Expense,					Net
For the	Interest	net	Mgmt	Performance	Other	Preferred	Income/
Quarter	Income/	(1)/	Fee/	Fee/	(2)/	Dividend/	Equity
Ended	Equity	Equity	Equity	Equity	Equity	Equity	(ROE)
Sep 30, 2002	24.62%	1.52%	1.20%	2.92%	0.09%	0.97%	17.92%
Dec 31, 2002	24.90%	2.32%	1.17%	2.96%	(0.26)%	0.89%	17.82%
Mar 31, 2003	25.56%	2.02%	1.22%	3.04%	0.08%	0.82%	18.38%
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.35%	2.25%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.98%	0.62%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.81%	1.48%	1.09%	2.23%	(1.16)%	0.00%	15.17%

(1)	General and administrative (“G & A”) expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM assets and hedging instruments, hedging expense and provision for credit losses.

Our return on equity declined slightly in the third quarter of 2004 compared to the same period in 2003 primarily due to a decline in our portfolio margin resulting from spread compression related to our Traditional ARM portfolio and an increase in our hedging position to reduce our exposure to rising interest rates on our Hybrid ARM portfolio. This decline was partially offset by the sale of ARM securities during the third quarter of 2004.

The following table presents the components of our net interest income for the quarters ended September 30, 2004 and 2003:

Comparative Net Interest Income Components
(in thousands)

	For the quarters ended September 30,
	2004	2003
Coupon interest income on ARM assets	$253,834	$160,166
Amortization of net premium	(14,392)	(10,024)
Cash and cash equivalents	609	1,024

Interest income	240,051	151,166

Reverse repurchase agreements and asset-backed commercial paper	69,558	36,137
CDOs	25,482	5,398
Whole loan financing facilities	5,348	4,688
Senior notes	5,237	4,180
Hedging instruments	62,473	40,858

Interest expense	168,098	91,261

Net interest income	$71,953	$59,905

As presented in the table above, our net interest income increased by $12.0 million in the third quarter of 2004 compared to the third quarter of 2003. The change was attributable to a $88.9 million increase in interest income primarily due to an increased asset base, partially offset by a $76.8 million increase in interest expense. Interest expense increased by $33.4 million due to increased reverse repurchase agreements and asset-backed commercial paper outstanding along with increased borrowing rates and $21.6 million due to the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $21.9 billion and $13.3 billion at September 30, 2004 and 2003, respectively. Interest expense increased by $20.1 million due to our issuance of additional CDOs. The balance of our CDOs increased to $5.8 billion at September 30, 2004 from $2.2 billion at September 30, 2003.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table
(Dollar amounts in thousands)

	For the quarters ended September 30,
	2004			2003
			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense
Interest-Earning Assets:
ARM assets	$24,201,337	3.96%	$239,442	$15,287,022	3.93%	$150,142
Cash and cash equivalents	248,749	0.98	609	414,113	0.99	1,024

	24,450,086	3.93	240,051	15,701,135	3.85	151,166

Interest-Bearing Liabilities:
Reverse repurchase agreements and asset-backed commercial paper	17,009,274	1.64	69,558	11,868,573	1.22	36,137
Plus: Cost of Hedging instruments (1)		1.30	55,407		1.38	40,858

Hedged reverse repurchase agreements		2.94	124,965		2.59	76,995

CDOs	4,761,618	2.14	25,482	1,407,620	1.53	5,398
Plus: Cost of Hedging instruments (1)		0.59	7,066		0.00	—

Hedged CDOs		2.73	32,548		1.53	5,398

Whole loan financing facilities	921,853	2.32	5,348	976,095	1.92	4,688
Senior Notes	251,310	8.34	5,237	194,402	8.60	4,180

	22,944,055	2.93	168,098	14,446,690	2.53	91,261

Net Interest-Earning Assets and Spread	$1,506,031	1.00%	$71,953	$1,254,445	1.32%	$59,905

Yield on Net Interest-Earning Assets (2)		1.18%			1.53%

(1)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $18.6 billion and $9.6 billion as of September 30, 2004 and 2003, respectively, and Cap Agreements with notional balances of $1.3 billion and $1.5 billion as of September 30, 2004 and 2003, respectively.

(2)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates, changes in volume and the combination of changes in interest rates and volume (in thousands):

	Three Months ended September 30,
	2004 versus 2003
	Rate	Volume	Total
Interest Income:
ARM assets	$1,104	$88,196	$89,300
Cash and cash equivalents	(10)	(405)	(415)

	1,094	87,791	88,885

Interest Expense:
Reverse repurchase agreements and asset-backed commercial paper	10,201	37,769	47,970
CDOs	4,223	22,927	27,150
Whole loan financing facilities	975	(315)	660
Senior Notes	(129)	1,186	1,057

	15,270	61,567	76,837

Net interest income	$(14,176)	$26,224	$12,048

As presented in the table above, net interest income increased by $12.0 million. This increase in net interest income is composed of a favorable volume variance, partially offset by an unfavorable rate variance. The increased average size of our portfolio during the third quarter of 2004 compared to the same period of 2003 increased net interest income in the amount of $26.2 million. The average balance of our interest-earning assets was $24.5 billion during the quarter ended September 30, 2004, compared to $15.7 billion during the same period of 2003 — an increase of 56.1%. As a result of our cost of funds increasing to 2.93% during the third quarter of 2004 from 2.53% during the same period of 2003, an increase of 40 basis points, while the yield on our interest-earning assets increased to 3.93% from 3.85% during the same time period, an increase of 8 basis points, there was a net unfavorable rate variance of $14.2 million. This was primarily due to an unfavorable rate variance on borrowings in the amount of $15.3 million partially offset by a favorable rate variance on our ARM assets portfolio and other interest-earning assets that increased net interest income by $1.1 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)
(Dollar amounts in millions)

							Yield on
	Average	Historical		Yield on			Net
As of the	Interest	Weighted	Yield	Interest		Net	Interest
Quarter	Earning	Average	Adjust-	Earning	Cost of	Interest	Earning
Ended	Assets	Coupon	ment (2)	Assets	Funds	Spread	Assets
Sep 30, 2002	$9,237	5.16%	0.42%	4.75%	3.19%	1.56%	1.84%
Dec 31, 2002	$10,105	5.04%	0.43%	4.61%	3.03%	1.58%	1.85%
Mar 31, 2003	$11,094	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.37%	3.93%	2.93%	1.00%	1.18%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

		Impact of
As of the	Premium/	Principal		Total
Quarter	Discount	Payments		Yield
Ended	Amortization	Receivable	Other (1)	Adjustment
Sep 30, 2002	0.26%	0.13%	0.03%	0.42%
Dec 31, 2002	0.30%	0.09%	0.04%	0.43%
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.30%	0.05%	0.02%	0.37%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash.

We recorded hedging expense of $149.2 thousand during the third quarter of 2004 which was related to the transition adjustment recorded in Accumulated other comprehensive income (loss) on January 1, 2002, in connection with the implementation of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities.” For the quarter ended September 30, 2003, we recorded a $4.2 thousand increase in the fair value of our Life Cap Hedging Instruments and reclassified to earnings $149.2 thousand of the transition adjustment, for total hedging expense of $145.0 thousand.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $173.9 thousand. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of September 30, 2004, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 36.2% of our portfolio of ARM assets or $9.4 billion. During the quarter ended September 30, 2004, we recorded loan loss provisions totaling $322.7 thousand to reserve for estimated credit losses on loans.

We recorded a net gain on ARM assets and hedging instruments of $4.9 million during the third quarter of 2004. This gain consists of a $7.8 million gain on the sale of $770.4 billion of ARM assets and a gain of $5.4 million on loans purchased from correspondent lenders partially offset by an $8.3 million loss on Eurodollar Transactions hedging the loan commitment pipeline. We realized a $1.8 million net gain on ARM assets during the quarter ended September 30, 2003 primarily relating to the loan commitments pipeline.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

	Management			Total Operating
For the	Fee/	Performance Fee/	Other Expenses/	Expenses/
Quarter Ended	Average Assets	Average Assets	Average Assets	Average Assets
Sep 30, 2002	0.09%	0.22%	0.13%	0.44%
Dec 31, 2002	0.09%	0.22%	0.18%	0.49%
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%

The most significant increases to our operating expenses for the quarter ended September 30, 2004 compared to September 30, 2003 were the $1.4 million increase in the performance-based fee that the Manager earned as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager, the $1.2 million increase in the expenses associated with our Dividend Equivalent Rights (“DERs”) and Phantom Stock Rights (“PSRs”), the $1.1 million increase in base management fees and the $1.0 million increase in expenses related to expanded operations of TMHL. Our return on equity prior to the effect of the performance-based fee of $8.5 million for the third quarter of 2004 was 17.40%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.30%.

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

We pay the Manager an annual base management fee, generally based on average shareholders’ equity as defined in the Management Agreement (the “Agreement”), payable monthly in arrears according to the following formula which was amended in July 2004 and was effective July 1, 2004. The term of the amended Agreement was extended to July 1, 2014 and the formulas used to calculate the base management and performance-based incentive fees earned under the Agreement were revised such that the fees earned by the Manager are reduced from what they would have been under the previous formulas. Specifically, the previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million. The amended Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The previous formula used to calculate the performance fee provided that the Manager earned 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the ten year U.S. Treasury Rate plus 1%. The amended Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fee until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Results of Operations for the Nine Months Ended September 30, 2004

For the nine months ended September 30, 2004, our net income was $169.3 million, or $2.09 Basic and Diluted EPS, based on a weighted average of 80,896,000 shares outstanding. That compares to $127.0 million, or $2.04 Basic EPS and $2.02 Diluted EPS, for the same period in 2003, based on a weighted average of 60,572,000 and 62,887,000 shares outstanding, respectively, a 3.5% increase in our Diluted earnings per share.

Our return on average common equity was 15.68% for the nine months ended September 30, 2004 compared to 17.55% for the nine months ended September 30, 2003.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components
(Dollar amounts in thousands)

	For the nine months ended September 30,
	2004	2003
Coupon interest income on ARM assets	$688,408	$434,481
Amortization of net premium	(36,912)	(25,455)
Cash and cash equivalents	1,855	2,233

Interest income	653,351	411,259

Reverse repurchase agreements and asset-backed commercial paper	162,863	108,632
CDOs	56,073	10,304
Whole loan financing facilities	12,194	11,794
Senior notes	15,709	6,270
Hedging instruments	190,787	107,589

Interest expense	437,626	244,589

Net interest income	$215,725	$166,670

As presented in the table above, our net interest income increased by $49.1 million in the nine months ended September 30, 2004 compared to the same period of 2003. The change was attributable to a $242.1 million increase in interest income primarily due to an increased asset base, partially offset by a $193.0 million increase in interest expense. Interest expense increased by $83.2 million due to the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $21.9 billion and $13.3 billion at September 30, 2004 and 2003, respectively. Interest expense increased by $54.2 million due to increased reverse repurchase agreements and asset-backed commercial paper outstanding along with increased borrowing rates and $45.8 million due to our issuance of additional CDOs and Senior Notes. The balance of our CDOs and Senior Notes increased to $5.8 billion and $251.4 million, respectively, at September 30, 2004 from $2.2 billion and $194.5 million, respectively, at September 30, 2003.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate, Interest Income and Interest Expense Table
(Dollar amounts in thousands)

	For the nine months ended September 30,
	2004			2003
			Interest			Interest
	Average	Effective	Income and	Average	Effective	Income and
	Balance	Rate	Expense	Balance	Rate	Expense
Interest-Earning Assets:
ARM assets	$22,058,190	3.94%	$651,496	$13,049,508	4.18%	$409,026
Cash and cash equivalents	271,346	0.91	1,855	263,606	1.13	2,233

	22,329,536	3.90	653,351	13,313,114	4.12	411,259

Interest-Bearing Liabilities:
Reverse repurchase agreements and asset-backed commercial paper	15,834,532	1.37	162,863	10,499,404	1.38	108,632
Plus: Cost of Hedging instruments (1)		1.47	174,127		1.37	107,589

Hedged reverse repurchase agreements		2.84	336,990		2.75	216,221

CDOs	3,952,446	1.89	56,073	804,598	1.71	10,304
Plus: Cost of Hedging instruments (1)		0.56	16,660		0.00	—

Hedged CDOs		2.45	72,733		1.71	10,304

Whole loan financing facilities	804,745	2.02	12,194	781,211	2.01	11,794
Senior notes	251,194	8.34	15,709	98,224	8.51	6,270

	20,842,917	2.80	437,626	12,183,437	2.68	244,589

Net Interest Earning-Assets and Spread	$1,486,619	1.10%	$215,725	$1,129,677	1.44%	$166,670

Yield on Net Interest-Earning Assets (2)		1.29%			1.67%

(1)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $18.6 billion and $9.6 billion as of September 30, 2004 and 2003, respectively, and Cap Agreements with notional balances of $1.3 billion and $1.5 billion as of September 30, 2004 and 2003, respectively.

(2)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates, changes in volume and the combination of changes in interest rates and volume (in thousands):

	Nine Months ended September 30,
	2004 versus 2003
	Rate	Volume	Total
Interest Income:
ARM assets	$(23,604)	$266,074	$242,470
Cash and cash equivalents	(431)	53	(378)

	(24,035)	266,127	242,092

Interest Expense:
Reverse repurchase agreements and asset-backed commercial paper	7,226	113,543	120,769
CDOs	4,502	57,927	62,429
Whole loan financing facilities	43	357	400
Senior notes	(127)	9,566	9,439

	11,644	181,393	193,037

Net interest income	$(35,679)	$84,734	$49,055

As presented in the table above, net interest income increased by $49.1 million. This increase in net interest income is composed of a favorable volume variance, partially offset by an unfavorable rate variance. The increased average size of our portfolio during the first nine months of 2004 compared to the same period of 2003 increased net interest income in the amount of $84.7 million. The average balance of our interest-earning assets was $22.3 billion during the nine months ended September 30, 2004, compared to $13.3 billion during the same period of 2003 — an increase of 67.7%. As a result of the yield on our interest-earning assets decreasing to 3.90% during the first nine months of 2004 from 4.12% during the same period of 2003, a decrease of 22 basis points, and our cost of funds increasing to 2.80% from 2.68% during the same time period, an increase of 12 basis points, there was a net unfavorable rate variance of $35.7 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $24.0 million and an unfavorable rate variance on borrowings in the amount of $11.6 million.

For the nine months ended September 30, 2004, our ratio of operating expenses to average assets was 0.33%, compared to 0.44% for the same period in 2003. Our average assets increased from $13.3 billion in the first nine months of 2003 to $22.4 in the first nine months of 2004 while our operating expenses increased from $43.9 million for the nine months ended September 30, 2003 to $56.3 million for the nine months ended September 30, 2004. The most significant single increase to our expenses was the $5.1 million increase in the performance-based fee that the Manager earned during the first nine months of 2004 as a result of our achieving a return on shareholders’ equity in excess of the threshold as defined in the Management Agreement with the Manager. Our return on equity prior to the effect of the performance-based fee was 18.03%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.30%. Our other expenses increased by approximately $7.3 million from the first nine months of 2003 to the same period of 2004, primarily due to increased base management fees, expenses of TMHL’s operations and expenses associated with our DERs and PSRs. The base management fee paid to the Manager increased by $3.5 million, TMHL’s operations increased by $3.2 million, and our DERs and PSRs expense increased by $637.6 thousand.

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

The table below presents an approximation of the sensitivity of the market value of our portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 basis point (“bp”) shift in interest rates expressed in years–a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2004. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 bps higher than those implied by market rates as of September 30, 2004.

The use of Hybrid ARM Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rates of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Net Portfolio Duration
September 30, 2004

	Base Case		Parallel +100 bps		Parallel +200 bps		Parallel +300 bps
Assets:
Traditional ARMs	0.32	Years	0.41	Years	0.64	Years	0.86	Years
Hybrid ARMs	2.05		2.52		2.88		3.09

Total ARM assets	1.82		2.23		2.58		2.79

Borrowings and hedges	(1.64)		(1.78)		(1.89)		(1.96)

Net portfolio duration	0.22	Years	0.38	Years	0.52	Years	0.60	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.0, 5.1 and 2.7 years respectively.

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

At September 30, 2004, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 basis point rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was (0.6)%, (1.0)% and (3.2)%, respectively, of projected net income for the twelve months ended September 30, 2005. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies as discussed below. First, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing dates of the borrowings may be shorter time periods than that of the ARM assets. Second, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At September 30, 2004, 10.7% of our total ARM assets were Traditional ARM assets subject to periodic caps. Third, our ARM assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARM assets). We estimate the duration of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the net duration, which is the duration of borrowed funds and Hybrid ARM Hedging Instruments minus the duration of Hybrid ARM assets, is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the ones paying off. In contrast, during an increasing interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance a higher amount of Hybrid ARM assets than originally anticipated at a time when interest rates may be higher, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share ,a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of taxable income per common share to earnings per share (basic) follows:

Reconciliation of Taxable Income Per Share to Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Taxable income per share	$0.74	$0.69	$2.24	$2.06
Additions:
Hedging instruments, net	0.01	0.02	0.12	0.03
Gain (loss) on purchase loan commitments	—	0.03	(0.12)	0.03
Payments under long-term incentive plan	—	0.01	0.01	0.02
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	—	—	0.01
Deductions:
Provision for credit losses, net	—	(0.02)	(0.01)	0.01
Long-term incentive plan expense	(0.02)	(0.04)	(0.07)	(0.12)
Issuance of CDOs	—	—	(0.03)	—
Taxable REIT subsidiary income	(0.04)	—	(0.05)	—

Earnings per share (basic)	$0.69	$0.69	$2.09	$2.04

Our 2003 tax return reported undistributed taxable income of $19.0 million, as of December 31, 2003, which was distributed as part of our first quarter 2004 dividend on May 17, 2004. We estimate that our undistributed taxable income as of September 30, 2004, after deducting the third quarter dividend declared on October 19, 2004, was $32.0 million.

Other Matters

The Internal Revenue Code of 1986, as amended (the “Code”) requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of September 30, 2004, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, as of September 30, 2004, we believe that we continued to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 2004, we calculated that we were in compliance with this requirement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, during the quarter ended September 30, 2004, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At September 30, 2004, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC. (Registrant)
Dated: November 8, 2004	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2004	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer (authorized officer of registrant)

Dated: November 8, 2004	/s/ Richard P. Story
Richard P. Story
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.