Form 10-K
period 2004-12-31
THORNBURG MORTGAGE INC
filed 2005-03-02
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	85-0404134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Washington Avenue, Suite 302 Santa Fe, New Mexico	87501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 989-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($.01 par value)	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

At June 30, 2004, the aggregate market value of the voting stock held by non-affiliates was $2,195,401,405, based on the closing price of the Common Stock on the New York Stock Exchange.

Number of shares of Common Stock outstanding at February 23, 2005: 93,357,030

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 19, 2005, are incorporated by reference into Part III.

THORNBURG MORTGAGE, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

In this annual report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the annual report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Item 1. BUSINESS

GENERAL

We are a single-family residential mortgage lender that originates, acquires and retains investments in adjustable and variable rate mortgage (“ARM”) assets, thereby providing capital to the single-family residential housing market. Our ARM assets consist of ARM securities and ARM loans and are comprised of Traditional ARM assets and Hybrid ARM assets. ARM securities represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM loans are either loans that we have securitized from our own origination or loan acquisition activities, loans that we use as collateral to support the issuance of long-term collateralized debt obligations (“CDOs”) or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, asset-backed commercial paper (“Asset-backed CP”), whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe our exposure to changes in interest rates is minimal since the assets we hold are primarily ARM assets and we generally match the Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio of at least 8% and we typically operate with a 9 to 10% Adjusted Equity-to-Assets Ratio. See “Capital Utilization and Leverage” on page 33 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio since we began acquiring loans in 1997. We believe our low cost operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and are managed under the Management Agreement with Thornburg Mortgage Advisory Corporation, which manages our operations, subject to the supervision of the Board of Directors. See “Employees – The Management Agreement.”

Our Internet website address is www.thornburgmortgage.com. We make available free of charge, through our Internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You may also find the Code of Conduct, the Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of the Board of Directors at our website under the “Investors – Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501, or by phoning us at (505) 989-1900.

CORPORATE GOVERNANCE

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•

The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on a quarterly basis, 2) reviews the budget and five-year strategic plan annually and 3) performs an annual review of the Manager’s performance and implementation of our strategic plan.

•

We have a Code of Conduct and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships.

•

We have an Insider Trading Policy that prohibits any of the directors, officers or employees of the Company or the Manager from buying or selling Common Stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•

We are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing common equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed. See “Employees – The Management Agreement.”

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 47.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 170 approved correspondents, and we originate ARM loans direct to consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of Ginnie Mae, Fannie Mae or Freddie Mac securities, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, CMOs, “A quality” ARM loans that we intend to securitize, securities issued by others that are backed by “A quality” loans where we have purchased all of the resulting classes, fixed-rate MBS with an expected Duration of one year or less or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets.

Our ARM assets include investments in Hybrid ARM assets. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 30% of our total assets. (In January 2005, the Board of Directors increased this percentage from 20%.) We use Hybrid ARM Hedging Instruments as hedges to fix, or cap, the interest rates on the short-term borrowings and CDOs financing our Hybrid ARM assets. We have a policy that requires us to maintain a Hybrid ARM portfolio Net Duration of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our Hybrid ARM portfolio. By maintaining a Net Duration of less than one year, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

We believe that our status as a mortgage REIT makes an investment in our equity securities attractive for tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and IRAs. We do not invest in REMIC residuals or other CMO residuals that would result in the creation of excess inclusion income or unrelated business taxable income.

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” mortgage loans through our wholly-owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”) from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through financial intermediaries or directly to consumers via the Internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter.

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

We acquire and originate ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for CDOs. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement. We issue securities through securities underwriters and either retain these securities and finance them in the repurchase agreement market or the Asset-backed CP market, or finance them through the issuance of CDOs in the capital markets. Our investment policy limits the amount we may retain of these below Investment Grade subordinate certificates, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

We believe acquiring or originating ARM loans and then securitizing them benefits us by providing: (i) greater control over the quality and types of ARM assets acquired; (ii) the ability to acquire ARM assets at lower prices, so that the amount of the premium to be amortized will be reduced in the event of prepayment; (iii) additional sources of new whole-pool ARM assets; and (iv) generally higher yielding investments in our portfolio.

We offer a loan modification program on all loans we originate or service. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During 2004, we modified 709 loans with balances totaling $403.6 million. At December 31, 2004, the pipeline of loans to be modified totaled $67.9 million.

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

Prior to purchase, we review all of the loans generated by our correspondents to ensure product quality and compliance with our underwriting guidelines. We perform a full underwriting review of each loan file, including all credit and appraisal information.

Direct Retail Loan Origination

In the direct retail channel, we capitalize on our competitive advantages including our portfolio lending capability, cost-efficient operation, strategic partnerships, and available technology, to offer prospective borrowers attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. We originate mortgage loans through TMHL, which is authorized to originate loans in all fifty states and the District of Columbia.

Our direct retail lending origination model is built upon strategic partnerships with third-party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We have entered into agreements with two third-party, private label fulfillment vendors for the processing, underwriting and closing of our direct retail loans. Another third-party service provider has staffed a mortgage loan call center for our benefit. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience. These services are provided on a private label basis, meaning that these providers will identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

We use two approaches to originate loans directly with borrowers. We originate loans using a call center, where borrowers can call to inquire about loan products and interest rates, seek advice and counseling regarding qualifying for a loan and the approval process, and complete a mortgage application. The completed mortgage loan application along with a request for additional supporting documentation is then sent to the borrower for signature. Our loan processors, or their third-party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing.

We also offer mortgages on-line utilizing third-party, private label, web-based origination systems. Prospective borrowers are able to look up mortgage loan product and interest rate information through our website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and begin the process of obtaining pre-approval of their loan. Once a mortgage loan application has been submitted, one of our representatives will assist the borrower in completing the loan process.

Bulk Loan Acquisitions

Third-party mortgage originators or aggregators sell us pools of single-family residential Traditional ARM and Hybrid ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller’s loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We generally only consider the purchase of loans when the borrowers have had their income and assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party then perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loan package, we may not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria that we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan either meets the seller’s pre-approved underwriting standards and other requirements or is underwritten to our standards. A seller who breaches such representations and warranties in making a loan that we purchase may be obligated to repurchase the loan. As added security, we use the services of a third-party document custodian to insure the quality and accuracy of all individual mortgage loan closing documents and to hold the documents in safekeeping. As a result, all of the original individual loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Mortgage Loan Servicing

We obtain the servicing rights on a majority of the loans we acquire through the correspondent loan acquisition programs, with the intention of providing borrowers with ongoing high quality customer service, as well as loan modification and refinance opportunities. We also retain the servicing rights on loans originated through the direct retail channel. These efforts are designed to lower prepayment rates on the portfolio through customer retention. We contract with a third-party subservicer to service our loans on a private label basis. This third-party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, loan modification processing, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We actively monitor and manage the activities of our subservicer, and pay fees for this service based on a fixed fee schedule per mortgage loan. We also advance funds to the subservicer as needed when there is a shortfall in the escrow activity.

Underwriting Guidelines

Our underwriting guidelines are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. A credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2004, our borrowers had an average FICO score of 736. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, good credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

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

Loan Quality Control

We employ a number of pre- and post-funding measures to ensure the quality of our loans. In addition to our pre-funding review of all correspondent loans and oversight of our retail lending third-party providers, we utilize a third-party provider to conduct pre-funding fraud checks on 15%-20% of retail and correspondent loans prior to funding. These checks validate loan application data via relational databases and logic to identify potentially fraudulent data.

Post-funding, we contract with a third-party provider to review a 10%-15% sample of all our retail and correspondent loans, generally within one month of funding. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation from borrower employment to appraisal. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and summary reports are prepared for management and the Board of Directors.

Financing Strategies

We finance our ARM assets using equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a balanced funding mix including Asset-backed CP, CDOs and reverse repurchase agreements.

Reverse repurchase agreements involve a simultaneous sale of pledged assets to a lender at an agreed-upon price in return for the lender’s agreement to resell the same assets back to us at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM assets declines for other reasons. We have established lines of credit and collateralized financing agreements with 23 different financial institutions.

We enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from two to eighteen months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

On June 30, 2004, we established a new $5 billion Asset-backed CP facility, which provides us with an alternative way to finance our high quality ARM securities portfolio. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have diversified our funding sources by replacing a portion of our reverse repurchase agreement borrowings with the issuance of Asset-backed CP under terms that are comparable to our existing reverse repurchase agreement funding. As of December 31, 2004, we had $4.9 billion of Asset-backed CP outstanding.

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

We also have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition of whole loans while we are accumulating loans for securitization.

We have issued Senior Notes in the amount of $305 million as an alternative form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are unsecured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt (collectively, long-term capital). We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long term capital position. See further discussion of capital utilization beginning on page 33 and the calculation of our Adjusted Equity-to-Assets Ratio on page 34.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. Additionally, in January 2005, the Board of Directors adopted a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates over expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with a combination of short-term borrowings and Hedging Instruments whose combined Durations approximately match the Durations on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARM assets, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on the borrowings such that the Net Duration is less than one year. A shorter Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of December 31, 2004, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.1 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a Net Duration of approximately 1.7 months, including the effects of prepayments.

We enter into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM loans. The gain (loss) on the Pipeline Hedging Instruments is expected to offset the gain (loss) recorded for the change in fair value of the loan commitments.

We may enter into additional hedging transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may purchase “interest-only” or “principal-only” mortgage derivative assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time to time, futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments to mitigate risk from changing interest rates.

The hedging transactions that we currently use generally are designed to protect our income during periods of changing market interest rates. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk, particularly with respect to hedging against periodic cap risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

Operating Restrictions

The Board of Directors has established our operating and investment policies and strategies and reviews the implementation of these policies and strategies on a quarterly basis. Any revisions in such policies and strategies require the approval of the Board of Directors, including a majority of the independent directors. In general, the Board of Directors has the power to modify or alter such policies without the consent of our shareholders.

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

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our ability to borrow funds to acquire additional assets would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests.” Under current interpretation of the staff of the SEC, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. We closely monitor our compliance with this requirement and we intend to maintain our exempt status. We have been able to maintain our exemption so far through the purchase of whole pool Agency Securities and privately issued ARM securities and loans that qualify for the exemption. See “Portfolio of Mortgage Assets - ARM Securities - Privately Issued ARM Securities.”

PORTFOLIO OF MORTGAGE ASSETS

We have invested in the following types of ARM assets in accordance with the operating policies established by the Board of Directors and described in “Business - Operating Policies and Strategies - Operating Restrictions.”

ARM Securities

Our investments in ARM securities are concentrated in High Quality ARM securities. These securities are issued and guaranteed by Fannie Mae or Freddie Mac, or are privately issued ARM securities that generally have some form of third-party credit enhancement and meet our High Quality credit criteria. See “Business — Operating Policies and Strategies – Portfolio Strategies.” The High Quality ARM securities that we acquire represent interests in ARM loans that are secured primarily by first liens on single-family (one-to-four unit) residential properties, although we may also acquire ARM securities secured by liens on other types of real estate-related properties.

ARM Loans

All of our ARM Loans are either Traditional ARM loans or Hybrid ARM loans. Securitized ARM loans are loans that we have originated or acquired and securitized after March 31, 2001 in which we retain 100% of the beneficial ownership interests. ARM loans collateralizing CDOs are also loans we have securitized that provide credit support for AAA or AA certificates issued to third-party investors in our CDO structured financing arrangements. ARM loans held for securitization are loans we have acquired or originated that we intend to securitize and retain.

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. We acquire loans that are generally underwritten to “A quality” standards. Our borrowers generally make large down payments and have adequate liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is well valued, appropriate to the neighborhood and located in a stable market. The Traditional ARM and Hybrid ARM loans we have acquired are all first lien mortgages on single-family (one-to-four units) residential properties. Some have additional collateral in the form of pledged financial assets. Pledged financial assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. As a result, the loans we acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values. If a loan has a loan-to-value ratio above 80%, we require private mortgage insurance or additional collateral, providing additional protection to us against credit risk. The average original effective loan-to-value ratio of our loans was 66.3% as of December 31, 2004.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in “Risk Factors” below. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RISK FACTORS

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

ARM yields change as short-term interest rates change.

•	When short-term interest rates are low, the yields on our ARM assets will be low, reducing our return on equity.

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

Book value changes as interest rates change.

•

Increases in interest rates may result in a decline in the fair value of our ARM assets that may not be fully offset by the value of our Hedging Instruments. A decrease in the fair value of our ARM securities may result in a reduction of our book value due to the accounting standards that we are required to follow.

•

The fair value of the Hedging Instruments we use to manage our interest rate risk may decline during periods of declining interest rates and may not be fully offset by increases in the value of our ARM assets, adversely affecting our book value because of the accounting standards that we are required to follow.

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

•

Our calculation of Duration and Net Duration are estimates based on assumptions about the expected behavior of our assets, liabilities and Hedging Instruments that may prove to be empirically incorrect, and our Duration and Net Duration change with every change in interest rates. As a result, our actual exposure to changes in interest rates could be different than that implied by our Duration calculation.

•

The interest rate adjustment or repricing characteristics of our ARM assets and borrowings may not be perfectly matched. Rising interest rates could adversely affect our earnings and dividends if the interest payments that we must make on our borrowings rise faster than the interest income we earn on our ARM assets. Declining interest rates could adversely affect our earnings and dividends if the interest income we receive on our ARM assets declines more quickly than the interest payments that we must make on our borrowings. In general, the interest rates on our borrowings adjust more frequently than the interest rates on our ARM assets.

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

•

The fair value of the Hedging Instruments that we use to manage our interest rate risk may decline during periods of declining interest rates, adversely affecting our book value because of the accounting standards that we are required to follow.

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

•

A decline in interest rates may result in an increase in prepayment of our Hybrid ARM assets, which could cause the amount of our fixed-rate financing to increase relative to the total amount of our Hybrid ARM assets. This may result in a decline in our net spread on Hybrid ARM assets as replacement Hybrid ARM assets may have a lower yield than the assets that are paying off.

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

•

The ability of our borrowers to make timely principal and interest payments could be adversely affected by changes in their personal circumstances, a rise in interest rates, a recession, declining real estate property values or other economic events, resulting in losses to us.

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

•

We rely on third-party providers who specialize in the underwriting, processing, servicing and closing of mortgage loans. We are dependent upon the availability and quality of the performance of such providers and we cannot guarantee that they will successfully perform the services for which we engage them.

•

As a mortgage lender, we are subject to changes in consumer and real estate-related laws and regulations that could subject us to lawsuits or adversely affect our profitability or ability to remain competitive.

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

•

ARM assets may not always be readily available for purchase or origination in the marketplace at attractive yields because their availability is somewhat dependent on the relationship between 30-year fixed-rate mortgage rates and ARM rates.

Our REIT tax status creates certain risks.

•

The requirements to qualify for REIT tax status are complex and technical, and we may not be able to qualify for reasons beyond our control. Even though we have always exceeded all of the requirements for qualifying, a failure to qualify as a REIT could subject our earnings to taxation at regular corporate rates, thereby reducing the amount of money available for distributions to our shareholders and for payment of principal and interest on our borrowings.

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

We are dependent on certain key personnel.

•	The loss of the services of certain officers and key employees of the Manager could have an adverse effect on our operations.

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

•

The Board of Directors establishes all of our operating policies, including our investment, financing and dividend policies. The Board of Directors has the ability and authority to revise or amend those policies without shareholder approval.

Our technology infrastructure and systems are critical to our success.

•

Our ability to originate, acquire and purchase ARM assets and manage the related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Some of these systems are located at our facility and some are maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business.

•

Although we believe we have taken appropriate measures to provide for the security of our systems, our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

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

EMPLOYEES

The Manager provides our management and personnel, subject to the supervision of the Board of Directors and under the terms of the Management Agreement discussed below. To date since the inception of our operations, the Manager has not engaged in any other activities besides the management of our operations although it is permitted to do so under the terms of the Management Agreement. As of December 31, 2004, the Manager had 88 employees, 54 of whom were directly engaged in the activities of TMHL.

The Management Agreement

We amended the Management Agreement with the Manager in July 2004 to provide for a ten-year term, expiring in July 2014. The formulas used to calculate the base management and performance-based incentive fees earned under the Management Agreement were revised such that the fees earned by the Manager are reduced from what they would have been under the previous formulas. The Management Agreement provides for an annual review of the Manager’s performance and the reasonableness of the compensation paid to the Manager by the independent directors of the Board of Directors. If we terminate the Management Agreement other than for cause, we must pay the Manager a minimum fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of Common Stock, we are combined with or acquired by another entity, or we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Board of Directors and has only such functions and authority as we may delegate to it. The Manager is responsible for our operations and performs all such services and activities relating to the management of our assets and operations.

The Manager receives an annual base management fee based on Average Historical Equity, payable monthly in arrears according to the following formula. The previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million. The amended Management Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The previous formula used to calculate the performance-based incentive fee provided that the Manager earned 20% of our annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate plus 1%. The amended Management Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Subject to the limitations set forth below, we pay all our operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of personnel who are performing management services for the Manager and the cost of office space, equipment and other overhead-related expenses required in connection with those personnel providing management services for the Manager. The expenses that we are required to pay include costs incident to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of operating personnel, marketing expenses, regular legal and auditing fees and expenses, the fees and expenses of our directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of our custodian and the Agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico gross receipts tax liability.

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

We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our shareholders. We do not reasonably expect that the value of such taxable subsidiaries, in the aggregate, will ever exceed 20% of our assets.

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

Distributions

We must distribute to our shareholders on a pro rata basis each year an amount equal to at least (i) 85% of our taxable income by the end of each calendar year and 90% of our taxable income by the time we file our tax return, before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any “excess noncash income”. We intend to make distributions to our shareholders in sufficient amounts to meet the distribution requirement.

The Service has ruled that if a REIT’s dividend reinvestment plan allows shareholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 90% distribution test. We believe that the DRSPP complies with this ruling.

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

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of Common Stock. This summary is not intended to be a substitute for prudent tax planning and each of our shareholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Taxation of the Company

In each year that we qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our shareholders. We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax after that date.

Item 2. PROPERTIES

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. Our subsidiaries have their principal offices in Santa Fe, New Mexico, which are leased from the Manager.

Item 3. LEGAL PROCEEDINGS

At December 31, 2004, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 23, 2005, we had 93,357,030 shares of Common Stock outstanding, held by 6,043 holders of record and approximately 128,308 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of the Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2004
Fourth Quarter ended December 31, 2004	$30.24	$27.70	$28.96	$0.68	(1)
Third Quarter ended September 30, 2004	30.10	26.34	29.01	0.67
Second Quarter ended June 30, 2004	31.28	22.60	26.95	0.66
First Quarter ended March 31, 2004	31.10	26.60	31.10	0.65

2003
Fourth Quarter ended December 31, 2003	$27.83	$25.36	$27.20	$0.64	(2)
Third Quarter ended September 30, 2003	27.96	21.61	25.33	0.63
Second Quarter ended June 30, 2003	26.89	20.50	24.70	0.62
First Quarter ended March 31, 2003	20.99	19.40	20.63	0.60

(1)	The 2004 fourth quarter dividend was declared in December 2004 and paid in January 2005.
(2)	The 2003 fourth quarter dividend was declared in December 2003 and paid in January 2004.

In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our taxable income each year (subject to certain adjustments) is distributed to our shareholders. All of the distributions that we make will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the Board of Directors deems relevant.

Dividend Reinvestment and Stock Purchase Plan

The DRSPP allows shareholders of Common Stock to have their dividends reinvested in additional shares of Common Stock. The Common Stock to be acquired under the DRSPP may be purchased from us at a discount from the then prevailing market price, or in the open market or in privately negotiated transactions, at our sole discretion. Shareholders and non-shareholders may also make additional monthly cash purchases of Common Stock, subject to a minimum of $100 per month ($500 minimum initial investment for new investors) and a maximum of $10,000 per month for each optional cash purchase, although we may waive the limitation on the maximum amount upon request, at our sole discretion. The Agent is the trustee and administrator of the DRSPP. Shareholders who own stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRSPP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder’s name and deliver a completed enrollment form to the Agent. Additional information about the DRSPP (including a prospectus) and forms are available from the Agent or us.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Operations Statement Highlights
(dollar amounts in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000
Net interest income	$294,268	$233,953	$157,929	$78,765	$36,630
Net income	$232,564	$176,504	$120,016	$58,460	$29,165
EPS (basic)	$2.80	$2.73	$2.60	$2.09	$1.05
EPS (diluted)	$2.80	$2.71	$2.59	$2.09	$1.05
Average common shares - basic	83,001	63,485	43,590	24,754	21,506
Average common shares - diluted	83,001	65,217	46,350	24,803	21,519
Taxable income per common share (1)	$2.94	$2.81	$2.64	$2.13	$1.07
Dividends declared per common share (2)	$2.66	$2.49	$2.285	$1.75	$0.96
Yield on ARM assets	3.95%	4.05%	4.63%	5.09%	7.06%
Portfolio Margin	1.25%	1.61%	1.88%	1.67%	0.86%
Return on Equity	15.55%	17.31%	17.66%	16.69%	9.87%
Noninterest expense to average assets	0.32%	0.42%	0.45%	0.38%	0.16%

Balance Sheet Highlights
(dollar amounts in thousands, except per share data)	As of December 31,
	2004	2003	2002	2001	2000
ARM assets	$28,743,061	$18,852,166	$10,335,213	$5,732,145	$4,139,461
Total assets	$29,189,618	$19,118,799	$10,512,932	$5,803,648	$4,190,167
Reverse repurchase agreements	$14,248,939	$13,926,858	$8,568,260	$4,738,827	$2,961,617
Asset-backed CP	$4,905,000	$—	$—	$—	$—
CDOs	$6,623,641	$3,114,047	$255,415	$432,581	$603,910
Senior Notes	$304,173	$251,080	$—	$—	$—
Shareholders’ equity	$1,789,184	$1,239,104	$833,042	$532,658	$317,538
Historical book value per common share (1)	$20.46	$18.68	$16.54	$15.12	$15.30
Book value per common share	$19.47	$16.75	$14.54	$14.02	$11.67
Number of common shares outstanding	91,904	73,985	52,763	33,305	21,572

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 20.
(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS (basic) follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
REIT taxable income per share	$2.93	$2.81	$2.67	$2.13	$1.00
Additions:
Hedging Instruments, net	0.12	0.04	—	—	—
Payments under long-term incentive plan	0.01	0.02	—	—	—
Actual credit losses on ARM securities	—	—	0.01	0.01	0.04
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	—	0.02	—	—
Other	0.01	—	—	(0.01)	0.07

Deductions:
(Loss) gain on purchase loan commitments	(0.12)	0.04	—	—	—
Provision for credit losses, net	(0.02)	(0.01)	—	(0.03)	(0.05)
Long-term incentive plan expense	(0.08)	(0.16)	(0.10)	(0.01)	(0.01)
Issuance of CDOs	(0.02)	(0.01)	—	—	—
Taxable REIT subsidiary income	(0.03)	—	—	—	—

GAAP EPS (basic)	$2.80	$2.73	$2.60	$2.09	$1.05

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

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,
	2004	2003	2002	2001	2000
Historical book value per share	$20.46	$18.68	$16.54	$15.12	$15.30
Unrealized gains (losses) on ARM securities	(1.93)	(0.58)	0.84	(0.26)	(3.64)
Unrealized gains (losses) on Hedging Instruments	0.94	(1.35)	(2.84)	(0.84)	—

GAAP book value per share	$19.47	$16.75	$14.54	$14.02	$11.66

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM assets for our portfolio and manage them to achieve earnings and dividend stability as our primary objective and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary growth strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise new equity capital at a premium to book value in order to grow our assets and book value over time; and (iii) to better use our existing capital base by pursuing non-recourse funding sources, relying less on reverse repurchase agreements and more on CDOs to finance our balance sheet.

Growth Strategies

Our goal remains to increase the percentage of our annual portfolio acquisitions coming from originations, given the higher margin potential of those assets. While the MBA projects a 25% decline in industry-wide originations in 2004 versus 2003, we ended 2004 having originated $4.3 billion in ARM loans, exceeding our 2004 mortgage origination target by 16% and our 2003 originations by 8%. We attribute our success to a growing network of financial intermediaries, particularly our correspondent lending partners, the increasing potential of our financial planner initiative and strong service levels resulting in referrals from satisfied customers. As a result of these ARM loan originations and acquisitions, as of December 31, 2004, we owned $10.1 billion of ARM Loans which amounted to 35% of our ARM assets. The outlook for our loan origination business in 2005 remains positive. Although the MBA is currently projecting an 11% decline in total mortgage originations in 2005, our goal is to originate $4.2 billion in mortgage loans in 2005, just 2% below 2004 originations. However, the Federal Reserve Board is expected to continue raising short-term interest rates at a measured pace, which is having the effect of flattening the yield curve, making shorter reset ARM assets less attractive relative to ARM and fixed-rate loans with longer fixed-rate periods. The MBA currently projects that ARMs will account for 37% of the $2.5 trillion in mortgages anticipated to be originated in 2005; however their projection could be optimistic depending on the relationship between long term and short term interest rates. We are confident, based on the strength of our unique marketing platform, competitive cost structure, diverse product menu, concierge-level service and increasing brand recognition, that we can grow our share of this ARM market.

Our ability to raise new equity capital at a premium to book value resulted in improvement in book value, asset acquisition activity and earnings growth during the year. We raised $495.8 million of new equity capital during the year by issuing 17.9 million common shares at an average net price of $27.67 per share. Primarily as a result of raising this new common equity and a reduction in our accumulated other comprehensive income as a percentage of equity, our book value per common share rose 16% from $16.75 per share at December 31, 2003 to $19.47 per share at December 31, 2004. Our assets grew 53% from $19.1 billion at December 31, 2003 to $29.2 billion at December 31, 2004, and our net earnings increased 3% from $2.71 per share for 2003 to $2.80 per share for 2004.

In December 2004, we also completed our fourth CDO financing of the year. In this transaction, $1.1 billion of ARM loans were permanently financed through the issuance of CDOs. Because CDOs only require approximately 2% of equity capital to support the transactions, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional ARM assets. As of December 31, 2004, we had $6.6 billion of CDO financing outstanding, thereby freeing up approximately $475 million of equity capital. This freed-up capital allowed us to acquire approximately $3.3 billion of additional ARM assets for our portfolio.

Funding Diversification

Another long-term objective is to achieve a balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At December 31, 2004, reverse repurchase agreements only accounted for 54% of our borrowings, while CDOs grew to 25% and our Asset-backed CP facility accounted for 19%. Given the success of the Asset-backed CP facility established in June 2004, we are now working towards increasing the size of the facility from $5 billion to $10 billion. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the quarters to come.

Exceptional Credit Quality and Securitization

We acquire excellent credit quality ARM assets and originate and securitize “A quality” ARM loans. These strategies create significant portfolio liquidity and allow us to readily finance our portfolio. As of December 31, 2004, 97.5% of our ARM asset portfolio was High Quality, compared to 97.3% at September 30, 2004. Many of our High Quality ARM assets consist of ARM loans that we have either securitized for our own portfolio or that collateralize our CDO financings. We retain the risk of potential credit losses on these loans. We did not experience any credit losses on ARM Loans during the fourth quarter of 2004 and have only experienced $174,000 in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, property appraisal methods and policies and prudent management of our delinquent loan portfolio, we also recognize that our ARM Loan portfolio was, on average, only approximately 17 months old at December 31, 2004. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss reserve of $9.4 million as of December 31, 2004 based on management’s expectations given industry loss experience on similar loans.

Interest Rate Risk Management

We pursue a matched funding strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We hedge our financing cost such that we maintain a Net Duration of less than one year. The lower the Duration gap, the less impact interest rate changes should have on earnings. As of December 31, 2004, we had $24.6 billion of Hybrid ARM assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $19.6 billion and delayed Swap Agreements with notional balances totaling $1.4 billion that become effective in the first quarter of 2005. These delayed Swap Agreements have been entered into to hedge the financing of our ARM asset purchase commitments at December 31, 2004. Additionally, at December 31, 2004, we had Cap Agreements with a notional balance of $1.3 billion. These Cap Agreements do not receive any payments unless one-month LIBOR rises above a range of 3.25% to 11.50%, and on average 5.14%. As of December 31, 2004, we measured the Net Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 1.7 months while the financing and hedging of all of our ARM assets also resulted in a Net Duration of approximately 1.7 months.

We continue to employ a Duration matching funding strategy as we acquire Hybrid ARM assets in order to ensure stable earnings during periods of rising interest rates. As we acquire ARM assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties on our ARM assets, there is no sure way to “lock-in” a spread between the yield on our ARM assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 44.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During 2004, our operating expenses as a percent of average assets were 0.32%, compared to 0.42% for 2003. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other sources. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers in the name of Thornburg Mortgage. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with GAAP, which requires the use of estimates and assumptions. In accordance with SEC guidance, those material accounting policies and estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

•

Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets or at each reporting period.

•

Fair Value. We record our ARM securities, commitments to purchase ARM loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our ARM securities and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of an ARM security, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular ARM security, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security we receive from the issuer and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•

Impairment of ARM securities and Basis Adjustments on ARM securities. ARM securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our ARM securities are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the ARM security’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the unrealized losses on ARM securities of $197.2 million at December 31, 2004 are not reflective of credit deterioration and because we have the ability and intent to hold the ARM securities until recovery, the losses are not other-than-temporary impairments.

Basis adjustments are a designated component of the purchase discount on our ARM securities. Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. We review ARM securities periodically for impairment and record or adjust basis adjustments accordingly. Basis adjustments are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security under the effective yield method.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves using different assumptions (in thousands):

Changed Assumption	Increase (Decrease) in Loan Loss Reserves
Default assumption increased by 10%	$1,463
Default assumption decreased by 10%	$(1,465)
Loss severity assumption increased by 5%	$1,763
Loss severity assumption decreased by 5%	$(1,763)

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

Recently Adopted Accounting Pronouncements

On March 9, 2004, the SEC released SAB 105, “Application of Accounting Principles to Loan Commitments,” providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Our method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because we acquire loans generally underwritten to “A quality” standards, we do not expect the adoption of SOP 03-3 to have a material effect on our financial condition, results of operations, or liquidity.

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in our Form 10-K Annual Report for the year ended December 31, 2004 as required by the EITF.

In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R).

Financial Condition

Asset Quality

At December 31, 2004, we held total assets of $29.2 billion, $28.7 billion of which consisted of ARM assets. That compares to $19.1 billion in total assets and $18.9 billion of ARM assets at December 31, 2003. Since commencing operations, we have purchased either ARM securities (Agency Securities or privately-issued MBS) or ARM loans generally originated to “A quality” underwriting standards. At December 31, 2004, 97.3% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following table presents a schedule of ARM assets owned at December 31, 2004 and December 31, 2003 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies, ARM loans collateralizing debt obligations that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	December 31, 2004
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,720,307	14.6%	$1,523		0.0%	$2,721,830		9.5%
Non-Agency ARM Assets:
AAA/Aaa Rating	15,659,634	83.9	9,319,573		92.4	24,979,207		86.9
AA/Aa Rating	172,234	1.0	144,795		1.4	317,029		1.1

Total Non-Agency ARM Assets	15,831,868	84.9	9,464,368		93.8	25,296,236		88.0

Total High Quality	18,552,175	99.5	9,465,891		93.8	28,018,066		97.5

Other Investments
Non-Agency ARM Assets:
A Rating	48,854	0.3	81,172		0.8	130,026		0.4
BBB/Baa Rating	26,920	0.1	20,450		0.2	47,370		0.2
BB/Ba Rating and Below	28,096	0.1	62,466	(1)	0.5	90,562	(1)	0.3
ARM loans pending securitization	—	0.0	466,471		4.7	466,471		1.6

Total Other Investments	103,870	0.5	630,559		6.2	734,429		2.5

Loan Loss Reserves	—	0.0	(9,434)		(0.0)	(9,434)		(0.0)

Total ARM Portfolio	$18,656,045	100.0%	$10,087,016		100.0%	$28,743,061		100.0%

(1)

As of December 31, 2004, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through overcollateralization in the amount of $51.0 million, which is included in the BB/Ba Rating and below category.

	December 31, 2003
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,321,013	20.1%	$2,961		0.0%	$2,323,974		12.3%
Non-Agency Issued ARM Assets:
AAA/Aaa Rating	8,809,567	76.5	6,588,471		89.9	15,398,038		81.7
AA/Aa Rating	321,108	2.8	115,076		1.5	436,184		2.3

Total Non-Agency ARM Assets	9,130,675	79.3	6,703,547		91.4	15,834,222		84.0

Total High Quality	11,451,688	99.4	6,706,508		91.4	18,158,196		96.3

Other Investments
Non-Agency ARM Assets:
A Rating	46,287	0.4	64,795		0.9	111,082		0.6
BBB/Baa Rating	14,577	0.1	29,210		0.4	43,787		0.2
BB/Ba Rating and Below	8,189	0.1	41,657	(2)	0.6	49,846	(2)	0.3
ARM loans pending securitization	—	0.0	497,248		6.8	497,248		2.6

Total Other Investments	69,053	0.6	632,910		8.7	701,963		3.7

Loan Loss Reserves	—	0.0	(7,993)		(0.1)	(7,993)		(0.0)

Total ARM Portfolio	$11,520,741	100.0%	$7,331,425		100.0%	$18,852,166		100.0%

(2)

As of December 31, 2003, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through overcollateralization in the amount of $24.1 million, which is included in the BB/Ba Rating and below category.

As of December 31, 2004, 8 of the 21,694 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $7.7 million. At December 31, 2004, we had two real estate-owned properties totaling approximately $268,000 that we acquired as a result of foreclosure procedures. We believe that our current level of loan loss reserves is adequate to cover estimated losses from these loans as well as losses inherent in the ARM loan portfolio at December 31, 2004.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM loan portfolio as of December 31, 2004. This information pertains to loans held for securitization, loans held as collateral for CDOs and loans securitized for our own portfolio for which we retained credit loss exposure. The combined amount of the loans included in this information is $10.1 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$474,932	$12,500,000	$17,650
Unpaid principal balance	$463,447	$12,500,000	$1,976
Coupon rate on loans	4.47%	9.13%	2.10%
Pass-through rate	4.37%	8.60%	2.08%
Pass-through margin	1.93%	4.73%	0.23%
Lifetime cap	10.39%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	342	478	18

Geographic distribution (top 5 states):
California	26.4%
Georgia	10.0
Florida	8.2
New York	7.6
Colorado	7.5

Occupancy status:
Owner occupied	78.9%
Second home	14.4
Investor	6.7

Documentation type:
Full/alternative	92.7%
Stated income/no ratio	7.3

Loan purpose:
Purchase	44.3%
Cash out refinance	28.4
Rate & term refinance	27.3

Original effective loan-to-value:
80.01% and over (1)	2.2%
70.01%-80.00%	45.3
60.01%-70.00%	24.5
50.01%-60.00%	12.4
50.00% or less	15.6

Weighted average effective original loan-to-value:	66.3%

Property type:
Single-family	84.0%
Condominium	13.7
Other residential	2.3

ARM Loan type:
Traditional ARM loans	32.9%
Hybrid ARM loans	67.1

ARM interest rate caps:
Initial cap on Hybrid ARM loans:
3.00% or less	1.1%
3.01%-4.00%	14.3
4.01%-5.00%	40.4
5.01%-6.00%	11.2

Periodic cap on Traditional ARM loans:
None	12.9%
1.00% or less	12.4
Over 1.00%	7.7

Percent of interest-only loan balances	89.1%

Weighted average length of interest-only period	8.1	years

FICO scores:
801 and over	2.7%
751 to 800	42.7
701 to 750	33.5
651 to 700	18.2
650 or less	2.9

Weighted average FICO score:	736

(1)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance. This ratio includes the effect of pledged assets, but not the impact of mortgage insurance.

As of December 31, 2004 and 2003, we serviced $7.2 billion and $4.7 billion of our loans, respectively, and had 15,598 and 10,223 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM securities or loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Mortgage Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	December 31, 2004		December 31, 2003
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM assets:
Index:
One-month LIBOR	$1,020,954	3.6%	$598,989	3.2%
Six-month LIBOR	1,752,298	6.1	1,214,075	6.4
One-year LIBOR	704,844	2.4	563,419	3.0
One-year Constant Maturity Treasury	548,269	1.9	1,079,970	5.7
Other	157,361	0.5	124,440	0.7

	4,183,726	14.5	3,580,893	19.0

Hybrid ARM assets:
Remaining fixed period:
3 years or less	4,947,963	17.2	2,052,265	10.9
Over 3 years – 5 years	14,824,132	51.6	10,639,463	56.4
Over 5 years	4,796,674	16.7	2,587,538	13.7

	24,568,769	85.5	15,279,266	81.0

Loan Loss Reserves	(9,434)	(0.0)	(7,993)	(0.0)

	$28,743,061	100.0%	$18,852,166	100.0%

The ARM portfolio had a weighted average coupon of 4.47% at December 31, 2004. This consisted of a weighted average coupon of 4.52% on the Hybrid ARM assets and a weighted average coupon of 3.74% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.52%, based upon the composition of the portfolio and the applicable indices at December 31, 2004. Additionally, if the non-hybrid portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 4.45%, also based upon the composition of the portfolio and the applicable indices at that time.

As of December 31, 2003, the ARM portfolio had a weighted average coupon of 4.31%. This consisted of a weighted average coupon of 4.35% on the Hybrid ARM assets and a weighted average coupon of 3.77% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.28%, based upon the composition of the portfolio and the applicable indices at December 31, 2003. Additionally, if the non-hybrid portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 3.26%, based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 2004, the yield of the ARM portfolio was 4.13%, compared to 4.04% as of December 31, 2003. The increase in the yield of 9 basis points as of December 31, 2004, compared to December 31, 2003, is primarily due to the increased weighted average interest rate coupon discussed above partially offset by a higher level of net premium amortization.

Interest Rate Risk Management

Our ARM portfolio had a weighted average term to the next repricing date of 3.7 years as of December 31, 2004, compared to 3.7 years as of December 31, 2003. The Traditional ARM assets had a weighted average term to the next repricing date of 93 days and the Hybrid ARM assets had a weighted average term to the next repricing date of 4.4 years at December 31, 2004. As of December 31, 2004, the Hybrid ARM assets comprised 85.5% of the ARM portfolio or $24.6 billion, compared to 81.0% as of December 31, 2003. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with a Duration approximately matching the Duration on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM assets have interest rates that adjust within one year. However, our Hybrid ARM assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Duration is less than one year. By maintaining a Net Duration of less than one year, which is our maximum Duration policy limit, the combined price change of our Hybrid ARM assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2004, the Net Duration applicable to our Hybrid ARM assets was approximately 1.7 months while the Net Duration applicable to the ARM portfolio was also approximately 1.7 months.

As of December 31, 2004 and 2003, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $19.6 billion and $12.5 billion, respectively. In addition, as of December 31, 2004, we had entered into delayed Swap Agreements with notional balances totaling $1.4 billion that become effective in the first quarter of 2005. We entered into these delayed Swap Agreements to hedge the financing of our ARM asset purchase commitments at December 31, 2004. During 2004, we terminated Swap Agreements with aggregate notional balances of $1.1 billion for a gain of $3.3 million. We terminated these Swap Agreements because it is probable that the original forecasted liabilities they were hedging will not occur. As of December 31, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.9 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.04% and 3.02% at December 31, 2004 and 2003, respectively. As of December 31, 2004, ARM assets with a carrying value of $2.2 million, including accrued interest, collateralized the Swap Agreements. We held cash collateral from Swap Agreement counterparties totaling $17.7 million at December 31, 2004. The net unrealized gain on Swap Agreements at December 31, 2004 of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of December 31, 2004, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net gain of $107.8 million. We estimate that over the next twelve months, $82.3 million of these net unrealized gains will be reclassified from Accumulated other comprehensive income (loss) to interest income.

As of December, 31, 2004 and 2003, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.3 billion and $1.6 billion, respectively. We also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at December 31, 2004 and 2003 was $14.8 million and $25.4 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the unrealized loss on these Cap Agreements of $21.1 million and $6.3 million, respectively, is included in Accumulated other comprehensive income (loss). In the twelve month period following December 31, 2004, $933,000 of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.14%. The Cap Agreements had an average maturity of 3.9 years as of December 31, 2004 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of December 31, 2004 and the balance of these same Hybrid ARM Hedging Instruments as of December 31 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of December 31,
	2004	2005	2006	2007	2008	2009
Swap Agreements:
Balance-guaranteed (1) (3)	$1,915,418	$1,532,334	$1,118,204	$770,316	$318,532	$134,542
Other (2)	17,337,604	11,067,937	5,422,623	1,426,232	822,041	432,480

	19,253,022	12,600,271	6,540,827	2,196,548	1,140,573	567,022

Eurodollar Transactions (2)	393,000	196,000	—	—	—	—
Cap Agreements (1) (3)	1,340,465	1,072,372	835,621	550,141	320,113	70,571

	$20,986,487	$13,868,643	$7,376,448	$2,746,689	$1,460,686	$637,593

(1)

These Swap Agreements and Cap Agreements have been entered into in connection with our CDO transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective CDO transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2014.

(2)

These Hedging Instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2013.

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of December 31, 2004 and as of December 31 for each of the following five years (in thousands):

	As of December 31,
	2004	2005	2006	2007	2008	2009
Swap Agreements	$1,915,418	$1,673,653	$1,253,440	$894,456	$356,496	$161,964
Cap Agreements	1,340,465	1,133,910	1,049,878	715,747	603,918	302,913

	$3,255,883	$2,807,563	$2,303,318	$1,610,203	$960,414	$464,877

Our Traditional ARM assets generally have a maximum lifetime interest rate cap or ceiling, meaning that each Traditional ARM asset contains a contractual maximum interest rate. Since our borrowings are not subject to equivalent interest rate caps, in the past we entered into Cap Agreements that have the effect of offsetting a portion of our borrowing costs above a level specified by the Cap Agreement so that the net margin on our Traditional ARM assets will be protected in high interest rate environments. We have discontinued the policy of specifically hedging the maximum lifetime interest rate cap on Traditional ARM assets because our Duration and liquidity management strategies incorporate these potential life cap risks.

The fair value of the Pipeline Hedging Instruments at December 31, 2004 and 2003 was a net unrealized loss of $2.0 million and $953,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $688.0 million and $283.0 million at December 31, 2004 and 2003, respectively. During the years ended 2004 and 2003, we recognized a $49,000 gain and a $1.4 million loss, respectively, on Pipeline Hedging Instruments, which is reflected in Gain on ARM assets and Hedging Instruments, net in the Consolidated Income Statements and partially offset the $4.9 million loss and $497,000 gain recorded on loan commitments in 2004 and 2003, respectively.

Asset Acquisitions

During the year ended December 31, 2004, we purchased $14.5 billion of ARM securities, 99.6% of which were High Quality assets and purchased or originated $4.4 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM assets acquired during 2004, 92.5% were Hybrid ARM assets and 7.5% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for 2004, 2003 and 2002:

ARM Asset Acquisitions

(Dollar amounts in thousands)

	2004	2003	2002
ARM securities:
Agency Securities	$1,572,602	$953,172	$3,042,122
High Quality, privately issued	12,877,127	9,276,029	3,537,400
Other privately issued	61,994	30,421	—

	14,511,723	10,259,622	6,579,522

ARM loans:
Bulk acquisitions	88,959	1,316,324	562,809
Correspondent originations	3,875,049	3,440,151	1,906,499
Direct retail originations	441,006	564,461	379,785

	4,405,014	5,320,936	2,849,093

Total acquisitions	$18,916,737	$15,580,558	$9,428,615

As of December 31, 2004, we had commitments to purchase $451.9 million of ARM securities and $746.1 million of ARM loans through origination channels.

Securitization Activity

During 2004, we completed four CDO transactions in which we securitized $4.6 billion of our ARM loans into a series of multi-class ARM securities. These transactions allow us to issue floating-rate and fixed-rate CDOs that represent permanent financing and are not subject to margin calls. We did not account for these securitizations as sales because the transactions are secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We retained $110.9 million of securitized classes, of which $86.0 million were Investment Grade and $24.9 million were below Investment Grade, to provide credit support to the securitization. Of the loans that we securitized during 2004, 99.5% of our resulting investment was rated at least Investment Grade and 0.5% of our investment was rated below Investment Grade. In connection with the issuance of these CDOs, we incurred costs of $15.7 million, which were deducted from the proceeds of the transaction and are being amortized over the expected life of the CDOs. All discussions relating to securitizations in this Form 10-K are on a consolidated basis and do not reflect the separate legal ownership of the loans by various legal entities that are our wholly-owned subsidiaries.

Prepayment Experience

The CPR averaged approximately 25% during the full year of 2004 compared to 33% during 2003. For the quarter ended December 31, 2004, our mortgage assets paid down at an approximate average annualized CPR of 22%, compared to 29% for the quarter ended December 31, 2003 and 23% for the quarter ended September 30, 2004. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund our operations and meet commitments on a timely and cost-effective basis. At December 31, 2004, we had unencumbered assets of $1.1 billion, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $712.4 million at December 31, 2003. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

In January 2005, the Board of Directors adopted a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates over expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk.

Sources of Funds

Our primary sources of funds for the year ended December 31, 2004 consisted of reverse repurchase agreements, Asset-backed CP, CDOs and whole loan financing facilities, as well as principal and interest payments from ARM assets. The reverse repurchase agreement market is a $4 trillion market, the Asset-backed CP market is an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on December 31, 2004, had borrowed funds from 14 of these firms. Reverse repurchase agreement borrowings outstanding at December 31, 2004, had a weighted average effective cost of 2.49% and a weighted average remaining term to maturity of 3.6 months. As of December 31, 2004, $13.2 billion of these borrowings were variable rate term reverse repurchase agreements. Because we borrow money under these agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. At December 31, 2004, the fair value of our ARM securities was $177.3 million less than their amortized cost basis and gross unrealized losses totaled $197.2 million. We have determined that the unrealized losses are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As we have the ability and intent to hold the ARM securities until recovery, the losses are not considered to be other than temporary impairments. We had adequate liquidity throughout the year ended December 31, 2004. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future, without needing to sell assets.

On June 30, 2004, we established a new $5 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings. As of December 31, 2004, we had $4.9 billion of Asset-backed CP outstanding with a weighted average interest rate of 2.41% and a weighted average remaining maturity of 16 days.

All of our CDOs are secured by ARM loans. For financial reporting and tax purposes, the ARM loans held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are also recorded as our assets or liabilities. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of December 31, 2004, the following CDOs were outstanding (in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$3,337,365	2.93%
Fixed-rate financing	3,286,276	4.15%

Total	$6,623,641	3.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.3 billion and a weighted average strike price of 5.14% as of December 31, 2004.

As of December 31, 2004, the CDOs were collateralized by ARM loans with a principal balance of $6.7 billion. The debt matures between 2033 and 2044 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

On November 26, 2004, we completed an add-on public offering of $50.0 million of Senior Notes issued at a premium price of 107.15%, which resulted in an effective cost of 6.8%, including the impact of issuance cost. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. At December 31, 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.2 million.

As of December 31, 2004, we had four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities had a total committed borrowing capacity of $1.5 billion and an uncommitted capacity of $500 million at December 31, 2004, and expire between January 2005 and January 2006. We expect to renew these facilities in the ordinary course of business. In January 2005, one of these facilities was renewed as an uncommitted facility bringing our total committed borrowing capacity to $900 million and our uncommitted capacity to $650 million. As of December 31, 2004, we had $285.6 million borrowed against these whole loan financing facilities at an effective cost of 3.36%.

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM assets based on our available equity capital and unsecured debt (collectively, long-term capital). We monitor the relationship between our ARM assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those ARM assets financed with borrowings that are subject to margin calls and our long-term capital position. See the table below for the calculation of this ratio.

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.8 months as of December 31, 2004), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8%, though we typically maintain a ratio of 9% to 10%, against the financing of these ARM assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to fund future margin requirements that might result from changes in the value of our assets or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

We use the Adjusted Equity-to-Assets Ratio as a way to assure that we always have an adequate capital cushion relative to those recourse borrowings subject to margin call. If we did not maintain a sufficient capital cushion to meet initial and ongoing margin requirements, we could be forced to liquidate ARM assets, potentially at a loss, at a time when our ARM assets had declined in value or when margin requirements had changed. The potential limitation that may result from the use of the non-GAAP measurement is that, in an economic environment where the market value of the investment portfolio is increasing, the amount of capital that we can invest will be less than the amount then available for investment under a comparable GAAP measurement. Although we acknowledge this limitation, we believe that it is not prudent to factor these market gains into the calculation of leveragable capital because the gains may be short-term in nature. The potential volatility in market prices could result in subsequent reversal of the gains that would require subsequent disposition of ARM assets in unfavorable market conditions.

As we increase our use of CDOs, the risk of margin calls, changes in margin requirements and potential rollover risk is reduced because CDOs represent permanent non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with CDOs from our operating capital ratio. Because the

CDOs only require approximately 2% of equity capital to support the transactions, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional ARM assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as Accumulated other comprehensive income (loss), from our equity accounts and we include our Senior Notes as an additional form of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

	December 31,
(dollar amounts in thousands)	2004	2003
Assets	$29,189,618	$19,118,799
Adjustments:
Net unrealized loss on ARM securities	177,337	42,717
Net unrealized gain on Hedging Instruments	(108,278)	(8,655)
ARM loans collateralizing CDOs	(6,720,810)	(3,146,961)
Cap Agreements	(35,952)	(31,692)

Adjusted assets	$22,501,915	$15,974,208

Shareholders’ equity	$1,789,184	$1,239,104
Adjustments:
Accumulated other comprehensive loss	90,715	142,778
Equity supporting CDOs:
CDOs	6,623,641	3,114,047
ARM loans collateralizing CDOs	(6,720,810)	(3,146,961)
Cap Agreements	(35,952)	(31,692)

	(133,121)	(64,606)

Senior Notes	304,173	251,080

Adjusted shareholders’ equity	$2,050,951	$1,568,356

Adjusted equity-to-assets ratio	9.11%	9.82%

GAAP equity-to-assets ratio	6.13%	6.48%

Ratio of historical equity-to-historical assets	6.43%	7.21%

Ratio of historical equity plus Senior Notes to historical assets	7.46%	8.53%

Estimated total risk-based capital /risk-weighted assets	21.69%	26.26%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business, since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the

GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $22.4 billion instead of the $29.2 billion of assets owned as of December 31, 2004. In part, we are able to carry those additional assets by financing a portion of our ARM assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in Accumulated other comprehensive income (loss). This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain (loss) on Hedging Instruments in the table above by shareholders’ equity.

The third alternative capital utilization measurement is the ratio of historical equity plus Senior Notes to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in Accumulated other comprehensive income (loss). This calculation also includes Senior Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on ARM securities and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and Senior Notes in the table above. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term capital position.

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

During the year ended December 31, 2004, we issued 7,093,000 shares of Common Stock through “at-market” transactions under controlled equity offering programs and received net proceeds of $198.0 million.

During the year ended December 31, 2004, we issued 6,826,010 shares of Common Stock under the DRSPP and received net proceeds of $187.8 million.

Off-Balance Sheet Commitments

As of December 31, 2004, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities – private high quality	$449,042
ARM securities – other	2,908
ARM loans – correspondent originations	684,232
ARM loans – direct originations	61,831

$1,198,013

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2006 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. At December 31, 2004, the balance of the Hybrid ARM securities is approximately $1.4 billion, but is expected to be less than 35% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the

Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of December 31, 2004, we had delivered cash and ARM assets with a carrying value totaling $9.1 million as collateral in connection with these transactions.

Contractual Obligations

As of December 31, 2004, we had the following contractual obligations (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$14,248,939	$14,248,939	$—	$—	$—
Asset-backed CP	4,905,000	4,905,000	—	—	—
CDOs (1)	6,623,641	11,352	27,601	58,465	6,526,223
Whole loan financing facilities	285,555	285,555	—	—	—
Senior Notes	304,173	—	—	—	304,173
Purchase commitments	815,915	815,915	—	—	—

Total (2)	$27,183,223	$20,266,761	$27,601	$58,465	$6,830,396

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

Results of Operations - 2004 Compared to 2003 and 2002

The table below presents our net income and Basic and Diluted EPS for the years ended December 31, 2004, 2003 and 2002 (dollar amounts in thousands, except per share data):

	For the year ended December 31,
	2004	2003	% Change	2002	% Change
Net income	$232,564	$176,504	31.8%	$120,016	47.1%
EPS (Basic)	$2.80	$2.73	2.6%	$2.60	5.0%
EPS (Diluted)	$2.80	$2.71	3.3%	$2.59	4.6%

The table below highlights the historical trend in the components of return on average common equity (annualized) and the 10-year U. S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

For the Year Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Incentive Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Dec 31, 2002	24.61%	1.88%	1.22%	2.73%	0.08%	1.04%	17.66%	4.62%	13.04%
Dec 31, 2003	23.39%	2.02%	1.15%	2.79%	(0.21)%	0.33%	17.31%	4.02%	13.29%
Dec 31, 2004	19.67%	1.37%	1.08%	2.31%	(0.64)%	0.00%	15.55%	4.27%	11.28%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets, hedging expense and provision for credit losses.

Return on Equity declined slightly in this past year compared to the prior year primarily due to a decline in our Portfolio Margin resulting from spread compression related to our Traditional ARM assets and an increase in our hedging position to reduce our exposure to rising interest rates on our Hybrid ARM assets. This decline was partially offset by the sale of ARM securities, lower G & A expense levels and a lower provision for loan losses recorded during 2004 than in 2003. Return on Equity declined slightly from 2002 to 2003 primarily because the yield on our ARM portfolio reflected the prepayment of higher yielding assets in a declining interest rate environment and we experienced higher costs of funds on our borrowings due to the addition of Hybrid ARM Hedging Instruments on Hybrid ARM assets. The decline in our net interest spread was partially offset by more effective use of capital.

The following table presents the components of our net interest income for the years ended December 31, 2004, 2003 and 2002:

Comparative Net Interest Income Components

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Coupon interest income on ARM assets	$979,820	$621,456	$419,456
Amortization of net premium	(52,646)	(35,076)	(19,229)
Cash and cash equivalents	2,888	3,235	1,740

Interest income	930,062	589,615	401,967

Reverse repurchase agreements and Asset-backed CP	264,230	150,985	135,346
CDOs	94,111	18,873	8,436
Whole loan financing facilities	17,608	16,904	11,260
Senior Notes	21,299	10,798	—
Hedging Instruments	238,546	158,102	88,996

Interest expense	635,794	355,662	244,038

Net interest income	$294,268	$233,953	$157,929

As presented in the table above, our net interest income increased by $60.3 million in 2004 compared to 2003. The change from 2003 to 2004 was attributable to a $340.4 million increase in interest income primarily due to an increased asset base, partially offset by a $280.1 million increase in interest expense. Interest expense increased by $113.2 million due to increased reverse repurchase agreements and Asset-backed CP outstanding along with increased borrowing rates and $80.4 million due to the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets. Hybrid ARM assets totaled $24.6 billion and $15.3 billion at December 31, 2004 and 2003, respectively. Interest expense increased by $75.2 million due to our issuance of additional CDOs. The balance of our CDOs increased to $6.6 billion at December 31, 2004 from $3.1 billion at December 31, 2003. Our net interest income was $76.0 million higher during 2003 compared to 2002. The change was attributable to a $187.6 million increase in interest income primarily due to an increased asset base, partially offset by a $111.6 million increase in interest expense. Included in this increase in interest expense was a $69.1 million increase resulting from the impact of Swap Agreements and Eurodollar Transactions which is commensurate with the increase in borrowings financing our Hybrid ARM assets.

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest:

Average Balance and Effective Rate Table

(Dollar amounts in thousands)

	For the years ended December 31,
	2004		2003		2002
	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
ARM assets (1)	$23,302,960	3.98%	$14,266,035	4.11%	$8,303,133	4.82%
Cash and cash equivalents	242,480	1.19	300,460	1.08	99,285	1.75

	23,545,440	3.95	14,566,495	4.05	8,402,418	4.78

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	16,542,207	1.60	11,247,005	1.34	6,886,784	1.97
Plus: Cost of Hedging Instruments (2)		1.28		1.40		1.29

Hedged reverse repurchase agreements and Asset-backed CP		2.88		2.74		3.26

CDOs	4,422,241	2.13	1,151,669	1.64	332,726	2.54
Plus: Cost of Hedging Instruments (2)		0.58		.04		—

Hedged CDOs		2.71		1.68		2.54

Whole loan financing facilities	792,488	2.22	850,356	1.99	407,234	2.77
Senior Notes	256,378	8.31	126,862	8.51	—	—

	22,013,314	2.89	13,375,892	2.66	7,626,744	3.20

Net Interest-Earning Assets and Spread	$1,532,126	1.06%	$1,190,603	1.39%	$775,674	1.58%

Yield on Net Interest-Earning Assets (3)		1.25%		1.61%		1.88%

(1)	Effective rate includes impact of amortizing ARM asset net premium.
(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $19.6 billion, $12.5 billion and $5.0 billion as of December 31, 2004, 2003 and 2002, respectively, and Cap Agreements with notional balances of $1.3 billion and $1.4 billion as of December 31, 2004 and 2003, respectively.

(3)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Years Ended December 31, 2004 versus 2003			Years Ended December 31, 2003 versus 2002
	Rate	Volume	Total	Rate	Volume	Total
Interest Income:
ARM assets	$(18,766)	$359,560	$340,794	$(58,942)	$245,095	$186,153
Cash and cash equivalents	344	(691)	(347)	(672)	2,167	1,495

	(18,422)	358,869	340,447	(59,614)	247,262	187,648

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	15,701	152,670	168,371	(35,083)	119,828	84,745
CDOs	11,848	88,708	100,556	(2,983)	13,420	10,437
Whole loan financing facilities	1,990	(1,286)	704	(3,165)	8,809	5,644
Senior Notes	(259)	10,760	10,501	—	10,798	10,798

	29,280	250,852	280,132	(41,231)	152,855	111,624

Net interest income	$(47,702)	$108,017	$60,315	$(18,383)	$94,407	$76,024

Net interest income increased $60.3 million from 2003 to 2004. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 3.95% during 2004 from 4.05% during 2003, a decrease of 10 basis points, and our cost of funds increasing to 2.89% from 2.66% during the same time period, an increase of 23 basis points, there was a net unfavorable rate variance of $47.7 million. This was primarily due to an unfavorable rate variance on our ARM assets portfolio and other interest-earning assets that decreased net interest income by $18.4 million and an unfavorable rate variance on borrowings in the amount of $29.3 million. The increased average size of our portfolio during 2004 compared to 2003 increased net interest income in the amount of $108.0 million. The average balance of our interest-earning assets was $23.5 billion during 2004, compared to $14.6 billion during 2003 — an increase of 61.6%.

Net interest income increased $76.0 million from 2002 to 2003. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. As a result of the yield on our interest-earning assets decreasing to 4.05% during 2003 from 4.78% during 2002, a decrease of 73 basis points, and our cost of funds decreasing to 2.66% from 3.20% during the same time period, a decrease of 54 basis points, there was a net unfavorable rate variance of $18.4 million. This was primarily due to an unfavorable rate variance on our ARM portfolio and other interest-earning assets that decreased net interest income by $59.6 million, partially offset by a favorable rate variance on borrowings in the amount of $41.2 million. The increased average size of our ARM portfolio during 2003 compared to 2002 increased net interest income in the amount of $94.4 million. The average balance of our interest-earning assets was $14.6 billion during 2003, compared to $8.4 billion during 2002 — an increase of 73.8%.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable year end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(Dollar amounts in millions)

For the Year Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest- Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Dec 31, 2002	$8,402	5.24%	0.46%	4.78%	3.20%	1.58%	1.88%
Dec 31, 2003	$14,566	4.56%	0.51%	4.05%	2.66%	1.39%	1.61%
Dec 31, 2004	$23,545	4.32%	0.37%	3.95%	2.89%	1.06%	1.25%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the year.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Year Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Dec 31, 2002	0.29%	0.13%	0.04%	0.46%
Dec 31, 2003	0.32%	0.14%	0.05%	0.51%
Dec 31, 2004	0.29%	0.07%	0.01%	0.37%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash.

We recorded hedging expense during 2004 of $606,000, which primarily consisted of the reclassification to earnings of the transition adjustment recorded in Accumulated other comprehensive income (loss) on January 1, 2002, in connection with the implementation of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2003, we recorded hedging ineffectiveness in the amount of $76,000, hedging expenses of $20,000 related to Eurodollar Transactions and reclassified to earnings $597,000 of the transition adjustment, for total hedging expense of $693,000.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of December 31, 2004, our whole loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 35.1% of our portfolio of ARM assets or $10.0 billion. During the years ended December 31, 2004 and 2003, we recorded loan loss provisions totaling $1.4 million and $3.1 million, respectively, to reserve for estimated credit losses on loans. No provision was recorded in 2002.

We recorded a net gain on ARM assets and Hedging Instruments of $11.6 million during 2004. This gain consists of a $13.1 million gain on the sale of $1.4 billion of ARM assets, a $3.3 million realized gain on the termination of Swap Agreements and a net gain of $49,000 on Pipeline Hedging Instruments, partially offset by a net loss of $4.9 million on commitments to purchase loans from correspondent lenders and bulk sellers. During 2003, we recorded a net gain on ARM assets of $6.0 million. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910,000 gain upon the maturity of a collateralized bond obligation, a $1.5 million gain on the sale of $299.2 million of ARM assets and an unrealized gain net of pipeline hedging of $905,000 on loans expected to be purchased from correspondent lenders and bulk sellers.

As a REIT, we are required to declare dividends amounting to at least 85% of each year’s taxable income by the end of each calendar year and to declare dividends amounting to at least 90% of our taxable income for each year by the time we file our applicable tax return. Therefore, we generally pass through substantially all of our earnings to shareholders without paying federal income tax at the corporate level. As of December 31, 2004, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. During 2004, 100% of our dividends distributed were characterized as a distribution of ordinary income. The following table provides a reconciliation between our earnings as reported based on GAAP and our REIT taxable income (which is a non-GAAP measurement) before our common dividend deduction:

Reconciliation of Reported Net Income to REIT Taxable Net Income

(Dollar amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Net income before income taxes	$233,039	$176,504	$120,016
Additions:
Provision for credit losses, net	1,436	479	—
Long-term incentive plan expense	6,482	9,923	4,144
Issuance of CDOs	1,842	821	—
Loss on purchase loan commitments	9,922	—	—
Taxable REIT subsidiary income	2,341	—	—

Deductions:
Dividend on Series A Preferred Shares	—	(3,340)	(6,679)
Hedging Instruments, net	(9,986)	(2,363)	27
Gain on purchase loan commitments	—	(2,317)	—
Payments under long-term incentive plan	(832)	(1,029)	(186)
Actual credit losses on ARM assets	—	—	(292)
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	(82)	(312)	(846)
Other	(913)	(117)	6

REIT taxable net income available to common shareholders	$243,249	$178,249	$116,190

REIT taxable net income available to common shareholders per share	$2.93	$2.81	$2.67

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Year Ended	Management Fee & Other Expenses/ Average Assets	TMHL Operations	Performance Fee/ Average Assets	Total G & A Expense/ Average Assets
Dec 31, 2002	0.17%	0.07%	0.21%	0.45%
Dec 31, 2003	0.17%	0.06%	0.19%	0.42%
Dec 31, 2004	0.12%	0.05%	0.15%	0.32%

The most significant increases to our operating expenses in 2004 compared to 2003 were the $6.7 million increase in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement, the $4.7 million increase in base management fees paid to the Manager and the $3.9 million increase in expenses related to expanded operations of TMHL. Return on Equity prior to the effect of the performance-based fee of $34.6 million for 2004 was 17.86%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.27%.

The most significant single increase to our operating expenses from 2002 to 2003 was the performance-based fee increase of $10.4 million that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement. Return on Equity prior to the effect of the performance-based fee of $27.9 million for 2003 was 20.10%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.02% during 2003. The Manager earned a performance-based fee in the amount of $17.5 million in 2002. The expense of our long-term incentive awards increased by $5.8 million from 2002 to 2003, primarily due to the improvement in our stock price and the increase in our dividend. Our other expenses increased by $7.4 million from 2002 to 2003, primarily due to increased base management fees paid to the Manager, expanded operations of TMHL and other corporate matters.

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

As a financial institution that has only invested in U.S.-dollar denominated instruments (primarily single-family residential mortgage instruments) and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk. Our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years–a measure commonly referred to as Duration. Positive portfolio Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2004. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 BPs higher than those implied by interest rates as of December 31, 2004.

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

Net Portfolio Duration

December 31, 2004

	Base Case		Parallel +100 BPs		Parallel +200 BPs		Parallel +300 BPs
Assets:
Traditional ARMs	0.37	Years	0.43	Years	0.66	Years	0.86	Years
Hybrid ARMs	2.05		2.44		2.84		3.07

Total ARM assets	1.83		2.17		2.55		2.77

Borrowings and hedges	(1.77)		(1.81)		(1.82)		(1.81)

Net Portfolio Duration	0.14	Years	0.30	Years	0.50	Years	0.62	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 4.7 and 1.7 years respectively.

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

At December 31, 2004, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 BP rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was (2.1)%, (3.9)% and (5.7)%, respectively, of projected net income for the twelve months ended December 31, 2005. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM assets. Additionally, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At December 31, 2004, 9.7% of our ARM assets were Traditional ARM assets subject to periodic caps. Our ARM assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARM assets). We estimate the Duration of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the Net Duration is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have lower yields than the ones paying off. In contrast, during a rising interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance more Hybrid ARM assets in a higher interest rate environment than was originally anticipated, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes can also affect the availability and pricing of ARM assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity, but a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but because there will likely be above average loan origination and refinancing volume in the industry, even a small percentage of ARM product volume may provide sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan and, conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30-year fixed-rate mortgage loans, increasing our investment opportunities. The volume of ARM loans being originated industry-wide can also affect their investment yield. During periods when there is a shortage of ARM products, yields may decline due to market forces and conversely, when there is an above average supply of ARM products, yields may improve due to the same market forces. To date, regardless of the interest rate environment, we have always been able to find sufficient acquisition and loan origination opportunities at attractive prices, enabling us to generate positive earnings and grow our portfolio as appropriate.

The prepayment rate on our ARM assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to amortize the premiums paid for our ARM assets faster, resulting in a lower yield on our ARM assets. Additionally, if prepayments proceeds cannot be reinvested in ARM assets having similar yields to those being replaced, our earnings may be adversely affected.

Conversely, the prepayment rate on our ARM assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, resulting in an increased yield on our ARM assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

Lastly, because we invest primarily in ARM assets, and a portion of such assets are purchased with shareholders’ equity, our earnings, over time, will tend to increase, after an initial short-term decline, following periods when short-term interest rates have risen, and decrease after an initial short-term increase, following periods when short-term interest rates have declined. This is because the financed portion of our ARM portfolio will, over time, reprice to a spread over our cost of funds, while the portion of our ARM portfolio purchased with shareholders’ equity will generally have a higher yield in a higher interest rate environment and a lower yield in a lower interest rate environment.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 90% source of income test. As of December 31, 2004, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of Common Stock and the distributions of our net income. Therefore, as of December 31, 2004, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests.” Under current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the captions “Interest Rate Risk Management,” beginning on page 29 and “Market Risks” and “Effects of Interest Rate Changes” set forth on pages 43 through 45 in this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon are set forth on pages F-3 through F-30 in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive, Chief Operating and Chief Financial Officers, the Chief Executive, Chief Operating and Chief Financial Officers conclude that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive, Chief Operating and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2004. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm which also audited our consolidated financial statements included in our annual report on Form 10-K, as stated in their report which appears on pages F-3 and F-4.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

The Code of Conduct applies to all of the Manager’s employees and all of our officers and directors. The Code of Conduct is available on our website at www.thornburgmortgage.com under the “Investors – Corporate Governance” section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

Thornburg Mortgage, Inc.

150 Washington Avenue, Suite 302

Santa Fe, New Mexico 87501;

or by phoning us at (505) 989-1900.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that applies to any of our directors or officers.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004 pursuant to General Instruction G(3).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2004 and 2003;

Consolidated Income Statements for the years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002; and

Notes to Consolidated Financial Statements.

2.	Schedules to Consolidated Financial Statements:

Consolidated financial statement schedule, Mortgage Loans on Real Estate, is included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibit Index:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2.3 filed with the registrant’s registration statement on Form S-3 filed on August 2, 2004)

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

4.3	Form of Right Certificate (incorporated herein by reference to Exhibit 4.5 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

Exhibit Number	Exhibit Description
4.3.1

Shareholder Rights Agreement dated January 25, 2001 (incorporated herein by reference to Exhibit 10.8 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.2

Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (incorporated herein by reference to Exhibit 10.9 filed with the registrant’s registration statement on Form S-3, filed on August 23, 2002)

4.4

Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.4.1

First Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed with the registrant’s current report on Form 8-K on May 28, 2003)

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed with the registrant’s registration statement on Form S-4, filed on December 19, 2003)

4.6	Form of Global Note (incorporated herein by reference to Exhibit 4.8 filed with the registrant’s current report on Form 8-K on November 24, 2004)

10.1

Amended and Restated Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.1 filed on August 9, 2004 with the registrant’s quarterly report for the quarter ended June 30, 2004)

10.2	Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to the registrant’s registration statement on Form S-3, filed on August 2, 2004)

10.3	Form of Limited Stock Repurchase Plan (incorporated herein by reference to Exhibit 10.9 filed on August 12, 2002 with the registrant’s quarterly report for the quarter ended June 30, 2002)

10.4

Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003 (incorporated herein by reference to Exhibit 10.9 filed on March 20, 2003 with the registrant’s annual report on Form 10-K for the year ended December 31, 2002)

10.4.1

Amendment No. 1 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of October 21, 2003 (incorporated herein by reference to Exhibit 10.4.1 filed on March 3, 2004 with the registrant’s annual report on Form 10-K for the year ended December 31, 2003)

10.4.2

Amendment No. 2 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of April 20, 2004 (incorporated herein by reference to Exhibit 10.4.2 filed on May 7, 2004 with the registrant’s quarterly report for the quarter ended March 31, 2004)

10.4.3	Amendment No. 3 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 25, 2005*

Exhibit Number	Exhibit Description
10.5

Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the Registrant, dated as of June 30, 2004 (incorporated herein by reference to Exhibit 10.9 filed on August 9, 2004 with the registrant’s quarterly report for the quarter ended June 30, 2004)

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2004)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: March 1, 2005	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2005	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: March 1, 2005	/s/ Richard P. Story
Richard P. Story
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Garrett Thornburg	Chairman of the Board of Directors, Director and Chief Executive Officer	March 1, 2005
Garrett Thornburg

/s/ Larry A. Goldstone	President, Director and Chief Operating Officer	March 1, 2005
Larry A. Goldstone

/s/ Richard P. Story	Senior Executive Vice President, Director and Chief Financial Officer	March 1, 2005
Richard P. Story

/s/ Joseph H. Badal	Senior Executive Vice President, Director and Chief Lending Officer	March 1, 2005
Joseph H. Badal

/s/ Anne-Drue M. Anderson	Director	March 1, 2005
Anne-Drue M. Anderson

/s/ David A. Ater	Director	March 1, 2005
David A. Ater

/s/ Eliot R. Cutler	Director	March 1, 2005
Eliot R. Cutler

/s/ Ike Kalangis	Director	March 1, 2005
Ike Kalangis

/s/ Owen M. Lopez	Director	March 1, 2005
Owen M. Lopez

/s/ James H. Lorie	Director	March 1, 2005
James H. Lorie

/s/ Francis I. Mullin III	Director	March 1, 2005
Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 1, 2005
Stuart C. Sherman

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2004

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

Capitalized terms not otherwise defined in the financial

statements below shall have the definitive meaning assigned

to them in the Glossary at the end of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

We have completed an integrated audit of Thornburg Mortgage, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, CA
February 28, 2005

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2004	2003
ASSETS
ARM assets:
ARM securities, net	$18,656,045	$11,520,741

ARM loans:
Securitized ARM loans, net	2,899,985	3,687,466
ARM loans collateralizing debt obligations, net	6,720,810	3,146,961
ARM loans held for securitization, net	466,221	496,998

ARM loans	10,087,016	7,331,425

ARM assets	28,743,061	18,852,166

Cash and cash equivalents	112,622	85,366
Restricted cash and cash equivalents	30,737	51,600
Hedging Instruments	144,230	40,356
Accrued interest receivable	118,273	73,702
Prepaid expenses and other	40,695	15,609

	$29,189,618	$19,118,799

LIABILITIES
Reverse repurchase agreements	$14,248,939	$13,926,858
Asset-backed CP	4,905,000	—
CDOs	6,623,641	3,114,047
Whole loan financing facilities	285,555	369,343
Hedging Instruments	26,027	113,518
Senior Notes	304,173	251,080
Payable for securities purchased	815,915	—
Accrued interest payable	44,109	26,114
Dividends payable	62,495	47,350
Accrued expenses and other	84,580	31,385

	27,400,434	17,879,695

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock: par value $.01 per share; 499,978 shares authorized, 91,904 and 73,985 shares issued and outstanding, respectively	919	740
Additional paid-in-capital	1,872,487	1,376,879
Accumulated other comprehensive loss	(90,715)	(142,778)
Retained earnings	6,493	4,263

	1,789,184	1,239,104

	$29,189,618	$19,118,799

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Interest income from ARM assets and cash equivalents	$930,062	$589,615	$401,967
Interest expense on borrowed funds	(635,794)	(355,662)	(244,038)

Net interest income	294,268	233,953	157,929

Servicing income, net	5,694	1,883	592
Gain on ARM assets and Hedging Instruments, net	11,570	6,005	903
Hedging expense	(606)	(693)	(1,426)
Provision for credit losses	(1,436)	(3,137)	—
Management fee	(16,170)	(11,510)	(7,831)
Performance fee	(34,611)	(27,897)	(17,518)
Long-term incentive awards	(9,788)	(9,923)	(4,114)
Other operating expenses	(15,882)	(12,177)	(8,519)

Net income before income taxes	233,039	176,504	120,016
Income taxes	(475)	—	—

NET INCOME	$232,564	$176,504	$120,016

Net income	$232,564	$176,504	$120,016
Dividends on preferred stock	—	(3,340)	(6,679)

Net income available to common shareholders	$232,564	$173,164	$113,337

Basic EPS:
Net income	$2.80	$2.73	$2.60

Average number of shares outstanding	83,001	63,485	43,590

Diluted EPS:
Net income	$2.80	$2.71	$2.59

Average number of shares outstanding	83,001	65,217	46,350

Dividends declared per common share	$2.66	$2.49	$2.285

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2004

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable From Stock Sales	Retained Earnings/ (Deficit)	Compre- hensive Income (Loss)	Total
Balance, December 31, 2001	$65,805	$333	$515,516	$(36,566)	$(7,904)	$(4,526)		$532,658
Comprehensive income:
Net income						120,016	$120,016	120,016
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				50,524			50,524	50,524
Hedging Instruments:
Fair value adjustment, net of amortization				(119,212)			(119,212)	(119,212)

Comprehensive income							$51,328

Issuance of Common Stock		195	363,108					363,303
Interest and principal payments on notes receivable from stock sales			305		467			772
Dividends declared on preferred stock - $2.42 per share						(6,679)		(6,679)
Dividends declared on Common Stock - $2.285 per share						(108,340)		(108,340)

Balance, December 31, 2002	65,805	528	878,929	(105,254)	(7,437)	471		833,042
Comprehensive income:
Net income						176,504	$176,504	176,504
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(86,803)			(86,803)	(86,803)
Hedging Instruments:
Fair value adjustment, net of amortization				49,279			49,279	49,279

Comprehensive income							$138,980

Issuance of Common Stock		184	431,918					432,102
Conversion of preferred stock to Common Stock	(65,805)	28	65,777					—
Interest and principal payments on notes receivable from stock sales			255		7,437			7,692
Dividends declared on preferred stock - $1.21 per share						(3,340)		(3,340)
Dividends declared on Common Stock - $2.49 per share						(169,372)		(169,372)

Balance, December 31, 2003	—	740	1,376,879	(142,778)	—	4,263		1,239,104
Comprehensive income:
Net income						232,564	$232,564	232,564
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(134,023)			(134,023)	(134,023)
Hedging Instruments:
Fair value adjustment, net of amortization				186,086			186,086	186,086

Comprehensive income							$284,627

Issuance of Common Stock		179	495,608					495,787
Dividends declared on Common Stock - $2.66 per share						(230,334)		(230,334)

Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$—	$6,493		$1,789,184

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Operating Activities:
Net income	$232,564	$176,504	$120,016
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ARM assets net premium	61,680	43,487	18,215
Gain on ARM assets and Hedging Instruments, net	(11,570)	(6,005)	(903)
Provision for credit losses	1,436	3,137	—
Hedging expense	606	693	1,426
Change in assets and liabilities:
Accrued interest receivable	(44,571)	(26,267)	(13,952)
Prepaid expenses and other	(28,078)	(7,631)	(4,274)
Accrued interest payable	17,995	8,880	5,074
Accrued expenses and other	53,196	16,865	5,568

Net cash provided by operating activities	283,258	209,663	131,170

Investing Activities:
ARM securities:
Purchases	(13,695,997)	(10,462,465)	(6,391,779)
Proceeds on sales	1,420,269	300,738	703,646
Principal payments	5,780,335	4,981,394	3,330,739
Securitized ARM loans:
Issuance costs	—	(3,457)	(3,023)
Principal payments	759,341	1,242,735	613,955
ARM loans collateralizing debt obligations:
Principal payments	817,320	365,202	177,932
ARM loans held for securitization:
Purchases and originations	(4,405,014)	(5,317,478)	(2,849,093)
Proceeds on sales	—	—	4,061
Principal payments	68,254	55,337	31,718
Purchase of Cap Agreements	—	—	(505)
Termination of Swap Agreements	3,331	—	(4,855)

Net cash used in investing activities	(9,252,161)	(8,837,994)	(4,387,204)

Financing Activities:
Net reverse repurchase agreements borrowings	322,081	5,501,129	3,720,835
Net borrowings from Asset-backed CP	4,905,000	—	—
Net borrowings (paydowns) of CDOs	3,509,594	2,858,632	(177,166)
Net whole loan financing facilities (paydowns) borrowings	(83,789)	(219,738)	548,798
Net Senior Notes proceeds	52,682	250,738	—
(Payments made) receipts on Eurodollar contracts	(5,977)	2,112	(9,634)
Proceeds from Common Stock issued, net	495,787	432,102	363,303
Dividends paid	(215,189)	(157,898)	(102,470)
Payments on notes receivable from stock sales	—	7,692	704
Purchase of Cap Agreements	(4,893)	(31,692)	—
Net decrease (increase) in restricted cash	20,863	22,803	(66,972)

Net cash provided by financing activities	8,996,159	8,665,880	4,277,398

Net increase in cash and cash equivalents	27,256	37,549	21,364

Cash and cash equivalents at beginning of year	85,366	47,817	26,453

Cash and cash equivalents at end of year	$112,622	$85,366	$47,817

See noncash disclosures in Note 2 and Note 4.

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Thornburg Mortgage, Inc. was incorporated in Maryland on July 28, 1992. The Company commenced its operations of purchasing and managing for investment a portfolio of ARM assets on June 25, 1993, upon receipt of the net proceeds from the initial public offering of Common Stock.

Thornburg Mortgage, Inc. is a single-family residential mortgage lending company that originates, acquires and retains investments in ARM assets comprised of ARM securities and ARM loans, thereby providing capital to the single-family residential housing market. The Company uses its equity capital and borrowed funds to invest in ARM assets and seeks to generate income based on the difference between the yield on its ARM assets portfolio and the cost of its borrowings.

The Company’s wholly-owned mortgage loan origination subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), conducts the Company’s mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL acquires mortgage loans through three channels: correspondent lending, retail originations and bulk acquisitions. TMHL finances the loans through whole loan financing facilities and pools loans for securitization which are then either sold to its parent or issued as debt to third-parties.

The Company is a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets and does not engage in any other line of business offering any other products or services. The Company does not originate or acquire investments outside of the United States of America. No single customer accounts for 10 percent or more of the Company’s total revenues.

A summary of the Company’s significant accounting policies follows:

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMHL, TMCR and TMHL’s two wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMCR and TMD are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes from that date forward. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently adopted accounting pronouncements

On March 9, 2004, the SEC released SAB 105, “Application of Accounting Principles to Loan Commitments,” providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. The Company’s method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because the Company acquires loans generally underwritten to “A quality” standards, the Company does not expect the adoption of SOP 03-3 to have a material effect on the financial condition, results of operations, or liquidity of the Company.

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in the Company’s Form 10-K Annual Report for the year ended December 31, 2004 as required by the EITF.

In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company is required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. Management believes that the Company’s current method of accounting for share-based payments is consistent with SFAS 123(R).

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted cash

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements, Asset-backed CP and Hedging Instruments. The carrying amount of restricted cash and cash equivalents approximates their fair value.

ARM assets

The Company’s ARM assets are comprised of ARM securities and ARM Loans. All of the Company’s ARM assets are either Traditional ARMs or Hybrid ARMs.

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

ARM loans collateralizing debt obligations are loans the Company has securitized into sequentially rated classes with the lower rated classes providing credit support for AAA and AA certificates issued to third-party investors in structured financing arrangements. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, loan securitizations resulting in ARM loans collateralizing CDOs are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees and reserve for loan losses. In accordance with SFAS 140, securitized ARM loans and ARM loans collateralized by CDOs are accounted for as loans and are not considered investments subject to classification under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized into interest income over the lives of the assets using the effective yield method, adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM loans, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

MSRs

The Company does not purchase or capitalize any MSRs in connection with any loan sale transaction. MSRs are capitalized upon the securitization of ARM loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Prepaid expenses and other on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs and MSR amortization, is recorded as Servicing income, net on the Consolidated Income Statements, rather than being accounted for as interest income.

MSRs are carried at the lower of cost or fair value at the risk strata level and are periodically evaluated for impairment based on fair value, which is determined using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates and other economic factors. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM).

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

Credit risk and reserve for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that generally have at least an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are Ginnie Mae, Fannie Mae or Freddie Mac securities. Additionally, the Company purchases and originates ARM loans or purchases all classes of a third-party ARM loan securitization (including the classes rated less than Investment Grade). When the Company acquires classes of securities that are below Investment Grade, the purchase price generally includes a discount for probable credit losses. This discount, or basis adjustment, is recorded as part of the purchase price of that security. Based upon management’s use of analytical tools and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a basis adjustment which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the basis adjustments will not represent realized losses, the balances are accreted into earnings over the remaining life of the security under the effective yield method. In the event of impairment, the Company revises its estimate of probable losses and any difference between the initial estimate and the new estimate of losses is recorded in earnings.

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

Valuation methods

The fair values of the Company’s ARM securities, securitized ARM loans and ARM loans collateralizing debt obligations are generally based on market prices provided by third-party pricing services or by certain dealers who make markets in these financial instruments. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair values of ARM loans held for securitization are estimated by the Company using the same pricing models employed by the Company to determine a price to bid for loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

The net unrealized gain or loss on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase loan commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase loan commitments is recorded as a component of ARM loans, net on the Consolidated Balance Sheets with the change in fair value recorded in Gain (loss) on ARM assets and Hedging Instruments, net on the Consolidated Income Statements.

The fair values of the Company’s CDOs, Senior Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar Transactions is determined on a daily basis by the closing price on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents, interest receivable, reverse repurchase agreements, Asset-backed CP, other borrowings and other liabilities are reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the derivative instrument is recorded in Accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective if it achieves offsetting cash flows attributable to the risk being hedged, but if the hedging strategy is not successful in achieving offsetting cash flows, it is ineffective.

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

Hybrid ARM Hedging Instruments

The Company enters into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM assets. Though the Company generally borrows money based on short-term interest rates, its Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM assets such that the combined Duration on its borrowings and Hybrid ARM Hedging Instruments closely matches the Duration of the Hybrid ARM assets, the difference being Net Duration. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM assets being financed.

Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company also enters into Eurodollar Transactions in order to fix the interest rate on its forecasted three-month LIBOR-based liabilities. When the Company enters into a Eurodollar Transaction, it incurs a gain if the applicable interest rate index subsequently rises or a loss if the applicable interest rate index subsequently declines. The amortization of the gain or loss over the hedged period when combined with the variable cost of the short-term debt is expected to result in a fixed interest cost over the life of the Eurodollar Transaction.

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

The Company designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in Accumulated other comprehensive income (loss) would be reclassified to income. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

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

Pipeline Hedging Instruments

The Company enters into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain (loss) on ARM assets and Hedging Instruments, net on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 8. Since inception of the plan in 2002, the Company has accounted for all awards issued and future awards under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The PSRs issued under the plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Company’s Common Stock. The effects of changes in the stock price during the vesting period, generally two to three years, are recognized as expense over the vesting period in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Dividend-equivalent payments on vested and unvested PSRs and DERs are recognized as compensation expense in the period in which they are declared.

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

The net unrealized gain on the Company’s ARM Loans of $64.6 million and $7.9 million at December 31, 2004 and 2003, respectively, is not included in Accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company, excluding TMHL and its subsidiaries, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries made the election to be taxable REIT subsidiaries as of the close of business on May 31, 2004 and, as such, are subject to both federal and state corporate income tax after that date.

Income taxes are provided under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Subject to management’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

Income taxes for the period June 1, 2004 to December 31, 2004 totaled $474,500 and are reflected on the Consolidated Income Statements. The only difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relates to MSRs capitalized for financial statement purposes. The related deferred liability is immaterial at December 31, 2004 and is included in Accrued expenses and other on the Consolidated Balance Sheets.

The Company declared a $0.68 common dividend on December 16, 2004, which was paid in January 2005. This dividend will be taken as a dividend deduction on the Company’s 2004 income tax return and is therefore taxable dividend income for common shareholders for 2004.

Net EPS

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

Following is information about the computation of the EPS data for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands except per share data):

	Income	Shares	EPS
2004
Net income	$232,564

Basic and Diluted EPS, income available to common shareholders	$232,564	83,001	$2.80

2003
Net income	$176,504
Less preferred stock dividends	(3,340)

Basic EPS, income available to common shareholders	173,164	63,485	$2.73

Effect of dilutive securities:
Convertible preferred stock	3,340	1,732

Diluted EPS	$176,504	65,217	$2.71

2002
Net income	$120,016
Less preferred stock dividends	(6,679)

Basic EPS, income available to common shareholders	113,337	43,590	$2.60

Effect of dilutive securities:
Convertible preferred stock	6,679	2,760

Diluted EPS	$120,016	46,350	$2.59

The Company did not grant any options to purchase shares of Common Stock during the years ended December 31, 2004, 2003 or 2002. As of December 31, 2002, all of the previously granted options to purchase shares of Common Stock had either been exercised, cancelled or had expired.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. ARM Assets

The following tables present the Company’s ARM assets as of December 31, 2004 and 2003 (dollar amounts in thousands):

	ARM securities	Securitized ARM loans	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
2004
Principal balance outstanding	$18,553,951	$2,894,025	$6,683,216	$464,569	$28,595,761
Net unamortized premium	275,592	10,844	39,351	2,095	327,882
Loan loss reserves	—	(7,427)	(1,757)	(250)	(9,434)
Basis adjustments	(6,478)	—	—	—	(6,478)
Net unrealized gain on purchase loan commitments	—	—	—	(193)	(193)
Principal payment receivable	10,317	2,543	—	—	12,860

Amortized cost, net	18,833,382	2,899,985	6,720,810	466,221	28,920,398
Gross unrealized gains	19,832	8,367	90,018	1,062	119,279
Gross unrealized losses	(197,169)	(32,928)	(120)	(1,847)	(232,064)

Fair value	$18,656,045	$2,875,424	$6,810,708	$465,436	$28,807,613

Carrying value	$18,656,045	$2,899,985	$6,720,810	$466,221	$28,743,061

	ARM securities	Securitized ARM loans	ARM loans collateralizing debt obligations	ARM loans held for securitization	Total
2003
Principal balance outstanding	$11,368,988	$3,664,183	$3,130,008	$494,271	$18,657,450
Net unamortized premium	183,559	23,561	18,036	2,435	227,591
Loan loss reserves	—	(6,660)	(1,083)	(250)	(7,993)
Basis adjustments	(3,395)	—	—	—	(3,395)
Net unrealized gain on purchase loan commitments	—	—	—	542	542
Principal payment receivable	14,306	6,382	—	—	20,688

Amortized cost, net	11,563,458	3,687,466	3,146,961	496,998	18,894,883
Gross unrealized gains	40,373	28,988	6,249	1,158	76,768
Gross unrealized losses	(83,090)	(13,034)	(14,576)	(885)	(111,585)

Fair value	$11,520,741	$3,703,420	$3,138,634	$497,271	$18,860,066

Carrying value	$11,520,741	$3,687,466	$3,146,961	$496,998	$18,852,166

During 2004, the Company recorded a net gain on ARM assets and Hedging Instruments of $11.6 million. This gain consists of a $13.1 million gain on the sale of $1.4 billion of ARM assets, a $3.3 million realized gain on the termination of Swap Agreements and a net gain of $49,000 on Pipeline Hedging Instruments, partially offset by a net loss of $4.9 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Swap Agreements were terminated because it is probable that the original forecasted liabilities they were hedging will not occur During 2003, the Company recorded $6.0 million in gains related to ARM assets. This gain consists of a $2.7 million net release of previously recorded credit losses, a $910,000 gain upon the maturity of a collateralized bond obligation, a $1.5 million gain on the sale of $299.2 million of ARM assets sold and a net unrealized gain of $905,000 on loans expected to be purchased from correspondent lenders and bulk sellers at December 31, 2003.

During 2004, the Company securitized $4.6 billion of its ARM loans into a series of private-label multi-class ARM securities. The Company retained $110.9 million of the securities created for its securitized ARM loan portfolio and placed $4.5 billion of the securities with third-party investors, thereby providing long-term collateralized financing for the Company’s assets. Of the securities retained by the Company, $86.0 million were rated Investment Grade and $24.9 million were rated less than Investment Grade. These securities and interest-only subordinate certificates retained by the Company provide credit support to the securitizations. The Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. As of December 31, 2004, the Company had $9.6 billion of ARM assets as a result of the Company’s securitization efforts.

MSRs capitalized upon the securitization of $4.6 billion and $6.1 billion of ARM loans during 2004 and 2003, respectively, totaled $16.4 million and $9.4 million, respectively. MSRs of $20.6 million, net of amortization during 2004 of $4.4 million, and $8.6 million, net of amortization during 2003 of $136,000, are included in Prepaid Expenses and Other on the Consolidated Balance Sheets at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the fair value of the MSRs in each risk stratum exceeded their cost basis.

As of December 31, 2004 and 2003, the Company had basis adjustments of $6.5 million and $3.4 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As part of its purchase price, the Company recorded basis adjustments of $3.9 million related to ARM securities purchased during 2004 on which the Company had first loss credit exposure. These securities were purchased as part of the $3.0 billion of third-party loan securitizations in which the Company purchased all classes of the securitizations, including the subordinated classes.

During 2004, the Company recorded loan loss provisions totaling $1.4 million to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserves to $9.4 million. During 2003, the Company recorded loan loss provisions totaling $3.1 million for a total loan loss reserve of $8.0 million at December 31, 2003.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 462 individual securities have been in a continuous unrealized loss position, at December 31, 2004 (dollar amounts in thousands):

Unrealized Losses on ARM Securities as of December 31, 2004

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,479,430	$(7,519)	$224,352	$(3,750)	$1,703,782	$(11,269)
AAA/Aaa Rating	11,630,692	(129,360)	1,500,731	(45,187)	13,131,423	(174,547)
AA/Aa Rating	96,933	(1,109)	35,193	(8,378)	132,126	(9,487)
A Rating	40,313	(498)	2,173	(78)	42,486	(576)
BBB/Baa Rating	20,809	(346)	5,530	(752)	26,339	(1,098)
BB/Ba Rating and Below	11,574	(176)	1,222	(15)	12,796	(191)

Total	$13,279,751	$(139,008)	$1,769,201	$(58,160)	$15,048,952	$(197,168)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its ARM securities until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the year ended December 31, 2004, the net unrealized loss of $43.3 million on ARM securities increased by $134.0 million to a net unrealized loss of $177.3 million. During the same period, the net unrealized loss on Hedging Instruments of $99.5 million improved by $186.1 million to a net unrealized gain of $86.6 million, for a combined decrease in the net unrealized loss on ARM securities and Hedging Instruments of $52.1 million. While the Company’s ARM securities are designated as available-for-sale, the Company does not typically sell its ARM securities and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of December 31, 2004 and 2003 (dollar amounts in thousands):

2004
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$5,000	0.05%	0.02%
90 days or more	2	517	0.01	0.00
In foreclosure	5	2,165	0.02	0.01

	8	$7,682	0.08%	0.03%

2003
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	0	$—	0.00%	0.00%
90 days or more	0	—	0.00	0.00
In foreclosure	12	3,501	0.05	0.02

	12	$3,501	0.05%	0.02%

As of December 31, 2004, the Company owned two real estate properties as a result of foreclosing on delinquent loans in the aggregate amount of $268,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from these loans as well as losses inherent in the ARM loan portfolio at December 31, 2004.

As of December 31, 2004, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities – private high quality	$449,042
ARM securities – other	2,908
ARM loans – correspondent originations	684,232
ARM loans – direct originations	61,831

$1,198,013

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2006 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. At December 31, 2004, the balance of the Hybrid ARM securities was approximately $1.4 billion, but is expected to be less than 35% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of December 31, 2004, the Company had delivered ARM assets with a carrying value of $5.9 million and $3.2 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of December 31, 2004 and 2003, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $19.6 billion and $12.5 billion, respectively. In addition, as of December 31, 2004, the Company had entered into delayed Swap Agreements with notional balances totaling $1.4 billion that become effective in the first quarter of 2005 and are also accounted for as cash flow hedges as of December 31, 2004. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s ARM asset purchase commitments at December 31, 2004. As of December 31, 2004, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.9 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable on the Swap Agreements and Eurodollar Transactions was 3.04% and 3.02% at December 31, 2004 and 2003, respectively. As of December 31, 2004, ARM assets with a carrying value of $2.2 million, including accrued interest, collateralized the Swap Agreements. The Company held cash collateral from Swap Agreement counterparties totaling $17.7 million at December 31, 2004.

The net unrealized gain on Swap Agreements at December 31, 2004 of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2003, the net unrealized loss of $85.5 million included Swap Agreements with gross unrealized gains of $14.9 million and gross unrealized losses of $100.4 million. As of December 31, 2004, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in Accumulated other comprehensive income (loss) was a net gain of $107.8 million. The Company estimates that over the next twelve months, $82.3 million of these net unrealized gains will be reclassified from Accumulated other comprehensive income (loss) to interest income.

As of December 31, 2004 and December 31, 2003, the Company’s Cap Agreements used to manage its interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing the Company’s CDOs had remaining notional amounts of $1.3 billion and $1.6 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at December 31, 2004 and December 31, 2003 was $14.8 million and $25.4 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the unrealized loss on these Cap Agreements of $21.1 million and $6.3 million, respectively, is included in Accumulated other comprehensive income (loss). In the twelve month period following December 31, 2004, $933,000 of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing the Company’s CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.14%. The Cap Agreements had an average maturity of 3.9 years as of December 31, 2004 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the Net Duration is less than one year. At December 31, 2004, the financing and hedging of the Company’s Hybrid ARM assets resulted in a Net Duration of approximately 1.7 months while the financing and hedging of all of the Company’s ARM assets also resulted in a net duration of approximately 1.7 months. This suggests a very low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change.

Interest expense for the years ended December 31, 2004, 2003 and 2002 includes net payments on Hybrid ARM Hedging Instruments of $238.5 million, $158.1 million and $89.0 million, respectively.

Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at December 31, 2004 and 2003 was a net unrealized loss of $2.0 million and $953,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had a remaining notional balance of $688.0 million and $283.0 million at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Company recognized a $49,000 gain and a $1.4 million loss, respectively, on Pipeline Hedging Instruments, which is included in Gain on ARM assets and Hedging Instruments, net, in the Company’s Consolidated Income Statements and partially offset the $4.9 million loss and $497,000 gain recorded on loan commitments in 2004 and 2003, respectively, pursuant to SFAS 149.

Concentration of Credit Risk

In general, the Company is exposed to counterparty credit risk to the extent that the counterparties to the Hedging Instruments do not perform their contractual obligations. If one of the counterparties does not perform, the Company may not receive the payments to which it would otherwise be entitled. In order to mitigate this risk, each counterparty must be approved by the Company’s Board of Directors and the Company, in general, has established two-way collateral agreements with each counterparty in order to offset its credit exposure, with the exception of those counterparties to Hedging Instruments related to outstanding Thornburg Mortgage Securities Trusts. Furthermore, the Company enters into Hedging Instruments with a variety of different counterparties in order to diversify its credit risk exposure.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of December 31, 2004, had borrowed funds from 14 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of December 31, 2004, the Company had $14.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.49% and a weighted average remaining maturity of 3.6 months. As of December 31, 2003, the Company had $13.9 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 1.25% and a weighted average remaining maturity of 4.9 months. As of December 31, 2004, $13.2 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from two to eighteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $15.1 billion, including accrued interest, and cash totaling $14.0 million, collateralized the reverse repurchase agreements at December 31, 2004.

At December 31, 2004, the reverse repurchase agreements had the following remaining maturities and weighted average interest rates (dollar amounts in thousands):

	Amount	Weighted Average Interest Rate
Within 30 days	$2,311,256	2.42%
31 to 89 days	2,748,156	2.47
90 to 365 days	9,189,527	2.51

	$14,248,939	2.49%

Asset-backed CP

On June 30, 2004, the Company established a new $5 billion Asset-backed CP facility, which provides an alternative way to finance the Company’s high quality ARM securities portfolio. The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings. As of December 31, 2004, the Company had $4.9 billion of Asset-backed CP outstanding with a weighted average interest rate of 2.41%, maturity dates ranging from 3 to 49 days and a weighted average remaining maturity of 16 days.

As of December 31, 2004, these notes were collateralized by AAA-rated MBS from the Company’s ARM securities portfolio with a carrying value of $5.2 billion, including accrued interest.

CDOs

During 2004, $4.6 billion of ARM loans from the Company’s ARM loan portfolio were transferred to various Thornburg Mortgage Securities Trusts and were securitized. In these transactions, the Company, through its securities underwriters issued AAA and AA-rated floating-rate pass-through certificates totaling $3.0 billion and AAA and AA-rated fixed-rate pass-through certificates totaling $1.5 billion to third-party investors and the Company retained the subordinated certificates, which provide credit support to the certificates issued to third parties. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. The interest rates on the fixed-rate pass-through certificates are based on the weighted average pass-through rate of the pool of underlying Hybrid ARM loans which have initial fixed-rate terms ranging from three to ten years and then convert to Traditional ARM loans. In connection with the issuance of these CDOs, the Company incurred costs of $15.7 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These transactions were accounted for as financing of loans and represent permanent financing that is not subject to margin calls.

All of the Company’s CDOs are secured by its ARM loans. For financial reporting and tax purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rate of the pass-through certificates or cap the interest rate exposure on these transactions. As of December 31, 2004, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$3,337,365	2.93%
Fixed-rate financing	3,286,276	4.15%

Total	$6,623,641	3.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.3 billion and a weighted average strike price of 5.14% as of December 31, 2004.

As of December 31, 2004, the CDOs were collateralized by ARM loans with a principal balance of $6.7 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of December 31, 2004, the Company had four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities had a total committed borrowing capacity of $1.5 billion and an uncommitted capacity of $500 million at December 31, 2004, and expire between January 2005 and January 2006. The Company expects to renew these facilities. In January 2005, one of these facilities was renewed as an uncommitted facility bringing the total committed borrowing capacity to $900 million and the uncommitted capacity to $650 million. As of December 31, 2004, the Company had $285.6 million borrowed against these whole loan financing facilities at an effective cost of 3.36%. As of December 31, 2003, the Company had $369.3 million borrowed against whole loan financing facilities at an effective cost of 2.32%. The amount borrowed on the whole loan financing facilities at December 31, 2004 was collateralized by ARM loans with a carrying value of $292.5 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at December 31, 2004.

One of the whole loan financing facilities discussed above (with a committed borrowing capacity of $300 million and maturing in March 2005), is a securitization transaction in which the Company transfers groups of whole loans to a wholly-owned special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility is similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

Senior Notes

In 2003, the Company issued $255.0 million in Senior Notes. On November 26, 2004, the Company completed an add-on public offering of $50.0 million of Senior Notes issued at a premium price of 107.15%, which resulted in an effective cost of 6.8%, including the impact of issuance costs. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received a premium of $3.6 million related to the November 26, 2004 add-on public offering, which is being amortized over the remaining expected life of the Senior Notes. At December 31, 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.2 million and had an effective cost of 8.06%, which reduced the effect of issuance cost and premium received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of December 31, 2004, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Other

The total cash paid for interest was $612.2 million, $340.1 million and $236.5 million for 2004, 2003 and 2002 respectively.

Contractual Obligations

As of December 31, 2004, the Company had the following contractual obligations (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$14,248,939	$14,248,939	$—	$—	$—
Asset-backed CP	4,905,000	4,905,000	—	—	—
CDOs (1)	6,623,641	11,352	27,601	58,465	6,526,223
Whole loan financing facilities	285,555	285,555	—	—	—
Senior Notes	304,173	—	—	—	304,173
Payable for assets purchased	815,915	815,915	—	—	—

Total (2)	$27,183,223	$20,266,761	$27,601	$58,465	$6,830,396

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

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 (dollar amounts in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$18,656,045	$18,656,045	$11,520,741	$11,520,741
Securitized ARM loans	2,899,985	2,875,424	3,687,466	3,703,420
ARM loans collateralizing CDOs	6,720,810	6,810,708	3,146,961	3,138,634
ARM loans held for securitization	466,221	465,436	496,998	497,271
Hedging Instruments	144,230	144,230	40,356	40,356

Liabilities:
Reverse repurchase agreements	14,248,939	14,248,939	13,926,858	13,926,858
Asset-backed CP	4,905,000	4,905,000	—	—
CDOs	6,623,641	6,640,932	3,114,047	3,134,560
Whole loan financing facilities	285,555	285,555	369,343	369,343
Senior Notes	304,173	324,825	251,080	267,750
Hedging Instruments	26,027	26,027	113,518	113,518

As of December 31, 2004, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

In February 2004, the Company completed a public offering of 4,000,000 shares of Common Stock and received net proceeds of $110.1 million. In 2003, the Company completed public offerings of 7,473,500 shares of Common Stock for net proceeds of $170.5 million.

During 2004 and 2003, the Company issued 7,093,000 and 5,906,968 shares, respectively, of Common Stock through at-market transactions and received net proceeds of $198.0 million and $143.0 million, respectively, under controlled equity offering programs.

During 2004 and 2003, the Company issued 6,826,010 and 5,081,457 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $187.8 million and $118.6 million, respectively.

As of December 31, 2004, $398.0 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on January 21, 2004.

On August 18, 2003, the Company redeemed all 2,760,000 shares of Series A 9.68% Cumulative Convertible Preferred Stock, (“Series A Preferred Stock”), by converting each share of Series A Preferred Stock to one share of Common Stock.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (dollar amounts in thousands):

	Unrealized gains (losses) on ARM securities	Unrealized gains (losses) on Hedging Instruments	Accumulated Other Comprehensive Income
Balance, December 31, 2001	$(7,035)	$(29,531)	$(36,566)
Net change	50,524	(119,212)	(68,688)

Balance, December 31, 2002	43,489	(148,743)	(105,254)
Net change	(86,803)	49,279	(37,524)

Balance, December 31, 2003	(43,314)	(99,464)	(142,778)
Net change	(134,023)	186,086	52,063

Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)

The following table (dollar amounts in thousands) presents the changes for net unrealized holdings gains (losses) and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in OCI.

	Year ended December 31,
	2004	2003	2002
Unrealized gains (losses) on ARM securities
Net unrealized holdings gains (losses) arising during the period	$(121,524)	$(84,969)	$55,748
Reclassification adjustment for net gains included in income	(12,499)	(1,834)	(5,224)

Net change	$(134,023)	$(86,803)	$50,524

Unrealized gains (losses) on Hedging Instruments
Net unrealized holdings losses arising during the period	$(53,184)	$(116,842)	$(211,952)
Reclassification adjustment for net losses included in income	239,270	166,121	92,740

Net change	$186,086	$49,279	$(119,212)

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the Plan, effective September 29, 2002. The Board of Directors further amended the Plan in January 2003 to exclude the authorization of stock options. The amended Plan authorizes the Company’s Compensation Committee to grant DERs, SARs and PSRs.

Under the Plan, management directors, executive officers and key management employees of the Manager receive an aggregate grant of PSRs equivalent to the value of options to purchase Common Stock, based on values as calculated by a Black Scholes option model, for that number of shares equal to 3% of new common shares sold to the public. Prior to April 1, 2003, these individuals had also received an aggregate grant of DERs equal to 2.25% of new common shares sold to the public. The Compensation Committee allocates the aggregate awards of PSRs and DERs among the eligible individuals. In March 2003, the Compensation Committee voted to discontinue granting additional DERs to these individuals for new common shares sold to the public after March 31, 2003. The Compensation Committee also has the discretion to grant additional DERs, PSRs and SARs to these individuals under the Plan.

The PSRs vest over either a two or three-year period, determined by the Compensation Committee at the time of grant, at a rate of one-half or one-third at the end of each year, respectively. Dividends are paid on vested and non-vested PSRs granted on or before October 20, 2003 and can be paid in the form of cash or additional PSRs equal to the cash dividend value. At the October 20, 2003 Board of Directors meeting, the Board of Directors decided that unless otherwise approved, PSRs granted after October 20, 2003 would not earn a dividend until they are vested.

Restricted shares of Common Stock had been granted under the Company’s previous Stock Option and Incentive Plan pursuant to the direction of the Stock Option Committee (now renamed as the Compensation Committee) and approval of the Board of Directors. Restricted shares of Common Stock had generally been granted in lieu of incentive stock options and nonstatutory stock options. The Board of Directors determined a vesting period for the restricted shares granted (generally three years). In general, a portion of the restricted shares vested at the end of each year of the vesting period and the shares participated in the common dividends declared during the vesting period. The Company had been expensing the value of the restricted shares over the vesting period, based on their value as of the date of grant. In April 2002, the Company’s Board of Directors cancelled all previously granted restricted shares of Common Stock and replaced them with PSRs of equal value. The replacement PSRs vest over the original vesting period of the cancelled restricted shares.

In April 2002, the Company’s Board of Directors, based on a recommendation from the Compensation Committee, granted 72,105 PSRs to replace 578,303 stock options that had been cancelled in January 2002.

As of December 31, 2004, there were 1,521,897 DERs outstanding all of which were vested, and 917,740 PSRs outstanding, of which 778,347 were vested. The Company recorded an expense associated with DERs and PSRs of $9.8 million, $9.9 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the expense recorded in 2004, $5.8 million was the amount of dividend equivalents paid on DERs and PSRs, $2.0 million was the amortization of unvested PSRs and $2.0 million was the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment.

Notes receivable from stock sales arose from the Company financing a portion of the purchase of shares of Common Stock by directors, officers and employees through the exercise of stock options. The notes were full recourse promissory notes and were secured by a pledge of the shares of the Common Stock acquired. All of these notes were made prior to the enactment of the Sarbanes-Oxley Act of 2002. As of December 31, 2003, all of the notes receivables related to stock sales had been repaid to the Company.

In April 2002, the Board of Directors approved a limited stock repurchase program for the repurchase at current market value of shares of Common Stock. The repurchase of shares is limited to those shares that directors of the Company and employees of the Manager previously acquired upon the exercise of stock options and is subject to the approval of the Compensation Committee. Current market value is defined by the program as the closing market price on the day of repurchase. As of December 31, 2004, no shares have been repurchased under this program.

Note 9. Transactions with Affiliates

The Company is managed externally by the Manager under the terms of the Management Agreement. The Management Agreement was amended effective July 1, 2004. The term of the amended Management Agreement was extended to July 2014 and the formulas used to calculate the base management and performance-based incentive fees earned under the Management Agreement were revised such that the fees earned by the Manager will be reduced from what they would have been under the previous formulas. Specifically, the previous annual base management fee formula provided that the Manager earned 1.23% on the first $300 million of Average Historical Equity, plus 0.90% on Average Historical Equity above $300 million, subject to adjustment based on changes to the Consumer Price Index. The amended Management Agreement continues this structure but limits the fee earned on Average Historical Equity over $1.5 billion to 0.80% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.65% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to adjustment each July based on changes to the Consumer Price Index over the prior twelve month period.

The previous formula used to calculate the performance fee provided that the Manager earned 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate plus 1%. The amended Management Agreement continues this structure but provides that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

The Management Agreement provides for an annual review of the Manager’s performance under the Management Agreement by the independent directors of the Board of Directors. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

During the years ended December 31, 2004, 2003 and 2002, the Company reimbursed the Manager $8.9 million, $6.5 million and $3.5 million for expenses, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2004 and 2003, $488,000 and $422,000, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred base management fees of $16.2 million, $11.5 million and $7.8 million, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2004 and 2003, $1.5 million and $1.1 million, respectively, was payable by the Company to the Manager for the base management fee.

For the years ended December 31, 2004, 2003 and 2002, the Manager earned performance-based compensation in the amount of $34.6 million, $27.9 million and $17.5 million, respectively. As of December 31, 2004 and 2003, $9.3 million and $7.6 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors, officers and employees of the Company and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of December 31, 2004, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $39.1 million, had a weighted average interest rate of 3.92%, and maturities ranging between 2030 and 2035.

Note 10. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM assets and cash	$276,711	$240,051	$217,487	$195,813
Interest expense on borrowed funds	(198,168)	(168,098)	(143,435)	(126,093)

Net interest income	78,543	71,953	74,052	69,720

Servicing income, net	1,800	1,702	1,370	822
Gain (loss) on ARM assets and Hedging Instruments, net	4,015	4,907	(896)	3,544
Hedging expense	(150)	(149)	(149)	(158)
Provision for credit losses	(291)	(322)	(391)	(432)
Management fee	(4,423)	(4,184)	(3,936)	(3,627)
Performance fee	(9,280)	(8,517)	(8,480)	(8,334)
G & A expenses	(6,466)	(7,361)	(3,671)	(8,172)
Income taxes	(475)	—	—	—

Net income available to common shareholders	$63,273	$58,029	$57,899	$53,363

Basic and diluted EPS	$0.71	$0.69	$0.71	$0.70

Average number of common shares outstanding – Basic and diluted	89,271	84,643	81,373	76,631

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM assets and cash	$178,356	$151,166	$136,897	$123,196
Interest expense on borrowed funds	(111,073)	(91,261)	(82,166)	(71,162)

Net interest income	67,283	59,905	54,731	52,034

Fee income	518	424	637	304
Gain on ARM assets, net	605	1,820	3,580	—
Hedging expense	(151)	(145)	(220)	(177)
Provision for credit losses	(1,161)	(970)	(1,006)	—
Management fee	(3,271)	(3,068)	(2,686)	(2,485)
Performance fee	(7,650)	(7,136)	(6,924)	(6,187)
G & A expenses	(6,703)	(5,062)	(5,920)	(4,415)

Net income	49,470	45,768	42,192	39,074
Dividend on preferred stock	—	—	(1,670)	(1,670)

Net income available to common shareholders	$49,470	$45,768	$40,522	$37,404

Basic EPS	$0.69	$0.69	$0.68	$0.67

Diluted EPS	$0.69	$0.68	$0.67	$0.67

Average number of common shares outstanding – Basic	72,130	66,092	59,879	55,631

Average number of common shares outstanding – Diluted	72,130	67,532	62,639	58,391

SCHEDULE – Mortgage Loans on Real Estate

Column A, Description: The Company’s whole loan portfolio at December 31, 2004, which consisted only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A			Column B	Column C	Column G	Column H
Description (4)
Range of Carrying Amounts of Mortgages		Number of Loans	Interest Rate	Maturity Date	Carrying Amount of Mortgages (1) (3)	Principal Amount of Loans Delinquent as to Principal and Interest
ARM Loans:
	$0 -250	2,675	2.23 – 8.38	8/1/06 - 9/1/44	$424,638	$108
	251 -500	2,434	2.08 – 7.86	10/1/15 - 11/1/44	880,928	—
	501 -750	991	2.36 – 5.98	6/1/13 - 8/1/44	605,212	—
	751 -1,000	563	2.46 – 5.73	10/1/22 - 10/1/42	504,308	—
	over 1,000	505	2.08 – 7.38	6/1/13 - 11/1/44	883,388	—

		7,168			3,298,474	108

Hybrid ARM Loans:
	0 - 250	5,177	2.49 – 8.60	10/1/13 - 12/1/44	802,824	—
	251 - 500	5,013	2.36 – 7.48	8/1/18 - 12/1/44	1,860,709	1,426
	501 - 750	2,073	2.48 – 6.86	3/1/26 - 12/1/44	1,268,258	—
	751 -1,000	1,043	2.98 – 6.48	9/1/17 - 4/1/44	933,437	999
	over 1,000	1,173	2.36 – 8.10	10/1/13 - 12/1/44	1,879,900	—

		14,479			6,745,128	2,425

Premium					52,290
Allowance for Losses (2)					(9,434)
Principal Payments Receivable					2,543

		21,647			$10,089,001	$2,533

Notes:

(1)	Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2001	$572,414
Additions during 2002:
Loan purchases	2,849,511
Loans transferred from Company securities for modification	151,395

3,000,906
Deductions during 2002:
Collections of principal	209,939
Cost of mortgage loans securitized	2,353,685
Cost of mortgage loans sold	4,059
Cost of mortgage loans transferred to real estate-owned properties	204
Amortization of premium	3,014

2,570,901

Balance at December 31, 2002	1,002,419
Reclassification of ARM securities to securitized ARM loans	2,681,312

Adjusted balance at December 31, 2002	3,683,731
Additions during 2003:
Loan purchases	5,317,478
Cost of securitizing loans	3,457

5,320,935
Deductions during 2003:
Collections of principal	1,653,520
Allocation of cost of mortgage loans transferred to MSRs	9,363
Provision for credit losses	3,137
Cost of mortgage loans transferred to real estate-owned properties	140
Amortization of premium	7,763

1,673,923

Balance at December 31, 2003	7,330,743
Additions during 2004:
Loan purchases	4,405,014

11,735,757
Deductions during 2004:
Collections of principal	1,621,428
Allocation of cost of mortgage loans transferred to MSRs	16,402
Provision for credit losses	1,436
Cost of mortgage loans transferred to real estate-owned properties	268
Amortization of premium	6,486
Change in fair value of purchase lock commitments	736

1,646,756

Balance at December 31, 2004	$10,089,001

(2)	The provision for losses is based on management’s assessment of probable credit loss based on various factors.

Reconciliation of loss reserve:
Balance at December 31, 2001	$100
Provision for losses	—

Balance at December 31, 2002	100
Provision for losses	3,137
Transfer from basis adjustment upon reclassification of ARM securities to securitized ARM loans	4,756

Balance at December 31, 2003	7,993
Provision for losses	1,441

Balance at December 31, 2004	$9,434

(3)	Cost for Federal income taxes is the same.

(4)	The geographic distribution of the Company’s whole loan portfolio at December 31, 2004 was as follows:

State or Territory	Number of Loans	Carrying Amount
California	4,036	$2,649,823
Georgia	2,998	999,852
Florida	2,016	822,925
New York	1,135	763,465
Colorado	1,405	751,339
New Jersey	732	398,282
Virginia	928	356,540
South Carolina	761	288,300
New Mexico	720	271,947
Connecticut	331	256,590
North Carolina	678	251,889
Texas	724	249,701
Massachusetts	424	230,343
Pennsylvania	388	196,374
Illinois	466	176,578
Other states, less than 331 loans each	3,905	1,379,654
Premium		52,290
Allowance for losses		(9,434)
Principal payments receivable		2,543

TOTAL	21,647	$10,089,001

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Annual Report on Form 10-K.

“Adjusted Equity-to-Assets Ratio” means a ratio that reflects the relationship between assets financed with recourse debt that is subject to margin calls and our long-term capital position (which includes both equity and Senior Notes). The ratio is a non-GAAP measurement that we have adopted and that the Board of Directors has approved as an internal policy. Our policy requires us to maintain this ratio at a minimum of 8%, which represents approximately twice the initial margin requirement for our recourse debt.

“Agency Securities” means ARM securities that are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

“Agent” means American Stock Transfer & Trust Company, TMA’s transfer agent.

“ARM” means adjustable-rate and variable-rate mortgage, which signifies that adjustments of the underlying interest rate are made at predetermined times based on an agreed margin to an established index.

“ARM Loans” means securitized ARM loans, ARM loans collateralizing long-term debt and ARM loans held for securitization.

“Asset-backed CP” means asset-backed commercial paper, which provides an alternative way to finance our high quality ARM securities portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings.

“Average Historical Equity” means for any period the difference between our total assets and total liabilities calculated on a consolidated basis in accordance with GAAP, excluding (i) OCI, (ii) goodwill and (iii) other intangibles, computed by taking the average of such values at the end of each month during such period, adjusted for equity sold during the period on a pro rata basis.

“Average Net Worth” means for any period the average of the sum of the gross proceeds from any offering of our equity securities, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus our retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, and shall be reduced by any amount that we pay for the repurchases of Common Stock.

“Basic EPS” means basic earnings per share, calculated by dividing net income available to common stockholders by the average common shares outstanding during the period.

“Board of Directors” means the board of directors of TMA.

“BP” means basis point, a hundredth of a percent.

“Cap Agreements” means interest rate cap agreements, pursuant to which we receive cash payments if the interest rate index specified in any such agreement increases above contractually specified levels, thus effectively capping the interest rate on a specified amount of borrowings at a level specified by the agreement.

“CDOs” means collateralized debt obligations, which can be either floating-rate or fixed-rate non-recourse financing, all of which is issued by trusts and secured by ARM loans and may also include Hedging Instruments. CDOs represent long-term financing that is not subject to margin calls. Approximately 2% of equity capital is required to support CDO financing.

“CMOs” means collateralized mortgage obligations which are debt obligations ordinarily issued in series and backed by a pool of fixed-rate mortgage loans, Hybrid ARM loans, Traditional ARM loans or ARM securities, each of which consists of several serially maturing classes. Generally, principal and interest payments received on the underlying mortgage-related assets securing a series of CMOs are applied to principal and interest due on one or more classes of the CMOs of such series.

“Code” means the Internal Revenue Code of 1986, as amended.

“Code of Conduct” means the Code of Business Conduct and Ethics adopted by TMA.

“Common Stock” means shares of TMA’s common stock, $.01 par value per share.

“Company” means TMA and its subsidiaries, unless specifically stated otherwise or the context indicates otherwise.

“Corporate Governance Guidelines” means the Corporate Governance Guidelines adopted by TMA.

“CPR” means constant prepayment rate, which refers to the annualized rate at which the mortgage assets in our portfolio are prepaid. The CPR typically increases as interest rates decrease and, conversely, the CPR typically decreases as interest rates increase.

“DERs” means dividend equivalent rights, which may be granted under the Plan. A DER consists of the right to receive either cash or PSRs in an amount equal to the value of the cash dividends paid on a share of Common Stock.

“Diluted EPS” means earnings per share expressed as if all outstanding convertible securities and warrants have been exercised.

“DRSPP” means the Dividend Reinvestment and Stock Purchase Plan adopted by TMA.

“Duration” is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. For example, a duration of 1.7 months implies that a 1% change in interest rates would cause a .14% change in the opposite direction in the value of our portfolio (i.e., 1.7 months equals 14% of twelve months.)

“EITF” means Emerging Issues Task Force Abstract which is an authoritative GAAP pronouncement issued by the FASB.

“EPS” means earnings per share.

“Eurodollar Transactions” means Eurodollar futures contracts, which are three month contracts with a price that represents the forecasted three-month LIBOR rate. The sale of these contracts locks in a future interest rate.

“Fannie Mae” means the Federal National Mortgage Association, a government-sponsored private corporation that operates under a federal charter.

“FASB” means the Financial Accounting Standards Board.

“Federal Funds” means the overnight intrabank lending rate.

“FICO” means a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models.

“FIN” means Financial Accounting Standards Board Interpretation.

“Freddie Mac” means the Federal Home Loan Mortgage Corporation, a federally-chartered private corporation.

“Fully Indexed” means an ARM asset that has an interest rate currently equal to its applicable index plus a margin to the index that is specified by the terms of the ARM asset.

“G & A” means general and administrative.

“GAAP” means generally accepted accounting principles set forth in the statements, opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and the FASB or in such other statements by such other entity as may be approved by a significant segment of the accounting profession of the United States.

“Ginnie Mae” means the Government National Mortgage Association, a government-owned corporation within the United States Department of Housing and Urban Development.

“Hedging Instruments” means Cap Agreements, Swap Agreements and Eurodollar Transactions which are derivative financial instruments that we use to manage our interest rate exposure when financing the purchase of ARM assets.

“High Quality” means (i) Agency Securities, (ii) ARM securities and securitized ARM loans which are rated within one of the two highest rating categories by at least one of the Rating Agencies, (iii) securities and securitized loans that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality-rated mortgage security, as determined by the Manager and approved by the Board of Directors, or (iv) the portion of ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency. Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments.

“Hybrid ARM Hedging Instruments” means Hedging Instruments, including Swap Agreements, Eurodollar Transactions and Cap Agreements, that we use to manage our interest rate exposure when financing the purchase of Hybrid ARMs.

“Hybrid ARMs” means ARM securities and loans that have a fixed interest rate for an initial period of three to ten years, after which they convert to Traditional ARMs for their remaining terms to maturity.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“Investment Grade” generally means a security rating of BBB or better by Standard & Poor’s Corporation or Baa or better by Moody’s Investors Service, Inc.

“IRA” means Individual Retirement Account.

“LIBOR” means the London InterBank Offer Rate, which is fixed each morning at 11 a.m. London time, by the British Bankers’ Association. The rate is an average derived from sixteen quotations provided by banks determined by the British Bankers’ Association, the four highest and lowest are then eliminated and an average of the remaining eight is calculated to arrive at the fixed rate.

“Management Agreement” means the management agreement by and between TMA and the Manager whereby the Manager performs certain services for TMA in exchange for certain fees.

“Manager” means Thornburg Mortgage Advisory Corporation, a Delaware corporation.

“MBA” means the Mortgage Bankers Association.

“MBS” means mortgage-backed securities, which are pools of mortgages used as collateral for the issuance of securities in the secondary market. MBS are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors. The interest rate of the security is lower than the interest rate of the underlying loan to allow for payment of servicing and guaranty fees.

“MSRs” means mortgage servicing rights.

“Net Duration” or “Net Portfolio Duration” means the Duration of ARM assets minus the Duration of borrowings and Hedging Instruments.

“OCI” means the Company’s accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

“Other Investments” means assets that are (i) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans that are rated at least Investment Grade at the time of purchase, (ii) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A quality” standards and acquired for the purpose of future securitization, (iii) fixed-rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties, (iv) real estate properties acquired as a result of foreclosing on our ARM Loans, or (v) as authorized by the Board of Directors, ARM securities rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as part of a loan securitization effected by third parties in which we purchase all of the classes of the loan securitization, and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis. Other Investments may not comprise more than 30% of our total assets.

“Pipeline Hedging Instruments” means Eurodollar Transactions that we use to limit interest rate risk associated with commitments to purchase ARM loans.

“Plan” means TMA’s Amended and Restated 2002 Long-Term Incentive Plan, as amended.

“Portfolio Margin” means yield on net interest earning assets.

“PSRs” means phantom stock rights, which may be granted under the Plan. A PSR consists of (i) the unfunded deferred obligation of TMA to pay the recipient of a PSR, upon exercise, an amount of cash equal to the fair market value of a share of Common Stock at the time of exercise, and (ii) the recipient’s right to receive distributions, either in the form of cash or additional PSRs, in an amount equal to the value of the cash dividends that are paid on a share of Common Stock.

“QSPE” means qualifying special purpose entity.

“Qualified REIT Assets” means real estate assets as defined by the Code. Substantially all the assets that we have acquired and will acquire for investment are expected to be Qualified REIT Assets.

“Qualifying Interests” means “mortgages and other liens on and interests in real estate,” as defined in Section 3(c)(5)(C) under the Investment Company Act. Under current SEC staff interpretations, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code.

“Rating Agencies” means Standard & Poor’s Corporation and Moody’s Investors Service, Inc.

“REIT” means real estate investment trust as defined in the Code.

“REMIC” means real estate mortgage investment conduit which is an entity that holds a fixed pool of mortgages and issues multiple classes of interests in itself to investors as defined in the Code.

“Return on Equity” or “ROE” means for any quarter the quotient obtained by dividing our annualized net income for the quarter by our Average Net Worth for the quarter.

“SAB” means Staff Accounting Bulletin which is an authoritative GAAP pronouncement issued by the FASB.

“SARs” means stock appreciation rights, which may be granted under the Plan. An SAR consists of the unfunded deferred obligation of TMA to pay the recipient of the SAR, upon exercise, an amount of cash equal to the excess, if any, of the fair market value of a share of Common Stock over the stated amount of the SAR.

“SEC” means the United States Securities and Exchange Commission.

“Senior Notes” means the 8% senior unsecured notes due May 15, 2013, issued by TMA.

“Service” means the Internal Revenue Service.

“SFAS” means Statement of Financial Accounting Standards which is an authoritative GAAP pronouncement issued by the FASB.

“SOP” means Statement of Position which is an authoritative GAAP pronouncement issued by the FASB.

“SPE” means special purpose entity.

“Swap Agreements” means interest rate swap agreements, pursuant to which we agree to pay a fixed rate of interest and to receive a variable interest rate, thus effectively fixing the cost of funds.

“Ten Year U.S. Treasury Rate” means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government that we select. If we determine in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. Government securities that we select.

“Thornburg Mortgage Securities Trusts” means the special purpose entities created to purchase our loans and issue securities to effect the securitization process.

“TMA” means Thornburg Mortgage, Inc., a Maryland corporation.

“TMCR” means Thornburg Mortgage Capital Resources, LLC, a wholly-owned special purpose finance subsidiary of TMD.

“TMD” means Thornburg Mortgage Depositor, LLC, a wholly-owned special purpose finance subsidiary of TMA.

“TMHL” means Thornburg Mortgage Home Loans, Inc., a wholly-owned mortgage loan origination subsidiary of TMA.

“Traditional ARMs” means ARM securities and loans that have interest rates that reprice in a year or less.