Form 10-Q
period 2005-03-31
THORNBURG MORTGAGE INC
filed 2005-05-09
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Not applicable

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

Common Stock ($.01 par value) 95,492,444 as of May 4, 2005

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS

ARM assets:
ARM securities, net	$19,490,760	$18,656,045
ARM loans:
Securitized ARM loans, net	4,004,485	2,899,985
ARM loans collateralizing CDOs, net	6,355,580	6,720,810
ARM loans held for securitization, net	449,179	466,221

ARM loans	10,809,244	10,087,016

ARM assets	30,300,004	28,743,061
Cash and cash equivalents	27,204	112,622
Restricted cash and cash equivalents	33,746	30,737
Hedging Instruments	331,651	144,230
Accrued interest receivable	143,345	118,273
Prepaid expenses and other	44,648	40,695

	$30,880,598	$29,189,618

LIABILITIES

Reverse repurchase agreements	$17,076,520	$14,248,939
Asset-backed CP	4,990,000	4,905,000
CDOs	6,254,720	6,623,641
Whole loan financing facilities	107,185	285,555
Hedging Instruments	4,712	26,027
Senior Notes	304,198	304,173
Payable for securities purchased	—	815,915
Accrued interest payable	65,097	44,109
Dividends payable	100	62,495
Accrued expenses and other	44,785	84,580

	28,847,317	27,400,434

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $50,000; 2,300,000 and 0 shares authorized, 2,000,000 and 0 shares issued and outstanding, respectively	48,344	—
Common stock: par value $0.01 per share; 497,678,000 shares authorized, 94,638,000 and 91,904,000 shares issued and outstanding, respectively	946	919
Additional paid-in-capital	1,947,919	1,872,487
Accumulated other comprehensive loss	(37,777)	(90,715)
Retained earnings	73,849	6,493

	2,033,281	1,789,184

	$30,880,598	$29,189,618

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest income from ARM assets and cash equivalents	$308,059	$195,813
Interest expense on borrowed funds	(224,892)	(126,093)

Net interest income	83,167	69,720

Servicing income, net	2,515	822
Gain on ARM assets and Hedging Instruments, net	2,967	3,544
Hedging expense	—	(158)
Provision for credit losses	(409)	(432)
Management fee	(4,706)	(3,627)
Performance fee	(10,035)	(8,334)
Long-term incentive awards	(1,428)	(4,495)
Other operating expenses	(4,615)	(3,677)

NET INCOME	$67,456	$53,363

Net income	$67,456	$53,363
Dividend on preferred stock	(100)	—

Net income available to common shareholders	$67,356	$53,363

Earnings per share:
Net income	$0.72	$0.70

Average number of shares outstanding	93,173	76,631

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$67,456	$53,363
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	(145,964)	87,054
Reclassification adjustment for net gains included in income	(1,645)	(3,012)

Net change in unrealized gains (losses) on securities	(147,609)	84,042

Unrealized gains (losses) on hybrid hedging instruments:
Net unrealized gains (losses) arising during the period	173,724	(177,452)
Reclassification adjustment for net losses included in income	26,823	61,479

Net change in unrealized gains (losses) on hybrid hedging instruments	200,547	(115,973)

Other comprehensive income	52,938	(31,931)

Comprehensive income	$120,394	$21,432

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2005 and 2004

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$4,263	$1,239,104
Comprehensive income:
Net income					53,363	53,363
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				84,042		84,042
Hedging Instruments:
Fair value adjustment, net of amortization				(115,973)		(115,973)
Issuance of Common Stock		60	168,271			168,331

Balance, March 31, 2004	$—	$800	$1,545,150	$(174,709)	$57,626	$1,428,867

Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					67,456	67,456
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(147,609)		(147,609)
Hedging Instruments:
Fair value adjustment, net of amortization				200,547		200,547
Issuance of Common Stock		27	75,432			75,459
Issuance of preferred stock	48,344					48,344
Dividends declared on preferred stock - $0.05 per share					(100)	(100)

Balance, March 31, 2005	$48,344	$946	$1,947,919	$(37,777)	$73,849	$2,033,281

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$67,456	$53,363
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ARM assets net premium	19,904	12,721
Gain on ARM assets and Hedging Instruments, net	(2,967)	(3,544)
Provision for credit losses	409	432
Hedging expense	—	158
Change in assets and liabilities:
Accrued interest receivable	(25,072)	(8,391)
Prepaid expenses and other	(3,953)	(4,573)
Accrued interest payable	20,988	4,603
Accrued expenses and other	(39,795)	3,535

Net cash provided by operating activities	36,970	58,304

Investing Activities:
ARM securities:
Purchases	(3,487,063)	(3,563,852)
Proceeds on sales	279,496	348,709
Principal payments	1,382,906	1,021,834
Securitized ARM loans:
Principal payments	138,374	129,469
ARM loans collateralizing CDOs:
Principal payments	312,839	116,796
ARM loans held for securitization:
Purchases and originations	(1,175,438)	(997,871)
Principal payments	4,983	11,846

Net cash used in investing activities	(2,543,903)	(2,933,069)

Financing Activities:
Net borrowings from reverse repurchase agreements	2,827,581	2,319,650
Net borrowings from Asset-backed CP	85,000	—
CDO borrowings	—	1,106,707
CDO paydowns	(368,921)	(117,355)
Net whole loan financing facilities paydowns	(178,370)	(263,438)
Payments made on Eurodollar contracts	(2,074)	(2,254)
Proceeds from Common Stock issued, net	75,459	168,331
Proceeds from preferred stock issued, net	48,344	—
Dividends paid	(62,495)	(47,350)
Net increase in restricted cash	(3,009)	(71,446)

Net cash provided by financing activities	2,421,515	3,092,845

Net (decrease) increase in cash and cash equivalents	(85,418)	218,080
Cash and cash equivalents at beginning of period	112,622	85,366

Cash and cash equivalents at end of period	$27,204	$303,446

See noncash disclosures in Note 2 and Note 4.

See Notes to Consolidated Financial Statements

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these financial statements, Thornburg Mortgage, Inc. and its subsidiaries are referred to as “the Company,” unless specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Note 1. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2004 Annual Report on Form 10-K.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (“TMA”), Thornburg Mortgage Depositor, LLC (“TMD”), Thornburg Mortgage Home Loans, Inc. (“TMHL”), Thornburg Mortgage Capital Resources, LLC (“TMCR”) and TMHL’s two wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMCR and TMD are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes from that date forward. All material intercompany accounts and transactions are eliminated in consolidation.

New accounting pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. The Company has already adopted the EITF 03-01 disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company is required to adopt the provisions of the standard effective for annual periods beginning after June 15, 2005. Management believes that the Company’s current method of accounting for share-based payments is consistent with SFAS 123(R).

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amounts of cash equivalents approximate their respective fair values.

Restricted cash and cash equivalents

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

ARM loans collateralizing CDOs are loans the Company has securitized into sequentially rated classes with the lower rated classes providing credit support for certificates issued to third-party investors in structured financing arrangements.

In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, loan securitizations resulting in securitized ARM loans and ARM loans collateralizing CDOs are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

ARM loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees and reserve for loan losses. In accordance with SFAS 140, securitized ARM loans and ARM loans collateralizing CDOs are accounted for as loans and are not considered investments subject to classification under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized through interest income over the lives of the assets using the effective yield method, adjusted for the effect of estimated prepayments. Estimating prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM loans, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

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

Credit risk and reserve for loan losses

The Company limits its exposure to credit losses on its portfolio of ARM securities by purchasing ARM securities that generally have at least an Investment Grade rating at the time of purchase and have some form of credit enhancement, or are Agency Securities. The Company also purchases and originates “A quality” ARM loans.

The Company also purchases all classes of third-party ARM loan securitizations (including the classes rated less than Investment Grade). Like the Company’s own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. When the Company acquires all classes of third-party ARM loan securitizations, some of the classes are below Investment Grade and the purchase price of those classes generally includes a discount for probable credit losses. This discount is recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company will revise its estimate of probable losses and the estimate of new losses will be recorded as a reduction in earnings.

The Company also maintains a reserve for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, current economic conditions, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the reserve for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company provides specific reserves for loan losses on loans that are considered to be impaired when a significant permanent decline in value is identified.

Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized and would affect the dividends paid to shareholders for that tax year.

Valuation methods

The fair values of the Company’s ARM securities, securitized ARM loans and ARM loans collateralizing CDOs are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of an ARM security or securitized ARM loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair values of ARM loans held for securitization are estimated by the Company using the same pricing models employed by the Company to determine prices to purchase loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

The net unrealized gain or loss on commitments to purchase ARM loans from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase loan commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase loan commitments is recorded as a component of ARM loans, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in gain (loss) on ARM assets and Hedging Instruments, net on the Consolidated Income Statements.

The fair values of the Company’s CDOs, Senior Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar Transactions is determined on a daily basis by the closing prices on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents, interest receivable, prepaid expenses and other assets, reverse repurchase agreements, Asset-backed CP, other borrowings and other liabilities are reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) if it achieves offsetting cash flows attributable to the risk being hedged and meets certain statistical measures pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical measures, it is ineffective.

As the Company enters into hedging transactions, it formally documents the relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively.

Hybrid ARM Hedging Instruments

The Company enters into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM assets. Though the Company generally borrows money based on short-term interest rates, its Hybrid ARM assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM assets such that the combined Effective Duration of its borrowings and Hybrid ARM Hedging Instruments closely matches the Effective Duration of the Hybrid ARM assets, the difference being Net Effective Duration. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM assets being financed.

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

The Company enters into Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the respective Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings so as not to exceed the level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity. Therefore, the expense in future periods is expected to be greater than that experienced initially.

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

The unrealized gain (loss) on Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain (loss) in accumulated other comprehensive income (loss) and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed cost of money over the life of the Hedging Instrument.

Pipeline Hedging Instruments

The Company enters into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in gain (loss) on ARM assets and Hedging Instruments, net, on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 8. Since inception of the plan in 2002, the Company has accounted for all awards issued and future awards under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The PSRs issued under the plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock.

The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense over the vesting period in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Dividend-equivalent payments on vested and unvested PSRs and DERs are recognized as compensation expense in the period in which they are declared.

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133.

The net unrealized gain on the Company’s ARM Loans of $22.4 million and $64.6 million at March 31, 2005 and December 31, 2004, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

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

Income taxes for the quarter ended March 31, 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. The only significant difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relates to MSRs capitalized for financial statement purposes. The related deferred liability is immaterial at March 31, 2005 and is included in Accrued expenses and other on the Consolidated Balance Sheets.

Net earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three-month periods ended March 31, 2005 and 2004 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended March 31, 2005
EPS, income available to common shareholders	$67,356	93,173	$0.72

Three Months Ended March 31, 2004
EPS, income available to common shareholders	$53,363	76,631	$0.70

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. ARM Assets

The following tables present the Company’s ARM assets as of March 31, 2005 and December 31, 2004 (in thousands):

March 31, 2005	ARM securities	Securitized ARM loans	ARM loans collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$19,538,576	$3,983,903	$6,325,134	$450,963	$30,298,576
Net unamortized premium	271,445	25,579	32,488	183	329,695
Loan loss reserves	—	(7,552)	(2,042)	(250)	(9,844)
Non-accretable discounts	(7,991)	—	—	—	(7,991)
Net unrealized gain on purchase loan commitments	—	—	—	(1,717)	(1,717)
Principal payment receivable	13,676	2,555	—	—	16,231

Amortized cost, net	19,815,706	4,004,485	6,355,580	449,179	30,624,950
Gross unrealized gains	7,623	13,575	65,608	1,826	88,632
Gross unrealized losses	(332,569)	(57,540)	—	(1,103)	(391,212)

Fair value	$19,490,760	$3,960,520	$6,421,188	$449,902	$30,322,370

Carrying value	$19,490,760	$4,004,485	$6,355,580	$449,179	$30,300,004

December 31, 2004	ARM securities	Securitized ARM loans	ARM loans collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$18,553,951	$2,894,025	$6,683,216	$464,569	$28,595,761
Net unamortized premium	275,592	10,844	39,351	2,095	327,882
Loan loss reserves	—	(7,427)	(1,757)	(250)	(9,434)
Non-accretable discounts	(6,478)	—	—	—	(6,478)
Net unrealized gain on purchase loan commitments	—	—	—	(193)	(193)
Principal payment receivable	10,317	2,543	—	—	12,860

Amortized cost, net	18,833,382	2,899,985	6,720,810	466,221	28,920,398
Gross unrealized gains	19,832	8,367	90,018	1,062	119,279
Gross unrealized losses	(197,169)	(32,928)	(120)	(1,847)	(232,064)

Fair value	$18,656,045	$2,875,424	$6,810,708	$465,436	$28,807,613

Carrying value	$18,656,045	$2,899,985	$6,720,810	$466,221	$28,743,061

The Company recorded a net gain on ARM assets and Hedging Instruments of $3.0 million during the three months ended March 31, 2005. This gain consists of a $1.6 million gain on the sale of $277.9 million of ARM assets, a net gain of $7.1 million on Pipeline Hedging Instruments and a net loss of $5.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company realized a gain on ARM assets of $3.5 million during the three months ended March 31, 2004. This gain consists of a $3.2 million gain on the sale of $345.5 million of ARM assets and a gain of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net loss of $3.5 million on Pipeline Hedging Instruments.

During the three months ended March 31, 2005, the Company securitized $1.3 billion of its ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) the Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization and (ii) the Company retained all of the resulting securities for its securitized ARM loan portfolio. Of the securities retained, 99.3% were rated Investment Grade and 0.7%

were rated less than Investment Grade. As of March 31, 2005, the Company had $10.4 billion of ARM assets as a result of the Company’s securitization efforts. As of December 31, 2004, the Company had $9.6 billion of ARM assets as a result of the Company’s securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are the Company’s wholly-owned subsidiaries.

During the quarter ended March 31, 2005, the Company purchased $1.4 billion of third party loan securitizations in transactions in which the Company purchased all classes of the securitizations, including the subordinated classes. At March 31, 2005 and December 31, 2004, the Company’s ARM securities included $4.8 billion and $3.6 billion, respectively, resulting from the Company’s aggregate purchase of third party loan securitizations. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. The Company recorded non-accretable discounts of $1.9 million related to securities purchased during the first quarter of 2005. As of March 31, 2005 and December 31, 2004, the Company had total non-accretable discounts of $8.0 million and $6.5 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As of March 31, 2005, 31 of the underlying loans were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $7.4 million.

During the three months ended March 31, 2005 and 2004, the Company recorded loan loss provisions totaling $409,000 and $432,000, respectively, to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $9.8 million and $9.4 million, respectively.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 611 individual securities have been in a continuous unrealized loss position, at March 31, 2005 (dollar amounts in thousands):

Unrealized Losses on ARM Securities as of March 31, 2005

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,562,847	$(20,723)	$627,463	$(15,658)	$2,190,310	$(36,381)
AAA/Aaa rating	11,359,980	(134,576)	4,971,262	(148,347)	16,331,242	(282,923)
AA/Aa rating	127,780	(1,258)	68,308	(9,328)	196,088	(10,586)
A rating	65,350	(917)	3,724	(135)	69,074	(1,052)
BBB/Baa rating	25,804	(554)	8,732	(803)	34,536	(1,357)
BB/Ba rating and below	11,587	(270)	—	—	11,587	(270)

Total	$13,153,348	$(158,298)	$5,679,489	$(174,271)	$18,832,837	$(332,569)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its ARM securities until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the three-month period ended March 31, 2005, the net unrealized loss of $177.3 million on ARM securities increased by $147.6 million to a net unrealized loss of $324.9 million. During the same three-month period in 2005, the net unrealized gain on Hedging Instruments of $86.6 million increased by $200.5 million to a net unrealized gain of $287.1 million, for a combined increase in the net unrealized loss on ARM securities and Hedging Instruments of $52.9 million. While the Company’s ARM securities are designated as available-for-sale, the Company does not typically sell its ARM securities and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of March 31, 2005 and December 31, 2004 (dollar amounts in thousands):

March 31, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$272	0.00%	0.00%
90 days or more	1	5,000	0.05	0.02
In bankruptcy and foreclosure	6	2,811	0.03	0.01

	8	$8,083	0.08%	0.03%

December 31, 2004
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$5,000	0.05%	0.02%
90 days or more	2	517	0.01	0.00
In bankruptcy and foreclosure	5	2,165	0.02	0.01

	8	$7,682	0.08%	0.03%

As of March 31, 2005, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the amount of $368,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at March 31, 2005.

MSRs capitalized upon the securitization of $1.3 billion and $1.1 billion of ARM loans during the three months ended March 31, 2005 and 2004, respectively, totaled $7.8 million and $3.7 million, respectively. MSRs of $27.4 million, net of amortization of $980,000 during the three months ended March 31, 2005, are included in prepaid expenses and other on the Consolidated Balance Sheets at March 31, 2005. MSRs of $20.6 million are included in prepaid expenses and other on the Consolidated Balance Sheets at December 31, 2004. At March 31, 2005, the fair value of the MSRs in each risk stratum exceeded their cost basis.

As of March 31, 2005, the Company had commitments to purchase or originate the following amounts of ARM assets (dollar amounts in thousands):

ARM securities – private high quality	$246,504
ARM loans – correspondent originations	542,974
ARM loans – direct originations	78,996

$868,474

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2006 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. At March 31, 2005, the balance of the Hybrid ARM securities was approximately $1.3 billion, but is expected to be less than 60% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of March 31, 2005, the Company had delivered ARM assets with a carrying value of $2.9 million and $3.2 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of March 31, 2005 and December 31, 2004, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate current notional balances of $22.8 billion and $19.6 billion, respectively. In addition, as of March 31, 2005, the Company had entered into delayed Swap Agreements with notional balances totaling $2.8 billion that become effective between April 2005 and October 2006 and are also accounted for as cash flow hedges as of March 31, 2005. These delayed Swap Agreements have been entered into to hedge the forecasted financing of the Company’s ARM asset purchase commitments at March 31, 2005. As of March 31, 2005, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.6 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.14% and 3.04% at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, ARM assets with a carrying value of $3.0 million, including accrued interest, collateralized the Swap Agreements. The Company held net cash collateral from Swap Agreement counterparties totaling $49.1 million at March 31, 2005.

The net unrealized gain on Swap Agreements at March 31, 2005 of $301.8 million included Swap Agreements with gross unrealized gains of $306.5 million and gross unrealized losses of $4.7 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized gain of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of March 31, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $302.1 million. Over the next twelve months, $39.2 million of these net unrealized gains are expected to be realized.

As of March 31, 2005 and December 31, 2004, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM loans collateralizing CDOs had remaining notional amounts of $1.2 billion and $1.3 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at March 31, 2005 and December 31, 2004 was $20.3 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of March 31, 2005 and December 31, 2004, the unrealized losses on these Cap Agreements of $14.9 million and $21.1 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following March 31, 2005, $4.4 million of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.29%. The Cap Agreements had an average maturity of 3.7 years as of March 31, 2005 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the Net Effective Duration is less than one year. At March 31, 2005, the financing and hedging of the Company’s Hybrid ARM assets resulted in a Net Effective Duration of approximately 4.8 months while the financing and hedging of all of the Company’s ARM assets resulted in a Net Effective Duration of approximately 4.4 months. This suggests a low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change.

Interest expense for the quarter ended March 31, 2005 includes net payments on Hybrid ARM Hedging Instruments of $25.8 million. Interest expense for the same period in 2004 includes net payments on Hybrid ARM Hedging Instruments of $61.5 million.

Pipeline Hedging Instruments

The fair value of the Pipeline Hedging Instruments at March 31, 2005 and December 31, 2004 was a net unrealized gain of $6.2 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $651.0 million and $688.0 million at March 31, 2005 and December 31, 2004, respectively. During the three-month periods ended March 31, 2005 and 2004, the Company recognized a $7.1 million gain and a $3.5 million loss, respectively, on Pipeline Hedging Instruments, which is included in gain on ARM assets and Hedging Instruments, net, in the Company’s Consolidated Income Statements along with a $5.7 million loss and a $3.8 million gain recorded on loan commitments for the three-month periods ended March 31, 2005 and 2004, respectively.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of March 31, 2005, had borrowed funds from 16 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of March 31, 2005, the Company had $17.1 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.95% and a weighted average remaining maturity of 3.0 months. As of December 31, 2004, the Company had $14.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.49% and a weighted average remaining maturity of 3.6 months. As of March 31, 2005, $16.6 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from three to eighteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $17.8 billion, including accrued interest, and cash totaling $9.4 million, collateralized the reverse repurchase agreements at March 31, 2005.

At March 31, 2005, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$3,404,406
31 to 89 days	5,892,644
90 to 365 days	7,779,470

$17,076,520

Asset-backed CP

On June 30, 2004, the Company established a $5 billion Asset-backed CP facility, which provides an alternative way to finance the Company’s high quality ARM securities portfolio. The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings. As of March 31, 2005, the Company had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 2.99% and a weighted average remaining maturity of 16 days.

As of March 31, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM securities portfolio with a carrying value of $5.3 billion, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The

Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$3,093,485	3.44%
Fixed-rate financing (3)	3,161,235	4.17%

Total	$6,254,720	3.81%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.2 billion and a weighted average strike price of 5.29% as of March 31, 2005.

(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.8 billion.

As of March 31, 2005, the CDOs were collateralized by ARM loans with a principal balance of $6.4 billion. The debt matures between 2033 and 2044 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of March 31, 2005, the Company had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities had a total committed borrowing capacity of $900 million and an uncommitted capacity of $650 million and expire between May 2005 and February 2006. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of March 31, 2005, the Company had $107.2 million borrowed against these whole loan financing facilities at an effective rate of 3.38%. As of December 31, 2004, the Company had $285.6 million borrowed against whole loan financing facilities at an effective cost of 3.36%. The amount borrowed on the whole loan financing facilities at March 31, 2005 was collateralized by ARM loans with a carrying value of $109.9 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at March 31, 2005.

One of the whole loan financing facilities discussed above (with a committed borrowing capacity of $300 million and maturing in May 2005), is a securitization transaction in which the Company transfers groups of whole loans to a wholly owned bankruptcy-remote special purpose subsidiary. The subsidiary, in turn, simultaneously transfers its interest in the loans to a trust, which issues beneficial interests in the loans in the form of a note and a subordinated certificate. The note is then used to collateralize borrowings. This whole loan financing facility is similar to a secured line of credit whereby the Company can deliver loans into the facility and take loans out of the facility at the Company’s discretion, subject to the terms and conditions of the facility. This securitization transaction is accounted for as a secured borrowing.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at March 31, 2005. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received a premium of $3.6 million related to the notes offering, which is being amortized over the remaining expected life of the Senior Notes. At March 31, 2005 and December 31, 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.2 million and $304.2 million, respectively, and had an effective cost of 8.07% and 8.06%, respectively, which reduced the effect of issuance cost and premium received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of March 31, 2005, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Other

The total cash paid for interest was $202.1 million and $120.3 million for the quarters ended March 31, 2005 and 2004, respectively.

Contractual Obligations

As of March 31, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$17,076,520	$17,076,520	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	6,254,720	10,780	28,137	58,120	6,157,683
Whole loan financing facilities	107,185	107,185	—	—	—
Senior Notes	304,198	—	—	—	304,198
ARM asset purchase commitments	868,474	868,474	—	—	—

Total (2)	$29,601,097	$23,052,959	$28,137	$58,120	$6,461,881

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

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$19,490,760	$19,490,760	$18,656,045	$18,656,045
Securitized ARM loans	4,004,485	3,960,520	2,899,985	2,875,424
ARM loans collateralizing CDOs	6,355,580	6,421,188	6,720,810	6,810,708
ARM loans held for securitization	449,179	449,902	466,221	465,436
Hedging Instruments	331,651	331,651	144,230	144,230
Liabilities:
Reverse repurchase agreements	17,076,520	17,076,520	14,248,939	14,248,939
Asset-backed CP	4,990,000	4,990,000	4,905,000	4,905,000
CDOs	6,254,720	6,256,938	6,623,641	6,640,932
Whole loan financing facilities	107,185	107,185	285,555	285,555
Senior Notes	304,198	311,100	304,173	324,825
Hedging Instruments	4,712	4,712	26,027	26,027

As of March 31, 2005, the Company has no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

In March 2005, the Company completed a public offering of 2,000,000 shares of 8% Series C Cumulative Redeemable Preferred Stock and received net proceeds of $48.3 million. The Preferred Stock is redeemable, in whole or in part, beginning on March 22, 2010 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Preferred Stock may also be redeemed under limited circumstances to preserve the Company’s REIT status prior to March 22, 2010. The Company is not required to redeem the shares. The Preferred Stock has no stated maturity date and is not convertible into Common Stock.

During the three-month period ended March 31, 2005, the Company issued 1,063,600 shares of Common Stock through at-market transactions and received net proceeds of $29.8 million under a controlled equity offering program.

During the three-month period ended March 31, 2005, the Company issued 1,670,461 shares of Common Stock under the DRSPP and received net proceeds of $45.7 million.

As of March 31, 2005, $317.6 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on January 21, 2004.

On December 16, 2004, the Company declared the fourth quarter 2004 dividend of $0.68 per share of Common Stock, which was paid in January 2005 to shareholders of record as of December 31, 2004.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized gains (losses) on ARM securities	Unrealized (losses) gains on Hedging Instruments	Accumulated other comprehensive (loss) gain
Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	84,042	(115,973)	(31,931)

Balance, March 31, 2004	$40,728	$(215,437)	$(174,709)

Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(147,609)	200,547	52,938

Balance, March 31, 2005	$(324,946)	$287,169	$(37,777)

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes the Company’s Compensation Committee to grant DERs, SARs and PSRs.

As of March 31, 2005, there were 1,548,147 DERs outstanding, all of which were vested, and 1,004,682 PSRs outstanding, of which 842,435 were vested. The Company recorded expenses associated with DERs and PSRs of $1.4 million and $4.5 million for the quarters ended March 31, 2005 and 2004, respectively. The expense recorded in the first quarter of 2005 consists of $1.6 million associated with dividend equivalents paid on DERs and PSRs and $577,000 related to the amortization of unvested PSRs, partially offset by $759,000 resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded in the first quarter of 2004, $2.5 million was the impact of the increase in the Common Stock price on the value of the PSRs, $1.4 million was the amount of dividend equivalents paid on DERs and PSRs and $585,000 was the amortization of unvested PSRs.

Note 9. Transactions with Related Parties

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.23% on the first $300 million of Average Historical Equity, plus 0.93% on Average Historical Equity above $300 million with the fee earned on Average Historical Equity over $1.5 billion limited to 0.82% decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.67% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate plus 1% with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

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

During the quarters ended March 31, 2005 and 2004, the Company reimbursed the Manager $1.6 million and $1.3 million, respectively, for expenses in accordance with the terms of the Management Agreement. As of March 31, 2005 and 2004, $1.7 million and $1.2 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended March 31, 2005 and 2004, the Company incurred base management fees of $4.7 million and $3.6 million, respectively, in accordance with the terms of the Management Agreement. As of March 31, 2005 and 2004, $1.6 million and $1.3 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended March 31, 2005 and 2004, the Manager earned performance-based compensation in the amount of $10.0 million and $8.3 million, respectively. As of March 31, 2005 and 2004, $10.0 million and $8.3 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of March 31, 2005, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $38.1 million, had a weighted average interest rate of 4.07%, and maturities ranging between 2030 and 2035.

Note 10. Subsequent Events

On April 19, 2005, the Company declared the first quarter 2005 dividend of $0.68 per share of Common Stock, which is payable on May 13, 2005 to shareholders of record as of May 3, 2005.

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report shall have the definitive meanings assigned to them in the Glossary at the end of this report.

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

Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Although the MBA is currently projecting a 6% decline in total mortgage originations in 2005, our goal is to originate $4.2 billion in mortgage loans in 2005, just 2% below our 2004 originations. Despite continued aggressive competition among mortgage lenders, our loan originations of $1.2 billion in the first quarter increased 29% over the year-ago period, and accounted for 31% of total acquisitions in the first quarter versus 20% a year ago. Our mortgage origination volumes remain stable with $622.0 million of loans in the pipeline at March 31, 2005, most of which we expect will close in the next quarter. We continue to see excellent growth in our correspondent channel and now have 182 correspondent partners across the country that are approved to originate loans to our pricing and documentation specifications. We intend to intensify our correspondent sales efforts during the second quarter by significantly expanding coverage in the Midwest and South Central U.S., regions that have, until now, remained largely untapped. In addition, we plan to implement a program to test our mortgage origination capability within the mortgage broker community, which historically has generated 65% of all residential mortgage production. This new origination channel has considerable potential, and based on our preliminary research, we believe we can partner effectively with select high quality mortgage brokers to enhance our direct retail origination efforts without compromising the credit quality and performance characteristics of our loan origination portfolio. Our ability to provide competitive rates, common sense underwriting, financially sensible ARM products — including our loan modification feature — and ongoing exceptional customer service should allow us to further grow our loan origination business across multiple channels and through our loyal customer base.

Accretive Capital Raises. Our ability to raise new equity capital at a premium to book value resulted in improvement in book value, asset acquisition activity and earnings growth during the quarter. We raised $75.5 million of new common equity capital during the first quarter by issuing 2.7 million common shares at an average net price of $27.67 per share. In March 2005, we also issued 2.0 million shares of Series C Cumulative Redeemable Preferred Stock for net proceeds of $48.3 million. Primarily as a result of raising this new equity and a reduction in our accumulated other comprehensive loss as a percentage of equity, our book value per common share rose 17% from $17.85 per share at March 31, 2004 to $20.97 per share at March 31, 2005. Our assets grew 38% from $22.4 billion at March 31, 2004 to $30.9 billion at March 31, 2005, and our net earnings increased 3% from $0.70 per share for the first quarter of 2004 to $0.72 per share for the first quarter of 2005.

Capital Efficient CDO Transactions. Since CDOs represent permanent financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement is lowered to approximately 2% versus our customary 8% to 10% capital policy requirement for reverse repurchase agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional assets. As of March 31, 2005, the seven CDOs we completed over the past two years had freed up approximately $439 million of capital, enabling us to hold approximately $3.1 billion in additional ARM assets.

Consistent Profitability

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the first quarter of 2005, our operating expenses as a percent of average assets were 0.28%, compared to 0.40% for the same quarter of 2004. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other sources. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

Whether we are acquiring ARM assets or originating and securitizing loans, our strategic focus is high credit quality assets. This strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which ensures we have access to financing through the credit cycle and contributes to maintaining consistent profitability. As of March 31, 2005, 97.6% of our ARM asset portfolio was High Quality, compared to 97.5% at December 31, 2004. Many of our High Quality ARM assets consist of “A quality” ARM loans that we have either securitized for our own portfolio or that collateralize our CDO financings. We retain the risk of potential credit losses on these loans. We did not experience any credit losses on ARM Loans during the first quarter of 2005 and have only experienced $174,000 in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, property appraisal methods and policies and prudent management of our delinquent loan portfolio, we also recognize that our ARM Loan portfolio was, on average, only approximately 18 months old at March 31, 2005. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss reserve of $9.8 million as of March 31, 2005, based on management’s expectations given industry loss experience on similar loans.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, we purchase or originate only ARM assets and we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on earnings. As of March 31, 2005, we had $26.4 billion of Hybrid ARM assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $22.8 billion and delayed Swap Agreements with notional balances totaling $2.8 billion that become effective between April 2005 and October 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of our ARM asset purchase commitments at March 31, 2005. Additionally, at March 31, 2005, we had Cap Agreements with a notional balance of $1.2 billion. These Cap Agreements do not receive any payments unless one-month LIBOR rises above a range of 3.25% to 11.50%, and on average 5.29%. As of March 31, 2005, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 4.8 months while the financing and hedging of all of our ARM assets resulted in a Net Effective Duration of approximately 4.4 months.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM assets in order to stabilize earnings during periods of rising interest rates. As we acquire ARM assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our

ARM assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM assets. Given the prepayment uncertainties on our ARM assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 53.

Funding Diversification

Another long-term objective is to achieve a balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At March 31, 2005, reverse repurchase agreements only accounted for 59% of our borrowings, while CDOs represented 22% and our Asset-backed CP facility accounted for 17%. Given the success of the Asset-backed CP facility established in June 2004, we are now working towards increasing the size of the facility from $5 billion to $10 billion. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the quarters to come.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2004 Annual Report on Form 10-K under the section entitled “Risk Factors”. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•

The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on a quarterly basis, 2) reviews our budget and five-year strategic plan annually and 3) performs an annual review of the Manager’s performance and implementation of our strategic plan.

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

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements for the year ending December 31, 2004. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 49 of our 2004 Annual Report on Form 10-K.

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

•

Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the effective yield method adjusted for the effects of estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Prepayment estimates are also periodically reviewed and updated in light of actual prepayment experience. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets or at each reporting period.

The following table presents a sensitivity analysis to show the impact on our net purchase premium at March 31, 2005 of using different prepayment assumptions (in thousands):

Changed Assumption	Increase (Decrease) in Net Purchase Premium
Prepayment assumption increased by 5%	$(4,224)
Prepayment assumption increased by 10%	$(8,266)
Prepayment assumption decreased by 5%	$3,730
Prepayment assumption decreased by 10%	$7,353

The purpose of this analysis is to provide an indication of the impact that prepayment assumptions have on our purchase premium. It is not intended to imply our expectation of future prepayment levels or estimated remaining lives. We believe the current assumptions used are appropriate.

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

•

Impairment of ARM Securities and Non-Accretable Discounts on ARM Securities. ARM securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our ARM securities are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the ARM security’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the unrealized losses on ARM securities of $332.6 million at March 31, 2005 are not reflective of credit deterioration and because we have the ability and intent to hold the ARM securities until recovery, the losses are not other-than-temporary impairments.

Certain of our ARM securities are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. We review ARM securities periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of an ARM security that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of ARM securities, including, but not limited to, current economic conditions, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the security under the effective yield method.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at March 31, 2005 of using different assumptions (in thousands):

Changed Assumption	Increase (Decrease) in Loan Loss Reserves
Default assumption increased by 10%	$1,591
Default assumption decreased by 10%	$(1,593)
Loss severity assumption increased by 5%	$1,918
Loss severity assumption decreased by 5%	$(1,918)

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

New Accounting Pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity. We have already adopted the EITF 03-01 disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for annual periods beginning after June 15, 2005. Management believes that our current method of accounting for share-based payments is consistent with SFAS 123(R).

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets, thereby providing capital to the single-family residential housing market. Our ARM assets consist of ARM securities and ARM loans and are comprised of Traditional ARM assets and Hybrid ARM assets. ARM securities represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM loans are either loans that we have securitized from our own origination or loan acquisition activities, loans that we use as collateral to support the issuance of CDOs or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe our exposure to changes in interest rates is minimal since the assets we hold are primarily ARM assets and we generally match the

Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8% and we typically operate with a 9% to 10% Adjusted Equity-to-Assets Ratio. See “Capital Utilization and Leverage” on page 42 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio since we began acquiring loans in 1997. We believe our operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 182 approved correspondents, and we originate ARM loans directly to consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio may consist of Ginnie Mae, Fannie Mae or Freddie Mac securities, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, CMOs, “A quality” ARM loans that we intend to securitize, securities issued by others that are backed by “A quality” loans where we have purchased all of the resulting classes, fixed-rate MBS with an expected Effective Duration of one year or less or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets.

Our ARM assets include investments in Hybrid ARM assets. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 30% of our total assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM assets. We have a policy that requires us to maintain a Hybrid ARM portfolio Net Effective Duration of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our Hybrid ARM portfolio. By maintaining a Net Effective Duration of less than one year, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” mortgage loans through our wholly-owned mortgage loan origination subsidiary, TMHL from three sources: (i) correspondent lending, (ii) direct retail loan originations, and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through financial intermediaries or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We acquire and originate ARM loans for our portfolio with the intention of securitizing them into pools of High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for CDOs. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. We issue securities through securities underwriters and either retain these securities and finance them in the repurchase agreement market or the Asset-backed CP market, or finance them through the issuance of CDOs in the capital markets. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates created as a result of our loan acquisition and securitization efforts, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate or service. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the first quarter of 2005, we modified 190 loans with balances totaling $108.6 million. At March 31, 2005, the pipeline of loans to be modified totaled $75.7 million.

Financing Strategies

We finance our ARM assets using Preferred and Common Stock equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a balanced funding mix including Asset-backed CP, CDOs and reverse repurchase agreements.

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

We enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from three to eighteen months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We also have a $5 billion Asset-backed CP facility, which provides us with an alternative way to finance our high quality ARM securities portfolio. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have diversified our funding sources by replacing a portion of our reverse repurchase agreement borrowings with the issuance of Asset-backed CP under terms that are comparable to our existing reverse repurchase agreement funding. As of March 31, 2005, we had $5.0 billion of Asset-backed CP outstanding.

We have also financed the purchase of ARM assets by issuing floating-rate and fixed-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the reverse repurchase agreement or Asset-backed CP markets. These transactions are a permanent form of financing and are not subject to margin calls.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt (collectively, long-term capital). We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long term capital position. See further discussion of capital utilization and leverage beginning on page 41 and the calculation of our Adjusted Equity-to-Assets Ratio on page 42.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates over expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARM assets, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on the borrowings such that the Net Effective Duration is less than one year. A shorter Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of March 31, 2005, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 2.6 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a Net Effective Duration of approximately 4.8 months, including the effects of prepayments.

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

The hedging transactions that we currently use generally are designed to protect our income during periods of changing market interest rates. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

Financial Condition

Asset Quality

At March 31, 2005, we held total assets of $30.9 billion, $30.3 billion of which consisted of ARM assets. That compares to $29.2 billion in total assets and $28.7 billion of ARM assets at December 31, 2004. Since commencing operations, we have purchased either ARM securities (Agency Securities or privately-issued MBS) or ARM loans generally originated to “A quality” underwriting standards. At March 31, 2005, 97.2% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at March 31, 2005 and December 31, 2004 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies, ARM loans collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	March 31, 2005
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,516,528	12.9%	$1,520		0.0%	$2,518,048		8.3%
Non-Agency ARM Assets:
AAA/Aaa Rating	16,586,135	85.1	10,177,714	(1)	94.2	26,763,849	(1)	88.3
AA/Aa Rating	233,810	1.2	69,120		0.6	302,930		1.0

Total Non-Agency ARM Assets	16,819,945	86.3	10,246,834		94.8	27,066,779		89.3

Total High Quality	19,336,473	99.2	10,248,354		94.8	29,584,827		97.6

Other Investments
Non-Agency ARM Assets:
A Rating	79,996	0.4	41,051		0.4	121,047		0.4
BBB/Baa Rating	41,659	0.2	23,928		0.2	65,587		0.2
BB/Ba Rating and Below	32,632	0.2	56,326	(1)	0.5	88,958	(1)	0.3
ARM loans pending securitization	—	0.0	449,429		4.2	449,429		1.5

Total Other Investments	154,287	0.8	570,734		5.3	725,021		2.4

Loan Loss Reserves	—	0.0	(9,844)		(0.1)	(9,844)		(0.0)

Total ARM Portfolio	$19,490,760	100.0%	$10,809,244		100.0%	$30,300,004		100.0%

(1)

As of March 31, 2005, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through over collateralization in the amount of $56.1 million, which is included in the BB/Ba Rating and below category.

	December 31, 2004
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,720,307	14.6%	$1,523		0.0%	$2,721,830		9.5%
Non-Agency ARM Assets:
AAA/Aaa Rating	15,659,634	83.9	9,319,573		92.4	24,979,207		86.9
AA/Aa Rating	172,234	1.0	144,795		1.4	317,029		1.1

Total Non-Agency ARM Assets	15,831,868	84.9	9,464,368		93.8	25,296,236		88.0

Total High Quality	18,552,175	99.5	9,465,891		93.8	28,018,066		97.5

Other Investments
Non-Agency ARM Assets:
A Rating	48,854	0.3	81,172		0.8	130,026		0.4
BBB/Baa Rating	26,920	0.1	20,450		0.2	47,370		0.2
BB/Ba Rating and Below	28,096	0.1	62,466	(2)	0.5	90,562	(2)	0.3
ARM loans pending securitization	—	0.0	466,471		4.7	466,471		1.6

Total Other Investments	103,870	0.5	630,559		6.2	734,429		2.5

Loan Loss Reserves	—	0.0	(9,434)		(0.0)	(9,434)		(0.0)

Total ARM Portfolio	$18,656,045	100.0%	$10,087,016		100.0%	$28,743,061		100.0%

(2)

As of December 31, 2004, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through over collateralization in the amount of $51.0 million, which is included in the BB/Ba Rating and below category.

As of March 31, 2005, eight of the 22,864 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $8.1 million. At March 31, 2005, we had one real estate-owned property as a result of foreclosing on a delinquent loan in the amount of $368,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at March 31, 2005.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of March 31, 2005. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $10.8 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$483,503	$12,500,000	$17,650
Unpaid principal balance	$471,107	$12,500,000	$105
Coupon rate on loans	4.66%	9.13%	2.38%
Pass-through rate	4.56%	8.60%	2.24%
Pass-through margin	1.94%	4.73%	0.23%
Lifetime cap	10.40%	19.90%	7.13%
Original term (months)	360	480	120
Remaining term (months)	341	478	15

Geographic distribution (top 5 states):		Property type:
California	26.5%	Single-family	83.1%
Georgia	9.5	Condominium	14.1
Florida	8.3	Other residential	2.8
New York	7.8
Colorado	7.5	ARM Loan type:
		Traditional ARM loans	30.1%
Occupancy status:		Hybrid ARM loans	69.9
Owner occupied	77.5%
Second home	14.8	ARM interest rate caps:
Investor	7.7	Initial cap on Hybrid ARM loans:
		3.00% or less	0.9%
Documentation type:		3.01%-4.00%	14.0
Full/alternative	92.9%	4.01%-5.00%	42.5
Stated income/no ratio	7.1	5.01%-6.00%	12.5

Loan purpose:		Periodic cap on Traditional ARM loans:
Purchase	45.3%	None	11.6%
Cash out refinance	28.5	1.00% or less	10.5
Rate & term refinance	26.2	Over 1.00%	8.0
		Percent of interest-only loan balances	90.0%

Original effective loan-to-value:		Weighted average length of interest-only period	8.1 years
80.01% and over (1)	2.0%
70.01%-80.00%	45.1	FICO scores:
60.01%-70.00%	24.9	801 and over	3.0%
50.01%-60.00%	12.7	751 to 800	43.2
50.00% or less	15.3	701 to 750	33.3
		651 to 700	17.8
Weighted average effective original loan-to-value:	66.4%	650 or less	2.7

		Weighted average FICO score:	737

(1)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance. This ratio includes the effect of pledged assets, but not the impact of mortgage insurance.

As of March 31, 2005 and December 31, 2004, we serviced $7.8 billion and $7.2 billion of our loans, respectively, and had 16,613 and 15,998 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM securities or loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	March 31, 2005		December 31, 2004
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM assets:
Index:
One-month LIBOR	$914,074	3.0%	$1,020,954	3.6%
Six-month LIBOR	1,483,967	4.9	1,752,298	6.1
One-year LIBOR	840,413	2.8	704,844	2.4
One-year Constant Maturity Treasury	530,233	1.8	548,269	1.9
Other	159,328	0.5	157,361	0.5

	3,928,015	13.0	4,183,726	14.5

Hybrid ARM assets:
Remaining fixed period:
3 years or less	5,691,881	18.8	4,947,963	17.2
Over 3 years – 5 years	13,506,403	44.5	14,824,132	51.6
Over 5 years	7,183,549	23.7	4,796,674	16.7

	26,381,833	87.0	24,568,769	85.5
Loan Loss Reserves	(9,844)	(0.0)	(9,434)	(0.0)

	$30,300,004	100.0%	$28,743,061	100.0%

The ARM portfolio had a weighted average coupon of 4.59% at March 31, 2005. This consisted of a weighted average coupon of 4.63% on the Hybrid ARM assets and a weighted average coupon of 3.98% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.67%, based upon the composition of the portfolio and the applicable indices at March 31, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 5.14%, also based upon the composition of the portfolio and the applicable indices at that time.

As of December 31, 2004, the ARM portfolio had a weighted average coupon of 4.47%. This consisted of a weighted average coupon of 4.52% on the Hybrid ARM assets and a weighted average coupon of 3.74% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.52%, based upon the composition of the portfolio and the applicable indices at December 31, 2004. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 4.45%, also based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2005, the current yield of the ARM assets portfolio was 4.23%, up from 4.13% as of December 31, 2004. The increase in the yield of 10 basis points as of March 31, 2005, compared to December 31, 2004, is primarily due to a 12 basis point increase in the weighted average coupon, partially offset by higher net premium amortization.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 87.0% of the total ARM portfolio, or $26.4 billion, compared to 85.5%, or $24.6 billion as of December 31, 2004. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM assets have interest rates that adjust within one year. However, most of our Hybrid ARM assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of March 31, 2005, the Net Effective Duration applicable to our Hybrid ARM assets was approximately 4.8 months while the Net Effective Duration applicable to the ARM portfolio was approximately 4.4 months.

As of March 31, 2005 and December 31, 2004, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $22.8 billion and $19.6 billion, respectively. In addition, as of March 31, 2005, we had entered into delayed Swap Agreements with notional balances totaling $2.8 billion that will become effective between April 2005 and October 2006. We entered into these delayed Swap Agreements to hedge the forecasted financing of our ARM asset purchase commitments at March 31, 2005. As of March 31, 2005, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.6 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.14% and 3.04% at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, ARM assets with a carrying value of $3.0 million, including accrued interest, collateralized the Swap Agreements. We held net cash collateral from Swap Agreement counterparties totaling $49.1 million at March 31, 2005. The net unrealized gain on Swap Agreements at March 31, 2005 of $301.8 million included Swap Agreements with gross unrealized gains of $306.5 million and gross unrealized losses of $4.7 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized loss of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of March 31, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $302.1 million. Over the next twelve months, $39.2 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of March 31, 2005 and December, 31, 2004, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.2 billion and $1.3 billion, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at March 31, 2005 and December, 31, 2004 was $20.3 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of March 31, 2005 and December, 31, 2004, the unrealized loss on these Cap Agreements of $14.9 million and $21.1 million, respectively, is included in accumulated other comprehensive income (loss). In the twelve month period following March 31, 2005, $4.4 million of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.29%. The Cap Agreements had an average maturity of 3.7 years as of March 31, 2005 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of March 31, 2005 and the balance of these same Hybrid ARM Hedging Instruments as of March 31 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of March 31,
	2005	2006	2007	2008	2009	2010
Swap Agreements:
Balance-guaranteed (1) (3)	$1,915,418	$1,606,318	$1,202,984	$858,407	$342,136	$155,425
Other (2)	20,540,521	12,100,664	5,353,446	1,270,319	917,157	588,342

	22,455,939	13,706,982	6,556,430	2,128,726	1,259,293	743,767

Eurodollar Transactions (2)	375,000	112,000	—	—	—	—
Cap Agreements (1) (3)	1,157,513	926,011	721,396	378,970	303,176	26,958

	$23,988,452	$14,744,993	$7,277,826	$2,507,696	$1,562,469	$770,725

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of March 31, 2005 and as of March 31 for each of the following five years (in thousands):

	As of March 31,
	2005	2006	2007	2008	2009	2010
Swap Agreements	$1,915,418	$1,532,334	$1,104,372	$758,568	$308,555	$131,392
Cap Agreements	1,157,513	1,076,407	998,413	526,085	574,687	255,092

	$3,072,931	$2,608,741	$2,102,785	$1,284,653	$883,242	$386,484

The fair value of the Pipeline Hedging Instruments at March 31, 2005 and December 31, 2004 was a net unrealized gain of $6.2 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $651.0 million and $688.0 million at March 31, 2005 and December 31, 2004, respectively. The net gain of $7.1 million on Pipeline Hedging Instruments for the three months ended March 31, 2005 is reflected in gain (loss) on ARM assets and Hedging Instruments, net on the Consolidated Income Statements as is the $5.7 million loss on purchase loan commitments for the three months ended March 31, 2005.

Asset Acquisitions

During the quarter ended March 31, 2005, we purchased $2.7 billion of ARM securities, 98.0% of which were High Quality assets and $1.2 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM assets acquired during the first quarter of 2005, 97.3% were Hybrid ARM assets and 2.7% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-month periods ended March 31, 2005 and 2004 (dollar amounts in thousands):

	For the three months ended
	March 31, 2005		March 31, 2004
ARM securities:
Agency Securities	$—	0.0%	$783,546	17.2%
High Quality, privately issued	2,618,620	68.1	2,769,753	60.7
Other privately issued	52,528	1.4	10,553	0.2

	2,671,148	69.4	3,563,852	78.1

ARM loans:
Bulk acquisitions	—	0.0	88,959	2.0
Correspondent originations	1,114,563	29.0	813,030	17.8
Direct retail originations	60,875	1.6	95,882	2.1

	1,175,438	30.6	997,871	21.9

Total acquisitions	$3,846,586	100.0%	$4,561,723	100.0%

As of March 31, 2005, we had commitments to purchase $246.5 million of ARM securities and $622.0 million of ARM loans through origination channels. At March 31, 2005, we used a 22.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

On March 29, 2005, we securitized $1.3 billion of ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) we did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization and (ii) we retained all of the resulting securities for our securitized ARM loan portfolio. Of the securities retained, 99.3% were rated Investment Grade and 0.7% were rated less than Investment Grade. As of March 31, 2005, we had $10.4 billion of ARM assets as a result of our securitization efforts. As of December 31, 2004, we had $9.6 billion of ARM assets as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities that are our wholly-owned subsidiaries.

Prepayment Experience

For the quarter ended March 31, 2005, our mortgage assets paid down at an approximate average annualized CPR of 21%, compared to 22% for the quarter ended December 31, 2004 and 19% for the quarter ended March 31, 2004. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At March 31, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $712.4 million at December 31, 2004. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

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

We had adequate liquidity throughout the quarter ended March 31, 2005. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future, without needing to sell assets.

Sources of Funds

Our primary sources of funds for the quarter ended March 31, 2005 consisted of reverse repurchase agreements, Asset-backed CP, CDOs and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM assets. The reverse repurchase agreement market is a $4 trillion market, the Asset-backed CP market is an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on March 31, 2005, had borrowed funds from 16 of these firms. Reverse repurchase agreement borrowings outstanding at March 31, 2005 had a weighted average effective cost of 2.49% and a weighted average remaining term to maturity of 3.6 months.

We also have a $5 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings. As of March 31, 2005, we had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 2.99% and a weighted average remaining maturity of 16 days.

Because we borrow money under reverse repurchase and Asset-backed CP agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. However, since inception of our operations, we have never had to sell assets to maintain liquidity.

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are also recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$3,093,485	3.44%
Fixed-rate financing (3)	3,161,235	4.17%

Total	$6,254,720	3.81%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.2 billion and a weighted average strike price of 5.29% as of March 31, 2005.

(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.8 billion.

As of March 31, 2005, the CDOs were collateralized by ARM loans with a principal balance of $6.4 billion. The debt matures between 2033 and 2044 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of March 31, 2005, we had entered into four whole loan financing facilities. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. These facilities had a total committed borrowing capacity of $900 million and an uncommitted capacity of $650 million and expire between April 2005 and February 2006. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of March 31, 2005, we had $107.2 million borrowed against these whole loan financing facilities at an effective cost of 3.38%.

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

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.5 months as of March 31, 2005), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8%, though we typically maintain a ratio of 9% to 10%, against the financing of these ARM assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to fund future margin requirements that might result from changes in the value of our assets or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)	March 31, 2005	December 31, 2004
Assets	$30,880,598	$29,189,618
Adjustments:
Net unrealized loss on ARM securities	324,946	177,337
Net unrealized gain on Hedging Instruments	(287,169)	(108,278)
ARM loans collateralizing CDOs	(6,355,580)	(6,720,810)
Cap Agreements	(35,169)	(35,952)

Adjusted assets	$24,527,626	$22,501,915

Shareholders’ equity	$2,033,281	$1,789,184
Adjustments:
Accumulated other comprehensive loss	37,777	90,715
Equity supporting CDOs:
CDOs	6,254,720	6,623,641
ARM loans collateralizing CDOs	(6,355,580)	(6,720,810)
Cap Agreements	(35,169)	(35,952)

	(136,029)	(133,121)
Senior Notes	304,198	304,173

Adjusted shareholders’ equity	$2,239,227	$2,050,951

Adjusted equity-to-assets ratio	9.13%	9.11%

GAAP equity-to-assets ratio	6.58%	6.13%

Ratio of historical equity-to-historical assets	6.70%	6.43%

Ratio of historical equity plus Senior Notes to historical assets	7.68%	7.46%

Estimated total risk-based capital /risk-weighted assets	22.65%	21.69

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business, since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $25.4 billion instead of the $30.9 billion of assets owned as of March 31, 2005. In part, we are able to carry those additional assets by financing a portion of our ARM assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

Equity Transactions

In March 2005, we completed a public offering of 2,000,000 shares of 8% Series C Cumulative Redeemable Preferred Stock and received net proceeds of $48.3 million. On April 19, 2005, we issued an additional 25,000 shares of 8% Series C Cumulative Redeemable Preferred Stock and received net proceeds of $607,000.

During the quarter ended March 31, 2005, we issued 1,670,461 shares of Common Stock under the DRSPP and received net proceeds of $45.7 million, and we issued 1,063,600 shares of Common Stock through a controlled equity offering program and received net proceeds of $29.8 million.

Off-Balance Sheet Commitments

As of March 31, 2005, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$246,504
ARM loans – correspondent originations	542,974
ARM loans – direct originations	78,996

$868,474

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2006 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. At March 31, 2005, the balance of the Hybrid ARM securities was approximately $1.3 billion, but is expected to be less than 60% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of March 31, 2005, we had delivered ARM assets with a carrying value of $2.9 million and $3.2 million in cash as collateral in connection with these transactions.

Contractual Obligations

As of March 31, 2005, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
Reverse repurchase agreements	$17,076,520	$17,076,520	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	6,254,720	10,780	28,137	58,120	6,157,683
Whole loan financing facilities	107,185	107,185	—	—	—
Senior Notes	304,198	—	—	—	304,198
ARM asset purchase commitments	868,474	868,474	—	—	—

Total (2)	$29,601,097	$23,052,959	$28,137	$58,120	$6,461,881

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

Results of Operations For the Three Months Ended March 31, 2005

For the quarter ended March 31, 2005, our net income was $67.5 million, or $0.72 EPS, based on weighted average shares outstanding of 93,173,000. That compares to $53.4 million, or $0.70 EPS for the quarter ended March 31, 2004, based on weighted average shares outstanding of 76,631,000, a 2.9% increase in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Mar 31, 2003	25.56%	2.02%	1.22%	3.04%	0.08%	0.82%	18.38%
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.35%	2.25%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.98%	0.62%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.81%	1.48%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.86%	1.23%	1.06%	2.23%	(0.86)%	0.00%	15.19%
Mar 31, 2005	17.93%	0.76%	1.01%	2.16%	(0.54)%	0.02%	14.52%

(1)	G & A expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined in the first quarter of 2005 compared to the same period in 2004 primarily due to a decline in our Portfolio Margin resulting from spread compression related to our Traditional ARM assets, the hedging of a portion of our Hybrid ARM assets with Cap Agreements which are not currently providing cash flow benefits, narrower reinvestment spreads and an increase in our hedging position to reduce our exposure to rising interest rates on our Hybrid ARM assets. This decline was partially offset by a lower level of G & A expenses and more effective use of capital.

The following table presents the components of our net interest income for the quarters ended March 31, 2005 and 2004:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended March 31,
	2005	2004
Coupon interest income on ARM assets	$326,264	$205,748
Amortization of net premium	(18,913)	(10,316)
Cash and cash equivalents	708	381

Interest income	308,059	195,813

Reverse repurchase agreements and Asset-backed CP	135,764	44,113
CDOs	51,619	11,905
Whole loan financing facilities	5,548	3,378
Senior Notes	6,134	5,235
Hedging Instruments	25,827	61,462

Interest expense	224,892	126,093

Net interest income	$83,167	$69,720

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(Dollar amounts in thousands)

	For the quarters ended March 31,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$29,328,087	4.19%	$307,351	$19,699,895	3.97%	$195,432
Cash and cash equivalents	85,557	3.31	708	210,833	0.71	381

	29,413,644	4.19	308,059	19,910,728	3.93	195,813

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	20,218,608	2.69	135,764	14,385,052	1.23	44,113
Plus: Cost of Hedging Instruments (2)		0.35	17,662		1.57	56,304

Hedged reverse repurchase agreements and Asset-backed CP		3.04	153,426		2.79	100,417

CDOs	6,498,392	3.18	51,619	3,087,059	1.54	11,905
Plus: Cost of Hedging Instruments (2)		0.50	8,165		0.67	5,158

Hedged CDOs		3.68	59,784		2.21	17,063

Whole loan financing facilities	683,144	3.25	5,548	750,840	1.80	3,378
Senior Notes	304,179	8.07	6,134	251,097	8.34	5,235

	27,704,323	3.25	224,892	18,474,048	2.73	126,093

Net Interest-Earning Assets and Spread	$1,709,321	0.94%	$83,167	$1,436,680	1.20%	$69,720

Yield on Net Interest-Earning Assets (3)		1.13%			1.40%

(1)	Effective rate includes impact of amortizing ARM assets net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $22.8 billion and $14.4 billion as of March 31, 2005 and 2004, respectively, and Cap Agreements with notional balances of $1.2 billion and $1.4 billion as of March 31, 2005 and 2004, respectively.

(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (dollar amounts in thousands):

	Rate/Volume Variance
	Three Months ended March 31, 2005 versus 2004
	Rate	Volume	Total
Interest Income:
ARM assets	$11,018	$100,901	$111,919
Cash and cash equivalents	1,364	(1,037)	327

	12,382	99,864	112,246

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	8,741	44,268	53,009
CDOs	11,338	31,383	42,721
Whole loan financing facilities	2,720	(550)	2,170
Senior Notes	(171)	1,070	899

	22,628	76,171	98,799

Net interest income	$(10,246)	$23,693	$13,447

Net interest income increased $13.4 million in the first quarter of 2005, compared to the same quarter of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first quarter of 2005 compared to the same period of 2004 increased net interest income in the amount of $23.7 million. The average balance of our interest-earning assets was $29.4 billion during the quarter ended March 31, 2005, compared to $19.9 billion during the same period of 2004 — an increase of 47.7%. As a result of the yield on our interest-earning assets increasing to 4.19% during the first quarter of 2005 from 3.93% during the same quarter of 2004, an increase of 26 BPs, and our cost of funds increasing to 3.25% from 2.73% during the same period, an increase of 52 BPs, there was a net unfavorable rate variance of $10.2 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(Dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest Earning Assets
Mar 31, 2003	$11,094	4.96%	0.52%	4.44%	2.82%	1.62%	1.88%
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.37%	3.93%	2.93%	1.00%	1.18%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.16%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Mar 31, 2003	0.34%	0.15%	0.03%	0.52%
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.3029%	0.0510%	0.02%	0.37%
Dec 31, 2004	0.30%	0.04%	0.01%	0.35%
Mar 31, 2005	0.3229%	0.0410%	0.00%	0.36%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash and cash equivalents.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of March 31, 2005, our ARM loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 35.7% of our portfolio of ARM assets or $10.8 billion. During the quarters ended March 31, 2005 and 2004, we recorded loan loss provisions totaling $409,000 and $432,000, respectively, to reserve for estimated credit losses on loans.

During the quarter ended March 31, 2005, we purchased $1.4 billion of third party loan securitizations in transactions in which we purchased all classes of the securitizations, including the subordinated classes. At March 31, 2005 and December 31, 2004, our ARM securities included $4.8 billion and $3.6 billion, respectively, resulting from our aggregate purchase of third party loan securitizations. Like the Company’s own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $1.9 million related to securities purchased during the first quarter of 2005. As of March 31, 2005 and December 31, 2004, we had total non-accretable discounts of $8.0 million and $6.5 million, respectively, on our ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As of March 31, 2005, 31 of the underlying loans were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $7.4 million.

We recorded a net gain on ARM assets and Hedging Instruments of $3.0 million during the first quarter of 2005. This gain consisted of a $1.6 million gain on the sale of $277.9 million of ARM assets, a net gain of $7.1 million on Pipeline Hedging Instruments and a net loss of $5.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. We realized a gain on ARM assets of $3.5 million during the three months ended March 31, 2004. This gain consisted of a $3.2 million gain on the sale of $345.5 million of ARM assets and a gain of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net loss of $3.5 million on Pipeline Hedging Instruments.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Mar 31, 2003	0.09%	0.22%	0.16%	0.47%
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%

The most significant increases to our operating expenses for the quarter ended March 31, 2005 compared to March 31, 2004 were the $1.7 million increase in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement, the $1.1 million increase in base management fees and the $1.1 million increase in expenses related to expanded operations of TMHL, partially offset by the $3.1 million decrease in the expenses associated with our long-term incentive awards. Our ROE prior to the effect of the performance-based fee of $10.0 million for the first quarter of 2005 was 16.69%, whereas the threshold, the average 10-year treasury rate plus 1%, was 5.30%.

We believe our expense ratios are among the lowest of any company originating and investing in mortgage assets, giving us a significant competitive advantage over more traditional mortgage portfolio lending institutions such as banks and savings and loan institutions. This competitive advantage enables us to operate with less risk, such as credit and interest rate risk, and still generate an attractive long-term ROE when compared to more traditional mortgage portfolio lending institutions.

The Manager receives an annual base management fee of 1.23% on the first $300 million of Average Historical Equity, plus 0.93% on Average Historical Equity above $300 million with the fee earned on Average Historical Equity over $1.5 billion limited to 0.82% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.67% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of our annualized net income, before performance-based compensation, above an annualized ROE equal to the Ten Year U.S. Treasury Rate plus 1% with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Market Risks

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in our ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changes in interest rates and in the relationship of various interest rates and their impact on our ARM portfolio yield, cost of funds and cash flows.

As a financial institution that has only U.S.-dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years–a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2005. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 BPs higher than those implied by interest rates as of March 31, 2005.

The use of Hybrid ARM Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rates of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses, are excluded. The Effective Duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Net Portfolio Effective Duration

March 31, 2005

	Base Case		Parallel +100 BPs		Parallel +200 BPs		Parallel +300 BPs
Assets:
Traditional ARMs	0.48	Years	0.54	Years	0.83	Years	1.06	Years
Hybrid ARMs	2.46		2.68		3.14		3.37

Total ARM assets	2.21		2.41		2.85		3.08

Borrowings and hedges	(1.60)		(1.60)		(1.61)		(1.60)

Net Portfolio Effective Duration	0.37	Years	0.47	Years	0.69	Years	0.81	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of an unhedged 10 year treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.0, 5.0 and 2.3 years respectively.

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

At March 31, 2005, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 BP rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was (1.5)%, (2.4)% and (4.1)%, respectively, of projected net income for the twelve months ended March 31, 2006. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM assets. Additionally, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At March 31, 2005, 8.8% of our ARM assets were Traditional ARM assets subject to periodic caps. Our ARM assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM assets (net of the cost of financing Hybrid ARM assets). We estimate the Effective Duration of our Hybrid ARM assets and have a policy to hedge the financing of the Hybrid ARM assets such that the Net Effective Duration is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM assets, possibly resulting in a decline in our net return on Hybrid ARM assets as replacement Hybrid ARM assets may have lower yields than the ones paying off. In contrast, during a rising interest rate environment, Hybrid ARM assets may prepay slower than expected, requiring us to finance more Hybrid ARM assets in a higher interest rate environment than was originally anticipated, resulting in a decline in our net return on Hybrid ARM assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM assets, we regularly monitor the balance of Hybrid ARM assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

Interest rate changes can also affect the availability and pricing of ARM assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity, but a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but because there will likely be above average loan origination and refinancing volume in the industry, even a small percentage of ARM product volume may provide sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan. Conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30-year fixed-rate mortgage loans, increasing our investment opportunities. The volume of ARM loans being originated industry-wide can also affect their investment yield. During periods when there is a shortage of ARM products, yields may decline due to market forces and conversely, when there is an above average supply of ARM products, yields may improve due to the same market forces. To date, regardless of the interest rate environment, we have always been able to find sufficient acquisition and loan origination opportunities at attractive prices, enabling us to generate positive earnings and grow our portfolio as appropriate.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended March 31
	2005	2004
REIT Taxable income per share	$0.74	$0.76
Additions:
Gain on purchase loan commitments	—	0.05
Payments under long-term incentive plan	—	0.04
Taxable REIT subsidiary income	0.03	—
Deductions:
Hedging Instruments, net	(0.01)	(0.03)
Provision for credit losses, net	(0.01)	(0.06)
Long-term incentive plan expense	—	(0.06)
Issuance of CDOs	(0.03)	(0.02)
Other	—	0.02

GAAP EPS	$0.72	$0.70

We estimate that our undistributed taxable income as of March 31, 2005, after deducting the first quarter dividend declared on April 19, 2005, was $35.8 million, or $0.38 per share, based on outstanding common shares at March 31, 2005 of 94,637,944.

Other Matters

The Code requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of March 31, 2005, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our Common Stock and the distributions of our net income. Therefore, as of March 31, 2005, we believe that we continued to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests. Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of March 31, 2005, we calculated that we were in compliance with this requirement.

Effective May 6, 2005, Richard P. Story is retiring after twelve years of service as our Chief Financial Officer and four years of service as a member of the Board of Directors. Clarence G. Simmons, III has been named Senior Executive Vice President and, effective May 6, 2005, Chief Financial Officer. Mr. Simmons joins us from Countrywide Financial Corporation (CFC), currently the nation’s largest mortgage originator, where he was a Managing Director. He was a founder of CFC’s bank subsidiary, Treasury Bank, N.A., and has served as chief operating officer, chief risk oversight officer and chief accounting officer of the unit.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General-Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended March 31, 2005, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At March 31, 2005, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

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

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: May 6, 2005	/s/ GARRETT THORNBURG
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2005	/s/ LARRY A. GOLDSTONE
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: May 6, 2005	/s/ RICHARD P. STORY
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

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Quarterly Report on Form 10-Q.

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

“ARM Loans” means securitized ARM loans, ARM loans collateralizing CDOs and ARM loans held for securitization.

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

“DRSPP” means the Dividend Reinvestment and Stock Purchase Plan adopted by TMA.

“Effective Duration” is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates. For example, a duration of 4.4 months implies that a 1% change in interest rates would cause a .37% change in the opposite direction in the value of our portfolio (i.e., 4.4 months equals 37% of twelve months.)

“EITF” means Emerging Issues Task Force Abstract which is an authoritative GAAP pronouncement issued by the FASB.

“EPS” means earnings per share calculated by dividing net income available to common shareholders by the average common shares outstanding during the period.

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

“Insider Trading Policy” means the Insider Trading Policy adopted by TMA.

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

“Liquidity Management Policy” means the Liquidity Management Policy adopted by TMA.

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

“MSRs” means mortgage servicing rights.

“Net Effective Duration” means the Effective Duration of ARM assets minus the Effective Duration of borrowings and Hedging Instruments.

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

“Preferred Stock” means the 8% Series C Cumulative Redeemable Preferred Stock issued by TMA.

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