Form 10-Q
period 2005-06-30
THORNBURG MORTGAGE INC
filed 2005-08-08
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Common Stock ($.01 par value) 102,571,637 as of August 3, 2005

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS

ARM assets:
ARM securities, net	$22,291,262	$18,656,045
ARM Loans:
Securitized ARM loans, net	3,785,545	2,899,985
ARM loans collateralizing CDOs, net	7,473,032	6,720,810
ARM loans held for securitization, net	327,972	466,221

ARM Loans	11,586,549	10,087,016

ARM assets	33,877,811	28,743,061
Cash and cash equivalents	170,745	112,622
Restricted cash and cash equivalents	33,794	30,737
Hedging Instruments	225,517	144,230
Accrued interest receivable	165,370	118,273
Prepaid expenses and other	56,021	40,695

	$34,529,258	$29,189,618

LIABILITIES

Reverse repurchase agreements	$19,430,541	$14,248,939
Asset-backed CP	4,990,000	4,905,000
CDOs	7,348,895	6,623,641
Whole loan financing facilities	29,573	285,555
Hedging Instruments	49,449	26,027
Senior Notes	304,231	304,173
Payable for securities purchased	1,868	815,915
Accrued interest payable	67,915	44,109
Dividends payable	1,885	62,495
Accrued expenses and other	54,548	84,580

	32,278,905	27,400,434

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $113,125; 7,230,000 and 0 shares authorized, 4,525,000 and 0 shares issued and outstanding, respectively	108,978	—
Common stock: par value $0.01 per share; 492,748,000 and 499,978,000 shares authorized, 101,544,000 and 91,904,000 shares issued and outstanding, respectively	1,015	919
Additional paid-in-capital	2,149,281	1,872,487
Accumulated other comprehensive loss	(84,951)	(90,715)
Retained earnings	76,030	6,493

	2,250,353	1,789,184

	$34,529,258	$29,189,618

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income from ARM assets and cash equivalents	$331,037	$217,487	$639,096	$413,300
Interest expense on borrowed funds	(250,021)	(143,435)	(474,913)	(269,528)

Net interest income	81,016	74,052	164,183	143,772

Servicing income, net	2,893	1,370	5,408	2,192
Gain on sale of ARM assets, net	5,923	—	7,568	3,162
Gain (loss) on Derivatives, net	1,776	(896)	3,098	(514)

Net non-interest income	10,592	474	16,074	4,840

Hedging expense	—	(149)	—	(307)
Provision for credit losses	(180)	(391)	(589)	(823)
Management fee	(5,045)	(3,936)	(9,751)	(7,563)
Performance fee	(9,779)	(8,480)	(19,814)	(16,814)
Long-term incentive awards	(3,223)	344	(4,651)	(4,151)
Other operating expenses	(4,851)	(4,015)	(9,466)	(7,692)

NET INCOME	$68,530	$57,899	$135,986	$111,262

Net income	$68,530	$57,899	$135,986	$111,262
Dividends on Preferred Stock	(1,414)	—	(1,514)	—

Net income available to common shareholders	$67,116	$57,899	$134,472	$111,262

Earnings per common share:
Net income	$0.70	$0.71	$1.42	$1.41

Average number of shares outstanding	96,565	81,373	94,869	79,002

Dividends declared per common share	$0.68	$0.66	$1.36	$1.31

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$68,530	$57,899	$135,986	$111,262
Other comprehensive income:
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	101,709	(254,061)	(44,255)	(167,007)
Reclassification adjustment for net (gains) losses included in income	(5,945)	149	(7,590)	(2,863)

Net change in unrealized gains (losses) on securities	95,764	(253,912)	(51,845)	(169,870)

Unrealized gains (losses) on Hedging Instruments:
Net unrealized gains (losses) arising during the period	(153,042)	230,264	20,682	52,812
Reclassification adjustment for net losses included in income	10,105	66,916	36,927	128,395

Net change in unrealized gains (losses) on Hedging Instruments	(142,937)	297,180	57,609	181,207

Other comprehensive income	(47,173)	43,268	5,764	11,337

Total comprehensive income	$21,357	$101,167	$141,750	$122,599

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2005 and 2004

(In	thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$4,263	$1,239,104
Comprehensive income:
Net income					111,262	111,262
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(169,870)		(169,870)
Hedging Instruments:
Fair value adjustment, net of amortization				181,207		181,207
Issuance of Common Stock		90	246,871			246,961
Dividends declared on Common Stock - $0.65 per share					(52,737)	(52,737)

Balance, June 30, 2004	$—	$830	$1,623,750	$(131,441)	$62,788	$1,555,927

Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					135,986	135,986
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(51,845)		(51,845)
Hedging Instruments:
Fair value adjustment, net of amortization				57,609		57,609
Issuance of Common Stock		96	276,794			276,890
Issuance of Preferred Stock	108,978					108,978
Dividends declared on Common Stock - $0.68 per share					(64,935)	(64,935)
Dividends declared on Preferred Stock - $0.55 per share					(1,514)	(1,514)

Balance, June 30, 2005	$108,978	$1,015	$2,149,281	$(84,951)	$76,030	$2,250,353

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income	$68,530	$57,899	$135,986	$111,262
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of ARM assets net premium	23,818	14,712	43,722	27,433
Gain on sale of ARM assets, net	(5,923)	—	(7,568)	(3,162)
(Gain) loss on Derivatives, net	(1,776)	896	(3,098)	514
Provision for credit losses	180	391	589	823
Hedging expense	—	149	—	307
Change in assets and liabilities:
Accrued interest receivable	(22,025)	(6,633)	(47,097)	(15,024)
Prepaid expenses and other	(11,373)	(8,067)	(15,326)	(12,640)
Accrued interest payable	2,818	(3,652)	23,806	951
Accrued expenses and other	9,763	236	(30,032)	3,771

Net cash provided by operating activities	64,012	55,931	100,982	114,235

Investing activities:
ARM securities:
Purchases	(4,970,967)	(2,795,341)	(8,458,030)	(6,359,193)
Proceeds on sales	735,156	—	1,014,652	348,709
Principal payments	1,519,150	2,062,190	2,902,056	3,084,024
Securitized ARM loans:
Principal payments	169,299	195,370	307,673	324,839
ARM loans collateralizing CDOs:
Principal payments	473,413	320,251	786,252	437,047
ARM loans held for securitization:
Purchases and originations	(1,428,324)	(1,129,828)	(2,603,762)	(2,127,699)
Principal payments	14,593	16,581	19,576	28,427
Termination of Swap Agreements	—	2,144	—	2,144

Net cash used in investing activities	(3,487,680)	(1,328,633)	(6,031,583)	(4,261,702)

Financing activities:
Net borrowings from reverse repurchase agreements	2,354,021	1,095,910	5,181,602	3,415,560
Net borrowings from Asset-backed CP	—	—	85,000	—
CDO borrowings	1,557,018	1,079,189	1,557,018	2,185,896
CDO paydowns	(462,843)	(359,237)	(831,764)	(476,592)
Net whole loan financing facilities (paydowns) borrowings	(77,612)	188,858	(255,982)	(74,580)
Payments received (made) on Eurodollar contracts	214	1,031	(1,860)	(1,223)
Proceeds from Common Stock issued, net	201,431	78,630	276,890	246,961
Proceeds from Preferred Stock issued, net	60,634	—	108,978	—
Dividends paid	(64,563)	(52,736)	(127,058)	(100,087)
Purchase of Cap Agreements	(1,043)	(4,895)	(1,043)	(4,894)
Net increase in restricted cash	(48)	(181,656)	(3,057)	(253,102)

Net cash provided by financing activities	3,567,209	1,845,094	5,988,724	4,937,939

Net increase in cash and cash equivalents	143,541	572,392	58,123	790,472
Cash and cash equivalents at beginning of period	27,204	303,446	112,622	85,366

Cash and cash equivalents at end of period	$170,745	$875,838	$170,745	$875,838

See noncash disclosures in Note 2 and Note 4.

See Notes to Consolidated Financial Statements

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these financial statements, Thornburg Mortgage, Inc. and its subsidiaries are referred to as “the Company,” unless specifically stated otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Note 1. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2004 Annual Report on Form 10-K.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management believes SFAS 154 will have no impact on the Company’s financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amounts of cash and cash equivalents approximate their respective fair values.

Restricted cash and cash equivalents

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements, Asset-backed CP and Hedging Instruments. The carrying amounts of restricted cash and cash equivalents approximates their fair value.

ARM assets

The Company’s ARM assets are comprised of ARM securities and ARM Loans. All of the Company’s ARM assets are either Traditional ARMs or Hybrid ARMs.

ARM securities are composed mainly of ARM securities purchased from third parties. The Company has designated all of its ARM securities as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss. Realized gains or losses on the sale of ARM securities are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

Securitized ARM loans are loans originated or acquired by the Company and securitized by the Company with the Company retaining 100% of the beneficial ownership interests.

ARM loans collateralizing CDOs are loans the Company has securitized into sequentially rated classes with the lower rated classes being retained by the Company and providing credit support for higher rated classes issued to third-party investors in structured financing arrangements.

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

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, net unrealized gain (loss) on purchase loan commitments and reserve for loan losses. In accordance with SFAS 140, securitized ARM loans and ARM loans collateralizing CDOs are accounted for as loans and are not considered investments subject to classification under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Interest income on ARM assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM assets are amortized through interest income over the estimated lives of the assets considering the actual and future estimated prepayments of the assets using the interest method in determining an effective yield. Estimating future lifetime prepayments and estimating the remaining lives of the Company’s ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives of the ARM assets could be longer or shorter than the lives estimated by management. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM loans, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

MSRs

The Company does not purchase or capitalize any MSRs in connection with any loan sale transaction. MSRs are capitalized upon the securitization of ARM loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Prepaid expenses and other on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs and MSR amortization, is recorded as Servicing income, net on the Consolidated Income Statements.

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

The Company purchases ARM securities that comprise all classes of third-party ARM loan securitizations (including the classes rated less than Investment Grade). Like the Company’s own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. When the Company acquires all classes of third-party ARM loan securitizations, some of the classes are below Investment Grade and the purchase price of those securities generally includes a discount for probable credit losses. This discount is recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company will revise its estimate of probable losses and the change in the estimate of losses will be recorded as a reduction in earnings.

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

Provisions for credit losses do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized, thereby affecting taxable income available for distribution and the amount of dividends that may be paid to shareholders for that tax year.

Valuation methods

The fair values of the Company’s ARM securities, securitized ARM loans and ARM loans collateralizing CDOs are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of an ARM security, a securitized ARM loan or ARM loans collateralizing CDOs is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM Loans, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (loss) on Derivatives, net on the Consolidated Income Statements.

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

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain statistical measures pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical measures, it is ineffective.

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

The Company enters into Cap Agreements in connection with some of its CDO securitizations by incurring a one-time fee or premium. Pursuant to the terms of the respective Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings so as not to exceed the level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity.

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

The unrealized gain (loss) on Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain (loss) in accumulated other comprehensive income (loss) and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed financing cost over the life of the Hedging Instrument.

Pipeline Hedging Instruments

The Company enters into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain (loss)

on Derivatives, net, on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the purchase commitments.

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

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on Derivatives that qualify for cash flow hedge accounting under SFAS 133.

The net unrealized gain on the Company’s ARM Loans of $56.9 million and $64.6 million at June 30, 2005 and December 31, 2004, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

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

Income taxes for the quarter ended June 30, 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. The primary difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relates to MSRs capitalized for financial statement purposes. The related deferred liability is immaterial at June 30, 2005 and is included in Accrued expenses and other on the Consolidated Balance Sheets.

Net earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three- and six- month periods ended June 30, 2005 and 2004 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended June 30, 2005
EPS, income available to common shareholders	$67,116	96,565	$0.70

Three Months Ended June 30, 2004
EPS, income available to common shareholders	$57,899	81,373	$0.71

Six Months Ended June 30, 2005
EPS, income available to common shareholders	$134,472	94,869	$1.42

Six Months Ended June 30, 2004
EPS, income available to common shareholders	$111,262	79,002	$1.41

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

Note 2. ARM Assets

The following tables present the Company’s ARM assets as of June 30, 2005 and December 31, 2004 (in thousands):

June 30, 2005	ARM securities	Securitized ARM loans	ARM loans collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$22,209,375	$3,765,422	$7,441,237	$320,841	$33,736,875
Net unamortized premium	300,079	23,816	34,127	3,866	361,888
Loan loss reserves	—	(7,441)	(2,332)	(250)	(10,023)
Non-accretable discounts	(7,996)	—	—	—	(7,996)
Net unrealized gain on purchase loan commitments	—	—	—	3,515	3,515
Principal payment receivable	18,986	3,748	—	—	22,734

Amortized cost, net	22,520,444	3,785,545	7,473,032	327,972	34,106,993
Gross unrealized gains	13,915	16,976	81,561	1,111	113,563
Gross unrealized losses	(243,097)	(42,503)	—	(205)	(285,805)

Fair value	$22,291,262	$3,760,018	$7,554,593	$328,878	$33,934,751

Carrying value	$22,291,262	$3,785,545	$7,473,032	$327,972	$33,877,811

December 31, 2004	ARM securities	Securitized ARM loans	ARM loans collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$18,553,951	$2,894,025	$6,683,216	$464,569	$28,595,761
Net unamortized premium	275,592	10,844	39,351	2,095	327,882
Loan loss reserves	—	(7,427)	(1,757)	(250)	(9,434)
Non-accretable discounts	(6,478)	—	—	—	(6,478)
Net unrealized loss on purchase loan commitments	—	—	—	(193)	(193)
Principal payment receivable	10,317	2,543	—	—	12,860

Amortized cost, net	18,833,382	2,899,985	6,720,810	466,221	28,920,398
Gross unrealized gains	19,832	8,367	90,018	1,062	119,279
Gross unrealized losses	(197,169)	(32,928)	(120)	(1,847)	(232,064)

Fair value	$18,656,045	$2,875,424	$6,810,708	$465,436	$28,807,613

Carrying value	$18,656,045	$2,899,985	$6,720,810	$466,221	$28,743,061

The Company realized a gain of $7.6 million on the sale of $1.0 billion of ARM assets during the six months ended June 30, 2005. The Company realized a gain of $3.2 million on the sale of $345.5 million of ARM assets during the six months ended June 30, 2004.

During the six months ended June 30, 2005, the Company securitized $2.9 billion of its ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations and (ii) the Company retained $1.3 billion of the resulting securities for its securitized ARM loan portfolio and placed $1.6 billion with third-party investors, thereby providing long-term collateralized financing for the Company’s assets. Of the securities retained, 98.4% were rated Investment Grade and 1.6% were rated less than Investment Grade. As of June 30, 2005, the Company had $11.3 billion of ARM assets as a result of the Company’s securitization efforts. As of December 31, 2004, the Company had $9.6 billion of ARM assets as a result of the Company’s securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the six months ended June 30, 2005, the Company purchased $2.1 billion of third-party loan securitizations in transactions in which the Company purchased all classes of the securitizations, including the subordinated classes. At June 30, 2005 and December 31, 2004, the Company’s ARM securities included $5.2 billion and $3.6 billion, respectively, resulting from the Company’s aggregate purchase of third-party loan securitizations. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. The Company recorded non-accretable discounts of $2.7 million related to securities purchased during the six months ended June 30, 2005. As of June 30, 2005 and December 31, 2004, the Company had total non-accretable discounts of $8.0 million and $6.5 million, respectively, on its ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As of June 30, 2005, 16 of the underlying loans in these third party loan securitizations were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $3.1 million. During the six months ended June 30, 2005 and 2004, the Company reclassified $1.2 million and $210,000, respectively, from non-accretable discount to accretable discount.

During the six months ended June 30, 2005 and 2004, the Company recorded loan loss provisions totaling $589,000 and $823,000, respectively, to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $10.0 million and $8.8 million, respectively.

The following table shows the gross unrealized losses and fair value of ARM securities, aggregated by credit rating and length of time that the 584 individual securities have been in a continuous unrealized loss position, at June 30, 2005 (amounts in thousands):

Unrealized Losses on ARM Securities as of June 30, 2005

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,308,636	$(8,436)	$649,681	$(12,247)	$1,958,317	$(20,683)
AAA/Aaa rating	12,273,586	(90,830)	5,131,612	(122,341)	17,405,198	(213,171)
AA/Aa rating	61,330	(172)	72,141	(7,868)	133,471	(8,040)
A rating	27,476	(174)	3,692	(72)	31,168	(246)
BBB/Baa rating	18,956	(174)	7,957	(614)	26,913	(788)
BB/Ba rating and below	8,311	(169)	—	—	8,311	(169)

Total	$13,698,295	$(99,955)	$5,865,083	$(143,142)	$19,563,378	$(243,097)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its ARM securities until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the six-month period ended June 30, 2005, the net unrealized loss of $177.3 million on ARM securities increased by $51.8 million to a net unrealized loss of $229.2 million. During the same six-month period in 2005, the net unrealized gain on Hedging Instruments of $86.6 million increased by $57.6 million to a net unrealized gain of $144.2 million, for a combined decrease in the net unrealized loss on ARM securities and Hedging Instruments of $5.8 million. While the Company’s ARM securities are designated as available-for-sale, the Company does not typically sell its ARM securities and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of June 30, 2005 and December 31, 2004 (dollar amounts in thousands):

June 30, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	0	—	—	—
90 days or more	0	—	—	—
In bankruptcy and foreclosure	8	$8,844	0.08%	0.03%

	8	$8,844	0.08%	0.03%

December 31, 2004
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$5,000	0.05%	0.02%
90 days or more	2	517	0.01	0.00
In bankruptcy and foreclosure	5	2,165	0.02	0.01

	8	$7,682	0.08%	0.03%

As of June 30, 2005, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the amount of $455,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at June 30, 2005.

MSRs capitalized upon the securitization of $2.9 billion and $2.2 billion of ARM loans during the six months ended June 30, 2005 and 2004, respectively, totaled $15.2 million and $7.7 million, respectively. MSRs of $33.6 million, net of amortization of $2.2 million during the six months ended June 30, 2005, are included in Prepaid expenses and other on the Consolidated Balance Sheets at June 30, 2005. MSRs of $20.6 million are included in Prepaid expenses and other on the Consolidated Balance Sheets at December 31, 2004. At June 30, 2005, the fair value of the MSRs of $47.6 million exceeded their cost basis in each risk stratum.

As of June 30, 2005, the Company had commitments to purchase or originate the following amounts of ARM assets (amounts in thousands):

ARM securities – private high quality	$392,093
ARM loans – correspondent originations	603,566
ARM loans – direct originations	73,949

$1,069,608

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2007 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. At June 30, 2005, the balance of the Hybrid ARM securities was approximately $1.2 billion, but is expected to be less than 60% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of June 30, 2005, the Company had delivered ARM assets with a carrying value of $2.7 million and $3.2 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of June 30, 2005 and December 31, 2004, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $24.2 billion and $19.6 billion, respectively. In addition, as of June 30, 2005, the Company had entered into delayed Swap Agreements with notional balances totaling $800 million that become effective between July 2005 and October 2006 and are also accounted for as cash flow hedges as of June 30, 2005. These delayed Swap Agreements have been entered into to hedge the forecasted financing of the Company’s ARM assets. As of June 30, 2005, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.7 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.28% and 3.04% at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, ARM assets with a carrying value of $2.0 million, including accrued interest, collateralized the Swap Agreements. The Company held net cash collateral from Swap Agreement counterparties totaling $42.0 million at June 30, 2005.

The net unrealized gain on Swap Agreements at June 30, 2005 of $166.0 million included Swap Agreements with gross unrealized gains of $201.9 million and gross unrealized losses of $35.9 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized gain of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of June 30, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $144.2 million. Over the next twelve months, $126.4 million of these net unrealized gains are expected to be realized.

As of June 30, 2005 and December 31, 2004, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM loans collateralizing CDOs had remaining notional amounts of $1.1 billion and $1.3 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at June 30, 2005 and December 31, 2004 was $12.5 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of June 30, 2005 and December 31, 2004, the unrealized losses on these Cap Agreements of $21.3 million and $21.1 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following June 30, 2005, $3.6 million of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.31%. The Cap Agreements had an average maturity of 3.4 years as of June 30, 2005 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the Net Effective Duration is less than one year. At June 30, 2005, the financing and hedging of the Company’s Hybrid ARM assets resulted in a Net Effective Duration of approximately 0.23 years while the financing and hedging of all of the Company’s ARM assets resulted in a Net Effective Duration of approximately 0.22 years. This suggests a low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change.

Interest expense for the three- and six-month periods ended June 30, 2005 includes net payments on Hybrid ARM Hedging Instruments of $8.8 million and $34.6 million, respectively. Interest expense for the same periods in 2004 includes net payments on Hybrid ARM Hedging Instruments of $66.8 million and $128.3 million, respectively.

Pipeline Hedging Instruments

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at June 30, 2005 and December 31, 2004 was a net unrealized loss of $2.0 million and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $536.0 million and $688.0 million at June 30, 2005 and December 31, 2004, respectively.

The Company recorded a gain of $3.1 million on Derivatives during the six months ended June 30, 2005. This gain consisted of a net gain of $3.4 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net loss of $298,000 on Pipeline Hedging Instruments. The Company recorded a loss of $514,000 on Derivatives during the six months ended June 30, 2004. This loss consisted of a net loss of $9.1 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $6.5 million on Pipeline Hedging Instruments and a $2.1 million realized gain on the termination of three Swap Agreements.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of June 30, 2005, had borrowed funds from 17 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of June 30, 2005, the Company had $19.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 3.38% and a weighted average remaining maturity of 3.8 months. As of December 31, 2004, the Company had $14.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.49% and a weighted average remaining maturity of 3.6 months. As of June 30, 2005, $18.8 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from four to fifteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $20.4 billion, including accrued interest, collateralized the reverse repurchase agreements at June 30, 2005.

At June 30, 2005, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$3,054,194
31 to 89 days	3,634,064
90 to 365 days	12,742,283

$19,430,541

Asset-backed CP

On June 30, 2004, the Company established a $5 billion Asset-backed CP facility, which provides an alternative way to finance the Company’s high quality ARM securities portfolio. The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings. As of June 30, 2005, the Company had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 3.32% and a weighted average remaining maturity of 18 days.

As of June 30, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM asset portfolio with a carrying value of $5.3 billion, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$4,336,044	3.89%
Fixed-rate financing (3)	3,012,851	4.15%

Total	$7,348,895	4.00%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.1 billion and a weighted average strike price of 5.31% as of June 30, 2005.

(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.8 billion.

As of June 30, 2005, the CDOs were collateralized by ARM loans with a principal balance of $7.4 billion. The debt matures between 2033 and 2045 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of June 30, 2005, the Company had entered into two committed whole loan financing facilities with a total borrowing capacity of $600 million that expire between February 2006 and December 2006. The Company had uncommitted facilities of $650 million at June 30, 2005. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of June 30, 2005, the Company had $29.6 million borrowed against these whole loan financing facilities at an effective rate of 3.81%. As of December 31, 2004, the Company had $285.6 million borrowed against whole loan financing facilities at an effective cost of 3.36%. The amount borrowed on the whole loan financing facilities at June 30, 2005 was collateralized by ARM loans with a carrying value of $30.6 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at June 30, 2005.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at June 30, 2005. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received a premium of $3.6 million related to the notes offering, which is being amortized over the remaining expected life of the Senior Notes. At June 30, 2005 and December 31, 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.2 million and had an effective cost of 8.07% and 8.06%, respectively, which reflects the effect of issuance cost and premium received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of June 30, 2005, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Other

The total cash paid for interest was $243.4 million and $145.7 million for the quarters ended June 30, 2005 and 2004, respectively, and $446.4 million and $266.1 million for the six months ended June 30, 2005 and 2004, respectively.

Contractual Obligations

As of June 30, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$19,430,541	$19,430,541	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	7,348,895	14,966	36,914	66,539	7,230,476
Whole loan financing facilities	29,573	29,573	—	—	—
Senior Notes	304,231	—	—	—	304,231
ARM asset purchase commitments	1,069,608	1,069,608	—	—	—

Total (2)	$33,172,848	$25,534,688	$36,914	$66,539	$7,534,707

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

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$22,291,262	$22,291,262	$18,656,045	$18,656,045
Securitized ARM loans	3,785,545	3,760,018	2,899,985	2,875,424
ARM loans collateralizing CDOs	7,473,032	7,554,593	6,720,810	6,810,708
ARM loans held for securitization	327,972	328,878 7	466,221	465,436
Hedging Instruments	225,517	225,517	144,230	144,230
Liabilities:
Reverse repurchase agreements	19,430,541	19,430,541	14,248,939	14,248,939
Asset-backed CP	4,990,000	4,990,000	4,905,000	4,905,000
CDOs	7,348,895	7,361,738	6,623,641	6,640,932
Whole loan financing facilities	29,573	29,573	285,555	285,555
Senior Notes	304,231	311,100	304,173	324,825
Hedging Instruments	49,449	49,449	26,027	26,027

As of June 30, 2005, the Company had no off-balance sheet credit risk.

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

During the quarter ended June 30, 2005, the Company issued an additional 2,525,000 shares of Preferred Stock and received net proceeds of $60.6 million.

During June 2005, the Company completed a public offering of 4,000,000 shares of Common Stock and received net proceeds of $117.3 million.

During the three- and six-month periods ended June 30, 2005, the Company issued 586,300 and 1,649,900 shares, respectively, of Common Stock through at-market transactions and received net proceeds of $16.8 million and $46.6 million, respectively, under a controlled equity offering program.

During the three- and six-month periods ended June 30, 2005, the Company issued 2,320,018 and 3,990,479 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $67.3 million and $113.0 million, respectively.

As of June 30, 2005, $114.0 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on January 21, 2004, and $1.5 billion of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On April 19, 2005, the Company declared the first quarter 2005 dividend of $0.68 per share of Common Stock, which was paid on May 13, 2005 to shareholders of record as of May 3, 2005.

On June 15, 2005, the Company declared a second quarter dividend of $0.50 per share to the shareholders of the Preferred Stock, which was paid on July 15, 2005 to preferred shareholders of record as of June 30, 2005.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale ARM securities and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized losses on ARM securities	Unrealized (losses) gains on Hedging Instruments	Accumulated other comprehensive (loss) gain
Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	(169,870)	181,207	11,337

Balance, June 30, 2004	$(213,184)	$81,743	$(131,441)

Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(51,845)	57,609	5,764

Balance, June 30, 2005	$(229,182)	$144,231	$(84,951)

The net unrealized gain on the Company’s ARM Loans of $56.9 million and $64.6 million at June 30, 2005 and December 31, 2004, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes the Company’s Compensation Committee to grant DERs, SARs and PSRs.

As of June 30, 2005, there were 1,568,772 DERs outstanding, all of which were vested, and 1,060,484 PSRs outstanding, of which 907,871 were vested. The Company recorded an expense associated with DERs and PSRs of $3.2 million for the quarter ended June 30, 2005 and income of $344,000 for the quarter ended June 30, 2004. The expense recorded in the second quarter of 2005 consists of $1.7 million associated with dividend equivalents paid on DERs and PSRs, $481,000 related to the amortization of unvested PSRs, and $1.0 million resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the income recorded in the second quarter of 2004, $2.3 million was the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by a $1.4 million expense associated with dividend equivalents paid on DERs and PSRs and a $511,000 expense related to the amortization of unvested PSRs. During the six-month periods ended June 30, 2005 and 2004, the Company recorded an expense associated with DERs and PSRs in the amount of $4.7 million and $4.2 million, respectively.

Note 9. Transactions with Related Parties

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.27% on the first $300 million of Average Historical Equity, plus 0.93% on Average Historical Equity above $300 million. The fee earned on Average Historical Equity over $1.5 billion is limited to 0.82%, decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of

0.67% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

The Management Agreement provides for an annual review of the Manager’s performance under the Management Agreement by the independent directors of the Board of Directors. In July 2005, the Board of Directors performed its annual review of the Manager’s performance and approved the Manager’s performance over the previous year. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

During the quarters ended June 30, 2005 and 2004, the Company reimbursed the Manager $1.8 million and $1.5 million, respectively, for expenses in accordance with the terms of the Management Agreement. During the six months ended June 30, 2005 and 2004, the Company reimbursed the Manager $3.4 million and $2.8 million, respectively, for expenses. As of June 30, 2005 and 2004, $2.7 million and $2.0 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended June 30, 2005 and 2004, the Company incurred base management fees of $5.0 million and $3.9 million, respectively, in accordance with the terms of the Management Agreement. For the six-month periods ended June 30, 2005 and 2004, the Company incurred base management fees of $9.7 million and $7.6 million, respectively. As of June 30, 2005 and 2004, $1.8 million and $1.3 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended June 30, 2005 and 2004, the Manager earned performance-based compensation in the amount of $9.8 million and $8.5 million, respectively. For the six-month periods ended June 30, 2005 and 2004, the Manager earned performance-based compensation in the amount of $19.8 million and $16.8 million, respectively. As of June 30, 2005 and 2004, $9.8 million and $8.5 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate and on lender fees. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate being subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers of the Company are not eligible for the employee discount. As of June 30, 2005, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $42.8 million, had a weighted average interest rate of 4.31%, and maturities ranging between 2030 and 2035.

Note 10. Subsequent Events

On July 21, 2005, the Company declared the second quarter 2005 dividend of $0.68 per share of Common Stock, which is payable on August 16, 2005 to shareholders of record as of August 4, 2005.

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

Executive Overview

Our goal is to acquire or originate ARM assets for our portfolio and manage them to achieve earnings and dividend stability as our primary objective and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary earnings growth strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise new equity capital at a premium to book value in order to grow our assets and book value over time; and (iii) to better use our existing capital base by pursuing non-recourse funding sources, relying less on reverse repurchase agreements and more on CDOs to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Our goal in 2005 is to originate $4.2 billion in mortgage loans. Despite continued highly competitive pricing and a more aggressive approach to granting credit by other mortgage lenders, our loan originations of $2.3 billion in the first half of 2005 increased 11% over the year-ago period, and accounted for 22% of total portfolio acquisitions. Our mortgage origination volumes remain stable with $677.5 million of loans in the pipeline at June 30, 2005, most of which we expect will close in the next quarter. Our correspondent relationships have increased 31% year-over-year and we now have 191 correspondent partners across the country, including new entrants in the Midwest and South Central United States. Additionally, our newly initiated broker channel is now in its test phase. This new origination channel has considerable potential, and based on our preliminary research, we believe we can partner effectively with select, high quality mortgage brokers to enhance our origination efforts without compromising the credit quality and performance characteristics of our loan origination portfolio. Our ability to provide competitive rates, common sense underwriting, financially sensible ARM products — including our loan modification feature — and ongoing exceptional customer service should allow us to further grow our loan origination business across multiple channels.

Accretive Capital Raises. Our ability to raise new equity capital at a premium to book value resulted in improvement in book value and asset acquisition activity and also helped us maintain our earnings during the quarter. We raised $201.4 million of new common equity capital during the second quarter by issuing 6.9 million common shares at an average net price of $29.17 per share. We also issued 2.5 million shares of Preferred Stock for net proceeds of $117.3 million during the second quarter. Primarily as a result of raising this new equity, our book value per common share rose 13% from $18.74 per share at June 30, 2004 to $21.09 per share at June 30, 2005. As a result these capital-raising activities, our net earnings were stable at $0.70 per share for the second quarter of 2005 versus $0.71 per share for the second quarter of 2004.

Capital Efficient CDO Transactions. Since CDOs represent permanent financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement is lowered to approximately 2% versus our customary 8% to 10% capital policy requirement for reverse repurchase agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional assets. As of June 30, 2005, the eight CDOs we completed over the past two years had freed up approximately $514 million of capital, enabling us to hold approximately $3.6 billion in additional ARM assets.

Consistent Profitability

We believe we possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the second quarter of 2005, our operating expenses as a percent of average assets were 0.29%, compared to 0.28% for the same quarter of 2004. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, mortgage brokers, financial planners and other sources. As a result, we generally avoid the fixed cost infrastructure and high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers. We believe that this low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets, particularly when interest rates rise. Additionally, we have been able to mitigate interest rate risk by entering into hedging transactions and still achieve acceptable returns for our shareholders. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

Our strategic focus is high credit quality assets. This strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which ensures we have access to financing through the credit cycle and contributes to maintaining consistent profitability. As of June 30, 2005, 98.0% of our ARM asset portfolio was High Quality, compared to 97.6% at March 31, 2005. Many of our High Quality ARM assets consist of “A quality” ARM loans that we have either originated and securitized into ARM pass-through certificates or into CDO financings for our own portfolio. Additionally, our High Quality ARM assets include “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. We retain the risk of potential credit losses on all of these loans. We did not experience any credit losses on ARM Loans during the first six months of 2005 and have only experienced $174,000 in credit losses since we began acquiring ARM loans in 1997. Although we believe our credit performance is reflective of the high credit quality of our borrowers, our prudent underwriting, property appraisal methods and policies and prudent management of our delinquent loan portfolio, we also recognize that our ARM Loan portfolio was, on average, only approximately 19 months old at June 30, 2005. Due to this lack of seasoning and, therefore, lack of relevant historical data, we have recorded a loan loss reserve of $10.0 million as of June 30, 2005, based on management’s expectations and given industry loss experience on similar loans.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on earnings and on the market value of our balance sheet. As of June 30, 2005, we had $30.2 billion of Hybrid ARM assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $24.2 billion and delayed Swap Agreements with notional balances totaling $800 million that become effective between July 2005 and October 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of our ARM assets. Additionally, at June 30, 2005, we had Cap Agreements with a notional balance of $1.1 billion. These Cap Agreements do not receive any payments unless one-month LIBOR rises above a range of 3.25% to 11.50%, and on average 5.31%. As of June 30, 2005, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.23 years while the financing and hedging of all of our ARM assets resulted in a Net Effective Duration of approximately 0.22 years.

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

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At June 30, 2005, reverse repurchase agreements accounted for only 60% of our borrowings, while CDOs represented 23% and our Asset-backed CP facility accounted for 16%. Given the success of the Asset-backed CP facility established in June 2004, we are now working towards increasing the size of the facility from $5 billion to $10 billion. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the quarters to come.

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

•

We have a Code of Conduct and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers and directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships. In addition, we have instituted a Nonretaliation Policy and Procedure for Whistleblowers that sets forth procedures by which any officer or employee of the

Company or the Manager may raise concerns regarding alleged violations of federal fraud or securities laws, which may involve financial matters, such as accounting, auditing or financial reporting, as well as non-financial matters, with the appropriate supervisors, officers or committees of the Board of Directors.

•

We have an Insider Trading Policy that prohibits any of the directors, officers or employees of the Company or the Manager from buying or selling our stock on the basis of material nonpublic information, and prohibits communicating material nonpublic information to others.

•

We are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, which requires an evaluation of internal control over financial reporting in association with our financial statements. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 49 of our 2004 Annual Report on Form 10-K.

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

•

Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments using generally accepted interest methods, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the lives of the assets using the interest method in determining an effective yield adjusted for the effects of actual and future estimated prepayments. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be more or less than the amount estimated by management at the time of purchase of the ARM assets or at each reporting period.

The following table presents a sensitivity analysis to show the adjustment we would make to our net purchase premium at June 30, 2005 for 5% and 10% increases and decreases to our lifetime prepayment assumptions (in thousands). The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. It is not intended to imply our expectation of future prepayment levels or estimated remaining lives. We believe the current lifetime assumptions used are appropriate.

Changed Assumption	Increase (Decrease) in Net Purchase Premium
Prepayment assumption increased by 5%	$(4,679)
Prepayment assumption increased by 10%	$(9,145)
Prepayment assumption decreased by 5%	$4,138
Prepayment assumption decreased by 10%	$8,190

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

•

Impairment of ARM Securities and Non-Accretable Discounts on ARM Securities. ARM securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our ARM securities are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the ARM security’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the unrealized losses on ARM securities of $243.1 million at June 30, 2005 are not reflective of credit deterioration and because we have the ability and intent to hold the ARM securities until recovery, the losses are not other-than-temporary impairments.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at June 30, 2005 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default (in thousands). The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves
Default assumption increased by 5%	$849
Default assumption decreased by 5%	$(850)
Loss severity assumption increased by 5%	$1,877
Loss severity assumption decreased by 5%	$(1,877)

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We believe SFAS 154 will have no impact on our financial statements.

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe our exposure to changes in interest rates is minimal since the assets we hold are primarily ARM assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8% and we typically operate with a 9% to 10% Adjusted Equity-to-Assets Ratio. See “Capital Utilization and Leverage” on page 44 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Similarly, we maintain strict credit underwriting standards and have experienced cumulative credit losses of only $174,000 on our loan portfolio since we began acquiring loans in 1997. We believe our operating structure has resulted in operating costs well below those of other mortgage originators. We believe our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and are managed under the Management Agreement with Thornburg Mortgage Advisory Corporation, which manages our operations, subject to the supervision of the Board of Directors.

Portfolio Strategies

Our business strategy is to acquire and originate primarily ARM assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowings.

We acquire ARM assets from investment banking firms, broker-dealers and similar financial institutions that regularly make markets in these assets. We also acquire ARM assets from other mortgage providers, including mortgage bankers, banks, savings and loan institutions, home builders and other firms involved in originating, packaging and selling mortgage loans. We believe we have a competitive advantage in acquiring and investing in ARM assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 191 approved correspondents, and we originate ARM loans directly to consumers. Additionally, our newly initiated broker channel is now in its test phase. This new origination channel has considerable potential, and based on our preliminary research, we believe we can partner effectively with select high quality mortgage brokers to enhance our direct retail origination efforts without compromising the credit quality and performance characteristics of our loan origination portfolio. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and ARM securities will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

Our ARM assets include investments in Hybrid ARM assets. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 40% of our total assets. We recently obtained the authority from our Board of Directors to invest up to 5% of total assets in fifteen year fixed-rate assets so long as we continue to maintain our Effective Duration under one year. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM assets. We have a policy that requires us to maintain a Hybrid ARM portfolio Net Effective Duration of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our Hybrid ARM portfolio. By maintaining a Net Effective Duration of less than one year, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

To mitigate the adverse effect of an increase in prepayments on our ARM assets, we emphasize the purchase of ARM assets at prices close to or below par. We amortize any premiums paid for our assets over their expected lives using the effective yield method of accounting. To the extent that the prepayment rate on our ARM assets differs from expectations, our net interest income will be affected. Prepayments generally increase when current mortgage interest rates fall below the interest rates on existing ARM loans. To the extent there is an increase in prepayment rates, resulting in a shortening of the expected lives of our ARM assets, our net income and, therefore, the taxable income available for distribution and dividends paid to shareholders could be adversely affected.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” mortgage loans through TMHL, our wholly-owned mortgage loan origination subsidiary, from four sources: (i) correspondent lending, (ii) direct retail loan originations, (iii) high quality mortgage brokers, a channel which is in its initial test phase, and (iv) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through financial intermediaries or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We acquire and originate ARM loans for our portfolio with the intention of securitizing them to create High Quality ARM securities and retaining them in our portfolio as securitized ARM loans. Alternatively, we may also use our loans as collateral for CDOs. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates created as a result of our loan acquisition and securitization efforts, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate or service. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the second quarter of 2005, we modified 149 loans with balances totaling $81.8 million. At June 30, 2005, the pipeline of loans to be modified totaled $78.8 million.

Financing Strategies

We finance our ARM assets using Common and Preferred Stock equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a balanced funding mix including Asset-backed CP, CDOs and reverse repurchase agreements.

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

We enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from four to fifteen months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We also have a $5 billion Asset-backed CP facility, which provides us with an alternative way to finance our high quality ARM securities portfolio. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have diversified our funding sources by replacing a portion of our reverse repurchase agreement borrowings with the issuance of Asset-backed CP under terms that are comparable to our existing reverse repurchase agreement funding. As of June 30, 2005, we had $5.0 billion of Asset-backed CP outstanding.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on our equity capital and unsecured debt (collectively, long-term capital). We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long term capital position. See further discussion of capital utilization and leverage beginning on page 44 and the calculation of our Adjusted Equity-to-Assets Ratio on page 45.

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

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM assets. Therefore, some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARM assets, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on the borrowings such that the Net Effective Duration is less than one year. A shorter Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of June 30, 2005, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 2.8 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a Net Effective Duration of approximately 0.23 years, including the effects of prepayments.

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

Financial Condition

Asset Quality

At June 30, 2005, we held total assets of $34.5 billion, $33.9 billion of which consisted of ARM assets. That compares to $29.2 billion in total assets and $28.7 billion of ARM assets at December 31, 2004. Since commencing operations, we have purchased either ARM securities (Agency Securities or privately-issued MBS) or ARM loans generally originated to “A quality” underwriting standards. At June 30, 2005, 97.6% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at June 30, 2005 and December 31, 2004 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All ARM securities included in the tables have been rated by the Rating Agencies. ARM Loans include securitized ARM loans that have been rated by the Rating Agencies, ARM loans collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	June 30, 2005
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,277,778	10.2%	$1,205		0.0%	$2,278,983		6.7%
Non-Agency ARM Assets:
AAA/Aaa Rating	19,512,455	87.5	11,087,457	(1)	95.7	30,599,912	(1)	90.3
AA/Aa Rating	294,305	1.3	67,052		0.6	361,357		1.0

Total Non-Agency ARM Assets	19,806,760	88.8	11,154,509		96.3	30,961,269		91.3

Total High Quality	22,084,538	99.0	11,155,714		96.3	33,240,252		98.0

Other Investments
Non-Agency ARM Assets:
A Rating	114,691	0.5	39,626		0.3	154,317		0.5
BBB/Baa Rating	56,388	0.3	23,176		0.2	79,564		0.2
BB/Ba Rating and Below	35,645	0.2	49,835	(1)	0.4	85,480	(1)	0.3
ARM loans pending securitization	—	0.0	328,222		2.8	328,222		1.0

Total Other Investments	206,724	1.0	440,859		3.7	647,583		2.0

Loan Loss Reserves	—	0.0	(10,024)		0.0	(10,024)		0.0

Total ARM Portfolio	$22,291,262	100.0%	$11,586,549		100.0%	$33,877,811		100.0%

(1)

As of June 30, 2005, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through overcollateralization in the amount of $62.1 million, which is included in the BB/Ba Rating and below category.

	December 31, 2004
	ARM Securities		ARM Loans			Total
	Carrying Value	Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,720,307	14.6%	$1,523		0.0%	$2,721,830		9.5%
Non-Agency ARM Assets:
AAA/Aaa Rating	15,659,634	83.9	9,319,573		92.4	24,979,207		86.9
AA/Aa Rating	172,234	1.0	144,795		1.4	317,029		1.1

Total Non-Agency ARM Assets	15,831,868	84.9	9,464,368		93.8	25,296,236		88.0

Total High Quality	18,552,175	99.5	9,465,891		93.8	28,018,066		97.5

Other Investments
Non-Agency ARM Assets:
A Rating	48,854	0.3	81,172		0.8	130,026		0.4
BBB/Baa Rating	26,920	0.1	20,450		0.2	47,370		0.2
BB/Ba Rating and Below	28,096	0.1	62,466	(2)	0.5	90,562	(2)	0.3
ARM loans pending securitization	—	0.0	466,471		4.7	466,471		1.6

Total Other Investments	103,870	0.5	630,559		6.2	734,429		2.5

Loan Loss Reserves	—	0.0	(9,434)		0.0	(9,434)		0.0

Total ARM Portfolio	$18,656,045	100.0%	$10,087,016		100.0%	$28,743,061		100.0%

(2)

As of December 31, 2004, the Investment Grade classes of ARM loans collateralizing CDOs have been credit-enhanced through overcollateralization in the amount of $51.0 million, which is included in the BB/Ba Rating and below category.

As of June 30, 2005, eight of the 23,890 loans in our ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $8.8 million. At June 30, 2005, we owned one real estate-owned property as a result of foreclosing on a delinquent loan in the amount of $455,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at June 30, 2005.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of June 30, 2005. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $11.5 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$496,547	$12,500,000	$25,100
Unpaid principal balance	$482,933	$12,500,000	$884
Coupon rate on loans	4.88%	9.13%	2.38%
Pass-through rate	4.77%	8.60%	2.36%
Pass-through margin	1.95%	4.73%	0.23%
Lifetime cap	10.42%	18.00%	7.13%
Original term (months)	360	480	120
Remaining term (months)	341	478	12

Geographic distribution (top 5 states):		Property type:
California	28.0%	Single-family	82.6%
Georgia	8.8	Condominium	14.4
Florida	8.1	Other residential	3.0
New York	7.8
Colorado	7.3	ARM Loan type:
		Traditional ARM loans	26.3%
Occupancy status:		Hybrid ARM loans	73.7
Owner occupied	76.8%
Second home	14.7	ARM interest rate caps:
Investor	8.5	Initial cap on Hybrid ARM loans:
		3.00% or less	0.7%
Documentation type:		3.01%-4.00%	12.4
Full/alternative	92.8%	4.01%-5.00%	47.6
Stated income/no ratio	7.2	5.01%-6.00%	13.1

Loan purpose:		Periodic cap on Traditional ARM loans:
Purchase	46.7%	None	9.6%
Cash out refinance	28.0	1.00% or less	8.3
Rate & term refinance	25.3	Over 1.00%	8.3
		Percent of interest-only loan balances	90.3%

Original effective loan-to-value:		Weighted average length of interest-only period	8.0 years
80.01% and over (1)	1.8%
70.01%-80.00%	45.1	FICO scores:
60.01%-70.00%	25.0	801 and over	3.2%
50.01%-60.00%	12.9	751 to 800	43.7
50.00% or less	15.2	701 to 750	32.8
		651 to 700	17.6
Weighted average effective original loan-to-value:	66.3%	650 or less	2.7

		Weighted average FICO score:	738

(1)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance. This ratio includes the effect of pledged assets, but not the impact of mortgage insurance.

As of June 30, 2005 and December 31, 2004, we serviced $8.1 billion and $7.2 billion of our loans, respectively, and had 17,109 and 15,998 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of ARM securities or loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	June 30, 2005		December 31, 2004
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM assets:
Index:
One-month LIBOR	$805,849	2.4%	$1,020,954	3.6%
Six-month LIBOR	1,383,961	4.1	1,752,298	6.1
One-year LIBOR	926,204	2.7	704,844	2.4
One-year Constant Maturity Treasury	511,000	1.5	548,269	1.9
Other	102,640	0.3	157,361	0.5

	3,729,654	11.0	4,183,726	14.5

Hybrid ARM assets:
Remaining fixed period:
3 years or less	6,137,762	18.1	4,947,963	17.2
Over 3 years – 5 years	15,046,775	44.4	14,824,132	51.6
Over 5 years	8,973,644	26.5	4,796,674	16.7

	30,158,181	89.0	24,568,769	85.5
Loan Loss Reserves	(10,024)	(0.0)	(9,434)	(0.0)

	$33,877,811	100.0%	$28,743,061	100.0%

The ARM portfolio had a weighted average coupon of 4.75% at June 30, 2005. This consisted of a weighted average coupon of 4.77% on the Hybrid ARM assets and a weighted average coupon of 4.39% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.80%, based upon the composition of the portfolio and the applicable indices at June 30, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 5.36%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At June 30, 2005, the current yield of the ARM assets portfolio was 4.35%, up from 4.13% as of December 31, 2004. The increase in the yield of 22 basis points as of June 30, 2005, compared to December 31, 2004, is primarily due to a 28 basis point increase in the weighted average coupon, partially offset by higher net premium amortization.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 89.0% of the total ARM portfolio, or $30.2 billion, compared to 85.5%, or $24.6 billion as of December 31, 2004. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM assets have interest rates that adjust within one year. However, most of our Hybrid ARM assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of June 30, 2005, the Net Effective Duration applicable to our Hybrid ARM assets was approximately 0.23 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.22 years.

As of June 30, 2005 and December 31, 2004, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $24.2 billion and $19.6 billion, respectively. In addition, as of June 30, 2005, we had entered into delayed Swap Agreements with notional balances totaling $800 million that will become effective between July 2005 and October 2006. We entered into these delayed Swap Agreements to hedge the forecasted financing of our ARM assets. As of June 30, 2005, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.7 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.28% and 3.04% at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, ARM assets with a carrying value of $2.0 million, including accrued interest, collateralized the Swap Agreements. We held net cash collateral from Swap Agreement counterparties totaling $42.0 million at June 30, 2005. The net unrealized gain on Swap Agreements at June 30, 2005 of $166.0 million included Swap Agreements with gross unrealized gains of $201.9 million and gross unrealized losses of $35.9 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized loss on Swap Agreements of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of June 30, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $144.2 million. Over the next twelve months, $126.4 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of June 30, 2005 and December, 31, 2004, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM loans collateralizing our CDOs, had remaining notional amounts of $1.1 billion and $1.3 billion, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at June 30, 2005 and December, 31, 2004 was $12.5 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of June 30, 2005 and December, 31, 2004, the unrealized loss on these Cap Agreements of $21.3 million and $21.1 million, respectively, is included in accumulated other comprehensive income (loss). In the twelve month period following June 30, 2005, $3.6 million of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 11.50% and average 5.31%. The Cap Agreements had an average maturity of 3.4 years as of June 30, 2005 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of June 30, 2005 and the balance of these same Hybrid ARM Hedging Instruments as of June 30 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of June 30,
	2005	2006	2007	2008	2009	2010
Swap Agreements:
Balance-guaranteed (1) (3)	$1,759,267	$1,407,413	$1,030,845	$482,050	$293,853	$124,268
Other (2)	22,083,540	14,185,207	6,329,350	2,579,113	1,656,270	1,076,128

	23,842,807	15,592,620	7,360,195	3,061,163	1,950,123	1,200,396

Eurodollar Transactions (2)	356,000	35,000	—	—	—	—
Cap Agreements (1) (3)	1,093,317	852,350	701,207	482,808	320,544	218,425

	$25,292,124	$16,479,970	$8,061,402	$3,543,971	$2,270,667	$1,418,821

(1)

These Swap Agreements and Cap Agreements have been entered into in connection with our CDO transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective CDO transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2015.

(2)

These hedging instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2013.

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of June 30, 2005 and as of June 30 for each of the following five years (in thousands):

	As of June 30,
	2005	2006	2007	2008	2009	2010
Swap Agreements	$1,759,267	$1,541,684	$1,154,552	$551,810	$328,352	$149,149
Cap Agreements	1,093,317	977,599	794,136	499,415	337,864	244,389

	$2,852,584	$2,519,283	$1,948,688	$1,051,225	$666,216	$393,538

The fair value of the Pipeline Hedging Instruments at June 30, 2005 and December 31, 2004 was a net unrealized gain of $2.0 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $536.0 million and $688.0 million at June 30, 2005 and December 31, 2004, respectively. During the three- and six-month periods ended June 30, 2005 we recognized a $7.4 million loss and a $298,000 loss, respectively, on Pipeline Hedging Instruments, which is included in Gain (loss) on Derivatives, net, in our Consolidated Income Statements along with a $9.2 million gain and a $3.4 million gain recorded on loan commitments for the three-and six-month periods ended June 30, 2005, respectively.

Asset Acquisitions

During the quarter ended June 30, 2005, we purchased $5.0 billion of ARM securities, 98.9% of which were High Quality assets and $1.4 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM assets acquired during the second quarter of 2005, 99.4% were Hybrid ARM assets and 0.6% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-month periods ended June 30, 2005 and 2004 (dollar amounts in thousands):

	For the three months ended:		For the six months ended:
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
ARM securities:
Agency Securities	$—	$271,023	$—	$1,054,570
High Quality, non-Agency	4,921,678	2,690,302	7,540,298	5,460,055
Other non-Agency	53,026	7,658	105,554	18,210

	4,974,704	2,968,983	7,645,852	6,532,835

ARM loans:
Bulk acquisitions	332,235	—	332,235	88,959
Correspondent originations	1,029,157	990,893	2,143,720	1,803,923
Direct retail originations	66,932	138,935	127,807	234,817

	1,428,324	1,129,828	2,603,762	2,127,699

Total acquisitions	$6,403,028	$4,098,811	$10,249,614	$8,660,534

As of June 30, 2005, we had commitments to purchase $392.1 million of ARM securities and $677.5 million of ARM loans through origination channels. At June 30, 2005, we used a 24.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

On June 29, 2005, we securitized $1.6 billion of ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) we did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization and (ii) we retained $52.3 million of the resulting securities for our securitized ARM loan portfolio and placed $1.6 billion with third-party investors, thereby providing long-term collateralized financing for our assets. Of the securities retained, 76.9% were rated Investment Grade and 23.1% were rated less than Investment Grade. As of June 30, 2005, we had $11.3 billion of ARM assets as a result of our securitization efforts. As of December 31, 2004, we had $9.6 billion of ARM assets as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended June 30, 2005, our mortgage assets paid down at an approximate average annualized CPR of 25%, compared to 22% for the quarter ended December 31, 2004 and 35% for the quarter ended June 30, 2004. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium to reflect actual and future estimated prepayments.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At June 30, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.1 billion at December 31, 2004. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

We had adequate liquidity throughout the quarter ended June 30, 2005. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future, without needing to sell assets.

Sources of Funds

Our primary sources of funds for the quarter ended June 30, 2005 consisted of reverse repurchase agreements, Asset-backed CP, CDOs and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM assets. The reverse repurchase agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and on June 30, 2005, had borrowed funds from 17 of these firms. Reverse repurchase agreement borrowings outstanding at June 30, 2005 had a weighted average borrowing rate of 3.38% and a weighted average remaining term to maturity of 3.8 months.

We also have a $5 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings. As of June 30, 2005, we had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 3.32% and a weighted average remaining maturity of 18 days.

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

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are also recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing (2)	$4,336,044	3.89%
Fixed-rate financing (3)	3,012,851	4.15%

Total	$7,348,895	4.00%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with a notional balance of $1.1 billion and a weighted average strike price of 5.31% as of June 30, 2005.

(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.8 billion.

As of June 30, 2005, the CDOs were collateralized by ARM loans with a principal balance of $7.4 billion. The debt matures between 2033 and 2045 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of June 30, 2005, we had entered into two committed whole loan financing facilities with a total borrowing capacity of $600 million that expire between February 2006 and December 2006. We had uncommitted facilities of $650 million at June 30, 2005. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of June 30, 2005, we had $29.6 million borrowed against these whole loan financing facilities at an effective cost of 3.81%.

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

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 3.1 months as of June 30, 2005), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8%, though we typically maintain a ratio of 9% to 10%, against the financing of these ARM assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to fund future margin requirements that might result from changes in the value of our assets or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

We use the Adjusted Equity-to-Assets Ratio as a way to ensure that we always have an adequate capital cushion relative to those recourse borrowings subject to margin call. If we did not maintain a sufficient capital cushion to meet initial and ongoing margin requirements, we could be forced to liquidate ARM assets, potentially at a loss, at a time when our ARM assets had declined in value or when margin requirements had changed. The potential limitation that may result from the use of the non-GAAP measurement is that, in an economic environment where the market value of the investment portfolio is increasing, the amount of capital that we can invest will be less than the amount then available for investment under a comparable GAAP measurement. Although we acknowledge this limitation, we believe that it is not prudent to factor these market gains into the calculation of leveragable capital because the gains may be short-term in nature. The potential volatility in market prices could result in subsequent reversal of the gains that would require subsequent disposition of ARM assets in unfavorable market conditions.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)	June 30, 2005	December 31, 2004
Assets	$34,529,258	$29,189,618
Adjustments:
Net unrealized loss on ARM securities	229,182	177,337
Net unrealized gain on Hedging Instruments	(181,556)	(108,278)
ARM loans collateralizing CDOs	(7,473,032)	(6,720,810)
Cap Agreements	(37,877)	(35,952)

Adjusted assets	$27,065,975	$22,501,915

Shareholders’ equity	$2,250,353	$1,789,184
Adjustments:
Accumulated other comprehensive loss	84,951	90,715
Equity supporting CDOs:
CDOs	7,348,895	6,623,641
ARM loans collateralizing CDOs	(7,473,032)	(6,720,810)
Cap Agreements	(37,877)	(35,952)

	(162,014)	(133,121)
Senior Notes	304,231	304,173

Adjusted shareholders’ equity	$2,477,521	$2,050,951

Adjusted equity-to-assets ratio	9.15%	9.11%

GAAP equity-to-assets ratio	6.52%	6.13%

Ratio of historical equity-to-historical assets	6.75%	6.43%

Ratio of historical equity plus Senior Notes to historical assets	7.63%	7.46%

Estimated total risk-based capital /risk-weighted assets	22.93%	21.69%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business, since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $28.1 billion instead of the $34.5 billion of assets owned as of June 30, 2005. In part, we are able to carry those additional assets by financing a portion of our ARM assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

Equity Transactions

In March 2005, we completed a public offering of 2,000,000 shares of Preferred Stock and received net proceeds of $48.3 million. During the quarter ended June 30, 2005, we issued an additional 2,525,000 shares of Preferred Stock and received net proceeds of $60.6 million.

During June 2005, we completed a public offering of 4,000,000 shares of common stock and received net proceeds of $117.3 million.

During the quarter ended June 30, 2005, we issued 2,320,018 shares of Common Stock under the DRSPP and received net proceeds of $67.3 million, and we issued 586,300 shares of Common Stock through a controlled equity offering program and received net proceeds of $16.8 million.

Off-Balance Sheet Commitments

As of June 30, 2005, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities – private high quality	$392,093
ARM loans – correspondent originations	603,566
ARM loans – direct originations	73,949

$1,069,608

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2007 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. At June 30, 2005, the balance of the Hybrid

ARM securities was approximately $1.2 billion, but is expected to be less than 60% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of June 30, 2005, we had delivered ARM assets with a carrying value of $2.7 million and $3.2 million in cash as collateral in connection with these transactions.

Contractual Obligations

As of June 30, 2005, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$19,430,541	$19,430,541	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	7,348,895	14,966	36,914	66,539	7,230,476
Whole loan financing facilities	29,573	29,573	—	—	—
Senior Notes	304,231	—	—	—	304,231
ARM asset purchase commitments	1,069,608	1,069,608	—	—	—

Total (2)	$33,172,848	$25,534,688	$36,914	$66,539	$7,534,707

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

Results of Operations For the Three Months Ended June 30, 2005

For the quarter ended June 30, 2005, our net income was $68.5 million, or $0.70 EPS, based on weighted average shares outstanding of 96,565,000. That compares to $57.9 million, or $0.71 EPS for the quarter ended June 30, 2004, based on weighted average shares outstanding of 81,373,000, a 1.4% decrease in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Jun 30, 2003	23.93%	2.31%	1.17%	3.03%	(1.03)%	0.73%	17.72%
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.35%	2.25%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.98%	0.62%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.81%	1.48%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.86%	1.23%	1.06%	2.23%	(0.85)%	0.00%	15.19%
Mar 31, 2005	17.93%	0.76%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.55%	1.06%	1.03%	2.00%	(1.54)%	0.29%	13.71%

(1)	G & A expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined in the second quarter of 2005 compared to the same period in 2004 primarily due to a decline in our Portfolio Margin. While a range of factors influence Portfolio Margin, the recent decline resulted from tighter spreads on both acquisition and origination investment opportunities, accelerated prepayment speeds, spread compression related to our Traditional ARM Assets and the hedging of a portion of our Hybrid ARM assets with Cap Agreements which are not currently providing cash flow benefits. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended June 30,
	2005	2004
Coupon interest income on ARM assets	$353,027	$228,826
Amortization of net premium	(22,402)	(12,204)
Cash and cash equivalents	412	865

Interest income	331,037	217,487

Reverse repurchase agreements and Asset-backed CP	173,844	49,192
CDOs	55,659	18,686
Whole loan financing facilities	5,617	3,468
Senior Notes	6,134	5,237
Hedging Instruments	8,767	66,852

Interest expense	250,021	143,435

Net interest income	$81,016	$74,052

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(Dollar amounts in thousands)

	For the quarters ended June 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$30,808,627	4.29%	$330,625	$22,273,339	3.89%	$216,622
Cash and cash equivalents	45,721	3.60	412	354,455	0.98	865

	30,854,348	4.29	331,037	22,627,794	3.84	217,487

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	22,053,415	3.15	173,844	16,109,269	1.22	49,192
Plus: Cost of Hedging Instruments (2)		0.07	3,921		1.54	61,877

Hedged reverse repurchase agreements and Asset-backed CP		3.22	177,765		2.76	111,069

CDOs	6,109,865	3.64	55,659	4,008,660	1.86	18,686
Plus: Cost of Hedging Instruments (2)		0.32	4,846		0.50	4,975

Hedged CDOs		3.96	60,505		2.36	23,661

Whole loan financing facilities	594,922	3.78	5,617	741,542	1.87	3,468
Senior Notes	304,209	8.07	6,134	251,174	8.34	5,237

	29,062,411	3.44	250,021	21,110,645	2.72	143,435

Net Interest-Earning Assets and Spread	$1,791,937	0.85%	$81,016	$1,517,149	1.12%	$74,052

Yield on Net Interest-Earning Assets (3)		1.05%			1.31%

(1)	Effective rate includes impact of amortizing ARM assets net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $24.2 billion and $15.7 billion as of June 30, 2005 and 2004, respectively, and Cap Agreements with notional balances of $1.1 billion and $1.4 billion as of June 30, 2005 and 2004, respectively.

(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance
	Three Months ended June 30, 2005 versus 2004
	Rate	Volume	Total
Interest Income:
ARM assets	$22,406	$91,597	$114,003
Cash and cash equivalents	2,329	(2,782)	(453)

	24,735	88,815	113,550

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	18,783	47,913	66,696
CDOs	16,036	20,808	36,844
Whole loan financing facilities	3,533	(1,384)	2,149
Senior Notes	(173)	1,070	897

	38,179	68,407	106,586

Net interest income	$(13,444)	$20,408	$6,964

Net interest income increased $7.0 million in the second quarter of 2005, compared to the same quarter of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the second quarter of 2005 compared to the same period of 2004 increased net interest income in the amount of $20.4 million. The average balance of our interest-earning assets was $30.9 billion during the quarter ended June 30, 2005, compared to $22.6 billion during the same period of 2004 — an increase of 36.4%. As a result of the yield on our interest-earning assets increasing to 4.29% during the second quarter of 2005 from 3.84% during the same quarter of 2004, an increase of 45 BPs, and our cost of funds increasing to 3.44% from 2.72% during the same period, an increase of 72 BPs, there was a net unfavorable rate variance of $13.4 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(Dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Jun 30, 2003	$13,144	4.68%	0.51%	4.17%	2.73%	1.44%	1.67%
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.37%	3.93%	2.93%	1.00%	1.18%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.16%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Jun 30, 2003	0.32%	0.13%	0.06%	0.51%
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.30%	0.05%	0.02%	0.37%
Dec 31, 2004	0.30%	0.04%	0.01%	0.35%
Mar 31, 2005	0.32%	0.04%	0.00%	0.36%
Jun 30. 2005	0.35%	0.02%	(0.01)%	0.36%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash and cash equivalents.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of June 30, 2005, our ARM loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 34.2% of our portfolio of ARM assets or $11.6 billion. During the quarters ended June 30, 2005 and 2004, we recorded loan loss provisions totaling $180,000 and $391,000, respectively, to reserve for estimated credit losses on loans.

During the quarter ended June 30, 2005, we purchased $722.0 million of third party loan securitizations in transactions in which we purchased all classes of the securitizations, including the subordinated classes. At June 30, 2005 and December 31, 2004, our ARM securities included $5.2 billion and $3.6 billion, respectively, resulting from our aggregate purchase of third party loan securitizations. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $865,000 related to securities purchased during the second quarter of 2005. As of June 30, 2005 and December 31, 2004, we had total non-accretable discounts of $8.0 million and $6.5 million, respectively, on our ARM securities due to estimated credit losses (other than temporary declines in fair value) related to ARM securities purchased at a discount. As of June 30, 2005, 16 of the underlying loans in these third party loan securitizations were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $3.1 million.

We recorded a gain of $5.9 million on the sale of $729.2 million of ARM assets and a net gain of $1.8 million on Derivatives during the second quarter of 2005. The net gain on Derivatives consisted of a gain of $9.2 million on commitments to purchase loans from correspondent lenders and bulk sellers and a loss of $7.4 million on Pipeline Hedging Instruments. We realized a net loss on Derivatives of $896,000 during the three months ended June 30, 2004. This loss consisted of a $13.0 million loss on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $10.0 million on Pipeline Hedging Instruments and a $2.1 million gain on the termination of Swap Agreements.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Jun 30, 2003	0.08%	0.21%	0.18%	0.47%
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%

The most significant increases to our operating expenses for the quarter ended June 30, 2005 compared to June 30, 2004 were the $3.6 million increase in the expenses associated with our long-term incentive awards due to the increase in our stock price, the $1.3 million increase in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement, the $1.1 million increase in base management fees and the $691,000 increase in expenses related to expanded operations of TMHL. Our ROE prior to the effect of the performance-based fee of $9.8 million for the second quarter of 2005 was 15.71%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.16%.

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

The Manager receives an annual base management fee of 1.27% on the first $300 million of Average Historical Equity, plus 0.93% on Average Historical Equity above $300 million with the fee earned on Average Historical Equity over $1.5 billion limited to 0.82% with the fee decreasing an additional 0.05% for each additional $0.5 billion in Average Historical Equity thereafter until reaching a fee of 0.67% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of our annualized net income, before performance-based compensation, above an annualized ROE equal to the Ten Year U.S. Treasury Rate plus 1% with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Results of Operations For the Six Months Ended June 30, 2005

For the six months ended June 30, 2005, our net income was $136.0 million, or $1.42 EPS, based on weighted average shares outstanding of 94,869,000. That compares to $111.3 million, or $1.41 EPS for the six months ended June 30, 2004, based on weighted average shares outstanding of 79,002,000, a 0.7% increase in our EPS.

Our return on average common equity was 14.11% for the six months ended June 30, 2005 compared to 15.96% for the same period in 2004.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(in thousands)

	For the six months ended June 30,
	2005	2004
Coupon interest income on ARM assets	$679,290	$434,574
Amortization of net premium	(41,314)	(22,520)
Cash and cash equivalents	1,120	1,246

Interest income	639,096	413,300

Reverse repurchase agreements and Asset-backed CP	309,607	93,305
CDOs	107,279	30,591
Whole loan financing facilities	11,166	6,846
Senior Notes	12,268	10,472
Hedging Instruments	34,593	128,314

Interest expense	474,913	269,528

Net interest income	$164,183	$143,772

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(Dollar amounts in thousands)

	For the six months ended June 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$30,068,357	4.24%	$637,976	$20,986,617	3.93%	$412,054
Cash and cash equivalents	65,639	3.41	1,120	282,644	0.88	1,246

	30,133,996	4.24	639,096	21,269,261	3.89	413,300

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	21,136,011	2.93	309,607	15,247,161	1.22	93,305
Plus: Cost of Hedging Instruments (2)		0.20	21,582		1.55	118,181

Hedged reverse repurchase agreements and Asset-backed CP		3.13	331,189		2.77	211,486

CDOs	6,304,129	3.40	107,279	3,547,859	1.72	30,591
Plus: Cost of Hedging Instruments (2)		0.41	13,011		0.58	10,133

Hedged CDOs		3.81	120,290		2.30	40,724

Whole loan financing facilities	639,033	3.49	11,166	746,191	1.83	6,846
Senior Notes	304,194	8.07	12,268	251,135	8.34	10,472

	28,383,367	3.35	474,913	19,792,346	2.72	269,528

Net Interest-Earning Assets and Spread	$1,750,629	0.89%	$164,183	$1,476,915	1.17%	$143,772

Yield on Net Interest-Earning Assets (3)		1.09%			1.35%

(1)	Effective rate includes impact of amortizing ARM assets net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $24.2 billion and $15.7 billion as of June 30, 2005 and 2004, respectively, and Cap Agreements with notional balances of $1.1 billion and $1.4 billion as of June 30, 2005 and 2004, respectively.

(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance
	Six Months ended June 30, 2005 versus 2004
	Rate	Volume	Total
Interest Income:
ARM assets	$33,230	$192,692	$225,922
Cash and cash equivalents	3,577	(3,703)	(126)

	36,807	188,989	225,796

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	27,428	92,275	119,703
CDOs	26,974	52,592	79,566
Whole loan financing facilities	6,192	(1,872)	4,320
Senior Notes	(344)	2,140	1,796

	60,250	145,135	205,385

Net interest income	$(23,443)	$43,854	$20,411

Net interest income increased $20.4 million in the six months ended June 30, 2005, compared to the same period of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first six months of 2005 compared to the same period of 2004 increased net interest income in the amount of $43.9 million. The average balance of our interest-earning assets was $30.1 billion during the six months ended June 30, 2005, compared to $21.3 billion during the same period of 2004 — an increase of 41.7%. As a result of the yield on our interest-earning assets increasing to 4.24% during the first six months of 2005 from 3.89% during the same period of 2004, an increase of 35 BPs, and our cost of funds increasing to 3.35% from 2.72% during the same period, an increase of 63 BPs, there was a net unfavorable rate variance of $23.4 million.

For the six months ended June 30, 2005, our ratio of operating expenses to average assets was 0.29%, compared to 0.34% for the same period in 2004. The most significant increases to our operating expenses for the six months ended June 30, 2005 compared to June 30, 2004 were the $3.0 million increase in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement, the $2.2 million increase in base management fees and the $1.8 million increase in expenses related to expanded operations of TMHL. Our ROE prior to the effect of the performance-based fee of $19.8 million for the first six months of 2005 was 16.19%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.23%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years–a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2005. The other three scenarios assume interest rates are instantaneously 100, 200 and 300 BPs higher than those implied by interest rates as of June 30, 2005.

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

Net Portfolio Effective Duration

June 30, 2005

	Base Case		Parallel +100 BPs		Parallel +200 BPs		Parallel +300 BPs
Assets:
Traditional ARMs	0.30	Years	0.42	Years	0.55	Years	0.70	Years
Hybrid ARMs	1.98		2.52		2.89		3.11

Total ARM assets	1.82		2.32		2.67		2.89

Borrowings and hedges	(1.50)		(1.52)		(1.52)		(1.50)

Net Portfolio Effective Duration	0.22	Years	0.47	Years	0.66	Years	0.78	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of an unhedged mortgage tied to the Ten Year U.S. Treasury Rate, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.0, 3.4 and 1.5 years respectively.

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

At June 30, 2005, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100, 200 and 300 BP rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was (2.2)%, (6.1)% and (9.1)%, respectively, of projected net income for the twelve months ended June 30, 2006. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM assets. Additionally, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At June 30, 2005, 7.5% of our ARM assets were Traditional ARM assets subject to periodic caps. Our ARM assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Taxable income per share	$0.70	$0.73	$1.40	$1.53
Gain on purchase loan commitments	—	(0.17)	—	(0.12)
Payments under long-term incentive plan	(0.01)	—	—	—
Taxable REIT subsidiary income	0.03	0.01	0.06	0.02
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	—	—	0.01
Hedging Instruments, net	—	0.14	—	0.11
Provision for credit losses, net	—	—	(0.01)	(0.01)
Long-term incentive plan expense	(0.02)	—	(0.02)	(0.05)
Issuance of CDOs	—	—	—	(0.06)
Other	—	—	(0.01)	(0.02)

Earnings per share (basic)	$0.70	$0.71	$1.42	$1.41

We estimate that our undistributed taxable income as of June 30, 2005, after deducting the second quarter dividend declared on July 21, 2005, was $34.7 million, or $0.34 per share, based on outstanding common shares at June 30, 2005 of 101,544,262.

Other Matters

The Code requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of June 30, 2005, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our Common Stock and the distributions of our net income. Therefore, as of June 30, 2005, we believe that we continued to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests.” Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of June 30, 2005, we calculated that we were in compliance with this requirement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General-Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended June 30, 2005, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At June 30, 2005, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Shareholders was held on April 19, 2005.

(b)	Election of Class II Directors

	Votes
Nominee	For	Withheld
Owen M. Lopez	83,865,926	5,534,472
Francis I. Mullin, III	83,776,849	5,623,549

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: August 8, 2005	/s/ GARRETT THORNBURG
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2005	/s/ LARRY A. GOLDSTONE
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: August 8, 2005	/s/ CLARENCE G. SIMMONS, III
Clarence G. Simmons, III
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

“Derivative” means a contract or agreement whose value is derived from changes in interest rates, prices of securities or commodities, or financial or commodity indices. The Company’s Derivatives include commitments to purchase loans from correspondent and bulk sellers, Pipeline Hedging Instruments and Hybrid ARM Hedging Instruments.

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

“Hedging Instruments” means Cap Agreements, Swap Agreements and Eurodollar Transactions which are Derivatives that we use to manage our interest rate exposure when financing the purchase of ARM assets.

“High Quality” means (i) Agency Securities, (ii) ARM securities and securitized ARM loans which are rated within one of the two highest rating categories by at least one of the Rating Agencies, (iii) ARM securities and securitized loans that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality-rated mortgage security, as determined by the Manager and approved by the Board of Directors, or (iv) the portion of ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency. Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments.

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