Form 10-Q
period 2005-09-30
THORNBURG MORTGAGE INC
filed 2005-11-08
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value) 104,063,373 as of November 4, 2005

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS

ARM assets:
Purchased ARM Assets:
ARM securities, net	$18,961,241	$15,130,510
Purchased Securitized Loans, net	6,419,288	3,525,535

Purchased ARM Assets	25,380,529	18,656,045

ARM Loans:
Securitized ARM Loans, net	3,568,404	2,899,985
ARM Loans Collateralizing CDOs, net	9,122,259	6,720,810
ARM loans held for securitization, net	334,364	466,221

ARM Loans	13,025,027	10,087,016

ARM assets	38,405,556	28,743,061
Cash and cash equivalents	78,840	112,622
Restricted cash and cash equivalents	419,997	30,737
Hedging Instruments	416,803	144,230
Accrued interest receivable	193,184	118,273
Other assets	66,156	40,695

	$39,580,536	$29,189,618

LIABILITIES

Reverse repurchase agreements	$22,268,036	$14,248,939
Asset-backed CP	4,990,000	4,905,000
CDOs	9,367,610	6,623,641
Whole loan financing facilities	41,871	285,555
Senior Notes	304,279	304,173
Subordinated Notes	135,884	—
Hedging Instruments	40,823	26,027
Payable for securities purchased	—	815,915
Accrued interest payable	78,241	44,109
Dividends payable	1,896	62,495
Accrued expenses and other	46,472	84,580

	37,275,112	27,400,434

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $115,745; 7,230,000 and 0 shares authorized, 4,630,000 and 0 shares issued and outstanding, respectively	111,567	—
Common Stock: par value $0.01 per share; 492,748,000 and 499,978,000 shares authorized, 104,016,000 and 91,904,000 shares issued and outstanding, respectively	1,040	919
Additional paid-in-capital	2,215,489	1,872,487
Accumulated other comprehensive loss	(100,720)	(90,715)
Retained earnings	78,048	6,493

	2,305,424	1,789,184

	$39,580,536	$29,189,618

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income from ARM assets and cash equivalents	$400,118	$239,826	$1,038,997	$652,850
Interest expense on borrowed funds	(307,941)	(168,098)	(782,854)	(437,626)

Net interest income	92,177	71,728	256,143	215,224

Servicing income, net	2,076	1,927	7,701	4,395
Gain on sale of ARM assets, net	—	7,849	7,568	11,011
Gain (loss) on Derivatives, net	26	(2,942)	3,124	(3,456)

Net non-interest income	2,102	6,834	18,393	11,950

Hedging expense	(173)	(149)	(173)	(456)
Provision for credit losses	(374)	(322)	(963)	(1,145)
Management fee	(5,621)	(4,184)	(15,372)	(11,747)
Performance fee	(10,315)	(8,517)	(30,129)	(25,331)
Long-term incentive awards	1,764	(3,530)	(2,887)	(7,681)
Other operating expenses	(5,520)	(3,831)	(14,986)	(11,523)

NET INCOME	$74,040	$58,029	$210,026	$169,291

Net income	$74,040	$58,029	$210,026	$169,291
Dividends on Preferred Stock	(2,273)	—	(3,787)	—

Net income available to common shareholders	$71,767	$58,029	$206,239	$169,291

Earnings per common share:
Net income	$0.70	$0.69	$2.11	$2.09

Average number of shares outstanding	102,758	84,643	97,518	80,896

Dividends declared per common share	$0.68	$0.67	$2.04	$1.98

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$74,040	$58,029	$210,026	$169,291
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	(209,620)	91,681	(253,875)	(75,326)
Reclassification adjustment for net (gains) losses included in income	—	(7,701)	(7,590)	(10,564)

Net change in unrealized gains (losses) on securities	(209,620)	83,980	(261,465)	(85,890)

Unrealized gains (losses) on Hedging Instruments:
Net unrealized gains (losses) arising during the period	203,845	(171,673)	224,527	(118,861)
Reclassification adjustment for net (gains) losses included in income	(9,995)	63,253	26,933	191,648

Net change in unrealized gains (losses) on Hedging Instruments	193,850	(108,420)	251,460	72,787

Other comprehensive income (loss)	(15,770)	(24,440)	(10,005)	(13,103)

Total comprehensive income	$58,270	$33,589	$200,021	$156,188

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2005 and 2004

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid -in Capital	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$4,263	$1,239,104
Comprehensive income:
Net income					169,291	169,291
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(85,890)		(85,890)
Hedging Instruments:
Fair value adjustment, net of amortization				72,787		72,787
Issuance of Common Stock		131	361,015			361,146
Dividends declared on Common Stock - $1.31 per share					(108,233)	(108,233)

Balance, September 30, 2004	$—	$871	$1,737,894	$(155,881)	$65,321	$1,648,205

Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					210,026	210,026
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(261,465)		(261,465)
Hedging Instruments:
Fair value adjustment, net of amortization				251,460		251,460
Issuance of Common Stock		121	343,002			343,123
Issuance of Preferred Stock	111,567					111,567
Dividends declared on Common Stock - $1.36 per share					(134,684)	(134,684)
Dividends declared on Preferred Stock - $1.05 per share					(3,787)	(3,787)

Balance, September 30, 2005	$111,567	$1,040	$2,215,489	$(100,720)	$78,048	$2,305,424

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Activities:
Net income	$74,040	$58,029	$210,026	$169,291
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	27,970	16,506	71,692	43,939
Gain on sale of ARM assets, net	—	(7,849)	(7,568)	(11,011)
(Gain) loss on Derivatives, net	(26)	2,942	(3,124)	3,456
Provision for credit losses	374	322	963	1,145
Hedging expense	173	149	173	456
Change in assets and liabilities:
Accrued interest receivable	(27,814)	(16,427)	(74,911)	(31,451)
Other assets	(10,135)	(8,243)	(25,461)	(20,883)
Accrued interest payable	10,326	11,160	34,132	12,111
Accrued expenses and other	(8,076)	16,147	(38,108)	19,918

Net cash provided by operating activities	66,832	72,736	167,814	186,971

Investing Activities:
ARM securities:
Purchases	(4,030,330)	(3,693,482)	(10,367,626)	(7,656,153)
Proceeds on sales	483,808	778,225	1,498,460	1,126,934
Principal payments	1,541,942	1,092,280	4,146,678	3,776,489
Purchased Securitized Loans:
Purchases	(1,714,472)	(615,704)	(3,835,205)	(3,012,226)
Principal payments	392,126	131,020	689,442	530,835
Securitized ARM Loans:
Principal payments	111,237	147,786	418,910	472,625
ARM Loans Collateralizing CDOs:
Principal payments	682,134	278,571	1,468,386	715,618
ARM loans held for securitization:
Purchases and originations	(2,249,135)	(1,176,445)	(4,852,896)	(3,304,144)
Principal payments	10,809	16,357	30,385	44,784
Termination of interest rate swap agreements	—	—	—	2,144

Net cash used in investing activities	(4,771,881)	(3,041,392)	(10,803,466)	(7,303,094)

Financing Activities:
Net reverse repurchase agreements borrowings (paydowns)	2,837,495	(2,249,103)	8,019,097	1,166,457
Net borrowings from Asset-backed CP	—	3,184,489	85,000	3,184,489
CDO borrowings	2,648,881	1,216,370	4,205,899	3,402,266
CDO paydowns	(630,166)	(237,945)	(1,461,930)	(714,537)
Net whole loan financing facilities borrowings (paydowns)	12,298	2,707	(243,684)	(71,873)
Net proceeds from issuance of Subordinated Notes	135,884	—	135,884	—
Payments on Eurodollar contracts	(110)	(2,197)	(1,969)	(3,420)
Proceeds from Common Stock issued, net	66,232	114,185	343,123	361,146
Proceeds from Preferred Stock issued, net	2,589	—	111,567	—
Dividends paid	(72,011)	(55,496)	(199,069)	(155,583)
Purchase of interest rate cap agreements	(1,745)	—	(2,788)	(4,894)
Net (decrease) increase in restricted cash and cash equivalents	(386,203)	256,832	(389,260)	3,730

Net cash provided by financing activities	4,613,144	2,229,842	10,601,870	7,167,781

Net (decrease) increase in cash and cash equivalents	(91,905)	(738,814)	(33,782)	51,658
Cash and cash equivalents at beginning of period	170,745	875,838	112,622	85,366

Cash and cash equivalents at end of period	$78,840	$137,024	$78,840	$137,024

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period classifications.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Thornburg Mortgage, Inc. (“TMA”), Thornburg Mortgage Depositor, LLC (“TMD”), Thornburg Mortgage Capital Resources, LLC (“TMCR”), Thornburg Mortgage Home Loans, Inc. (“TMHL”) and TMHL’s two wholly-owned special purpose finance subsidiaries, Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II. TMCR and TMD are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. As of the close of business on May 31, 2004, TMHL and its subsidiaries made the election to be taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes from that date forward. All material intercompany accounts and transactions are eliminated in consolidation.

New accounting pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. In June 2005, the FASB decided not to provide additional guidance and to issue a final FASB Staff Position that would be applied prospectively to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the FASB Staff Position to have a material effect on the financial condition, results of operations, or liquidity of the Company.

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

In August 2005, the FASB issued three exposure drafts titled “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Management does not believe that the proposed requirements of the exposure drafts would have a material effect on the financial condition, results of operations, or liquidity of the Company.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amounts of cash and cash equivalents approximate their respective fair values.

Restricted cash and cash equivalents

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements, Asset-backed CP, CDOs and Hedging Instruments. The carrying amounts of restricted cash and cash equivalents approximate their fair value. Restricted cash collateralizing CDOs is generally replaced by ARM loans within two months of the CDO securitization.

ARM assets

The Company’s ARM assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans obtained from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss. Realized gains or losses on the sale of Purchased ARM Assets are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

Purchased Securitized Loans are third-party loan securitizations in which the Company has purchased all principal classes of the securitizations, including the subordinated classes.

Securitized ARM Loans are loans originated or acquired by the Company and securitized by the Company with the Company retaining 100% of the beneficial ownership interests.

ARM Loans Collateralizing CDOs are loans originated or acquired by the Company and financed in their entirety on its balance sheet through securitization by the Company into sequentially rated classes. The Company retains the classes that are not High Quality which provide credit support for the higher rated classes issued to third-party investors in structured financing arrangements.

In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” loan securitizations resulting in Securitized ARM Loans and ARM Loans Collateralizing CDOs are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

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

MSRs

The Company does not purchase or capitalize any MSRs in connection with any loan sale transaction. MSRs are capitalized upon the securitization of ARM loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs and MSR amortization, is recorded as Servicing income, net on the Consolidated Income Statements.

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

Credit risk and reserve for loan losses

The Company’s Purchased Securitized Loans comprise all classes of third-party ARM loan securitizations (including the classes rated less than Investment Grade). Like the Company’s own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. When the Company acquires all classes of third-party ARM loan securitizations, some of the classes are below Investment Grade and the purchase price of those securities generally includes a discount for probable credit losses. This discount is recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company will revise its estimate of probable losses and the change in the estimate of losses will be recorded as a reduction in earnings.

The Company also maintains a reserve for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the reserve for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets, Securitized ARM Loans and ARM Loans Collateralizing CDOs are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset, a Securitized ARM Loan or ARM Loans Collateralizing CDOs is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

The fair values of the Company’s CDOs, Senior Notes, Subordinated Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

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

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

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

Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company has two-way collateral agreements protecting its credit exposure to Swap Agreement counterparties. The Company also enters into Eurodollar Transactions in order to fix the interest rate on its forecasted three-month LIBOR-based liabilities. When the Company enters into a Eurodollar Transaction, it incurs a gain if the applicable interest rate index subsequently rises or a loss if the applicable interest rate index subsequently declines. The amortization of the gain or loss over the hedged period when combined with the variable cost of the short-term debt is expected to result in a fixed interest cost over the life of the Eurodollar Transaction.

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

The net unrealized gain on the Company’s ARM Loans of $26.3 million and $64.6 million at September 30, 2005 and December 31, 2004, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

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

Income taxes for the quarter ended September 30, 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. The primary difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relates to MSRs capitalized for financial statement purposes. The related deferred liability is immaterial at September 30, 2005 and is included in Accrued expenses and other on the Consolidated Balance Sheets.

Net earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three- and nine- month periods ended September 30, 2005 and 2004 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended September 30, 2005
EPS, income available to common shareholders	$71,767	102,758	$0.70

Three Months Ended September 30, 2004
EPS, income available to common shareholders	$58,029	84,643	$0.69

Nine Months Ended September 30, 2005
EPS, income available to common shareholders	$206,239	97,518	$2.11

Nine Months Ended September 30, 2004
EPS, income available to common shareholders	$169,291	80,896	$2.09

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

Note 2. ARM Assets

The following tables present the Company’s ARM assets as of September 30, 2005 and December 31, 2004 (in thousands):

September 30, 2005	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$19,031,931	$6,464,630	$3,561,948	$9,077,614	$334,633	$38,470,756
Net unamortized premium	261,509	56,419	13,938	47,313	2,213	381,392
Loan loss reserves	—	—	(7,482)	(2,668)	(250)	(10,400)
Non-accretable discounts	(378)	(9,733)	—	—	—	(10,111)
Net unrealized loss on purchase loan commitments	—	—	—	—	(2,232)	(2,232)
Principal payment receivable	14,948	5	—	—	—	14,953

Amortized cost, net	19,308,010	6,511,321	3,568,404	9,122,259	334,364	38,844,358
Gross unrealized gains	3,489	2,054	32,600	61,129	740	100,012
Gross unrealized losses	(350,258)	(94,087)	(57,100)	(10,947)	(148)	(512,540)

Fair value	$18,961,241	$6,419,288	$3,543,904	$9,172,441	$334,956	$38,431,830

Carrying value	$18,961,241	$6,419,288	$3,568,404	$9,122,259	$334,364	$38,405,556

December 31, 2004	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$15,042,206	$3,511,745	$2,894,025	$6,683,216	$464,569	$28,595,761
Net unamortized premium	228,731	46,861	10,844	39,351	2,095	327,882
Loan loss reserves	—	—	(7,427)	(1,757)	(250)	(9,434)
Non-accretable discounts	(552)	(5,926)	—	—	—	(6,478)
Net unrealized loss on purchase loan commitments	—	—	—	—	(193)	(193)
Principal payment receivable	10,311	6	2,543	—	—	12,860

Amortized cost, net	15,280,696	3,552,686	2,899,985	6,720,810	466,221	28,920,398
Gross unrealized gains	15,044	4,788	8,367	90,018	1,062	119,279
Gross unrealized losses	(165,230)	(31,939)	(32,928)	(120)	(1,847)	(232,064)

Fair value	$15,130,510	$3,525,535	$2,875,424	$6,810,708	$465,436	$28,807,613

Carrying value	$15,130,510	$3,525,535	$2,899,985	$6,720,810	$466,221	$28,743,061

The Company realized a gain of $7.6 million on the sale of $1.5 billion of ARM assets during the nine months ended September 30, 2005. The Company realized a gain of $11.0 million on the sale of $1.1 billion of ARM assets during the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Company securitized $5.6 billion of its ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations and (ii) the Company retained $1.4 billion of the resulting securities for its securitized ARM loan portfolio and placed $4.2 billion with third-party investors, thereby providing long-term collateralized financing for the Company’s assets. As of September 30, 2005, the Company held $12.7 billion of ARM assets as a result of the Company’s securitization efforts. As of December 31, 2004, the Company held $9.6 billion of ARM assets as a result of the Company’s securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the nine months ended September 30, 2005, the Company acquired Purchased Securitized Loans in the amount of $3.9 billion. At September 30, 2005 and December 31, 2004, the Company’s Purchased Securitized Loans totaled $6.4 billion and $3.5 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has the entire credit exposure on the underlying loans.

The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. The Company recorded non-accretable discounts of $5.4 million related to securities purchased during the nine months ended September 30, 2005. As of September 30, 2005 and December 31, 2004, the Company had total non-accretable discounts of $10.1 million and $6.5 million, respectively, on its Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of September 30, 2005, 23 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $3.3 million. During the nine months ended September 30, 2005 and 2004, the Company reclassified $1.2 million and $335,000, respectively, from non-accretable discount to accretable discount.

During the nine months ended September 30, 2005 and 2004, the Company recorded loan loss provisions totaling $963,000 and $1.1 million, respectively, to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $10.4 million and $9.1 million, respectively.

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 716 individual securities have been in a continuous unrealized loss position, at September 30, 2005 (amounts in thousands):

Unrealized Losses on Purchased ARM Assets as of September 30, 2005

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,180,262	$(19,140)	$702,557	$(18,843)	$1,882,819	$(37,983)
AAA/Aaa rating	17,477,472	(239,027)	4,701,312	(149,928)	22,178,784	(388,955)
AA/Aa rating	335,587	(3,432)	78,935	(8,806)	414,522	(12,238)
A rating	155,925	(2,266)	6,372	(189)	162,297	(2,455)
BBB/Baa rating	59,110	(1,103)	9,327	(619)	68,437	(1,722)
BB/Ba rating and below	19,012	(876)	1,760	(116)	20,772	(992)

Total	$19,227,368	$(265,844)	$5,500,263	$(178,501)	$24,727,631	$(444,345)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, unrealized losses are not considered to be other than temporary impairments. As presented in Note 7, during the nine-month period ended September 30, 2005, the net unrealized loss of $177.3 million on Purchased ARM Assets increased by $261.5 million to a net unrealized loss of $438.8 million. During the same nine-month period in 2005, the net unrealized gain on Hedging Instruments of $86.6 million increased by $251.5 million to a net unrealized gain of $338.1 million, for a combined decrease in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $10.0 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of September 30, 2005 and December 31, 2004 (dollar amounts in thousands):

September 30, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	2	$524	0.00%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	10	9,334	0.07	0.02

	12	$9,858	0.07%	0.02%

December 31, 2004
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$5,000	0.05%	0.02%
90 days or more	2	517	0.01	0.00
In bankruptcy and foreclosure	5	2,165	0.02	0.01

	8	$7,682	0.08%	0.03%

As of September 30, 2005, the Company owned one real estate property as a result of foreclosing on a delinquent loan in the amount of $417,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at September 30, 2005.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Loans with interest only features have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its underwriting guidelines are sufficient to mitigate any perceived risk. Interest only loans represent 90.2% and 89.1% of ARM loans at September 30, 2005 and December 31, 2004, respectively.

MSRs capitalized upon the securitization of $5.6 billion and $3.4 billion of ARM loans during the nine months ended September 30, 2005 and 2004, respectively, totaled $25.6 million and $12.3 million, respectively. MSRs of $42.3 million, net of amortization of $3.9 million during the nine months ended September 30, 2005, are included in Other assets on the Consolidated Balance Sheets at September 30, 2005. MSRs of $20.6 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2004. At September 30, 2005, the fair value of the MSRs of $53.4 million exceeded their cost basis in each risk stratum. The Company recorded no impairment on its MSRs in the nine months ended September 30, 2005.

As of September 30, 2005, the Company had commitments to purchase or originate the following amounts of ARM assets (amounts in thousands):

ARM securities	$128,413
Purchased Securitized Loans	815,349
ARM loans – correspondent originations	823,074
ARM loans – direct originations	67,421

$1,834,257

The Company has entered into transactions whereby the Company expects to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2007 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. The Company views these transactions as an alternative source of Traditional ARM assets. At September 30, 2005, the balance of the Hybrid ARM securities was approximately $1.1 billion, but is expected to be less than 55% of that, and could be zero, at the time they convert into Traditional ARM securities. If the Company decides not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then it is committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of September 30, 2005, the Company had delivered ARM assets with a carrying value of $2.5 million and $3.2 million in cash as collateral in connection with these transactions.

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of September 30, 2005 and December 31, 2004, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $26.5 billion and $19.6 billion, respectively. In addition, as of September 30, 2005, the Company had entered into delayed Swap Agreements with notional balances totaling $3.8 billion that become effective between October 2005 and October 2006 and are also accounted for as cash flow hedges as of September 30, 2005. These delayed Swap Agreements have been entered into to hedge the forecasted financing of the Company’s ARM assets. As of September 30, 2005, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.9 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.48% and 3.04% at September 30, 2005 and December 31, 2004, respectively.

The net unrealized gain on Swap Agreements at September 30, 2005 of $351.8 million included Swap Agreements with gross unrealized gains of $353.9 million and gross unrealized losses of $2.1 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized gain of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of September 30, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $338.1 million. Over the next twelve months, $210.9 million of these net unrealized gains are expected to be realized.

As of September 30, 2005 and December 31, 2004, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing CDOs had remaining aggregate net notional amounts of $1.0 billion and $1.3 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at September 30, 2005 and December 31, 2004 was $18.0 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2005 and December 31, 2004, unrealized losses on these Cap Agreements of $13.9 million and $21.1 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following September 30, 2005, $7.9 million of this unrealized loss is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.05% to 9.67% and average 3.66%. During the quarter ended September 30, 2005, the Company earned $369,000 related to these Cap Agreements. The Cap Agreements had an average maturity of 3.2 years as of September 30, 2005 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM assets such that the Net Effective Duration is less than one year. At September 30, 2005, the financing and hedging of the Company’s Hybrid ARM assets resulted in a Net Effective Duration of approximately 0.36 years while the financing and hedging of all of the Company’s ARM assets resulted in a Net Effective Duration of approximately 0.35 years. This suggests a low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change.

Interest expense includes net receipts on Hybrid ARM Hedging Instruments of $11.0 million for the quarter ended September 30, 2005 and net payments on Hybrid ARM Hedging Instruments of $23.6 million for the nine months ended September 30, 2005. Interest expense for the same periods in 2004 includes net payments on Hybrid ARM Hedging Instruments of $62.5 million and $190.8 million, respectively.

Pipeline Hedging Instruments

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments was a net unrealized gain of $3.7 million at September 30, 2005 and a net unrealized loss of $2.0 million at December 31, 2004 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $553.0 million and $688.0 million at September 30, 2005 and December 31, 2004, respectively.

The Company recorded a gain of $3.1 million on Derivatives during the nine months ended September 30, 2005. This gain consisted of a net gain of $5.7 million on Pipeline Hedging Instruments and a net loss of $2.6 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company recorded a loss of $3.5 million on Derivatives during the nine months ended September 30, 2004. This loss consisted of a net loss of $3.8 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss of $1.8 million on Pipeline Hedging Instruments and a $2.1 million realized gain on the termination of three Swap Agreements.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of September 30, 2005, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM assets declines for other reasons.

As of September 30, 2005, the Company had $22.3 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 3.86% and a weighted average remaining maturity of 3.1 months. As of December 31, 2004, the Company had $14.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.49% and a weighted average remaining maturity of 3.6 months. As of September 30, 2005, $21.0 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from one to fifteen months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM assets with a carrying value of $23.4 billion, including accrued interest, collateralized the reverse repurchase agreements at September 30, 2005.

At September 30, 2005, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$3,917,409
31 to 89 days	6,291,168
90 to 365 days	12,059,459

$22,268,036

Asset-backed CP

On June 30, 2004, the Company established a $5 billion Asset-backed CP facility, which provides an alternative way to finance the Company’s high quality ARM assets. The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services and F1+ by Fitch Ratings. As of September 30, 2005, the Company had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 3.81% and a weighted average remaining maturity of 16 days.

As of September 30, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM asset portfolio with a carrying value of $5.3 billion, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans and restricted cash placed as collateral for prefunded loans which will be replaced by ARM loans within 60 days of the securitization settlement date. For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,364,431	4.20%
Capped floating-rate financing (2)	4,325,211	4.22%
Fixed-rate financing (3)	3,677,968	4.26%

Total	$9,367,610	4.23%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $4.3 billion as of September 30, 2005.

(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.7 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $841.5 million and fixed-rate financing of $1.2 billion as of September 30, 2005.

As of September 30, 2005, the CDOs were collateralized by ARM loans with a principal balance of $9.1 billion and restricted cash totaling $388 million. The debt matures between 2033 and 2045 and is callable by the Company at par either in a fixed period or once the total balance of the loans collateralizing the debt is reduced to 20% of the original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of September 30, 2005, the Company had entered into two committed whole loan financing facilities with a total borrowing capacity of $600 million that expire between February 2006 and December 2006. The Company has the option of increasing the borrowing capacity to $900 million at any time by paying a nominal commitment fee. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of September 30, 2005, the Company had $41.9 million borrowed against these whole loan financing facilities at an effective rate of 4.38%. As of December 31, 2004, the Company had $285.6 million borrowed against whole loan financing facilities at an effective cost of 3.36%. The amount borrowed on the whole loan financing facilities at September 30, 2005 was collateralized by ARM loans with a carrying value of $44.1 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at September 30, 2005.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at September 30, 2005. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received a premium of $3.6 million related to the notes offering, which is being amortized over the remaining expected life of the Senior Notes. At September 30, 2005 and December 31, 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.3 million and $304.2 million, respectively, and had an effective cost of 8.07% and 8.06%, respectively, which reflects the effect of issuance cost and premium received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of September 30, 2005, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

In September 2005, TMHL issued $140.0 million in Subordinated Notes. TMA is a guarantor of the Subordinated Notes. The Subordinated Notes bear interest at a fixed rate of 7.4% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus 2.65% per annum, payable each January 30, April 30, July 30 and October 30, and mature on October 30, 2035. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $4.1 million, which will be amortized over the remaining expected life of the Subordinated Notes. At September 30, 2005, the balance of the Subordinated Notes outstanding, net of unamortized issuance costs, was $135.9 million and had an effective cost of 7.62% which reflects the effect of issuance cost.

TMHL’s Subordinated Note obligations contain non-financial covenants. As of September 30, 2005, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $292.9 million and $155.6 million for the quarters ended September 30, 2005 and 2004, respectively, and $737.2 million and $421.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Contractual Obligations

As of September 30, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$22,268,036	$22,268,036	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	9,367,610	18,632	49,664	78,407	9,220,907
Whole loan financing facilities	41,871	41,871	—	—	—
Senior Notes	304,279	—	—	—	304,279
Subordinated Notes	135,884	—	—	—	135,884

Total (2)	$37,107,680	$27,318,539	$49,664	$78,407	$9,661,070

(1)

Maturities of the Company’s CDOs are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which is not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$18,961,241	$18,961,241	$15,130,510	$15,130,510
Purchased Securitized Loans	6,419,288	6,419,288	3,525,535	3,525,535
Securitized ARM Loans	3,568,404	3,543,904	2,899,985	2,875,424
ARM Loans Collateralizing CDOs	9,122,259	9,172,441	6,720,810	6,810,708
ARM loans held for securitization	334,364	334,956	466,221	465,436
Hedging Instruments	416,803	416,803	144,230	144,230
Liabilities:
Reverse repurchase agreements	22,268,036	22,268,036	14,248,939	14,248,939
Asset-backed CP	4,990,000	4,990,000	4,905,000	4,905,000
CDOs	9,367,610	9,378,059	6,623,641	6,640,932
Whole loan financing facilities	41,871	41,871	285,555	285,555
Senior Notes	304,279	303,475	304,173	324,825
Subordinated Notes	135,884	137,900	—	—
Hedging Instruments	40,823	40,823	26,027	26,027

As of September 30, 2005, the Company had no off-balance sheet credit risk.

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

Between April 2005 and June 2005, the Company issued an additional 2,525,000 shares of Preferred Stock in public offerings and received net proceeds of $60.6 million.

During June 2005, the Company completed a public offering of 4,000,000 shares of Common Stock and received net proceeds of $117.3 million.

During the nine-month period ended September 30, 2005, the Company issued 1,649,900 shares of Common Stock and 104,800 shares of Preferred Stock through at-market transactions under controlled equity offering programs and received net proceeds of $46.6 million and $2.5 million, respectively.

During the three- and nine-month periods ended September 30, 2005, the Company issued 2,471,597 and 6,462,076 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $66.3 million and $179.3 million, respectively.

As of September 30, 2005, $1.2 billion of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On July 21, 2005, the Company declared the second quarter 2005 dividend of $0.68 per share of Common Stock, which was paid on August 16, 2005 to common shareholders of record as of August 4, 2005.

On September 15, 2005, the Company declared a third quarter dividend of $0.50 per share of Preferred Stock, which was paid on October 17, 2005 to preferred shareholders of record as of September 30, 2005.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common and preferred shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized losses on Purchased ARM Assets	Unrealized (losses) gains on Hedging Instruments	Accumulated other comprehensive loss
Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	(85,890)	72,787	(13,103)

Balance, September 30, 2004	$(129,204)	$(26,677)	$(155,881)

Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(261,465)	251,460	(10,005)

Balance, September 30, 2005	$(438,802)	$338,082	$(100,720)

The net unrealized gain on the Company’s ARM Loans of $26.3 million and $64.6 million at September 30, 2005 and December 31, 2004, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of September 30, 2005, there were 1,578,147 DERs outstanding, all of which were vested, and 1,138,819 PSRs outstanding, of which 973,906 were vested. The Company recorded income associated with DERs and PSRs of $1.8 million for the quarter ended September 30, 2005 and an expense of $3.5 million for the quarter ended September 30, 2004. The income recorded in the third quarter of 2005 consists of $4.4 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.7 million associated with dividend equivalents paid on DERs and PSRs and $870,000 related to the amortization of unvested PSRs. Of the expense recorded in the third quarter of 2004, $1.6 million was the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, $1.5 million was associated with dividend equivalents paid on DERs and PSRs and $448,000 related to the amortization of unvested PSRs. During the nine-month periods ended September 30, 2005 and 2004, the Company recorded an expense associated with DERs and PSRs in the amount of $2.9 million and $7.7 million, respectively.

Note 9. Transactions with Related Parties

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.31% on the first $300 million of Average Historical Equity, plus 0.96% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.85% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.79% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.74% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.69% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of

$30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

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

During the quarters ended September 30, 2005 and 2004, the Company reimbursed the Manager $1.9 million and $1.5 million, respectively, for expenses in accordance with the terms of the Management Agreement. During the nine months ended September 30, 2005 and 2004, the Company reimbursed the Manager $5.3 million and $4.3 million, respectively, for expenses. As of September 30, 2005 and 2004, $4.2 million and $2.7 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended September 30, 2005 and 2004, the Company incurred base management fees of $5.6 million and $4.2 million, respectively, in accordance with the terms of the Management Agreement. For the nine-month periods ended September 30, 2005 and 2004, the Company incurred base management fees of $15.4 million and $11.7 million, respectively. As of September 30, 2005 and 2004, $1.9 million and $1.4 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended September 30, 2005 and 2004, the Manager earned performance-based compensation in the amount of $10.3 million and $8.5 million, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Manager earned performance-based compensation in the amount of $30.1 million and $25.3 million, respectively. As of September 30, 2005 and 2004, $10.3 million and $8.5 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate and on lender fees. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate being subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers of the Company are not eligible for the employee discount. As of September 30, 2005, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $43.0 million, had a weighted average interest rate of 4.40%, and maturities ranging between 2030 and 2035.

Note 10. Subsequent Events

On October 17, 2005, the Company declared the third quarter 2005 dividend of $0.68 per share of Common Stock, which is payable on November 16, 2005 to common shareholders of record as of November 4, 2005.

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

Executive Overview

Our goal is to acquire or originate ARM assets for our portfolio and manage them to achieve earnings and dividend stability as our primary objective, and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our four primary earnings growth strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise new common equity in order to grow our assets and book value over time; (iii) to access alternative sources of long-term capital such as Preferred Stock and long-term unsecured debt that provide an accretive return to Common Stock and (iv) to better use our existing capital base by pursuing non-recourse funding sources, relying less on reverse repurchase agreements and more on CDOs to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Our goal in 2005 is to originate $4.2 billion in mortgage loans. Despite continued highly competitive pricing and a more aggressive approach to granting credit by other mortgage lenders, our loan originations of $3.6 billion in the first nine months of 2005 increased 11% over the year-ago period, and accounted for 20% of total portfolio acquisitions. Our mortgage origination volumes remain stable with $890.5 million of loans in the fallout-adjusted pipeline at September 30, 2005, most of which we expect will close in the fourth quarter. Our correspondent relationships have increased 20% year-over-year and we now have approximately 180 correspondent partners across the country. Our ability to provide competitive rates, common sense underwriting, financially sensible ARM products — including our loan modification feature — and ongoing exceptional customer service should allow us to further grow our loan origination business across multiple channels.

Long-term Capital Growth. Our ability to increase long-term capital resulted in improvement in asset acquisition activity and also helped us maintain our earnings during the quarter. We raised $68.8 million of new equity capital during the third quarter by issuing 2.5 million common shares and 105,000 preferred shares at an average net price of $26.82 per share and $24.22 per share, respectively. TMHL raised net proceeds of $135.9 million through the issuance of 30-year Subordinated Notes totaling $140.0 million. With the additional long-term capital raised during the quarter, we believe we can acquire $2.3 billion in additional ARM assets, which should contribute positively to earnings in the fourth quarter.

Capital Efficient CDO Transactions. Since CDOs represent long-term financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement is lowered to approximately 2% versus our customary 8% to 10% capital policy requirement for reverse repurchase agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional assets. As of September 30, 2005, the nine CDOs we completed over the past three years had freed up approximately $699.4 million of capital, enabling us to hold approximately $7.8 billion in additional ARM assets at a 9% adjusted equity-to-assets ratio.

Use of Excess Capital to Grow Interest Earning Assets. Beginning in the third quarter, we utilized a portion of our excess capital to increase our holdings of interest earning assets. By reducing our adjusted equity-to-assets ratio from an average of 8.96% during the second quarter to an average of 8.36% during the third quarter, we were able to boost core earnings during the third quarter without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position, which was $1.4 billion at September 30, 2005.

Consistent Profitability

Our earnings during the quarter remained strong despite the current challenges confronting the mortgage industry. While the Fed Funds rate has increased 275 basis points since mid 2004, our earnings have remained fairly constant. Our business model protects our profitability during periods of rising interest rates or flattening yield curves in that we fund our hybrid adjustable-rate mortgage (ARM) portfolio with fixed-rate borrowings of comparable duration. This strategy clearly reduced our net interest income and earnings potential in prior years, but has been instrumental in allowing us to achieve our objective of maintaining our earnings through rising interest rate cycles.

Furthermore, even as prepayment activity has temporarily increased in response to relatively stable longer-term interest rates and the flattening of the yield curve, our quarterly premium amortization expense has remained manageable because the unamortized cost basis of our ARM portfolio is very low - 100.9% of par at September 30, 2005. These on-going core risk management initiatives have allowed us to achieve earnings stability in an unstable interest rate environment and give us confidence in our future earnings prospects.

We believe we possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the third quarter of 2005, our operating expenses as a percent of average assets were 0.22%, compared to 0.33% for the same quarter of 2004. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or savings and loan institution. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, financial planners and other sources and we fund our balance sheet using capital market sourced funds as opposed to deposits. As a result, we generally avoid the fixed cost infrastructure and high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets, particularly when interest rates rise. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

Our strategic focus is high credit quality assets. This strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which ensures we have access to financing through the credit cycle and contributes to maintaining consistent profitability. As of September 30, 2005, 98.2% of our ARM asset portfolio was High Quality, compared to 98.0% at June 30, 2005. Many of our High Quality ARM assets consist of “A quality” ARM loans that we have either originated and securitized into ARM pass-through certificates or into CDO financings for our own portfolio. Additionally, our High Quality ARM assets include “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. We retain the risk of potential credit losses on all of these loans. We did not experience any credit losses on our ARM Loans during the first nine months of 2005 and have only experienced $174,000 in credit losses since we began acquiring ARM loans in 1997.

Our Purchased Securitized Loans are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. Prior to the purchase of these securities, we remove certain categories of loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on earnings and on the market value of our balance sheet. As of September 30, 2005, we had $35.1 billion of Hybrid ARM assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $26.5 billion and delayed Swap Agreements with notional balances totaling $3.8 billion that become effective between October 2005 and October 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of our ARM assets. Additionally, at September 30, 2005, we had Cap Agreements with aggregate net notional balances of $1.0 billion. These Cap Agreements receive payments if one-month LIBOR rises above a range of 3.25% to 9.67%, and on average 3.66%. During the quarter ended September 30, 2005, we earned $369,000 related to these Cap Agreements. As of September 30, 2005, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.36 years while the financing and hedging of all of our ARM assets resulted in a Net Effective Duration of approximately 0.35 years.

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

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At September 30, 2005, reverse repurchase agreements accounted for only 60% of our borrowings, while CDOs represented 25% and our Asset-backed CP facility accounted for 13%. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the quarters to come.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “confidence” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2004 Annual Report on Form 10-K under the section entitled “Risk Factors”. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investors – SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You may also find the Code of Conduct, the Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of the Board of Directors at our website under the “Investors – Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501, or by phoning us at 1-888-898-8698.

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

•

Revenue Recognition. Interest income on ARM assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM assets are amortized into interest income over the estimated lives of the assets in accordance with FASB 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method adjusted for the effects of actual and future estimated prepayments. The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There can be no assurance that our assumptions used to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium at September 30, 2005 for 5% and 10% increases and decreases to our lifetime prepayment assumptions (in thousands). The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. It is not intended to imply our expectation of future prepayment levels or estimated remaining lives. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium
Prepayment assumption increased by 5%	$(5,173)
Prepayment assumption increased by 10%	$(10,155)
Prepayment assumption decreased by 5%	$4,600
Prepayment assumption decreased by 10%	$9,141

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our Purchased ARM Assets and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to value our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the unrealized losses on Purchased ARM Assets of $444.3 million at September 30, 2005 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. We review Purchased Securitized Loans periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures.

Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions,, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

•

Loan Loss Reserves on ARM Loans. We maintain a reserve for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the reserve for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the loan loss reserves are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at September 30, 2005 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default (in thousands). The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves
Default assumption increased by 5%	$904
Default assumption decreased by 5%	$(904)
Loss severity assumption increased by 5%	$1,997
Loss severity assumption decreased by 5%	$(1,997)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

New Accounting Pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. In June 2005, the FASB decided not to provide additional guidance and to issue a final FASB Staff Position that would be applied prospectively to reporting periods beginning after December 15, 2005. We do not expect the adoption of the FASB Staff Position to have a material effect on our financial condition, results of operations, or liquidity.

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

In August 2005, the FASB issued three exposure drafts titled “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” We do not believe that the proposed requirements of the exposure drafts would have a material effect on our financial condition, results of operations, or liquidity.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM assets, thereby providing capital to the single-family residential housing market. Our ARM assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM assets and Hybrid ARM assets. Purchased ARM Assets represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of CDOs or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe our exposure to changes in interest rates is minimal since the assets we hold are primarily ARM assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 44 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. We have experienced cumulative credit losses of only $174,000 on our loan portfolio since we began acquiring loans in 1997. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We originate ARM loans for our portfolio through our correspondent lending program, which currently includes approximately 180 approved correspondents, and we originate ARM loans directly to consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

Our ARM assets include investments in Hybrid ARM assets. We limit our ownership of Hybrid ARM assets with fixed-rate periods of greater than five years to no more than 50% of our total assets. We may also invest up to 5% of total assets in fifteen year fixed-rate assets so long as we continue to maintain our Net Effective Duration under one year. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM assets. We have a policy that requires us to maintain a Hybrid ARM portfolio Net Effective Duration of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” mortgage loans through TMHL, our wholly-owned mortgage loan origination subsidiary, from three sources: (i) correspondent lending, (ii) direct retail loan originations and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through financial intermediaries or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter.

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

We acquire and originate ARM loans for our portfolio with the intention of using them as collateral for CDOs. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates created as a result of our loan acquisition and securitization efforts, and subordinate classes that we purchase in connection with a whole pool securitization effected by third parties, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a loan modification program on all loans we originate or service. We believe this program promotes customer retention and reduces loan prepayments. Under the terms of this program, a borrower pays a fee to modify the mortgage loan to any then-available Hybrid or Traditional ARM product that we offer at the offered retail interest rate plus 1/8%. During the third quarter of 2005, we modified 359 loans with balances totaling $180.1 million. At September 30, 2005, the pipeline of loans to be modified totaled $95.3 million.

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

We enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from two to fifteen months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to either the one-month or three-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have a $5 billion Asset-backed CP facility, which provides us with an alternative way to finance our high quality ARM assets portfolio. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have diversified our funding sources by replacing a portion of our reverse repurchase agreement borrowings with the issuance of Asset-backed CP under terms that are comparable to our existing reverse repurchase agreement funding. As of September 30, 2005, we had $5.0 billion of Asset-backed CP outstanding.

We have financed the purchase of ARM assets by issuing hedged floating-rate and fixed-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the reverse repurchase agreement or Asset-backed CP markets. These transactions are a long-term form of financing and are not subject to margin calls or disruptions in the asset-backed financing market.

We have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition of whole loans while we are accumulating loans for securitization.

We have issued Senior Notes in the amount of $305 million as a form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are unsecured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006.

We have issued Subordinated Notes in the amount of $140.0 million as another form of long-term capital. The Subordinated Notes bear interest at a fixed rate of 7.4% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus 2.65% per annum, payable each January 30, April 30, July 30 and October 30, and mature on October 30, 2035. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 44 and the calculation of our Adjusted Equity-to-Assets Ratio on page 45.

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

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because a portion of our ARM assets, the Traditional ARM assets, have interest rates that adjust within one year. However, we finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on the borrowings such that the Net Effective Duration is less than one year. A shorter Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of September 30, 2005, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 2.9 years before considering the effects of prepayments and when combined with our Hybrid ARM assets and related borrowings had a Net Effective Duration of approximately 0.35 years, including the effects of prepayments.

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

Financial Condition

Asset Quality

At September 30, 2005, we held total assets of $39.6 billion, $38.4 billion of which consisted of ARM assets. That compares to $29.2 billion in total assets and $28.7 billion of ARM assets at December 31, 2004. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM loans generally originated to “A quality” underwriting standards. At September 30, 2005, 97.4% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM assets and cash and cash equivalents.

The following tables present schedules of ARM assets owned at September 30, 2005 and December 31, 2004 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	September 30, 2005
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,027,339		8.0%	$866		0.0%	$2,028,205	5.3%
Non-Agency ARM Assets:
AAA/Aaa Rating	22,611,322		89.1	12,537,100	(1)	96.3	35,148,422	91.5
AA/Aa Rating	460,365		1.8	63,671	(1)	0.5	524,036	1.4

Total Non-Agency ARM Assets	23,071,687		90.9	12,600,771		96.8	35,672,458	92.9

Total High Quality	25,099,026		98.9	12,601,637		96.8	37,700,663	98.2

Other Investments
Non-Agency ARM Assets:
A Rating	166,785		0.6	36,182		0.3	202,967	0.5
BBB/Baa Rating	69,955		0.3	21,903		0.2	91,858	0.2
BB/Ba Rating and Below	44,763	(2)	0.2	41,091	(1)	0.3	85,854	0.2
ARM loans pending securitization	—		0.0	334,614		2.5	334,614	0.9

Total Other Investments	281,503		1.1	433,790		3.3	715,293	1.8

Loan Loss Reserves	—		0.0	(10,400)		(0.1)	(10,400)	0.0

Total ARM Portfolio	$25,380,529		100.0%	$13,025,027		100.0%	$38,405,556	100.0%

(1)

As of September 30, 2005, the Investment Grade classes of ARM Loans Collateralizing CDOs have been credit-enhanced through overcollateralization and subordination in the amount of $74.8 million, which is included in the BB/Ba Rating and Below category.

(2)

As of September 30, 2005, we had total non-accretable discounts of $10.1 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

	December 31, 2004
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,720,307		14.6%	$1,523		0.0%	$2,721,830	9.5%
Non-Agency ARM Assets:
AAA/Aaa Rating	15,659,634		83.9	9,319,573	(1)	92.4	24,979,207	86.9
AA/Aa Rating	172,234		1.0	144,795	(1)	1.4	317,029	1.1

Total Non-Agency ARM Assets	15,831,868		84.9	9,464,368		93.8	25,296,236	88.0

Total High Quality	18,552,175		99.5	9,465,891		93.8	28,018,066	97.5

Other Investments
Non-Agency ARM Assets:
A Rating	48,854		0.3	81,172		0.8	130,026	0.4
BBB/Baa Rating	26,920		0.1	20,450		0.2	47,370	0.2
BB/Ba Rating and Below	28,096	(2)	0.1	62,466	(1)	0.5	90,562	0.3
ARM loans pending securitization	—		0.0	466,471		4.7	466,471	1.6

Total Other Investments	103,870		0.5	630,559		6.2	734,429	2.5

Loan Loss Reserves	—		0.0	(9,434)		0.0	(9,434)	0.0

Total ARM Portfolio	$18,656,045		100.0%	$10,087,016		100.0%	$28,743,061	100.0%

(1)

As of December 31, 2004, the Investment Grade classes of ARM Loans Collateralizing CDOs have been credit-enhanced through overcollateralization and subordination in the amount of $51.0 million, which is included in the BB/Ba Rating and below category.

(2)

As of December 31, 2004, we had total non-accretable discounts of $6.5 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

As of September 30, 2005, twelve of the 25,896 loans in our ARM loan portfolio were 60 days or more delinquent and had an aggregate balance of $9.9 million. At September 30, 2005, we owned one real estate-owned property as a result of foreclosing on a delinquent loan in the amount of $417,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from this loan as well as losses inherent in the ARM loan portfolio at September 30, 2005.

At September 30, 2005, our Purchased Securitized Loans totaled $6.4 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $2.7 million related to securities purchased during the third quarter of 2005. As of September 30, 2005, we had total non-accretable discounts of $10.1 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of September 30, 2005, 23 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $3.3 million.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of September 30, 2005. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $13.0 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$514,823	$12,500,000	$25,100
Unpaid principal balance	$501,393	$12,500,000	$583
Coupon rate on loans	5.07%	9.13%	2.50%
Pass-through rate	4.96%	8.60%	2.48%
Pass-through margin	1.81%	4.73%	0.36%
Lifetime cap	9.68%	18.00%	7.13%
Original term (months)	360	480	120
Remaining term (months)	315	478	9

Geographic distribution (top 5 states):		Property type:
California	29.9%	Single-family	82.4%
New York	8.3	Condominium	14.6
Florida	7.8	Other residential	3.0
Georgia	7.7
Colorado	6.9	ARM Loan type:
		Traditional ARM loans	22.6%
Occupancy status:		Hybrid ARM loans	77.4
Owner occupied	77.3%
Second home	14.2	ARM interest rate caps:
Investor	8.5	Initial cap on Hybrid ARM loans:
		3.00% or less	0.6%
Documentation type:		3.01%-4.00%	9.9
Full/alternative	93.3%	4.01%-5.00%	55.4
Stated income/no ratio	6.7	5.01%-6.00%	13.2

Loan purpose:		Periodic cap on Traditional ARM loans:
Purchase	48.2%	None	7.1%
Cash out refinance	27.7	1.00% or less	5.9
Rate & term refinance	24.1	Over 1.00%	7.9

Unpaid principal balance		Percent of interest-only loan balances	90.2%
$360,000 or less	19.5%
$360,001 to $650,000	28.8	Weighted average length of interest-only period	8.0 years
$650,001 to $1,000,000	20.2
$1,000,001 to $2,000,000	22.9	FICO scores:
$2,000,001 to $3,000,000	4.6	801 and over	3.7%
Over $3,000,001	4.0	751 to 800	44.3
		701 to 750	32.8
Original effective loan-to-value:		651 to 700	16.9
80.01% and over (1)	1.7%	650 or less	2.3
70.01%-80.00%	45.2
60.01%-70.00%	25.2	Weighted average FICO score:	740
50.01%-60.00%	13.1
50.00% or less	14.8

Weighted average effective original loan-to-value:	66.4%

(1)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance. This ratio includes the effect of pledged assets, but not the impact of mortgage insurance.

As of September 30, 2005 and December 31, 2004, we serviced $8.5 billion and $7.2 billion of our loans, respectively, and had 17,487 and 15,598 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, ARM Loans Collateralizing CDOs or ARM loans held for securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	September 30, 2005		December 31, 2004
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM assets:
Index:
One-month LIBOR	$653,645	1.7%	$1,020,954	3.6%
Six-month LIBOR	1,165,404	3.0	1,752,298	6.1
One-year LIBOR	945,258	2.5	704,844	2.4
One-year Constant Maturity Treasury	475,570	1.2	548,269	1.9
Other	81,137	0.2	157,361	0.5

	3,321,014	8.6	4,183,726	14.5

Hybrid ARM assets:
Remaining fixed period:
3 years or less	7,587,608	19.8	4,947,963	17.2
Over 3 years – 5 years	14,889,101	38.8	14,824,132	51.6
Over 5 years	12,618,233	32.8	4,796,674	16.7

	35,094,942	91.4	24,568,769	85.5
Loan Loss Reserves	(10,400)	(0.0)	(9,434)	(0.0)

	$38,405,556	100.0%	$28,743,061	100.0%

The ARM portfolio had a weighted average coupon of 4.91% at September 30, 2005. This consisted of a weighted average coupon of 4.92% on the Hybrid ARM assets and a weighted average coupon of 4.64% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.96%, based upon the composition of the portfolio and the applicable indices at September 30, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 5.89%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At September 30, 2005, the current yield of the ARM assets portfolio was 4.55%, up from 4.13% as of December 31, 2004. The increase in the yield of 42 basis points as of September 30, 2005, compared to December 31, 2004, is primarily due to a 44 basis point increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons, partially offset by higher net premium amortization and payments receivable.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 91.4% of the total ARM portfolio, or $35.1 billion, compared to 85.5%, or $24.6 billion as of December 31, 2004. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM assets.

Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM assets have interest rates that adjust within one year. However, most of our Hybrid ARM assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of September 30, 2005, the Net Effective Duration applicable to our Hybrid ARM assets was approximately 0.36 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.35 years.

As of September 30, 2005 and December 31, 2004, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $26.5 billion and $19.6 billion, respectively. In addition, as of September 30, 2005, we had entered into delayed Swap Agreements with notional balances totaling $3.8 billion that will become effective between October 2005 and October 2006. We entered into these delayed Swap Agreements to hedge the forecasted financing of our ARM assets. As of September 30, 2005, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 2.9 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.48% and 3.04% at September 30, 2005 and December 31, 2004, respectively. The net unrealized gain on Swap Agreements at September 30, 2005 of $351.8 million included Swap Agreements with gross unrealized gains of $353.9 million and gross unrealized losses of $2.1 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized loss on Swap Agreements of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of September 30, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $338.1 million. Over the next twelve months, $210.9 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of September 30, 2005 and December, 31, 2004, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM assets, had remaining aggregate net notional amounts of $1.0 billion and $1.3 billion, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at September 30, 2005 and December, 31, 2004 was $18.0 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2005 and December, 31, 2004, unrealized loss on Cap Agreements of $13.9 million and $21.1 million, respectively, is included in accumulated other comprehensive income (loss). In the twelve month period following September 30, 2005, $7.9 million of this unrealized loss is expected to be realized. Pursuant to the terms of certain Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.25% to 9.67% and average 3.66%. During the quarter ended September 30, 2005, we earned $369,000 related to these Cap Agreements. The Cap Agreements had an average maturity of 3.2 years as of September 30, 2005 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of September 30, 2005 and the balance of these same Hybrid ARM Hedging Instruments as of September 30 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of September 30,
	2005	2006	2007	2008	2009	2010
Swap Agreements:
Balance-guaranteed (1) (3)	$1,657,372	$1,325,898	$827,946	$458,723	$143,770	$91,269
Other (2)	24,517,375	16,539,543	7,384,452	4,285,663	2,777,149	1,789,670

	26,174,747	17,865,441	8,212,398	4,744,386	2,920,919	1,880,939

Eurodollar Transactions (2)	336,000	—	—	—	—	—
Cap Agreements (1) (3)	1,023,671	798,535	661,957	457,530	305,905	250,427

	$27,534,418	$18,663,976	$8,874,355	$5,201,916	$3,226,824	$2,131,366

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of September 30, 2005 and as of September 30 for each of the following five years (in thousands):

	As of September 30,
	2005	2006	2007	2008	2009	2010
Swap Agreements	$1,657,372	$1,479,600	$935,446	$532,454	$169,970	$102,513
Cap Agreements	1,023,671	927,999	753,915	474,115	323,054	275,759

	$2,681,043	$2,407,599	$1,689,361	$1,006,569	$493,024	$378,272

The fair value of the Pipeline Hedging Instruments at September 30, 2005 and December 31, 2004 was a net unrealized gain of $3.7 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $553.0 million and $688.0 million at September 30, 2005 and December 31, 2004, respectively. During the three- and nine-month periods ended September 30, 2005 we recognized a $6.0 million gain and a $5.7 million gain, respectively, on Pipeline Hedging Instruments, which is included in Gain (loss) on Derivatives, net, in our Consolidated Income Statements along with a $6.0 million loss and a $2.6 million loss recorded on loan commitments for the three-and nine-month periods ended September 30, 2005, respectively.

Asset Acquisitions

During the quarter ended September 30, 2005, we purchased $5.7 billion of Purchased ARM Assets, 98.6% of which were High Quality assets and $2.2 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM assets acquired during the third quarter of 2005, 99.8% were Hybrid ARM assets and 0.2% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and nine-month periods ended September 30, 2005 and 2004 (dollar amounts in thousands):

	For the three months ended:		For the nine months ended:
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Purchased ARM Assets:
Agency Securities	$—	$—	$—	$1,054,570
High Quality, non-Agency	5,658,879	4,297,412	13,199,176	9,757,467
Other non-Agency	82,186	11,585	187,740	29,795

	5,741,065	4,308,997	13,386,916	10,841,832

ARM loans:
Bulk acquisitions	957,291	—	1,289,526	88,959
Correspondent originations	1,215,157	1,069,584	3,358,877	2,873,507
Direct retail originations	76,686	106,861	204,493	341,678

	2,249,134	1,176,445	4,852,896	3,304,144

Total acquisitions	$7,990,199	$5,485,442	$18,239,812	$14,145,976

As of September 30, 2005, we had commitments to purchase $943.8 million of Purchased ARM Assets and $890.5 million of ARM loans through origination channels. At September 30, 2005, we used a 22.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

On September 30, 2005, we securitized $2.7 billion of ARM loans into a series of private-label multi-class ARM securities. While TMHL transferred substantially all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis: (i) we did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization and (ii) we retained $97.5 million of the resulting securities for our securitized ARM loan portfolio and placed $2.6 billion with third-party investors, thereby providing long-term collateralized financing for our assets. As of September 30, 2005, we held $12.7 billion of ARM assets as a result of our securitization efforts. As of December 31, 2004, we held $9.6 billion of ARM assets as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-Q are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended September 30, 2005, our mortgage assets paid down at an approximate average annualized CPR of 28%, compared to 25% for the quarter ended June 30, 2005 and 23% for the quarter ended September 30, 2004. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium to reflect actual and future estimated prepayments.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At September 30, 2005, we had unencumbered assets of $1.4 billion, consisting of unpledged ARM assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.1 billion at December 31, 2004. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

We had adequate liquidity throughout the quarter ended September 30, 2005. We believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future, without needing to sell assets.

Sources of Funds

Our primary sources of funds for the quarter ended September 30, 2005 consisted of reverse repurchase agreements, Asset-backed CP, CDOs, whole loan financing facilities and Subordinated Notes, as well as new equity proceeds and principal and interest payments from ARM assets. The reverse repurchase agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and as of September 30, 2005, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at September 30, 2005 had a weighted average borrowing rate of 3.86% and a weighted average remaining term to maturity of 3.1 months.

We also have a $5 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings. As of September 30, 2005, we had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 3.81% and a weighted average remaining maturity of 16 days.

Because we borrow money under reverse repurchase and Asset-backed CP agreements based on the fair value of our ARM assets, and because changes in interest rates can negatively impact the valuation of ARM assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM assets declines for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. Our Hedging Instruments help offset this risk and since inception of our operations, we have never had to sell assets to maintain liquidity.

All of our CDOs are secured by ARM loans and restricted cash placed as collateral for prefunded loans which will be replaced by ARM loans within 60 days of the securitization settlement date. For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are also recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,364,431	4.20%
Capped floating-rate financing (2)	4,325,211	4.22%
Fixed-rate financing (3)	3,677,968	4.26%

Total	$9,367,610	4.23%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $4.3 billion as of September 30, 2005.

(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.7 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $841.5 million and fixed-rate financing of $1.2 billion as of September 30, 2005.

As of September 30, 2005, the CDOs were collateralized by ARM loans with a principal balance of $9.1 billion and restricted cash totaling $388 million. The debt matures between 2033 and 2045 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of September 30, 2005, we had entered into two committed whole loan financing facilities with a total borrowing capacity of $600 million that expire between February 2006 and December 2006. We had uncommitted facilities of $850 million at September 30, 2005. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of September 30, 2005, we had $41.9 million borrowed against these whole loan financing facilities at an effective cost of 4.38%.

In September 2005, we issued $140.0 million in Subordinated Notes. The Subordinated Notes bear interest at a fixed rate of 7.4% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus 2.65% per annum, payable each January 30, April 30, July 30 and October 30, and mature on October 30, 2035. We have the option to redeem the Subordinated Notes at par on or after October 30, 2010. The Subordinated Notes may also be redeemed under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, we incurred costs of $4.1 million, which will be amortized over the remaining expected life of the Subordinated Notes. At September 30, 2005, the balance of the Subordinated Notes outstanding, net of unamortized issuance costs, was $135.9 million and had an effective cost of 7.62% which reflects the effect of issuance cost.

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM assets based on our long-term capital. We monitor the relationship between our ARM assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those ARM assets financed with borrowings that are subject to margin calls and our long-term capital position. See the table below for the calculation of this ratio.

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.6 months as of September 30, 2005), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

As we increase our use of CDOs, the risk of margin calls, changes in margin requirements and potential rollover risk is reduced because CDOs represent long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with CDOs from our operating capital ratio. Because the CDOs only require approximately 2% of equity capital to support the transactions, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional ARM assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as accumulated other comprehensive income (loss), from our equity accounts and we include our Senior Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)	September 30, 2005	December 31, 2004
Assets	$39,580,536	$29,189,618
Adjustments:
Net unrealized loss on Purchased ARM Assets	438,802	177,337
Net unrealized gain on Hedging Instruments	(340,087)	(108,278)
ARM Loans Collateralizing CDOs	(9,122,259)	(6,720,810)
Restricted cash collateralizing CDOs	(388,456)	—
Cap Agreements	(48,934)	(35,952)

Adjusted assets	$30,119,602	$22,501,915

Shareholders’ equity	$2,305,424	$1,789,184
Adjustments:
Accumulated other comprehensive loss	100,720	90,715
Equity supporting CDOs:
CDOs	9,367,610	6,623,641
ARM Loans Collateralizing CDOs	(9,122,259)	(6,720,810)
Restricted cash collateralizing CDOs	(388,456)	—
Cap Agreements	(48,934)	(35,952)

	(192,039)	(133,121)
Senior Notes	304,278	304,173
Subordinated Notes	135,884	—

Adjusted shareholders’ equity	$2,654,267	$2,050,951

Adjusted equity-to-assets ratio	8.81%	9.11%

GAAP equity-to-assets ratio	5.82%	6.13%

Ratio of historical equity-to-historical assets	6.06%	6.43%

Ratio of long-term capital to historical assets	7.17%	7.46%

Estimated total risk-based capital /risk-weighted assets	23.54%	21.69%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business, since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $28.8 billion instead of the $39.6 billion of assets owned as of September 30, 2005. In part, we are able to carry those additional assets by financing a portion of our ARM assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in accumulated other comprehensive income (loss). This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio is higher than the regulatory minimum of 5% required for banks and savings and loan institutions to qualify as “well-capitalized.”

The third alternative capital utilization measurement is the ratio of long-term capital to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in accumulated other comprehensive income (loss). This calculation also includes Senior Notes and Subordinated Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by long-term capital. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term capital position.

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

Equity Transactions

During the quarter ended September 30, 2005, we issued 104,800 shares of Preferred Stock under a controlled equity offering program and received net proceeds of $2.5 million.

During the quarter ended September 30, 2005, we issued 2,471,597 shares of Common Stock under the DRSPP and received net proceeds of $66.3 million.

Off-Balance Sheet Commitments

As of September 30, 2005, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM assets (in thousands):

ARM securities	$128,413
Purchased Securitized Loans	815,349
ARM loans – correspondent originations	823,074
ARM loans – direct originations	67,421

$1,834,257

We also have entered into transactions whereby we expect to acquire the remaining balance of certain AAA-rated Hybrid ARM securities, at a price of par, between 2007 and 2008, when the fixed-rate period of the Hybrid ARM securities terminates and the securities convert into Traditional ARM securities with characteristics similar to the Traditional ARM securities held in the current portfolio. We view these transactions as an alternative source of Traditional ARM assets. At September 30, 2005, the balance of the Hybrid ARM securities was approximately $1.1 billion, but is expected to be less than 55% of that, and could be zero, at the time they convert into Traditional ARM securities. If we decide not to acquire the Hybrid ARM securities when they convert into Traditional ARM securities, then we are committed to pay or receive the difference between par and the fair value of the Traditional ARM securities at that time, as determined by an auction of the Traditional ARM securities. As of September 30, 2005, we had delivered ARM assets with a carrying value of $2.7 million and $3.2 million in cash as collateral in connection with these transactions.

Contractual Obligations

As of September 30, 2005, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$22,268,036	$22,268,036	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000
CDOs (1)	9,367,610	18,632	49,664	78,407	9,220,907
Whole loan financing facilities	41,871	41,871	—	—	—
Senior Notes	304,279	—	—	—	304,279
Subordinated Notes	135,884	—	—	—	135,884

Total (2)	$37,107,680	$27,318,539	$49,664	$78,407	$9,661,070

(1)

Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which is not reflected in this table.

Results of Operations For the Three Months Ended September 30, 2005

For the quarter ended September 30, 2005, our net income was $74.0 million, or $0.70 EPS, based on weighted average shares outstanding of 102,758,000. That compares to $58.0 million, or $0.69 EPS for the quarter ended September 30, 2004, based on weighted average shares outstanding of 84,643,000, a 1.5% increase in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Sep 30, 2003	21.97%	1.70%	1.13%	2.62%	(0.27)%	0.00%	16.79%
Dec 31, 2003	22.79%	2.10%	1.11%	2.59%	0.23%	0.00%	16.76%
Mar 31, 2004	21.31%	2.21%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.94%	0.58%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.76%	1.43%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.84%	1.10%	1.06%	2.23%	(0.86)%	0.00%	15.31%
Mar 31, 2005	17.91%	0.74%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%

(1)	G & A expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM assets and gain on Derivatives, hedging expense and provision for credit losses.

Our ROE decreased in the third quarter of 2005 compared to the same period in 2004 primarily due to a decline in our Portfolio Margin. While a range of factors influence Portfolio Margin, the recent decline resulted from tighter spreads on both acquisition and origination investment opportunities, accelerated prepayment speeds, spread compression related to our Traditional ARM Assets and the hedging of a portion of our Hybrid ARM assets with Cap Agreements, most of which are not currently providing cash flow benefits. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended September 30,
	2005	2004
Coupon interest income on ARM assets	$424,456	$253,609
Amortization of net premium	(26,318)	(14,392)
Cash and cash equivalents	1,980	609

Interest income	400,118	239,826

Reverse repurchase agreements and Asset-backed CP	233,978	69,558
CDOs	71,964	25,482
Whole loan financing facilities	6,767	5,348
Senior Notes	6,134	5,237
Subordinated Notes	58	—
Hedging Instruments	(10,960)	62,473

Interest expense	307,941	168,098

Net interest income	$92,177	$71,728

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(Dollar amounts in thousands)

	For the quarters ended September 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$35,759,888	4.45%	$398,138	$24,201,337	3.95%	$239,217
Cash and cash equivalents	98,611	8.03	1,980	248,749	0.98	609

	35,858,499	4.46	400,118	24,450,086	3.92	239,826

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	25,836,941	3.62	233,978	17,009,274	1.64	69,558
Plus: Cost of Hedging Instruments (2)		(0.21)	(13,813)		1.30	55,407

Hedged reverse repurchase agreements and Asset-backed CP		3.41	220,165		2.94	124,965

CDOs	7,147,917	4.03	71,964	4,761,618	2.14	25,482
Plus: Cost of Hedging Instruments (2)		0.16	2,853		0.59	7,066

Hedged CDOs		4.19	74,817		2.73	32,548

Whole loan financing facilities	622,149	4.35	6,767	921,853	2.32	5,348
Senior and Subordinated Notes	313,854	7.89	6,192	251,310	8.34	5,237

	33,920,861	3.63	307,941	22,944,055	2.93	168,098

Net Interest-Earning Assets and Spread	$1,937,638	0.83%	$92,177	$1,506,031	0.99%	$71,728

Yield on Net Interest-Earning Assets (3)		1.03%			1.17%

(1)	Effective rate includes impact of amortizing ARM assets net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $26.5 billion and $19.6 billion as of September 30, 2005 and 2004, respectively, and Cap Agreements with aggregate net notional balances of $1.0 billion and $1.3 billion as of September 30, 2005 and 2004, respectively.

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance
	Three Months ended September 30, 2005 versus 2004
	Rate	Volume	Total
Interest Income:
ARM assets	$30,232	$128,689	$158,921
Cash and cash equivalents	4,386	(3,015)	1,371

	34,618	125,674	160,292

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	19,977	75,223	95,200
CDOs	17,291	24,978	42,269
Whole loan financing facilities	4,678	(3,259)	1,419
Senior Notes and Subordinated Notes	(279)	1,234	955

	41,667	98,176	139,843

Net interest income	$(7,049)	$27,498	$20,449

Net interest income increased $20.4 million in the third quarter of 2005, compared to the same quarter of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the third quarter of 2005 compared to the same period of 2004 increased net interest income in the amount of $27.5 million. The average balance of our interest-earning assets was $35.9 billion during the quarter ended September 30, 2005, compared to $24.5 billion during the same period of 2004 — an increase of 46.5%. As a result of the yield on our interest-earning assets increasing to 4.46% during the third quarter of 2005 from 3.92% during the same quarter of 2004, an increase of 54 BPs, and our cost of funds increasing to 3.63% from 2.93% during the same period, an increase of 70 BPs, there was a net unfavorable rate variance of $7.0 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(Dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Sep 30, 2003	$15,701	4.41%	0.56%	3.85%	2.53%	1.32%	1.53%
Dec 31, 2003	$18,327	4.35%	0.46%	3.89%	2.62%	1.27%	1.47%
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.38%	3.92%	2.93%	0.99%	1.17%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.15%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Sep 30, 2003	0.34%	0.14%	0.08%	0.56%
Dec 31, 2003	0.28%	0.11%	0.07%	0.46%
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.30%	0.05%	0.03%	0.38%
Dec 31, 2004	0.30%	0.04%	0.01%	0.35%
Mar 31, 2005	0.32%	0.04%	0.00%	0.36%
Jun 30, 2005	0.35%	0.02%	(0.01)%	0.36%
Sep 30, 2005	0.35%	0.03%	(0.01)%	0.37%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash and cash equivalents.

Since we began acquiring whole loans in 1997, we have only experienced losses on three loans, for a total amount of $174,000. We continue to evaluate our estimated credit losses on loans prior to their securitization and we may readjust our current policy if the circumstances warrant. As of September 30, 2005, our ARM loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 33.9% of our portfolio of ARM assets or $13.0 billion. During the quarters ended September 30, 2005 and 2004, we recorded loan loss provisions totaling $374,000 and $322,000, respectively, to reserve for estimated credit losses on loans.

During the quarter ended September 30, 2005, we purchased securitized loans in the amount of $1.7 billion. At September 30, 2005 and December 31, 2004, our Purchased Securitized Loans totaled $6.4 billion and $3.5 billion, respectively. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $2.7 million related to securities purchased during the third quarter of 2005. As of September 30, 2005 and December 31, 2004, we had total non-accretable discounts of $10.1 million and $6.5 million, respectively, on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of September 30, 2005, 23 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $3.3 million.

We recorded a net gain of $26,000 on Derivatives during the third quarter of 2005, which consisted of a gain of $6.0 million on Pipeline Hedging Instruments and a loss of $6.0 million on commitments to purchase loans from correspondent lenders and bulk sellers. We realized a net loss on Derivatives of $2.9 million during the three months ended September 30, 2004, which consisted of an $8.3 million loss on Pipeline Hedging Instruments partially offset by a net gain of $5.4 million on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a gain of $7.8 million on the sale of $770.4 billion of ARM assets during the same period in 2004.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Sep 30, 2003	0.08%	0.18%	0.13%	0.39%
Dec 31, 2003	0.07%	0.17%	0.14%	0.38%
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%

The most significant decrease to our operating expenses for the quarter ended September 30, 2005 compared to September 30, 2004 was the $5.3 million decrease in the expenses associated with our long-term incentive awards due to the decrease in our stock price. This decrease was partially offset by the $2.0 million increase in expenses related to expanded operations of TMHL, the $1.8 million increase in the performance-based fee that the Manager earned as a result of our achieving an ROE in excess of the threshold as defined in the Management Agreement and the $1.4 million increase in base management fees. Our ROE prior to the effect of the performance-based fee of $10.3 million for the third quarter of 2005 was 15.90%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.22%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the third quarter of 2005, which includes the effect of the performance-based fee of $10.3 million, was 13.90%.

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

The Manager receives an annual base management fee of 1.31% on the first $300 million of Average Historical Equity, plus 0.96% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.85% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.79% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.74% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.69% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

Results of Operations For the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2005, our net income was $210.0 million, or $2.11 EPS, based on weighted average shares outstanding of 97,518,000. That compares to $169.3 million, or $2.09 EPS for the nine months ended September 30, 2004, based on weighted average shares outstanding of 80,896,000, a 1.0% increase in our EPS.

Our return on average common equity was 14.03% for the nine months ended September 30, 2005 compared to 15.68% for the same period in 2004.

The following table presents the components of our net interest income:

Comparative Net Interest Income Components

(in thousands)

	For the nine months ended September 30,
	2005	2004
Coupon interest income on ARM assets	$1,103,529	$687,907
Amortization of net premium	(67,632)	(36,912)
Cash and cash equivalents	3,100	1,855

Interest income	1,038,997	652,850

Reverse repurchase agreements and Asset-backed CP	543,585	162,863
CDOs	179,243	56,073
Whole loan financing facilities	17,933	12,194
Senior Notes	18,402	15,709
Subordinated Notes	58	—
Hedging Instruments	23,633	190,787

Interest expense	782,854	437,626

Net interest income	$256,143	$215,224

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(Dollar amounts in thousands)

	For the nine months ended September 30,
	2005			2004
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$31,965,534	4.32%	$1,035,897	$22,058,190	3.94%	$650,995
Cash and cash equivalents	76,630	5.39	3,100	271,346	0.91	1,855

	32,042,164	4.32	1,038,997	22,329,536	3.90	652,850

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	22,702,988	3.19	543,585	15,834,532	1.37	162,863
Plus: Cost of Hedging Instruments (2)		0.05	7,769		1.47	174,127

Hedged reverse repurchase agreements and Asset-backed CP		3.24	551,354		2.84	336,990

CDOs	6,585,391	3.63	179,243	3,952,446	1.89	56,073
Plus: Cost of Hedging Instruments (2)		0.32	15,864		0.56	16,660

Hedged CDOs		3.95	195,107		2.45	72,733

Whole loan financing facilities	633,405	3.77	17,933	804,745	2.02	12,194
Senior Notes and Subordinated Notes	307,414	8.01	18,460	251,194	8.34	15,709

	30,229,198	3.45	782,854	20,842,917	2.80	437,626

Net Interest-Earning Assets and Spread	$1,812,966	0.87%	$256,143	$1,486,619	1.10%	$215,224

Yield on Net Interest-Earning Assets (3)		1.07%			1.29%

(1)	Effective rate includes impact of amortizing ARM assets net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $26.5 billion and $19.6 billion as of September 30, 2005 and 2004, respectively, and Cap Agreements with aggregate net notional balances of $1.0 billion and $1.3 billion as of September 30, 2005 and 2004, respectively.

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance
	Nine Months ended September 30, 2005 versus 2004
	Rate	Volume	Total
Interest Income:
ARM assets	$63,838	$321,064	$384,902
Cash and cash equivalents	9,122	(7,877)	1,245

	72,960	313,187	386,147

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	48,099	166,805	214,904
CDOs	43,827	78,007	121,834
Whole loan financing facilities	10,588	(4,849)	5,739
Senior Notes and Subordinated Notes	(624)	3,375	2,751

	101,890	243,338	345,228

Net interest income	$(28,930)	$69,849	$40,919

Net interest income increased $40.9 million in the nine months ended September 30, 2005, compared to the same period of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first nine months of 2005 compared to the same period of 2004 increased net interest income in the amount of $69.8 million. The average balance of our interest-earning assets was $32.0 billion during the nine months ended September 30, 2005, compared to $22.3 billion during the same period of 2004 — an increase of 43.5%. As a result of the yield on our interest-earning assets increasing to 4.32% during the first nine months of 2005 from 3.90% during the same period of 2004, an increase of 42 BPs, and our cost of funds increasing to 3.45% from 2.80% during the same period, an increase of 65 BPs, there was a net unfavorable rate variance of $28.9 million.

For the nine months ended September 30, 2005, our ratio of operating expenses to average assets was 0.26%, compared to 0.33% for the same period in 2004. The most significant increases to our operating expenses for the nine months ended September 30, 2005 compared to September 30, 2004 were the $4.8 million increase in the performance-based fee that the Manager earned as a result of our achieving a ROE in excess of the threshold as defined in the Management Agreement, the $3.6 million increase in base management fees and the $3.7 million increase in expenses related to expanded operations of TMHL partially offset by the $4.8 million decrease in the expenses associated with our long-term incentive awards due to the decrease in our stock price. Our ROE prior to the effect of the performance-based fee of $30.1 million for the first nine months of 2005 was 16.08%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.23%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the nine months ended September 30, 2005, which includes the effect of the performance-based fee of $30.1 million, was 14.03%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years–a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2005. The other four scenarios assume interest rates are instantaneously 100 BPs lower and 100, 200 and 300 BPs higher than those implied by interest rates as of September 30, 2005.

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

Net Portfolio Effective Duration

September 30, 2005

	Base Case		Parallel -100 BPs		Parallel +100 BPs		Parallel +200 BPs		Parallel +300 BPs
Assets:
Traditional ARMs	0.59	Years	0.41	Years	0.79	Years	0.98	Years	1.19	Years
Hybrid ARMs	2.22		1.53		2.76		3.09		3.30

Total ARM assets	2.09		1.44		2.61		2.92		3.13

Borrowings and hedges	(1.59)		(1.57)		(1.59)		(1.59)		(1.57)

Net Portfolio Effective Duration	0.35	Years	0.01	Years	0.62	Years	0.78	Years	0.90	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of an unhedged mortgage tied to the Ten Year U.S. Treasury Rate, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 3.3 and 1.7 years respectively.

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

At September 30, 2005, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 BP decline and 100, 200 and 300 BP rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was 2.5%, (4.6)%, (9.7)% and (16.0)%, respectively, of projected net income for the twelve months ended September 30, 2006. All of these earnings projections result in earnings that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM assets. Additionally, interest rates on Traditional ARM assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At September 30, 2005, 5.6% of our ARM assets were Traditional ARM assets subject to periodic caps. Our ARM assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Taxable income per share	0.69	0.74	2.09	2.24
Dividend on Preferred Shares	0.02	—	0.03	—
Gain on purchase loan commitments	—	—	(0.01)	(0.12)
Payments under long-term incentive plan	—	—	0.01	0.01
Taxable REIT subsidiary (loss) income	(0.01)		0.03	—
Hedging Instruments, net	(0.01)	0.01	(0.01)	0.12
Provision for credit losses, net	—	—	(0.01)	(0.01)
Long-term incentive plan expense	0.01	(0.02)	(0.02)	(0.07)
Issuance of CDOs	—	—	—	(0.03)
Other	—	(0.04)	—	(0.05)

Earnings per share (basic)	0.70	0.69	2.11	2.09

We estimate that our undistributed taxable income as of September 30, 2005, after deducting the third quarter common dividend declared on October 17, 2005, was $34.4 million, or $0.33 per share, based on outstanding common shares at September 30, 2005 of 104,015,860.

Other Matters

The Code requires that at least 75% of our total assets must be qualified REIT assets, as defined by the Code. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of September 30, 2005, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of our Common Stock and the distributions of our net income. Therefore, as of September 30, 2005, we believed that we continued to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring Qualifying Interests.” Under current interpretation of the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in Qualifying Interests as defined in the Code. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of September 30, 2005, we calculated that we were in compliance with this requirement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General - Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended September 30, 2005, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At September 30, 2005, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

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

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: November 7, 2005	/s/ GARRETT THORNBURG
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2005	/s/ LARRY A. GOLDSTONE
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: November 7, 2005	/s/ CLARENCE G. SIMMONS, III
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

“Adjusted Equity-to-Assets Ratio” means a ratio that reflects the relationship between assets financed with recourse debt that is subject to margin calls and our long-term capital. The ratio is a non-GAAP measurement that we have adopted and that the Board of Directors has approved as an internal policy. Our policy requires us to maintain this ratio at a minimum of 8%, which represents approximately twice the initial margin requirement for our recourse debt.

“Agency Securities” means Purchased ARM Assets that are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

“Agent” means American Stock Transfer & Trust Company, TMA’s transfer agent.

“ARM” means adjustable-rate and variable-rate mortgage, which signifies that adjustments of the underlying interest rate are made at predetermined times based on an agreed margin to an established index.

“ARM Loans” means Securitized ARM Loans, ARM Loans Collateralizing CDOs and ARM loans held for securitization.

“ARM Loans Collateralizing CDOs” means loans originated or acquired by the Company and financed in their entirety on its balance sheet through securitization by the Company into sequentially rated classes. The Company retains the classes that are not High Quality which provide credit support for higher rated classes issued to third-party investors in structured financing arrangements.

“Asset-backed CP” means asset-backed commercial paper, which provides an alternative way to finance our high quality ARM assets portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service and F1+ by Fitch Ratings.

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

“High Quality” means (i) Agency Securities, (ii) Purchased ARM Assets and Securitized ARM Loans which are rated within one of the two highest rating categories by at least one of the Rating Agencies, (iii) Purchased ARM Assets and Securitized ARM Loans that are unrated or whose ratings have not been updated but are determined to be of comparable quality (by the rating standards of at least one of the Rating Agencies) to a High Quality-rated mortgage security, as determined by the Manager and approved by the Board of Directors, or (iv) the portion of ARM loans that have been deposited into a trust and have received a credit rating of AA or better from at least one Rating Agency. Our investment policy requires that we invest at least 70% of total assets in High Quality ARM assets and short-term investments.

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

“IRA” means Individual Retirement Account.

“LIBOR” means the London InterBank Offer Rate, which is fixed each morning at 11 a.m. London time, by the British Bankers’ Association. The rate is an average derived from nineteen quotations provided by banks determined by the British Bankers’ Association, the four highest and lowest are then eliminated and an average of the remaining eight is calculated to arrive at the fixed rate.

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

“MSRs” means mortgage servicing rights.

“Net Effective Duration” means the Effective Duration of assets minus the Effective Duration of borrowings and Hedging Instruments.

“OCI” means the Company’s accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

“Other Investments” means assets that are (i) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans that are rated at least Investment Grade at the time of purchase, (ii) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A quality” standards and acquired for the purpose of future securitization, (iii) fixed-rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties, (iv) real estate properties acquired as a result of foreclosing on our ARM Loans, or (v) as authorized by the Board of Directors, ARM assets rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as part of a loan securitization effected by third parties in which we purchase all of the classes of the loan securitization, and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis. Other Investments may not comprise more than 30% of our total assets.

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

“Purchased ARM Assets” means ARM securities and Purchased Securitized Loans.

“Purchased Securitized Loans” means loans securitized by third parties and purchased by the Company. The Company purchases all principal classes of the securitizations, including the subordinated classes. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because, like the Company’s own loan originations and acquisitions, the Company retains a 100% interest in the underlying loans.

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

“SEC” means the United States Securities and Exchange Commission.

“Securitized ARM Loans” means loans originated or acquired by the Company and securitized by the Company with the Company retaining 100% of the beneficial ownership interests.

“Senior Notes” means the 8% senior unsecured notes due May 15, 2013, issued by TMA.

“SFAS” means Statement of Financial Accounting Standards which is an authoritative GAAP pronouncement issued by the FASB.

“SPE” means special purpose entity.

“Subordinated Notes” means the floating rate junior subordinated notes due October 30, 2035, issued by TMHL, guaranteed by TMA.

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