Form 10-K
period 2005-12-31
THORNBURG MORTGAGE INC
filed 2006-03-07
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	85-0404134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Washington Avenue, Suite 302 Santa Fe, New Mexico	87501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 989-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($.01 par value) and associated preferred stock purchase rights	New York Stock Exchange
8% Series C Cumulative Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐    No  ☒

At June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates was $2,922,073,030, based on the closing price of the Common Stock on the New York Stock Exchange on that date.

Number of shares of Common Stock outstanding at February 22, 2006: 106,281,639

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 18, 2006, are incorporated by reference into Part III.

THORNBURG MORTGAGE, INC.

2005 FORM 10-K ANNUAL REPORT

ITEM 15(a)(3)	EXHIBIT INDEX	53

SIGNATURES		57

FINANCIAL STATEMENTS		F-1

GLOSSARY		G-1

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

GENERAL

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM Assets, thereby providing capital to the single-family residential housing market. Our ARM Assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM Assets and Hybrid ARM Assets. Purchased ARM Assets are mortgage-backed securities that represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of CDOs or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM Assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM Assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 37 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. We have experienced cumulative credit losses of only $174,000 on loans we have originated or acquired since 1997. We have not experienced any credit losses to date on Purchased Securitized Loans. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

•

We have a Code of Conduct and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers, directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships. In addition, we have instituted a Nonretaliation Policy and Procedure for Whistleblowers that sets forth procedures by which any officer or employee of the Company or the Manager may raise concerns regarding alleged violations of federal fraud or securities laws, which may involve financial matters, such as accounting, auditing or financial reporting, as well as non-financial matters, with the appropriate supervisors, officers or committees of the Board of Directors.

•

We have an Insider Trading Policy to prohibit any of the directors, officers or employees of the Company or the Manager from buying or selling our stock on the basis of material nonpublic information or communicating material nonpublic information to others.

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

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 51.

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

We acquire ARM loans for our portfolio primarily through our correspondent lending program, which currently includes approximately 212 approved correspondents. Our retail lending channel and other lending partners originate ARM loans through direct contact with consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our mortgage assets portfolio by policy must have an expected Net Effective Duration of one year or less and may consist of agency securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, CMOs, “A quality” ARM loans that we intend to securitize, Purchased Securitized Loans or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investment assets.

Our ARM Assets include investments in Hybrid ARM Assets and Traditional ARM Assets. In 2006, we expect to begin acquiring and originating High Quality Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs.

We limit our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years to no more than 50% of our total assets. We may also invest up to 5% of total assets in fifteen year fixed-rate assets although as of December 31, 2005 we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from three sources: (i) correspondent lending, (ii) direct retail loan originations and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through lending partners or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. In 2006, we intend to begin originating loans through mortgage brokers. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing, interest-only for up to ten years and fully amortizing thereafter, or negatively amortizing.

All ARM loans that we acquire or originate for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on the amount to which the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each Traditional ARM loan resets monthly, semi-annually or annually. Traditional ARM loans generally adjust to a margin over a U.S. Treasury index, a LIBOR index or the 12-Month Treasury Average Index.

Hybrid ARM loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to Traditional ARM loans for their remaining term to maturity.

We acquire and originate ARM loans for our portfolio with the intention of using them as collateral for CDOs. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates created as a result of our loan acquisition and securitization efforts, and subordinate classes that we acquire as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer a Mortgage Exchange Program on all loans we originate or service. We believe this program promotes customer retention and reduces loan prepayments. One benefit of this program is the loan modification option where a borrower pays a fee to change their current mortgage loan product to any then-available Hybrid or Traditional ARM product that we offer. During 2005, we exchanged 1,025 loans with balances totaling $560.4 million. At December 31, 2005, the pipeline of loans to be exchanged totaled $118.8 million.

Correspondent Lending

In the correspondent lending channel, we acquire mortgage loans from Company-approved correspondent lenders. We pre-qualify all correspondents to determine their financial strength, the soundness of their own established in-house mortgage procedures and their ability to fulfill their representations and warranties to us. Correspondents’ compliance with these qualifications is assessed at least annually. The majority of loans acquired from correspondents are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents’ product specifications and underwriting guidelines that have been pre-approved by us.

Prior to purchase, we review all of the loans generated by our correspondents to ensure product quality and compliance with our underwriting guidelines. We perform a full underwriting review of each loan file, including all credit and appraisal information.

Wholesale Lending

In 2006, we intend to begin originating loans through mortgage brokers while maintaining our current standards for credit quality, geographic diversification and overall loan quality characteristics.

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

Our direct retail lending origination model is built upon strategic partnerships with third-party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We have entered into agreements with two third-party, private label fulfillment vendors for the processing, underwriting and closing of our direct retail loans. Another third-party service provider has staffed a mortgage loan call center for our benefit. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience. These services are provided on a private label basis, meaning that these providers identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

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

Mortgage Loan Servicing

We obtain the servicing rights on a majority of the loans we acquire through the correspondent loan acquisition programs, with the intention of providing borrowers with ongoing high quality customer service, as well as the opportunity to participate in the Mortgage Exchange Program. We also retain the servicing rights on loans originated through the direct retail channel. These efforts are designed to lower prepayment rates on the portfolio through customer retention. We contract with a third-party subservicer to service our loans on a private label basis. This third-party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, mortgage exchange processing, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We actively monitor and manage the activities of our subservicer, and pay fees for this service based on a fixed fee schedule per mortgage loan. We also advance funds to the subservicer as needed when there is a shortfall in the escrow activity.

Underwriting Guidelines

Our underwriting guidelines are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. A credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2005, our borrowers had an average FICO score of 746. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, good credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

Our underwriting guidelines for the correspondent lending, wholesale lending and direct retail loan origination channels are applied in accordance with a procedure that generally requires at least one appraisal, and for larger loan amounts, multiple appraisals or field reviews. Our underwriting guidelines permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit-grading category, depending on the creditworthiness of the borrower, the type and use of the property, the purpose of the loan application and the loan amount. It is our policy that loans with loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

Loan Quality Control

We employ a number of pre- and post-funding measures to ensure the quality of our loans. In addition to our pre-funding review of all correspondent loans and oversight of our retail lending third-party providers, we utilize a third-party provider to conduct pre-funding fraud checks on 15% - 20% of retail and correspondent loans prior to funding. These checks validate loan application data via relational databases and logic to identify potentially fraudulent data.

Post-funding, we contract with a third-party provider to review a 10% - 15% sample of all our retail and correspondent loans, generally within one month of funding. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation from borrower employment to appraisal. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and summary reports are prepared for management and the Board of Directors.

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

Reverse repurchase agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. Because we borrow money under these agreements based on the fair value of our ARM Assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM Assets declines for other reasons. We have established lines of credit and collateralized financing agreements with 23 different financial institutions.

We enter into two types of reverse repurchase agreements: variable rate term reverse repurchase agreements and fixed-rate reverse repurchase agreements. Our variable rate term reverse repurchase agreements are financings with original maturities ranging from five to twelve months. The interest rates on these variable rate term reverse repurchase agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate reverse repurchase agreements have original maturities generally ranging from 30 to 180 days. Generally, upon repayment of each reverse repurchase agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new reverse repurchase agreement.

We have an Asset-backed CP facility, which provides us with an alternative way to finance our high quality ARM Assets portfolio. In December 2005, the Asset-backed CP facility was increased from $5 billion to $10 billion. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, we have diversified our funding sources by replacing a portion of our reverse repurchase agreement borrowings with the issuance of Asset-backed CP under terms that are comparable to our existing reverse repurchase agreement funding.

We have also financed the purchase of ARM Assets by issuing hedged floating-rate and fixed-rate CDOs in the capital markets, which are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the reverse repurchase agreement or Asset-backed CP markets. These transactions are a long-term form of financing and are not subject to margin calls or disruptions in the asset-backed financing market.

We have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition of whole loans while we are accumulating loans for securitization.

We have issued Senior Notes in the amount of $305.0 million as a form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are unsecured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006.

We have issued Subordinated Notes in the amount of $190.0 million as another form of long-term capital. The Subordinated Notes bear interest at a weighted average fixed rate of 7.41% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.60% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and January 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 37 and the calculation of our Adjusted Equity-to-Assets Ratio on page 38.

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

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. A shorter Net Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of December 31, 2005, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.1 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.24 years, including the effects of estimated prepayments.

We enter into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM loans. The gain (loss) on the Pipeline Hedging Instruments is expected to offset the gain (loss) recorded for the change in fair value of the loan commitments.

We may enter into additional hedging transactions designed to protect our borrowing costs or portfolio yields from interest rate changes. We may purchase “interest-only” or “principal-only” mortgage assets or other mortgage derivative products for purposes of mitigating risk from interest rate changes. We may also use, from time to time, futures contracts and options on futures contracts on the Eurodollar, Federal Funds, Treasury bills and Treasury notes and similar financial instruments to mitigate risk from changing interest rates.

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

Operating Restrictions

Management has recommended and the Board of Directors has established our operating and investment policies and strategies. The Board of Directors reviews the implementation of these policies and strategies on a quarterly basis. Any revisions in such policies and strategies require the approval of the Board of Directors, including a majority of the independent directors. Management can recommend and the Board of Directors can approve the modification or alteration of such policies without the consent of our shareholders.

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

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our ability to borrow funds to acquire additional assets would be substantially reduced. The Investment Company Act exempts from regulation entities that are “primarily engaged” in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” In order to maintain our exempt status under the Investment Company Act, current SEC staff interpretations require that at least 55% of our assets must consist of Qualifying Interests, as such term has been defined by the SEC staff. We closely monitor our compliance with this requirement and we intend to maintain our exempt status. We have been able to maintain our exemption so far through the origination of ARM Loans and the purchase of whole pool Agency Securities and privately issued ARM securities and loans that qualify for the exemption.

PORTFOLIO OF MORTGAGE ASSETS

We have invested in the following types of ARM Assets in accordance with the operating policies established by the Board of Directors and described in “Business - Operating Policies and Strategies - Operating Restrictions.”

Purchased ARM Assets

Our investments in Purchased ARM Assets are concentrated in High Quality ARM securities. These securities are issued and guaranteed by Fannie Mae or Freddie Mac, or are privately issued ARM securities that generally have some form of third-party credit enhancement and meet our High Quality credit criteria. See “Business – Operating Policies and Strategies – Portfolio Strategies.” The High Quality ARM securities that we acquire represent interests in ARM loans that are secured primarily by first liens on single-family (one-to-four unit) residential properties, although we may also acquire ARM securities secured by liens on other types of real estate-related properties.

ARM Loans

All of our ARM Loans are either Traditional ARM loans or Hybrid ARM loans. Securitized ARM Loans are loans that we have originated or acquired and securitized in which we retain 100% of the beneficial ownership interests. ARM Loans Collateralizing CDOs are also loans we have securitized that provide credit support for AAA or AA certificates issued to third-party investors in our CDO structured financing arrangements. ARM loans held for securitization are loans we have acquired or originated that we intend to securitize and retain.

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. We acquire loans that are generally underwritten to “A quality” standards. Our borrowers generally make large down payments and have adequate liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is well valued, appropriate to the neighborhood and located in a stable market. The Traditional ARM and Hybrid ARM loans we have acquired are all first lien mortgages on single-family (one-to-four units) residential properties. Some have additional collateral in the form of pledged financial assets. Pledged financial assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. As a result, the loans we acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values. If a loan has a loan-to-value ratio above 80%, we require private mortgage insurance or additional collateral, providing additional protection to us against credit risk. The average original effective loan-to-value ratio of our loans was 68.3% as of December 31, 2005.

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

EMPLOYEES

The Manager provides our management and personnel, subject to the supervision of the Board of Directors and under the terms of the Management Agreement discussed below. To date since the inception of our operations, the Manager has not engaged in any other activities besides the management of our operations although it is permitted to do so under the terms of the Management Agreement. As of December 31, 2005, the Manager had 119 employees, 67 of whom were directly engaged in the activities of TMHL.

The Management Agreement

The Management Agreement, which expires in July 2014, provides for an annual review of the Manager’s performance and the reasonableness of the compensation paid to the Manager by the independent directors of the Board of Directors. If we terminate the Management Agreement other than for cause, we must pay the Manager a substantial cancellation fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of Common Stock, we are combined with or acquired by another entity, or we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager at all times is subject to the supervision of the Board of Directors and has only such functions and authority as may be delegated to it. The Manager is responsible for our operations and performs all such services and activities relating to the management of our assets and operations.

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

FEDERAL INCOME TAX CONSIDERATIONS

General

We have elected to be treated as a REIT for federal income tax purposes. In brief, if we meet certain detailed conditions imposed by the REIT provisions of the Code, such as investing primarily in real estate and mortgage loans, we will not be taxed at the corporate level on the taxable income that we currently distribute to our shareholders. We can therefore avoid most of the “double taxation” (at the corporate level and then again at the shareholder level when the income is distributed) that we would otherwise experience if we were not taxed as a REIT.

If we do not qualify as a REIT in any given year, we would be subject to federal and state income tax as a domestic corporation, which would reduce the amount of the after-tax cash available for distribution to our shareholders. We believe that we have satisfied the requirements for qualification as a REIT since the year ended 1993. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described briefly below.

Ownership of Capital Stock

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

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of the consolidated tax assets of TMA, TMD and TMCR must consist of Qualified REIT Assets, government assets, cash and cash items. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer’s outstanding securities (with an exception for a qualified electing taxable REIT subsidiary or a qualified REIT subsidiary). Under that exception, the aggregate value of business that we may undertake through taxable subsidiaries is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

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

Sources of Income

We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of the consolidated gross income of TMA, TMD and TMCR for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. The 95% Test. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire (other than stock in certain affiliate corporations as discussed above) to Qualified REIT Assets. Our policy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, which we otherwise might acquire.

Distributions

We must (i) distribute at least 85% of our taxable income by the end of each calendar year and (ii) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration. Income for purposes of the 90% distribution requirement is determined (a) without the deduction of dividends paid, (b) by excluding net capital gain, (c) by including 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, and (d) by subtracting any “excess noncash income”. We intend to declare and distribute dividends to our shareholders in sufficient amounts to meet the distribution requirement.

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

Dividends paid by domestic, non-REIT corporations to shareholders other than corporations are now generally taxed at the rate applicable to long-term capital gains, which is a maximum of 15%, subject to certain limitations. Because we are a REIT, however, our dividends generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances that we do not contemplate.

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

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of our equity capital. This summary is not intended to be a substitute for prudent tax planning and each of our shareholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

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

Item 1A.	RISK FACTORS

We actively manage the risks associated with our business. Interest rate risks, credit risks, earnings volatility, REIT qualification risks and other risks are monitored, measured and quantified by management in order to assure minimal earnings and dividend fluctuations. However, investors should understand the nature of the risks that we face. Any one of the key risk factors discussed below, or other factors not so discussed, could cause actual results to differ materially from expectations and could adversely affect our profitability. Before making an investment decision, you should carefully consider all of the risks described below.

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

•

Our calculation of Effective Duration and Net Effective Duration are estimates based on assumptions about the expected behavior of our assets, liabilities and Hedging Instruments that may prove to be empirically incorrect, and our Effective Duration and Net Effective Duration change with every change in interest rates. As a result, our actual exposure to changes in interest rates could be different than that implied by our Effective Duration calculation.

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

•

We must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. We are subject to examination by each such jurisdiction, and if it is determined that we are not in compliance with the applicable requirements, we may be fined and our license to lend may be suspended or revoked.

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

•

We are dependent upon the efforts of Garrett Thornburg, the Chairman of our Board of Directors and our Chief Executive Officer, Larry A. Goldstone, our President and Chief Operating Officer, Clarence G. Simmons, III, our Senior Executive Vice President and Chief Financial Officer and Joseph H. Badal, our Senior Executive Vice President and Chief Lending Officer, all of whom are also key officers and employees of the Manager. The loss of any of their services could have an adverse effect on our operations.

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

•

Management recommends and the Board of Directors establishes all of our operating policies, including our investment, financing and dividend policies. Our Board of Directors has the ability and authority to revise or amend those policies without shareholder approval.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. Our subsidiaries have their principal offices in Santa Fe, New Mexico, which are leased from the Manager.

Item 3.	LEGAL PROCEEDINGS

At December 31, 2005, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Pursuant to Section 6707A(e) of the Code we must disclose if we have been required to pay a penalty to the Service for failing to make disclosures required with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During 2005, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 13, 2006, we had 106,261,639 shares of Common Stock outstanding, held by 6,932 holders of record and approximately 142,356 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of the Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2005
Fourth Quarter ended December 31, 2005	$27.53	$22.72	$26.20	$0.68	(1)
Third Quarter ended September 30, 2005	30.29	24.46	25.06	0.68
Second Quarter ended June 30, 2005	30.82	27.91	29.13	0.68
First Quarter ended March 31, 2005	29.31	27.16	28.04	0.68
2004
Fourth Quarter ended December 31, 2004	$30.24	$27.70	$28.96	$0.68	(2)
Third Quarter ended September 30, 2004	30.10	26.34	29.01	0.67
Second Quarter ended June 30, 2004	31.28	22.60	26.95	0.66
First Quarter ended March 31, 2004	31.10	26.60	31.10	0.65

(1)	The 2005 fourth quarter dividend was declared in December 2005 and paid in January 2006.

(2)	The 2004 fourth quarter dividend was declared in December 2004 and paid in January 2005.

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

Dividend Reinvestment and Stock Purchase Plan

The DRSPP allows shareholders of Common and Preferred Stock to have their dividends reinvested in additional shares of Common Stock. The Common Stock to be acquired under the DRSPP may be purchased from us, or in the open market or in privately negotiated transactions, at our sole discretion. Shares purchased from us may be purchased at a discount from the then prevailing market price, at our sole discretion. Shareholders and non-shareholders may also make monthly cash purchases of Common Stock, subject to a minimum of $100 per month ($500 minimum initial investment for new investors) and a maximum of $10,000 per month for each optional cash purchase, although we may waive the limitation on the maximum amount upon request, at our sole discretion. The Agent is the trustee and administrator of the DRSPP. Shareholders who own stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRSPP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder’s name and deliver a completed enrollment form to the Agent. Additional information about the DRSPP (including a prospectus) and forms are available from the Agent or us.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Operations Statement Highlights

(In thousands, except percentages and per share data)

	Year ended December 31,
	2005	2004	2003	2002	2001
Net interest income	$344,457	$293,699	$233,953	$157,929	$78,765
Net income	$282,844	$232,564	$176,504	$120,016	$58,460
EPS (basic)	$2.79	$2.80	$2.73	$2.60	$2.09
EPS (diluted)	$2.79	$2.80	$2.71	$2.59	$2.09
Average common shares - basic	99,187	83,001	63,485	43,590	24,754
Average common shares - diluted	99,187	83,001	65,217	46,350	24,803
Taxable income per common share (1)	$2.83	$2.94	$2.81	$2.64	$2.13
Dividends declared per common share (2)	$2.72	$2.66	$2.49	$2.285	$1.75
Yield on ARM assets	4.42%	3.95%	4.05%	4.63%	5.09%
Portfolio Margin	1.01%	1.25%	1.61%	1.88%	1.67%
Return on Equity	14.04%	15.55%	17.31%	17.66%	16.69%
Noninterest expense to average assets	0.25%	0.32%	0.42%	0.45%	0.38%

Balance Sheet Highlights

(In thousands, except per share data)

	As of December 31,
	2005	2004	2003	2002	2001
ARM Assets	$41,484,029	$28,743,061	$18,852,166	$10,335,213	$5,732,145
Total assets	$42,507,741	$29,212,402	$19,118,799	$10,512,932	$5,803,648
Reverse repurchase agreements	$23,390,079	$14,248,939	$13,926,858	$8,568,260	$4,738,827
Asset-backed CP	$4,990,000	$4,905,000	$—	$—	$—
CDOs	$10,254,334	$6,645,598	$3,114,047	$255,415	$432,581
Senior and Subordinated Notes	$495,000	$305,000	$251,080	$—	$—
Shareholders’ equity	$2,207,086	$1,789,184	$1,239,104	$833,042	$532,658
Historical book value per common share (1)	$21.41	$20.46	$18.68	$16.54	$15.12
Book value per common share	$20.00	$19.47	$16.75	$14.54	$14.02
Number of common shares outstanding	104,775	91,904	73,985	52,763	33,305

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 22.

(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS (basic) follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Year ended December 31,
	2005	2004	2003	2002	2001
Taxable income per share	$2.83	$2.97	$2.81	$2.67	$2.13
(Loss) gain on purchase loan commitments	(0.01)	(0.12)	0.04	—	—
Payments under long-term incentive plan	0.01	0.01	0.02	—	—
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	—	—	0.02	—
Taxable REIT subsidiary loss (income)	0.06	(0.02)	—	—	—
Hedging Instruments, net	(0.04)	0.11	0.04	—	—
Provision for credit losses, net	(0.01)	(0.02)	(0.01)	—	(0.03)
Actual credit losses on ARM assets	—	—	—	0.01	0.01
Long-term incentive plan expense	(0.03)	(0.08)	(0.16)	(0.10)	(0.01)
Issuance of CDOs	—	(0.05)	(0.01)	—	—
Other	(0.02)	—	—	—	(0.01)

Earnings per share (basic)	$2.79	$2.80	$2.73	$2.60	$2.09

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

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,
	2005	2004	2003	2002	2001
Historical book value per share	$21.41	$20.46	$18.68	$16.54	$15.12
Unrealized gains (losses) on ARM securities	(5.13)	(1.93)	(0.58)	0.84	(0.26)
Unrealized gains (losses) on Hedging Instruments	3.72	0.94	(1.35)	(2.84)	(0.84)

GAAP book value per share	$20.00	$19.47	$16.75	$14.54	$14.02

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Despite continued highly competitive pricing and a more aggressive approach to granting credit by other mortgage lenders, our loan originations totaled $1.4 billion and $5.0 billion in the three and twelve months ended December 31, 2005, respectively, exceeding fourth quarter 2004 production by 8% and total 2004 production and our annual target by 15%. Our mortgage origination volumes remain stable with $734.9 million of loans in the fallout-adjusted pipeline at December 31, 2005, most of which we expect will close in the first quarter of 2006. Our correspondent relationships have increased 25% year-over-year and we now have approximately 212 correspondent partners across the country. We are confident that our unique marketing platform, concierge-level service and commitment to increasing brand value will allow us to grow our share of the residential mortgage market.

We anticipate gaining additional market share in 2006 as we begin to penetrate the mortgage broker market for the first time. Our operational and sales managers are in place and we’ve already targeted the specific geographic areas with brokers who meet our high standards. Leveraging the same strategy that has proven successful with correspondent lenders, including superior service, sensible underwriting and products designed to meet their sophisticated clients’ needs, we anticipate generating similar success over time.

In 2006, we will also focus on acquiring and originating High Quality Pay Option ARMs. We believe our underwriting capabilities and extensive experience with jumbo and super jumbo loans will allow us to prudently access assets at better returns than are currently available through standard Hybrid ARM acquisitions.

Long-term Capital Growth. Our ability to increase long-term capital resulted in improvement in asset acquisition activity and also helped us maintain our earnings during the fourth quarter of 2005. We raised $20.0 million of new equity capital during the fourth quarter by issuing 759,000 shares of Common Stock at an average net price of $26.30 per share. TMHL raised net proceeds of $48.5 million through the issuance of additional 30-year Subordinated Notes totaling $50.0 million during the fourth quarter of 2005. With the additional long-term capital raised during the quarter, we believe we can acquire $753.5 million in additional ARM Assets, which should contribute positively to earnings in 2006.

Capital Efficient CDO Transactions. Since CDOs represent long-term financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement is lowered to approximately 2% versus our customary 8% to 10% capital policy requirement for reverse repurchase agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional assets. In the fourth quarter of 2005, we completed a $1.5 billion CDO transaction which freed up an estimated $101.8 million of capital, which will allow us to acquire $1.1 billion in ARM Assets during 2006.

Use of Excess Capital to Grow Interest Earning Assets. Beginning in the third quarter of 2005, we utilized a portion of our excess capital to increase our holdings of interest earning assets. By reducing our adjusted equity-to-assets ratio from an average of 8.96% during the second quarter to an average of 8.36% during the third quarter and 8.24% during the fourth quarter, we were able to boost core earnings without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position, which was $1.3 billion at December 31, 2005.

Consistent Profitability

Our earnings during the fourth quarter of 2005 remained strong despite the current challenges confronting the mortgage industry. While as of December 31, 2005, the Fed Funds rate has increased 325 basis points over the past 18 months, our earnings have remained fairly constant. Our business model protects our profitability during periods of rising interest rates or flattening yield curves in that we fund our Hybrid ARM portfolio with fixed-rate borrowings of comparable duration. This strategy clearly reduced our net interest income and earnings potential in prior years, but has been instrumental in allowing us to achieve our objective of maintaining our earnings through rising interest rate cycles.

Furthermore, prepayment activity decreased in the fourth quarter with a CPR of 22%, down from 28% in the previous quarter. Our quarterly premium amortization expense has remained manageable because the unamortized cost basis of our ARM portfolio is very low - 100.8% of par at December 31, 2005. This premium marks a historic low for the Company and will advantageously limit our exposure to prepayments should refinance activity pick up in the future. These on-going core risk management initiatives have allowed us to achieve earnings stability in an unstable interest rate environment and give us confidence in our future earnings prospects.

We believe we possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure. During the fourth quarter of 2005, our operating expenses as a percent of average assets were 0.23%, compared to 0.30% for the same quarter of 2004. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or savings and loan institution. We acquire many of our assets through MBS purchases and originate loans by developing strategic partnerships with correspondent lenders, mortgage brokers, lending partners and other sources and we fund our balance sheet using capital market-sourced funds as opposed to deposits. As a result, we generally avoid the fixed cost infrastructure and high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis to our customers. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. It has also created a very liquid and readily financeable portfolio that has had low price volatility as compared to a portfolio of 30-year, fixed-rate mortgage assets, particularly when interest rates rise. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

Our strategic focus is high credit quality assets. This strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which ensures we have access to financing through the credit cycle and contributes to maintaining consistent profitability. As of December 31, 2005, 97.4% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM loans that we have either originated and securitized into ARM pass-through certificates or into CDO financings for our own portfolio. Additionally, our High Quality ARM Assets include “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. We retain the risk of potential credit losses on all of these loans. We did not experience any credit losses on our ARM Loans during 2005 and have only experienced $174,000 in credit losses on loans we have originated or acquired since 1997.

Our Purchased Securitized Loans are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we remove certain categories of loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We have not experienced any credit losses to date on Purchased Securitized Loans that we have acquired.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on earnings and on the market value of our portfolio. As of December 31, 2005, we had $38.3 billion of Hybrid ARM Assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $32.0 billion and delayed Swap Agreements with notional balances totaling $2.3 billion that become effective between January 2006 and October 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of our ARM Assets. Additionally, at December 31, 2005, we had Cap Agreements with aggregate net notional balances of $970.3 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 2.93% to 9.67%, and on average 3.64%. During the quarter ended December 31, 2005, we received payments of $1.5 million related to these Cap Agreements. As of December 31, 2005, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.24 years while the financing and hedging of all of our ARM Assets also resulted in a Net Effective Duration of approximately 0.24 years.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM Assets in order to stabilize earnings during periods of rising interest rates. As we acquire ARM Assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM Assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM Assets. Given the prepayment uncertainties on our ARM Assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM Assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 48.

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our financing was provided through reverse repurchase agreements. At December 31, 2005, reverse repurchase agreements accounted for only 59% of our borrowings, while CDOs represented 26% and our Asset-backed CP facility accounted for 13%. In December 2005, we increased the capacity of our Asset-backed CP facility to $10 billion. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the quarters to come.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium at December 31, 2005 for 5% and 10% increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 5%	$(5,537)
Prepayment assumption increased by 10%	$(10,777)
Prepayment assumption decreased by 5%	$5,014
Prepayment assumption decreased by 10%	$10,109

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our Purchased ARM Assets and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses on Purchased ARM Assets of $544.5 million at December 31, 2005 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit loss and interest rate exposure. We review Purchased Securitized Loans periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at December 31, 2005 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves (In thousands)
Default assumption increased by 5%	$944
Default assumption decreased by 5%	$(945)
Loss severity assumption increased by 5%	$2,087
Loss severity assumption decreased by 5%	$(2,087)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. In November 2005, the FASB decided not to provide additional guidance and issued a final FASB Staff Position that would be applied prospectively to reporting periods beginning after December 15, 2005. The adoption of the FASB Staff Position has not had a material effect on our financial condition, results of operations, or liquidity.

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

In August 2005, the FASB issued exposure drafts titled “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” We do not believe that the proposed requirements of the exposure drafts would have a material effect on our financial condition, results of operations, or liquidity.

In September 2005, the FASB issued an exposure draft titled, “Earnings per Share, an amendment of FASB Statement No. 128” to clarify guidance for mandatorily convertible instruments, treasury stock, contracts that may be settled in cash or shares, and contingently issuable shares. Because we do not have any of these instruments or contracts, we believe the exposure draft will have no impact on our financial statements.

In January 2006, the FASB issued an exposure draft titled, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” If approved, the proposed standard would provide an option under which an entity may irrevocably elect to report certain financial assets and financial liabilities at fair value. Companies would be permitted to make the election on a contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the item. Under the fair value option, changes in the fair value of each financial asset or financial liability would be reflected in earnings as those changes occur. Until the final standard is approved and the full scope is established, we are not able to assess the impact, if any, that the adoption of the standard may have on our financial position or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. We do not believe that SFAS 155 will have a material effect on our financial condition, results of operations, or liquidity.

Financial Condition

Asset Quality

At December 31, 2005, we held total assets of $42.5 billion, $41.5 billion of which consisted of ARM Assets. That compares to $29.2 billion in total assets and $28.7 billion of ARM Assets at December 31, 2004. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM loans generally originated to “A quality” underwriting standards. At December 31, 2005, 96.4% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at December 31, 2005 and December 31, 2004 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	December 31, 2005
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,842,998		6.8%	$706		0.0%	$1,843,704	4.4%
Non-Agency ARM Assets:
AAA/Aaa Rating	24,441,684		90.0	13,550,974	(1)	94.5	37,992,658	91.6
AA/Aa Rating	542,681		2.0	59,387	(1)	0.4	602,068	1.4

Total Non-Agency ARM Assets	24,984,365		92.0	13,610,361		94.9	38,594,726	93.0

Total High Quality	26,827,363		98.8	13,611,067		94.9	40,438,430	97.4

Other Investments
Non-Agency ARM Assets:
A Rating	182,199		0.7	34,125		0.2	216,324	0.5
BBB/Baa Rating	76,261		0.3	20,821		0.1	97,082	0.2
BB/Ba Rating and Below	48,685	(2)	0.2	52,164	(1)	0.4	100,849	0.3
ARM loans pending securitization	—		0.0	642,093		4.5	642,093	1.6

Total Other Investments	307,145		1.2	749,203		5.2	1,056,348	2.6

Loan Loss Reserves	—		0.0	(10,749)		(0.1)	(10,749)	(0.0)

Total ARM Portfolio	$27,134,508		100.0%	$14,349,521		100.0%	$41,484,029	100.0%

(1)

As of December 31, 2005, the Investment Grade classes of ARM Loans Collateralizing CDOs have been credit-enhanced through overcollateralization and subordination in the amount of $67.3 million, which is included in the BB/Ba Rating and Below category.

(2)

As of December 31, 2005, we had total non-accretable discounts of $11.6 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

As of December 31, 2005, sixteen of the 27,390 loans in our $14.3 billion ARM Loan portfolio were 60 days or more delinquent and had an aggregate balance of $11.2 million. We believe that our current level of reserves for loan losses is adequate to cover estimated losses inherent in the ARM loan portfolio at December 31, 2005.

At December 31, 2005, our Purchased Securitized Loans totaled $6.8 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $6.6 million related to the purchase of $4.7 billion of securities during 2005. As of December 31, 2005, we had total non-accretable discounts of $11.6 million related to $6.8 billion of Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of December 31, 2005, 34 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $7.3 million.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of December 31, 2005. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $14.3 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$536,058	$12,500,000	$13,190
Unpaid principal balance	$522,182	$12,500,000	$1,240
Coupon rate on loans	5.28%	9.13%	2.50%
Pass-through rate	5.00%	8.60%	2.23%
Pass-through margin	1.80%	4.93%	0.35%
Lifetime cap	9.75%	18.00%	7.25%
Original term (months)	360	480	120
Remaining term (months)	343	480	8

Geographic distribution (top 5 states):		Property type:
California	30.5%	Single-family	82.2%
New York	8.3	Condominium	14.5
Florida	7.6	Other residential	3.3
Georgia	7.0
Colorado	7.0	ARM Loan type:
		Traditional ARM loans	13.1%
Occupancy status:		Hybrid ARM loans	86.9
Owner occupied	77.1%
Second home	14.4	ARM interest rate caps:
Investor	8.5	Initial cap on Hybrid ARM loans:
		3.00% or less	2.2%
Documentation type:		3.01%-4.00%	11.3
Full/alternative	93.0%	4.01%-5.00%	60.8
Stated income/no ratio	7.0	5.01%-6.00%	12.5

Loan purpose:		Periodic cap on Traditional ARM loans:
Purchase	49.3%	None	5.5%
Cash out refinance	23.0	1.00% or less	4.5
Rate & term refinance	27.7	Over 1.00%	3.2

Unpaid principal balance		Percent of interest-only loan balances	98.1%
$360,000 or less	18.1%
$360,001 to $650,000	28.6	Weighted average length of interest-only period	9.3 years
$650,001 to $1,000,000	20.3
$1,000,001 to $2,000,000	23.4	FICO scores:
$2,000,001 to $3,000,000	5.2	801 and over	3.9%
Over $3,000,001	4.4	751 to 800	44.4
		701 to 750	33.0
Original effective loan-to-value:		651 to 700	16.6
80.01% and over (1)	1.6%	650 or less	2.1
70.01%-80.00%	45.0
60.01%-70.00%	25.4	Weighted average FICO score:	746
50.01%-60.00%	13.2
50.00% or less	14.8

Weighted average effective original loan-to-value:	68.3%

(1)	All loans with an effective original loan-to-value ratio over 80% have mortgage insurance. This ratio includes the effect of pledged assets, but not the impact of mortgage insurance.

As of December 31, 2005 and December 31, 2004, we serviced $9.2 billion and $7.2 billion of our loans, respectively, and had 18,070 and 15,598 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, ARM Loans Collateralizing CDOs or ARM loans held for securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Mortgage Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	December 31, 2005		December 31, 2004
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$122,899	0.3%	$1,020,954	3.6%
Six-month LIBOR	306,167	0.7	1,752,298	6.1
One-year LIBOR and one-year Constant Maturity Treasury	2,458,568	5.9	1,253,113	4.3
Other	313,910	0.8	157,361	0.5

	3,201,544	7.7	4,183,726	14.5

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	8,278,786	20.0	4,947,963	17.2
Over 3 years – 5 years	13,442,861	32.4	14,824,132	51.6
Over 5 years	16,571,587	39.9	4,796,674	16.7

	38,293,234	92.3	24,568,769	85.5
Loan Loss Reserves	(10,749)	(0.0)	(9,434)	(0.0)

	$41,484,029	100.0%	$28,743,061	100.0%

The ARM portfolio had a weighted average coupon of 5.02% at December 31, 2005. This consisted of a weighted average coupon of 5.01% on the Hybrid ARM Assets and a weighted average coupon of 5.37% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.05%, based upon the composition of the portfolio and the applicable indices at December 31, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.00%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At December 31, 2005, the current yield of the ARM Assets portfolio was 4.62%, up from 4.13% as of December 31, 2004. The increase in the yield of 49 basis points as of December 31, 2005, compared to December 31, 2004, is primarily due to a 49 basis point increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 92.3% of the total ARM portfolio, or $38.3 billion, at December 31, 2005, compared to 85.5%, or $24.6 billion as of December 31, 2004. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2005, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.24 years while the Net Effective Duration applicable to the ARM portfolio was also approximately 0.24 years.

As of December 31, 2005 and 2004, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $32.0 billion and $19.6 billion, respectively. In addition, as of December 31, 2005, we had entered into delayed Swap Agreements with notional balances totaling $2.3 billion that will become effective between January 2006 and October 2006. We entered into these delayed Swap Agreements to hedge the forecasted financing of our ARM Assets. As of December 31, 2005, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.1 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.79% and 3.04% at December 31, 2005 and 2004, respectively. The net unrealized gain on Swap Agreements at December 31, 2005 of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized loss on Swap Agreements of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of December 31, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $399.9 million. In the twelve month period following December 31, 2005, $59.8 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of December 31, 2005 and 2004, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining aggregate net notional amounts of $970.3 million and $1.3 billion, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at December 31, 2005 and 2004 was $19.5 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005 and 2004, net unrealized loss on Cap Agreements of $9.9 million and $21.1 million, respectively, is included in accumulated other comprehensive income (loss). In the twelve month period following December 31, 2005, a $647,000 gain related to Cap Agreements is expected to be realized. Pursuant to the terms of certain Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 3.64%. During 2005, we received payments of $1.5 million related to these Cap Agreements. The Cap Agreements had an average maturity of 2.9 years as of December 31, 2005 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of December 31, 2005 and the balance of these same Hybrid ARM Hedging Instruments as of December 31 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (amounts in thousands):

	As of December 31,
	2005	2006	2007	2008	2009	2010
Swap Agreements:
Balance-guaranteed (1) (3)	$1,584,344	$1,115,369	$770,316	$318,532	$134,542	$85,558
Other (2)	30,227,840	19,619,995	9,458,500	6,058,622	3,590,420	1,955,474

	31,812,184	20,735,364	10,228,816	6,377,154	3,724,962	2,041,032

Eurodollar Transactions (2)	196,000	—	—	—	—	—
Cap Agreements (1) (3)	970,269	835,621	550,141	320,113	70,571	22,408

	$32,978,453	$21,570,985	$10,778,957	$6,697,267	$3,795,533	$2,063,440

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

(2)

These hedging instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2015.

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of December 31, 2005 and as of December 31 for each of the following five years (in thousands):

	As of December 31,
	2005	2006	2007	2008	2009	2010
Swap Agreements	$1,584,344	$1,253,440	$894,456	$356,496	$161,964	$97,411
Cap Agreements	970,269	983,016	685,523	603,918	308,913	264,798

	$2,554,613	$2,236,456	$1,579,979	$960,414	$470,877	$362,209

The fair value of the Pipeline Hedging Instruments at December 31, 2005 and 2004 was a net unrealized loss of $2.0 million and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $1.9 billion and $688.0 million at December 31, 2005 and 2004, respectively. We recorded a gain of $6.4 million on Derivatives during the year ended December 31, 2005. This gain consisted of a net gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions. We recorded a loss of $2.1 million on Derivatives during the year ended December 31, 2004. This loss consisted of a net loss of $4.9 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net gain of $49,000 on Pipeline Hedging Instruments and a $3.3 million realized gain on the termination of Swap Agreements.

Asset Acquisitions and Originations

During the year ended December 31, 2005, we purchased $16.9 billion of Purchased ARM Assets, 98.7% of which were High Quality assets and $6.8 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired during 2005, 99.3% were Hybrid ARM Assets and 0.7% were Traditional ARM Assets generally indexed to LIBOR. The following table compares our ARM Asset acquisition and origination activity for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Purchased ARM Assets:
Agency Securities	$—	$1,572,602	$953,172
High Quality, non-Agency	16,669,625	12,877,127	9,276,029
Other non-Agency	218,520	61,994	30,421

	16,888,145	14,511,723	10,259,622

ARM loans:
Bulk acquisitions	1,879,528	88,959	1,316,324
Correspondent originations	4,688,550	3,875,049	3,440,151
Direct retail originations	274,814	441,006	564,461

	6,842,892	4,405,014	5,320,936

Total acquisitions	$23,731,037	$18,916,737	$15,580,558

As of December 31, 2005, we had commitments to purchase $734.9 million of ARM loans through origination channels. At December 31, 2005, we used a 22.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During 2005, we securitized $1.3 billion of ARM loans into a series of private-label multi-class ARM securities and retained all of the resulting securities for our ARM Loan portfolio. Although we transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. As of December 31, 2005 and 2004, we held $3.3 billion and $2.9 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-K are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During 2005, we securitized $5.8 billion of ARM loans into three CDOs. On a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $196.3 million of the resulting securities for our ARM Loan portfolio and placed $5.6 billion with third-party investors, thereby providing long-term collateralized financing for our assets. As of December 31, 2005 and 2004, we held $10.4 billion and $6.7 billion, respectively, of ARM loans as collateral for CDOs.

Prepayment Experience

During the year ended 2005, our mortgage assets paid down at an approximate average CPR of 24%, compared to 25% during the year ended 2004. For the quarter ended December 31, 2005, our mortgage assets paid down at an approximate average annualized CPR of 22%, compared to 22% for the quarter ended December 31, 2004 and 28% for the quarter ended September 30, 2005. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium to reflect actual and future estimated prepayments.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.1 billion at December 31, 2004. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the year ended December 31, 2005 consisted of reverse repurchase agreements, Asset-backed CP, CDOs, whole loan financing facilities and Subordinated Notes, as well as new equity proceeds and principal and interest payments from ARM Assets. The reverse repurchase agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 23 different financial institutions and as of December 31, 2005, had borrowed funds from 18 of these firms. Reverse repurchase agreement borrowings outstanding at December 31, 2005 had a weighted average borrowing rate of 4.43% and a weighted average remaining term to maturity of 3.0 months.

We also have an Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. In December 2005, we increased the facility from $5 billion to $10 billion. As of December 31, 2005, we had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 4.38% and a weighted average remaining maturity of 18 days.

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

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are also recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of December 31, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,192,660	4.72%
Capped floating-rate financing (2)	5,448,989	4.73%
Fixed-rate financing (3)	3,612,685	4.33%

Total	$10,254,334	4.59%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $5.4 billion as of December 31, 2005.

(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.6 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $900.0 million and fixed-rate financing of $1.1 billion as of December 31, 2005.

As of December 31, 2005, the CDOs were collateralized by ARM loans with a principal balance of $10.4 billion. The debt matures between 2033 and 2045 and is callable by us at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of December 31, 2005, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $650 million. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of December 31, 2005, we had $404.8 million borrowed against these whole loan financing facilities at an effective cost of 5.04%.

During 2005, we issued $190.0 million in Subordinated Notes. The Subordinated Notes bear interest at a weighted average fixed rate of 7.41% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.60% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and January 30, 2036. We have the option to redeem the Subordinated Notes at par on or after October 30, 2010. The Subordinated Notes may also be redeemed under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, we incurred costs of $5.7 million, which will be amortized over the remaining expected life of the Subordinated Notes. At December 31, 2005, the balance of the Subordinated Notes outstanding, net of unamortized issuance costs, was $184.2 million and had an effective cost of 7.65% which reflects the effect of issuance cost.

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

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.6 months as of December 31, 2005), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)

	December 31, 2005	December 31, 2004
Assets	$42,507,741	$29,212,402
Adjustments:
Net unrealized loss on Purchased ARM Assets	537,510	177,337
Net unrealized gain on Hedging Instruments	(393,583)	(108,278)
ARM Loans Collateralizing CDOs	(10,396,961)	(6,720,810)
Cap Agreements	(54,241)	(35,952)

Adjusted assets	$32,200,466	$22,524,699

Shareholders’ equity	$2,207,086	$1,789,184
Adjustments:
Accumulated other comprehensive loss	147,517	90,715
Equity supporting CDOs:
CDOs	10,254,334	6,645,598
ARM Loans Collateralizing CDOs	(10,396,961)	(6,720,810)
Cap Agreements	(54,241)	(35,952)

	(196,868)	(111,164)
Senior Notes	305,000	305,000
Subordinated Notes	190,000	—

Adjusted shareholders’ equity	$2,652,735	$2,073,735

Adjusted equity-to-assets ratio	8.24%	9.21%

GAAP equity-to-assets ratio	5.19%	6.12%

Ratio of historical equity-to-historical assets	5.76%	6.67%

Ratio of long-term capital to historical assets	6.68%	7.46%

Estimated total risk-based capital /risk-weighted assets	21.33%	24.38%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $27.6 billion instead of the $42.5 billion of assets owned as of December 31, 2005. In part, we are able to carry those additional assets by financing a portion of our ARM

Assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in accumulated other comprehensive income (loss). This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio is higher than the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

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

The fourth alternative capital utilization measurement is a calculation of our estimated total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our core and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized”.

Equity Transactions

In March 2005, we completed a public offering of 2,000,000 shares of 8% Series C Cumulative Redeemable Preferred Stock and received net proceeds of $48.3 million. The Preferred Stock is redeemable, in whole or in part, beginning on March 22, 2010 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Preferred Stock may also be redeemed under limited circumstances to preserve our REIT status prior to March 22, 2010. We are not required to redeem the shares. The Preferred Stock has no stated maturity date and is not convertible into Common Stock.

During 2005, we issued an additional 2,525,000 shares of Preferred Stock in public offerings and received net proceeds of $60.6 million.

In June 2005, we completed a public offering of 4,000,000 shares of Common Stock and received net proceeds of $117.3 million.

During 2005, we issued 1,762,700 shares of Common Stock and 104,800 shares of Preferred Stock through at-market transactions under controlled equity offering programs and received net proceeds of $49.7 million and $2.5 million, respectively.

During 2005, we issued 7,107,946 shares of Common Stock under the DRSPP and received net proceeds of $196.2 million.

Off-Balance Sheet Commitments

As of December 31, 2005, we had commitments to purchase or originate the following amounts of ARM Assets (in thousands):

ARM loans – bulk acquisitions	$1,439,573
ARM loans – correspondent originations	696,444
ARM loans – direct originations	38,452

$2,174,469

Contractual Obligations

As of December 31, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$23,390,079	$23,390,079	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000	—	—	—
CDOs (1)	10,254,334	18,680	50,869	80,685	10,104,100
Whole loan financing facilities	404,827	404,827	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	190,000	—	—	—	190,000
Payable for securities purchased	463,906	463,906	—	—	—

Total (2)	$39,998,146	$29,267,492	$50,869	$80,685	$10,599,100

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

Results of Operations - 2005 Compared to 2004 and 2003

The table below presents our net income and Basic and Diluted EPS for the years ended December 31, 2005, 2004 and 2003 (dollar amounts in thousands, except per share data):

	Year ended December 31,
	2005	2004	% Change	2003	% Change
Net income	$282,844	$232,564	21.6%	$176,504	31.8%
EPS (Basic)	$2.79	$2.80	(0.4)%	$2.73	2.6%
EPS (Diluted)	$2.79	$2.80	(0.4)%	$2.71	3.3%

The table below highlights the historical trend in the components of return on average common equity and the 10-year U.S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

Year Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Incentive Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Dec 31, 2003	23.39%	2.02%	1.15%	2.79%	(0.21)%	0.33%	17.31%	4.02%	13.29%
Dec 31, 2004	19.63%	1.30%	1.08%	2.31%	(0.64)%	0.00%	15.58%	4.27%	11.31%
Dec 31, 2005	17.47%	0.78%	1.07%	1.97%	(0.70)%	0.31%	14.04%	4.29%	9.75%

(1)	G & A expense excludes management and performance fees and is net of servicing income.

(2)	Other includes gain on ARM Assets, gain on Derivatives and provision for credit losses.

Our ROE declined slightly from the year ended 2004 to 2005 primarily due to increased competition for mortgage assets, increased hedging activity as interest rates rose, the continuing effect of a portion of our portfolio being hedged with Cap Agreements instead of Swap Agreements and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base. ROE declined from 2003 to 2004 primarily due to a decline in our Portfolio Margin resulting from spread compression related to our Traditional ARM Assets and an increase in our hedging position to reduce our exposure to rising interest rates on our Hybrid ARM Assets. This decline was partially offset by the sale of ARM securities, lower G & A expense levels and a lower provision for loan losses recorded during 2004 than in 2003.

The following table presents the components of our net interest income for the years ended December 31, 2005, 2004 and 2003:

Comparative Net Interest Income Components

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Coupon interest income on ARM Assets	$1,600,166	$979,251	$621,456
Amortization of net premium	(93,478)	(52,646)	(35,076)
Cash and cash equivalents	4,646	2,888	3,235

Interest income	1,511,334	929,493	589,615

Reverse repurchase agreements and Asset-backed CP	842,839	264,230	150,985
CDOs	285,465	94,111	18,873
Whole loan financing facilities	25,556	17,608	16,904
Senior Notes	24,536	21,299	10,798
Subordinated Notes	2,776	—	—
Hedging Instruments	(14,295)	238,546	158,102

Interest expense	1,166,877	635,794	355,662

Net interest income	$344,457	$293,699	$233,953

Net interest income per share	$3.47	$3.54	$3.69

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest:

Average Balance and Effective Rate Table

(Dollar amounts in thousands)

	Year ended December 31,
	2005		2004		2003
	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-Earning Assets:
ARM Assets (1)	$34,068,174	4.42%	$23,302,960	3.98%	$14,266,035	4.11%
Cash and cash equivalents	88,625	4.24	242,480	1.19	300,460	1.08

	34,156,799	4.42	23,545,440	3.95	14,566,495	4.05

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	24,143,329	3.49	16,542,207	1.60	11,247,005	1.34
Plus: Cost of Hedging Instruments (2)		(0.13)		1.28		1.40

Hedged reverse repurchase agreements and Asset-backed CP		3.36		2.88		2.74

CDOs	7,262,611	3.93	4,422,241	2.13	1,151,669	1.64
Plus: Cost of Hedging Instruments (2)		0.23		0.58		0.04

Hedged CDOs		4.16		2.71		1.68

Whole loan financing facilities	617,018	4.14	792,488	2.22	850,356	1.99
Senior and Subordinated Notes	342,017	7.99	256,378	8.31	126,862	8.51

	32,364,975	3.61	22,013,314	2.89	13,375,892	2.66

Net Interest-Earning Assets and Spread	$1,791,824	0.81%	$1,532,126	1.06%	$1,190,603	1.39%

Yield on Net Interest-Earning Assets (3)		1.01%		1.25%		1.61%

(1)	Effective rate includes impact of amortizing ARM Asset net premium.

(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $32.0 billion, $19.6 billion and $12.5 billion as of December 31, 2005, 2004 and 2003, respectively, and Cap Agreements with notional balances of $970.3 million, $1.3 billion and $1.4 billion as of December 31, 2005, 2004 and 2003, respectively.

(3)	Yield on Net Interest Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table on page 42 and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Year ended December 31, 2005 versus 2004			Year ended December 31, 2004 versus 2003
	Rate	Volume	Total	Rate	Volume	Total
Interest Income:
ARM Assets	$103,983	$476,099	$580,082	$(19,113)	$359,339	$340,226
Cash and cash equivalents	8,287	(6,528)	1,759	344	(690)	(346)

	112,270	469,571	581,841	(18,769)	358,649	339,880

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	79,991	255,663	335,654	15,335	152,498	167,833
CDOs	63,377	118,091	181,468	11,988	89,106	101,094
Whole loan financing facilities	15,216	(7,268)	7,948	1,991	(1,286)	705
Senior and Subordinated Notes	(825)	6,838	6,013	(258)	10,760	10,502

	157,759	373,324	531,083	29,056	251,078	280,134

Net interest income	$(45,489)	$96,247	$50,758	$(47,825)	$107,571	$59,746

Net interest income increased $50.8 million from 2004 to 2005. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during 2005 compared to 2004 increased net interest income in the amount of $96.2 million. The average balance of our interest-earning assets was $34.2 billion during 2005, compared to $23.5 billion during 2004 — an increase of 45.1%. As a result of the yield on our interest-earning assets increasing to 4.42% during 2005 from 3.95% during 2004, an increase of 47 BPs, and our cost of funds increasing to 3.61% from 2.89% during the same period, an increase of 72 BPs, there was a net unfavorable rate variance of $45.5 million.

Net interest income increased $59.7 million from 2003 to 2004. This increase in net interest income is also composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during 2004 compared to 2003 increased net interest income in the amount of $107.6 million. The average balance of our interest-earning assets was $23.5 billion during 2004, compared to $14.6 billion during 2003 — an increase of 61.6%. As a result of the yield on our interest-earning assets decreasing to 3.95% during 2004 from 4.05% during 2003, a decrease of 10 BPs, and our cost of funds increasing to 2.89% from 2.66% during the same period, an increase of 23 BPs, there was a net unfavorable rate variance of $47.8 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable year end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(Dollar amounts in millions)

Year Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest- Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Dec 31, 2003	$14,566	4.56%	0.51%	4.05%	2.66%	1.39%	1.61%
Dec 31, 2004	$23,545	4.32%	0.37%	3.95%	2.89%	1.06%	1.25%
Dec 31, 2005	$34,157	4.77%	0.35%	4.42%	3.61%	0.81%	1.01%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the year.

(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM Assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

Year Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Dec 31, 2003	0.32%	0.14%	0.05%	0.46%
Dec 31, 2004	0.29%	0.07%	0.01%	0.36%
Dec 31, 2005	0.33%	0.03%	(0.01)%	0.35%

(1)	Other includes the impact of interest-earning cash and cash equivalents and restricted cash.

As of December 31, 2005, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 34.6% of our portfolio of ARM Assets or $14.3 billion. During 2005 and 2004, we recorded loan loss provisions totaling $1.2 million and $1.4 million, respectively, to reserve for estimated credit losses on ARM Loans.

During 2005, we purchased securitized loans in the amount of $4.7 billion. At December 31, 2005 and 2004, our Purchased Securitized Loans totaled $6.8 billion and $3.5 billion, respectively. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. We recorded non-accretable discounts of $6.6 million related to securities purchased during 2005. As of December 31, 2005 and 2004, we had total non-accretable discounts of $11.6 million and $6.5 million, respectively, on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of December 31, 2005, 34 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $7.3 million. We have not experienced any credit losses to date on Purchased Securitized Loans that we have acquired.

We recorded a net gain of $6.4 million on Derivatives during 2005, which consisted of a gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions. We recorded a gain of $8.6 million on the sale of $1.8 billion of ARM Assets during 2005. We realized a net loss on Derivatives of $2.1 million during 2004, which consisted of a net loss of $4.9 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net gain of $49,000 on Pipeline Hedging Instruments and a $3.3 million realized gain on the termination of Swap Agreements. We recorded a gain of $13.1 million on the sale of $1.4 billion of ARM Assets during 2004.

As a REIT, we must (i) distribute at least 85% of our taxable income by the end of each calendar year and (ii) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration. Therefore, we generally pass through substantially all of our earnings in the form of dividends to shareholders without paying federal or state income tax at the corporate level. As of December 31, 2005, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. During 2005, 100% of our dividends distributed were characterized as a distribution of ordinary income. The following table provides a reconciliation between our earnings as reported based on GAAP and our REIT taxable income (which is a non-GAAP measurement) before our common dividend deduction:

Reconciliation of Reported Net Income to REIT Taxable Net Income

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Net income before income taxes	$276,741	$233,039	$176,504
Hedging Instruments, net	3,489	(9,986)	(2,363)
Long-term incentive plan expense	3,458	6,482	9,923
Provision for credit losses, net	1,212	1,436	479
Loss (gain) on purchase loan commitments	958	9,922	(2,317)
Taxable REIT subsidiary income	30	2,341	—
Issuance of CDOs	(260)	1,842	821
Other	(267)	(913)	(117)
Payments under long-term incentive plan	(670)	(832)	(1,029)
Dividend on Preferred Stock	(4,174)	—	(3,340)
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	(82)	(312)
REIT taxable net income available to common shareholders	$280,517	$243,249	$178,249

REIT taxable net income available to common shareholders per share	$2.83	$2.93	$2.81

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

Year Ended	Management Fee & Other Expenses/ Average Assets	TMHL Operations/ Average Assets	Performance Fee/ Average Assets	Total G & A Expense/ Average Assets
Dec 31, 2003	0.17%	0.06%	0.19%	0.42%
Dec 31, 2004	0.12%	0.05%	0.15%	0.32%
Dec 31, 2005	0.09%	0.05%	0.11%	0.25%

The most significant increases to our operating expenses in 2005 compared to 2004 were the $4.9 million increase in base management fees paid to the Manager, the $4.8 million increase in expenses related to expanded operations of TMHL and the $4.3 million increase in the performance-based fee that the Manager earned as a result of our achieving an ROE in excess of the threshold as defined in the Management Agreement. The increased expenses were partially offset by the $3.3 million decrease in the expenses associated with our long-term incentive awards due to the decrease in our stock price. Our ROE prior to the effect of the performance-based fee of $38.9 million for 2005 was 16.01%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.29%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for 2005, which includes the effect of the performance-based fee of $38.9 million, was 14.04%.

The most significant increases to our operating expenses in 2004 compared to 2003 were the $6.7 million increase in the performance-based management fee, the $4.7 million increase in base management fees and the $3.9 million increase in expenses related to expanded operations of TMHL. Our ROE prior to the effect of the performance-based fee of $34.6 million for 2004 was 17.86%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.27%. Our GAAP ROE for 2004, which includes the effect of the performance-based fee of $34.6 million, was 15.58%.

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

As a financial institution that has only U.S. -dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years–a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2005. The other three scenarios assume interest rates are instantaneously 100 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of December 31, 2005.

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

Net Portfolio Effective Duration

December 31, 2005

	Base Case		Parallel -100 BPs		Parallel +100 BPs		Parallel +200 BPs
Assets:
Traditional ARMs	0.58	Years	0.41	Years	0.79	Years	1.00	Years
Hybrid ARMs	2.27		1.59		2.78		3.09

Total ARM Assets	2.13		1.50		2.63		2.92

Borrowings and hedges	(2.04)		(2.02)		(2.04)		(2.03)

Net Portfolio Effective Duration	0.24	Years	(0.09	) Years	0.51	Years	0.68	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a Ten Year U.S. Treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.9, 2.8 and 1.8 years respectively.

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

At December 31, 2005, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and a commensurate slowdown in prepayment speeds as interest rates rise, was 12.6%, (1.0)% and (12.0)%, respectively, of projected net income for the twelve months ended December 31, 2006. All of these earnings projections, together with undistributed taxable income at December 31, 2005, result in taxable income that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our

ARM Assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM Assets. Additionally, interest rates on Traditional ARM Assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At December 31, 2005, 7.42% of our ARM Assets were Traditional ARM Assets subject to periodic caps. Our ARM Assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of December 31, 2005, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of December 31, 2005, we believe that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts from regulation entities that are “primarily engaged” in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” In order to maintain our exempt status under the Investment Company Act, current SEC staff interpretations require that at least 55% of our assets must consist of Qualifying Interests, as such term has been defined by the SEC staff. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the captions “Interest Rate Risk Management,” beginning on page 33 and “Market Risks” and “Effects of Interest Rate Changes” set forth on pages 47 through 49 in this Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon are set forth on pages F-1 through F-30 in this Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive, Chief Operating and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2005. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm which also audited our consolidated financial statements included in our annual report on Form 10-K, as stated in their report which appears on pages F-3 and F-4.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

The Code of Conduct applies to all of the Manager’s employees and all of our officers and directors. The Code of Conduct is available on our website at www.thornburgmortgage.com under the “Investors – Corporate Governance” section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

Thornburg Mortgage, Inc.

150 Washington Avenue, Suite 302

Santa Fe, New Mexico 87501;

or by phoning us at 1-888-898-8698.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that apply to any of our directors or officers.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003; and

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

3.1.2	Form of Articles Supplementary (incorporated herein by reference to Exhibit 3.1.2 filed on January 17, 1997 with the registrant’s registration statement on Form 8-A)

3.1.3

Articles of Amendment to Articles of Incorporation dated April 27, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report for the quarter ended March 31, 2000)

3.1.4

Form of Articles Supplementary for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

3.1.5

Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report for the quarter ended March 31, 2002)

3.1.6

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

3.1.7

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2.3 filed on August 2, 2004 with the registrant’s registration statement on Form S-3)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

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

4.3.1

Shareholder Rights Agreement dated January 25, 2001 (incorporated herein by reference to Exhibit 10.8 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

4.3.2

Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (incorporated herein by reference to Exhibit 10.9 filed on August 23, 2002 with the registrant’s registration statement on Form S-3)

4.4

Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed on May 28, 2003 with the registrant’s current report on Form 8-K)

4.4.1

First Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed on May 28, 2003 with the registrant’s current report on Form 8-K)

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed on December 19, 2003 with the registrant’s registration statement on Form S-4)

4.6	Form of Global Note (incorporated herein by reference to Exhibit 4.8 filed on November 24, 2004 with the registrant’s current report on Form 8-K)

4.7

Form of Preferred Stock Certificate for 8% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.7 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

4.8

Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of September 28, 2005 (incorporated herein by reference to Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K)

4.9	Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K)

4.10

Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of December 22, 2005 (incorporated herein by reference to Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K)

4.11	Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K)

10.1

Amended and Restated Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.1 filed on August 9, 2004 with the registrant’s quarterly report for the quarter ended June 30, 2004)

Exhibit Number	Exhibit Description
10.2	Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to the registrant’s registration statement on Form S-3, filed on September 16, 2005)

10.3	Form of Limited Stock Repurchase Plan (incorporated herein by reference to Exhibit 10.9 filed on August 12, 2002 with the registrant’s quarterly report for the quarter ended June 30, 2002)

10.4

Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003 (incorporated herein by reference to Exhibit 10.9 filed on March 20, 2003 with the registrant’s annual report on Form 10-K for the year ended December 31, 2002)

10.4.1

Amendment No. 1 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of October 21, 2003 (incorporated herein by reference to Exhibit 10.4.1 filed on March 3, 2004 with the registrant’s annual report on Form 10-K for the year ended December 31, 2003)

10.4.2

Amendment No. 2 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of April 20, 2004 (incorporated herein by reference to Exhibit 10.4.2 filed on May 7, 2004 with the registrant’s quarterly report for the quarter ended March 31, 2004)

10.4.3

Amendment No. 3 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 25, 2005 (incorporated herein by reference to Exhibit 10.4.3 filed on March 2, 2005 with the registrant’s annual report on Form 10-K for the year ended December 31, 2004)

10.4.4	Amendment No. 4 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 24, 2006*

10.5

Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the registrant, dated as of June 30, 2004 (incorporated herein by reference to Exhibit 10.9 filed on August 9, 2004 with the registrant’s quarterly report for the quarter ended June 30, 2004)

10.6

Amended and Restated Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the registrant, dated as of December 28, 2005 (incorporated herein by reference to Exhibit 10.6 filed on January 4, 2006 with the registrant’s current report on Form 8-K)

21.1	List of Subsidiaries of the registrant*

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2005)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

Exhibit Number	Exhibit Description
31.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Being filed herewith.

**	Being furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC. (Registrant)

Dated: March 6, 2006	/s/ Garrett Thornburg
Garrett Thornburg Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2006	/s/ Larry A. Goldstone
Larry A. Goldstone President and Chief Operating Officer (authorized officer of registrant)

Dated: March 6, 2006	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board of Directors, Director and Chief Executive Officer	March 6, 2006
Garrett Thornburg

/s/ Larry A. Goldstone	President, Director and Chief Operating Officer	March 6, 2006
Larry A. Goldstone

/s/ Clarence G. Simmons, III	Senior Executive Vice President and Chief Financial Officer	March 6, 2006
Clarence G. Simmons, III

/s/ Joseph H. Badal	Senior Executive Vice President, Director and Chief Lending Officer	March 6, 2006
Joseph H. Badal

/s/ Anne-Drue M. Anderson	Director	March 6, 2006
Anne-Drue M. Anderson

/s/ David A. Ater	Director	March 6, 2006
David A. Ater

/s/ Eliot R. Cutler	Director	March 6, 2006
Eliot R. Cutler

/s/ Michael B. Jeffers	Director	March 6, 2006
Michael B. Jeffers

/s/ Ike Kalangis	Director	March 6, 2006
Ike Kalangis

/s/ Owen M. Lopez	Director	March 6, 2006
Owen M. Lopez

/s/ Francis I. Mullin III	Director	March 6, 2006
Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 6, 2006
Stuart C. Sherman

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2005

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

Capitalized terms not otherwise defined in the financial

statements below shall have the definitive meaning assigned

to them in the Glossary at the end of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

We have completed integrated audits of Thornburg Mortgage, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, CA

March 6, 2006

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS

ARM Assets:
Purchased ARM Assets:
ARM securities, net	$20,295,504	$15,130,510
Purchased Securitized Loans, net	6,839,004	3,525,535

Purchased ARM Assets	27,134,508	18,656,045

ARM Loans:
Securitized ARM Loans, net	3,310,717	2,899,985
ARM Loans Collateralizing CDOs, net	10,396,961	6,720,810
ARM loans held for securitization, net	641,843	466,221

ARM Loans	14,349,521	10,087,016

ARM Assets	41,484,029	28,743,061
Cash and cash equivalents	147,228	112,622
Restricted cash and cash equivalents	26,982	30,737
Hedging Instruments	493,074	144,230
Accrued interest receivable	230,479	118,273
Other assets	125,949	63,479

	$42,507,741	$29,212,402

LIABILITIES

Reverse repurchase agreements	$23,390,079	$14,248,939
Asset-backed CP	4,990,000	4,905,000
CDOs	10,254,334	6,645,598
Whole loan financing facilities	404,827	285,555
Senior Notes	305,000	305,000
Subordinated Notes	190,000	—
Hedging Instruments	71,085	26,027
Payable for securities purchased	463,906	815,915
Accrued interest payable	107,541	44,109
Dividends payable	73,132	62,495
Accrued expenses and other	50,751	84,580

	40,300,655	27,423,218

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $115,745; 7,230,000 and 0 shares authorized, 4,630,000 and 0 shares issued and outstanding, respectively	111,535	—
Common Stock: par value $0.01 per share; 492,748,000 and 499,978,000 shares authorized, 104,775,000 and 91,904,000 shares issued and outstanding, respectively	1,048	919
Additional paid-in-capital	2,235,435	1,872,487
Accumulated other comprehensive loss	(147,517)	(90,715)
Retained earnings	6,585	6,493

	2,207,086	1,789,184

	$42,507,741	$29,212,402

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Interest income from ARM Assets and cash equivalents	$1,511,334	$929,493	$589,615
Interest expense on borrowed funds	(1,166,877)	(635,794)	(355,662)

Net interest income	344,457	293,699	233,953

Servicing income, net	11,791	6,263	1,883
Gain on sale of ARM Assets, net	8,567	13,096	5,100
Gain (loss) on Derivatives, net	6,376	(2,132)	212

Net non-interest income	26,734	17,227	7,195

Provision for credit losses	(1,212)	(1,436)	(3,137)
Management fee	(21,021)	(16,170)	(11,510)
Performance fee	(38,862)	(34,611)	(27,897)
Long-term incentive awards	(6,447)	(9,788)	(9,923)
Other operating expenses	(20,805)	(15,882)	(12,177)

Net income before income taxes	282,844	233,039	176,504
Income taxes		(475)	—

NET INCOME	$282,844	$232,564	$176,504

Net income	$282,844	$232,564	$176,504
Dividends on Preferred Stock	(6,103)	—	(3,340)

Net income available to common shareholders	$276,741	$232,564	$173,164

Basic earnings per common share:
Net income	$2.79	$2.80	$2.73

Average number of shares outstanding	99,187	83,001	63,485

Diluted earnings per common share:
Net income	$2.79	$2.80	$2.71

Average number of shares outstanding	99,187	83,001	65,217

Dividends declared per common share	$2.72	$2.66	$2.49

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2005

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stock Sales	Retained Earnings/ (Deficit)	Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$65,805	$528	$878,929	$(105,254)	$(7,437)	$471		$833,042
Comprehensive income:
Net income						176,504	$176,504	176,504
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(86,803)			(86,803)	(86,803)
Hedging Instruments:
Fair value adjustment, net of amortization				49,279			49,279	49,279

Comprehensive income							$138,980

Issuance of Common Stock		184	431,918					432,102
Conversion of Preferred Stock to Common Stock	(65,805)	28	65,777					—
Interest and principal payments on notes receivable from stock sales			255		7,437			7,692
Dividends declared on Preferred Stock - $1.21 per share						(3,340)		(3,340)
Dividends declared on Common Stock - $2.49 per share						(169,372)		(169,372)

Balance, December 31, 2003	—	740	1,376,879	(142,778)	—	4,263		1,239,104
Comprehensive income:
Net income						232,564	$232,564	232,564
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(134,023)			(134,023)	(134,023)
Hedging Instruments:
Fair value adjustment, net of amortization				186,086			186,086	186,086

Comprehensive income							$284,627

Issuance of Common Stock		179	495,608					495,787
Dividends declared on Common Stock - $2.66 per share						(230,334)		(230,334)

Balance, December 31, 2004	—	919	1,872,487	(90,715)	—	6,493		1,789,184
Comprehensive income:
Net income						282,844	$282,844	282,844
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(360,173)			(360,173)	(360,173)
Hedging Instruments:
Fair value adjustment, net of amortization				303,371			303,371	303,371

Comprehensive income							$226,042

Issuance of Preferred Stock	111,535							111,535
Issuance of Common Stock		129	362,948					363,077
Dividends declared on Preferred Stock - $1.63 per share						(6,103)		(6,103)
Dividends declared on Common Stock - $2.72 per share						(276,649)		(276,649)

Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$—	$6,585		$2,207,086

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net income	$282,844	$232,564	$176,504
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	99,298	61,680	43,487
Gain on sale of ARM Assets, net	(8,567)	(13,096)	(5,100)
(Gain) loss on Derivatives, net	(6,376)	2,132	(212)
Provision for credit losses	1,212	1,436	3,137
Change in assets and liabilities:
Accrued interest receivable	(112,206)	(44,571)	(26,267)
Other assets	(62,470)	(28,078)	(7,631)
Accrued interest payable	63,432	17,995	8,880
Accrued expenses and other	(33,829)	53,196	16,865

Net cash provided by operating activities	223,338	283,258	209,663

Investing Activities:
ARM securities:
Purchases	(13,050,467)	(10,653,406)	(8,861,316)
Proceeds on sales	1,849,829	1,420,269	300,738
Principal payments	5,373,090	4,970,293	4,711,256
Purchased Securitized Loans:
Purchases	(4,653,594)	(3,042,591)	(1,601,149)
Principal payments	1,205,318	810,042	270,138
Securitized ARM Loans:
Principal payments	616,230	759,341	1,239,278
ARM Loans Collateralizing CDOs:
Principal payments	1,927,916	817,320	365,202
ARM loans held for securitization:
Purchases and originations	(6,842,893)	(4,405,014)	(5,317,478)
Principal payments	36,525	68,254	55,337
Termination of interest rate swap agreements	—	3,331	—

Net cash used in investing activities	(13,538,046)	(9,252,161)	(8,837,994)

Financing Activities:
Net reverse repurchase agreements borrowings	9,141,140	322,081	5,501,129
Net borrowings from Asset-backed CP	85,000	4,905,000	—
CDO borrowings	5,778,697	4,575,340	3,537,585
CDO paydowns	(2,169,961)	(1,065,746)	(678,953)
Net whole loan financing facilities borrowings (paydowns)	119,272	(83,789)	(219,738)
Net proceeds from issuance of Senior Notes	—	52,682	250,738
Net proceeds from issuance of Subordinated Notes	190,000	—	—
Receipts (payments) on Eurodollar contracts	4,087	(5,977)	2,112
Proceeds from Common Stock issued, net	363,077	495,787	432,102
Proceeds from Preferred Stock issued, net	111,535	—	—
Dividends paid	(272,115)	(215,189)	(157,898)
Payments on notes receivable from stock sales	—	—	7,692
Purchase of interest rate cap agreements	(5,173)	(4,893)	(31,692)
Net increase in restricted cash and cash equivalents	3,755	20,863	22,803

Net cash provided by financing activities	13,349,314	8,996,159	8,665,880

Net increase in cash and cash equivalents	34,606	27,256	37,549
Cash and cash equivalents at beginning of period	112,622	85,366	47,817

Cash and cash equivalents at end of period	$147,228	$112,622	$85,366

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

The Company’s wholly-owned mortgage loan origination and acquisition subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), conducts the Company’s mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL acquires mortgage loans through three channels: correspondent lending, retail originations and bulk acquisitions. TMHL finances the loans through whole loan financing facilities and pools loans for securitization which are then either sold to its parent or issued as debt to third-parties.

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

Recently adopted accounting pronouncements

In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. In November 2005, the FASB decided not to provide additional guidance and issued a final FASB Staff Position that would be applied prospectively to reporting periods beginning after

December 15, 2005. The adoption of the FASB Staff Position has not had a material effect on the financial condition, results of operations, or liquidity of the Company.

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

In August 2005, the FASB issued exposure drafts titled “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” Management does not believe that the proposed requirements of the exposure drafts would have a material effect on the financial condition, results of operations, or liquidity of the Company.

In September 2005, the FASB issued an exposure draft titled, “Earnings per Share, an amendment of FASB Statement No. 128” to clarify guidance for mandatorily convertible instruments, treasury stock, contracts that may be settled in cash or shares, and contingently issuable shares. Because the Company does not have any of these instruments or contracts, management believes the exposure draft will have no impact on the Company’s financial statements.

In January 2006, the FASB issued an exposure draft titled, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” If approved, the proposed standard would provide an option under which an entity may irrevocably elect to report certain financial assets and financial liabilities at fair value. Companies would be permitted to make the election on a contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the item. Under the fair value option, changes in the fair value of each financial asset or financial liability would be reflected in earnings as those changes occur. Until the final standard is approved and the full scope is established, management is not able to assess the impact, if any, that the adoption of the standard may have on its financial position or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the financial condition, results of operations, or liquidity of the Company.

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

Swap Agreements and Eurodollar Transactions have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements and Eurodollar Transactions. When the Company enters into a Swap Agreement, it agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company has two-way collateral agreements protecting its credit exposure to Swap Agreement counterparties. The Company also enters into Eurodollar Transactions in order to fix the interest rate on its forecasted three-month LIBOR-based liabilities. When the Company enters into a Eurodollar Transaction, it incurs an unrealized gain if the applicable interest rate index subsequently rises or an unrealized loss if the applicable interest rate index subsequently declines. The amortization of the unrealized gain or unrealized loss over the hedged period when combined with the variable cost of the short-term debt is expected to result in a fixed interest cost over the life of the Eurodollar Transaction.

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

The net unrealized loss on the Company’s ARM Loans of $11.2 million at December 31, 2005 and the net unrealized gain of $64.6 million at December 31, 2004 are not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Income taxes

The Company, excluding TMHL and its subsidiaries, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal or state income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL and each of its subsidiaries made the election to be taxable REIT subsidiaries as of the close of business on May 31, 2004 and, as such, are subject to both federal and state corporate income tax after that date.

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

Income taxes for the year ended December 31, 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. Income taxes for the period June 1, 2004 to December 31, 2004 totaled $474,500 and are reflected on the Consolidated Income Statements. The primary difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relates to MSRs capitalized for financial statement purposes. The related deferred liability is immaterial at December 31, 2005 and 2004 and is included in Accrued expenses and other on the Consolidated Balance Sheets.

The Company declared a $0.68 common dividend on December 14, 2005, which was paid in January 2006. This dividend will be taken as a dividend deduction on the Company’s 2005 income tax return and is therefore taxable dividend income for common shareholders for 2005.

Net EPS

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on preferred stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share.

Following is information about the computation of the EPS data for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands except per share data):

	Net Income	Shares	EPS
2005
Basic and Diluted EPS, net income available to common shareholders	$276,741	99,187	$2.79

2004
Basic and Diluted EPS, net income available to common shareholders	$232,564	83,001	$2.80

2003
Net income	$176,504
Less preferred stock dividend	(3,340)

Basic EPS, net income available to common shareholders	173,164	63,485	$2.73

Effect of dilutive securities:
Convertible preferred stock	3,340	1,732

Diluted EPS	$176,504	65,217	$2.71

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

Note 2. ARM Assets

The following table presents the Company’s ARM Assets as of December 31, 2005 and 2004 (dollar amounts in thousands):

December 31, 2005

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$20,433,994	$6,942,452	$3,300,677	$10,370,356	$631,543	$41,679,022
Net unamortized premium	243,967	52,450	17,440	29,704	4,286	347,847
Loan loss reserves	—	—	(7,400)	(3,099)	(250)	(10,749)
Non-accretable discounts	(236)	(11,315)	—	—	—	(11,551)
Net unrealized gain on purchase loan commitments	—	—	—	—	6,264	6,264
Principal payment receivable	10,688	18	—	—	—	10,706

Amortized cost, net	20,688,413	6,983,605	3,310,717	10,396,961	641,843	42,021,539
Gross unrealized gains	4,761	2,242	13,331	57,180	1,707	79,221
Gross unrealized losses	(397,670)	(146,843)	(64,462)	(18,431)	(515)	(627,921)

Fair value	$20,295,504	$6,839,004	$3,259,586	$10,435,710	$643,035	$41,472,839

Carrying value	$20,295,504	$6,839,004	$3,310,717	$10,396,961	$641,843	$41,484,029

December 31, 2004

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$15,042,206	$3,511,745	$2,894,025	$6,683,216	$464,569	$28,595,761
Net unamortized premium	228,731	46,861	10,844	39,351	2,095	327,882
Loan loss reserves	—	—	(7,427)	(1,757)	(250)	(9,434)
Non-accretable discounts	(552)	(5,926)	—	—	—	(6,478)
Net unrealized loss on purchase loan commitments	—	—	—	—	(193)	(193)
Principal payment receivable	10,311	6	2,543	—	—	12,860

Amortized cost, net	15,280,696	3,552,686	2,899,985	6,720,810	466,221	28,920,398
Gross unrealized gains	15,044	4,788	8,367	90,018	1,062	119,279
Gross unrealized losses	(165,230)	(31,939)	(32,928)	(120)	(1,847)	(232,064)

Fair value	$15,130,510	$3,525,535	$2,875,424	$6,810,708	$465,436	$28,807,613

Carrying value	$15,130,510	$3,525,535	$2,899,985	$6,720,810	$466,221	$28,743,061

The Company realized a gain of $8.6 million on the sale of $1.8 billion of ARM Assets during the year ended December 31, 2005. The Company realized a gain of $13.1 million on the sale of $1.4 billion of ARM Assets during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company securitized $1.3 billion of its ARM loans into a series of private-label multi-class ARM securities and retained all of the resulting securities for its ARM Loan portfolio. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. As of December 31, 2005 and 2004, the Company held $3.3 billion and $2.9 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the year ended December 31, 2005, the Company securitized $5.8 billion of its ARM loans into three CDOs. On a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $196.3 million of the resulting securities for its ARM Loan portfolio and placed $5.6 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of December 31, 2005 and 2004, the Company held $10.4 billion and $6.7 billion, respectively, of ARM loans as collateral for CDOs.

During the year ended December 31, 2005, the Company acquired Purchased Securitized Loans in the amount of $4.7 billion. At December 31, 2005 and 2004, the Company’s Purchased Securitized Loans totaled $6.8 billion and $3.5 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has the credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. The Company recorded non-accretable discounts of $6.6 million related to securities purchased during the year ended December 31, 2005. As of December 31, 2005 and 2004, the Company had total non-accretable discounts of $11.6 million and $6.5 million, respectively, on its Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount. As of December 31, 2005, 34 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $7.3 million. During the years ended December 31, 2005 and 2004, the Company reclassified $1.5 million and $485,000, respectively, from non-accretable discount to accretable discount.

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 733 individual securities have been in a continuous unrealized loss position, at December 31, 2005 (amounts in thousands):

Unrealized Losses on Purchased ARM Assets as of December 31, 2005

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$590,914	$(9,971)	$1,157,628	$(29,849)	$1,748,542	$(39,820)
AAA/Aaa rating	15,364,941	(234,368)	8,026,533	(249,004)	23,391,474	(483,372)
AA/Aa rating	279,451	(4,582)	113,293	(9,802)	392,744	(14,384)
A rating	151,063	(3,047)	19,448	(531)	170,511	(3,578)
BBB/Baa rating	54,281	(1,304)	21,639	(992)	75,920	(2,296)
BB/Ba rating and below	18,568	(816)	3,376	(247)	21,944	(1,063)

Total	$16,459,218	$(254,088)	$9,341,917	$(290,425)	$25,801,135	$(544,513)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, unrealized losses are not considered to be other than temporary impairments. As presented in Note 7, during the year ended December 31, 2005, the net unrealized loss of $177.3 million on Purchased ARM Assets at December 31, 2004, increased by $360.2 million to a net unrealized loss of $537.5 million. During the same period in 2005, the net unrealized gain on Hedging Instruments at December 31, 2004, of $86.6 million increased by $303.4 million to a net unrealized gain of $390.0 million, for a combined increase in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $56.8 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of December 31, 2005 and 2004 (dollar amounts in thousands):

December 31, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	4	$1,230	0.01%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	12	9,998	0.07	0.02

	16	$11,228	0.08%	0.02%

December 31, 2004
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	1	$5,000	0.05%	0.02%
90 days or more	2	517	0.01	0.00
In bankruptcy and foreclosure	5	2,165	0.02	0.01

	8	$7,682	0.08%	0.03%

During 2005 and 2004, the Company recorded loan loss provisions totaling $1.2 million and $1.4 million, respectively, to reserve for estimated credit losses on ARM Loans bringing its total loan loss reserve to $10.7 million and $9.4 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Loans with interest only features have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its underwriting guidelines are sufficient to mitigate any perceived risk. Interest only loans represent 98.1% and 89.1% of ARM loans at December 31, 2005 and December 31, 2004, respectively.

MSRs capitalized upon the securitization of $7.0 billion and $4.6 billion of ARM loans during 2005 and 2004, respectively, totaled $30.7 million and $16.4 million, respectively. MSRs of $45.3 million, net of amortization of $6.0 million during 2005, are included in Other assets on the Consolidated Balance Sheets at December 31, 2005. MSRs of $20.6 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2004. At December 31, 2005, the fair value of the MSRs of $56.1 million exceeded their cost basis in each risk stratum. The Company recorded no impairment on its MSRs during 2005.

As of December 31, 2005, the Company had commitments to purchase or originate the following amounts of ARM Assets (in thousands):

ARM loans – bulk acquisitions	$1,439,573
ARM loans – correspondent originations	696,444
ARM loans – direct originations	38,452

$2,174,469

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of December 31, 2005 and 2004, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $32.0 billion and $19.6 billion, respectively. In addition, as of December 31, 2005, the Company had entered into delayed Swap Agreements with notional balances totaling $2.3 billion that become effective between January 2006 and October 2006 and are also accounted for as cash flow hedges as of December 31, 2005. These delayed Swap Agreements have been entered into to hedge the forecasted financing of the Company’s ARM Assets. As of December 31, 2005, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.1 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 3.79% and 3.04% at December 31, 2005 and 2004, respectively.

The net unrealized gain on Swap Agreements at December 31, 2005 of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2004, the net unrealized gain of $108.1 million included Swap Agreements with gross unrealized gains of $129.4 million and gross unrealized losses of $21.3 million. As of December 31, 2005, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $399.9 million. Over the next twelve months, $59.8 million of these net unrealized gains are expected to be realized.

As of December 31, 2005 and 2004, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing CDOs had remaining aggregate net notional amounts of $970.3 million and $1.3 billion, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at December 31, 2005 and 2004 was $19.5 million and $14.8 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005 and 2004, unrealized losses on these Cap Agreements of $9.9 million and $21.1 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following December 31, 2005, a $647,000 gain related to Cap Agreements is expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 3.64%. During the year ended December 31, 2005, the Company received payments of $1.5 million related to these Cap Agreements. The Cap Agreements had an average maturity of 2.9 years as of December 31, 2005 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM Assets such that the Net Effective Duration is less than one year. At December 31, 2005, the financing and hedging of the Company’s Hybrid ARM Assets resulted in a Net Effective Duration of approximately 0.24 years while the financing and hedging of all of the Company’s ARM Assets also resulted in a Net Effective Duration of approximately 0.24 years. This suggests a low degree of portfolio price change given small changes in interest rates, and implies that the Company’s cash flow and earning characteristics should be relatively stable as interest rates change. The Company recorded ineffectiveness on Hybrid ARM Hedging Instruments of $14,000 during 2005.

Interest expense includes net receipts on Hybrid ARM Hedging Instruments of $14.3 million for the year ended December 31, 2005. Interest expense for 2004 and 2003 includes net payments on Hybrid ARM Hedging Instruments of $238.5 million and $158.1 million, respectively.

Pipeline Hedging Instruments

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments was a net unrealized loss of $2.0 million at both December 31, 2005 and 2004 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $1.9 billion and $688.0 million at December 31, 2005 and 2004, respectively.

The Company recorded a net gain of $6.4 million on Derivatives during the year ended December 31, 2005. This gain consisted of a net gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions. The Company recorded a net loss of $2.1 million on Derivatives during the year ended December 31, 2004. This loss consisted of a net loss of $4.9 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net gain of $49,000 on Pipeline Hedging Instruments and a $3.3 million realized gain on the termination of Swap Agreements.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of December 31, 2005, had borrowed funds from 18 of these firms. Because the Company borrows money under these agreements based on the fair value of its ARM Assets, and because changes in interest rates can negatively impact the valuation of ARM Assets, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s ARM Assets declines for other reasons.

As of December 31, 2005, the Company had $23.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 4.43% and a weighted average remaining maturity of 3.0 months. As of December 31, 2004, the Company had $14.2 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 2.49% and a weighted average remaining maturity of 3.6 months. As of December 31, 2005, $22.1 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from five to twelve months. The interest rates of these term reverse repurchase agreements are indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $24.5 billion, including accrued interest, collateralized the reverse repurchase agreements at December 31, 2005.

At December 31, 2005, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$6,103,974
31 to 89 days	5,129,677
90 to 365 days	12,156,428

$23,390,079

Asset-backed CP

On June 30, 2004, the Company established an Asset-backed CP facility, which provides an alternative way to finance the Company’s high quality ARM Assets. The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are currently rated P-1 by Moody’s Investors Services, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. In December 2005 the Asset-backed CP facility was increased from $5 billion to $10 billion. As of December 31, 2005, the Company had $5.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 4.38% and a weighted average remaining maturity of 18 days.

As of December 31, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $5.3 billion, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of December 31, 2005, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,192,660	4.72%
Capped floating-rate financing (2)	5,448,989	4.73%
Fixed-rate financing (3)	3,612,685	4.33%

Total	$10,254,334	4.59%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $5.4 billion as of December 31, 2005.

(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.6 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $900.0 million and fixed-rate financing of $1.1 billion as of December 31, 2005.

As of December 31, 2005, the CDOs were collateralized by ARM loans with a principal balance of $10.4 billion. The debt matures between 2033 and 2045 and is callable by the Company at par either in a fixed period or once the total balance of the loans collateralizing the debt is reduced to 20% of the original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of December 31, 2005, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to this committed borrowing capacity the Company has an uncommitted borrowing capacity of $650 million. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of December 31, 2005, the Company had $404.8 million borrowed against these whole loan financing facilities at an effective rate of 5.04%. As of December 31, 2004, the Company had $285.6 million borrowed against whole loan financing facilities at an effective rate of 3.36%. The amount borrowed on the whole loan financing facilities at December 31, 2005 was collateralized by ARM loans with a carrying value of $417.1 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at December 31, 2005.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at December 31, 2005. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received a premium of $3.6 million related to the notes offering, which is being amortized over the remaining expected life of the Senior Notes. At December 31, 2005 and 2004, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.3 million and $304.2 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance cost and premium received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of December 31, 2005, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

In 2005, TMHL issued $190.0 million in Subordinated Notes. TMA is a guarantor of the Subordinated Notes. The Subordinated Notes bear interest at a weighted average fixed rate of 7.41% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.60% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and January 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $5.7 million, which will be amortized over the remaining expected life of the Subordinated Notes.

At December 31, 2005, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs, was $184.2 million and had an effective cost of 7.65% which reflects the effect of issuance costs.

TMHL’s Subordinated Note obligations contain non-financial covenants. As of December 31, 2005, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $1.1 billion, $612.2 million and $340.1 million for 2005, 2004 and 2003 respectively.

Contractual Obligations

As of December 31, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$23,390,079	$23,390,079	$—	$—	$—
Asset-backed CP	4,990,000	4,990,000	—	—	—
CDOs (1)	10,254,334	18,680	50,869	80,685	10,104,100
Whole loan financing facilities	404,827	404,827	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	190,000	—	—	—	190,000
Payable for securities purchased	463,906	463,906	—	—	—

Total (2)	$39,998,146	$29,267,492	$50,869	$80,685	$10,599,100

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

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 (dollar amounts in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$20,295,504	$20,295,504	$15,130,510	$15,130,510
Purchased Securitized Loans	6,839,004	6,839,004	3,525,535	3,525,535
Securitized ARM Loans	3,310,717	3,259,586	2,899,985	2,875,424
ARM Loans Collateralizing CDOs	10,396,961	10,435,710	6,720,810	6,810,708
ARM loans held for securitization	641,843	643,035	466,221	465,436
Hedging Instruments	493,074	493,074	144,230	144,230

Liabilities:
Reverse repurchase agreements	$23,390,079	$23,390,079	$14,248,939	$14,248,939
Asset-backed CP	4,990,000	4,990,000	4,905,000	4,905,000
CDOs	10,254,334	10,222,064	6,623,641	6,640,932
Whole loan financing facilities	404,827	404,827	285,555	285,555
Senior Notes	305,000	300,425	304,173	324,825
Subordinated Notes	190,000	190,000	—	—
Hedging Instruments	71,085	71,085	26,027	26,027

As of December 31, 2005, the Company had no off-balance sheet credit risk.

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

During 2005, the Company issued 1,762,700 shares of Common Stock and 104,800 shares of Preferred Stock through at-market transactions under controlled equity offering programs and received net proceeds of $49.7 million and $2.5 million, respectively.

During 2004, the Company issued 7,093,000 shares of Common Stock through at-market transactions under controlled equity offering programs and received net proceeds of $198.0 million.

During 2005 and 2004, the Company issued 7,107,946 and 6,826,010 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $196.2 million and $187.8 million, respectively.

As of December 31, 2005, $1.2 billion of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized gains (losses) on Purchased ARM Assets	Unrealized (losses) gains on Hedging Instruments	Accumulated other comprehensive income
Balance, December 31, 2002	$43,489	$(148,743)	$(105,254)
Net change	(86,803)	49,279	(37,524)

Balance, December 31, 2003	(43,314)	(99,464)	(142,778)
Net change	(134,023)	186,086	52,063

Balance, December 31, 2004	(177,337)	86,622	(90,715)
Net change	(360,173)	303,371	(56,802)

Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)

The following table (dollar amounts in thousands) presents the changes for net unrealized holdings gains (losses) and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in OCI.

	Year ended December 31,
	2005	2004	2003
Unrealized gains (losses) on Purchased ARM Assets:
Net unrealized holdings losses arising during the period	$(351,584)	$(121,524)	$(84,969)
Reclassification adjustment for net gains included in income	(8,589)	(12,499)	(1,834)

Net change	$(360,173)	$(134,023)	$(86,803)

Unrealized gains (losses) on Hedging Instruments:
Net unrealized holdings gains (losses) arising during the period	$311,998	$(53,184)	$(116,842)
Reclassification adjustment for net (gains) losses included in income	(8,627)	239,270	166,121

Net change	$303,371	$186,086	$49,279

The net unrealized loss on the Company’s ARM Loans of $11.2 million at December 31, 2005 and the net unrealized gain of $64.6 million at December 31, 2004 are not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of December 31, 2005, there were 1,658,772 DERs outstanding, all of which were vested, and 1,224,290 PSRs outstanding, of which 1,073,367 were vested. The Company recorded an expense associated with DERs and PSRs of $6.4 million, $9.8 million and $9.9 million during 2005, 2004 and 2003, respectively. Of the expense recorded in 2005, $6.9 million was associated with dividend equivalents paid on DERs and PSRs and $2.4 million related to the amortization of unvested PSRs. This expense was partially offset by the impact of the decrease in the Common Stock price on the value of the PSRs of $2.9 million which was recorded as a fair value adjustment.

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

During the years ended December 31, 2005, 2004 and 2003, the Company reimbursed the Manager $10.4 million, $8.9 million and $6.5 million, respectively, for expenses in accordance with the terms of the Management Agreement. As of December 31, 2005 and 2004, $611,000 and $488,000, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred base management fees of $21.0 million, $16.2 million and $11.5 million, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2005 and 2004, $1.9 million and $1.5 million, respectively, was payable by the Company to the Manager for the base management fee.

For the years ended December 31, 2005, 2004 and 2003, the Manager earned performance-based compensation in the amount of $38.9 million, $34.6 million and $27.9 million, respectively. As of December 31, 2005 and 2004, $8.7 million and $9.3 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate and on lender fees. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate being subject to cancellation at the time such participant’s employment is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers of the Company are not eligible for the employee discount. As of December 31, 2005, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $42.8 million, had a weighted average interest rate of 4.46%, and maturities ranging between 2030 and 2036.

Note 10. Subsequent Events

In January 2006, the Company securitized $1.9 billion of its ARM loans into a CDO and placed 96% of the resulting securities with third-party investors.

Note 11. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share amounts):

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash	$472,337	$400,118	$330,909	$307,970
Interest expense on borrowed funds	(384,023)	(307,941)	(250,021)	(224,892)

Net interest income	88,314	92,177	80,888	83,078

Servicing income, net	4,090	2,076	3,021	2,604
Gain on sale of ARM Assets	999	—	5,923	1,645
Gain (loss) on Derivatives, net	3,425	(147)	1,776	1,322

Net non-interest income	8,514	1,929	10,720	5,571

Provision for credit losses	(249)	(374)	(180)	(409)
Management fee	(5,649)	(5,621)	(5,045)	(4,706)
Performance fee	(8,733)	(10,315)	(9,779)	(10,035)
Long-term incentive awards	(3,560)	1,764	(3,222)	(1,429)
Other operating expenses	(5,819)	(5,520)	(4,852)	(4,614)

Net income	72,818	74,040	68,530	67,456
Dividends on Preferred Stock	(2,316)	(2,273)	(1,414)	(100)

Net income available to common shareholders	$70,502	$71,767	$67,116	$67,356

Basic and diluted EPS	$0.68	$0.70	$0.70	$0.72

Average number of common shares outstanding – Basic and diluted	104,157	102,758	96,565	93,173

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash	$276,643	$239,826	$217,342	$195,682
Interest expense on borrowed funds	(198,168)	(168,098)	(143,435)	(126,093)

Net interest income	78,475	71,728	73,907	69,589

Servicing income, net	1,868	1,927	1,514	954
Gain on sale of ARM Assets	2,085	7,849	—	3,162
Gain (loss) on Derivatives, net	1,780	(3,091)	(1,045)	224

Net non-interest income	5,733	6,685	469	4,340

Provision for credit losses	(291)	(322)	(391)	(432)
Management fee	(4,423)	(4,184)	(3,936)	(3,627)
Performance fee	(9,280)	(8,517)	(8,480)	(8,334)
Long-term incentive awards	(2,107)	(3,530)	344	(4,495)
Other operating expenses	(4,359)	(3,831)	(4,015)	(3,677)
Income taxes	(475)	—	—	—

Net income available to common shareholders	$63,273	$58,029	$57,898	$53,364

Basic and diluted EPS	$0.71	$0.69	$0.71	$0.70

Average number of common shares outstanding – Basic and diluted	89,271	84,643	81,373	76,631

SCHEDULE – Mortgage Loans on Real Estate

Column A, Description: The Company’s whole loan portfolio at December 31, 2005, which consisted only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A			Column B	Column C	Column G	Column H
Description (4)
Range of Carrying Amounts of Mortgages		Number of Loans	Interest Rate	Maturity Date	Carrying Amount of Mortgages (1) (3)	Principal Amount of Loans Delinquent as to Principal and Interest (5)
ARM Loans:
	$0 - 250	2,679	2.63 – 8.38	8/1/06 - 9/1/44	$411,346	$373
	251 - 500	2,482	2.75 – 7.13	12/1/13 - 11/1/44	901,022	565
	501 - 750	1,001	2.50 – 6.88	6/1/13 - 8/1/44	612,246	—
	751 - 1,000	527	3.13 – 7.00	10/1/22 - 10/1/42	472,398	—
	over 1,000	527	2.88 – 7.38	9/1/22 - 8/1/45	908,305	1,650

		7,216			3,305,317	2,588

Hybrid ARM Loans:
	0 - 250	6,059	2.75 – 9.13	11/1/18 - 6/1/45	961,453	456
	251 - 500	6,580	2.70 – 7.75	8/1/18 - 12/1/45	2,513,063	785
	501 - 750	3,528	3.00 – 6.88	9/1/17 - 12/1/45	2,151,420	514
	751 - 1,000	1,744	3.00 – 6.75	2/1/32 - 10/1/45	1,557,523	—
	over 1,000	2,263	2.75 – 7.38	9/1/18 - 9/1/45	3,813,800	5,655

		20,174			10,997,259	7,410

Premium					51,430
Allowance for Losses (2)					(10,749)
Principal Payments Receivable					—

		27,390			$14,343,257	$9,998

Notes:

(1)	Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2002	$3,683,731
Additions during 2003:
Loan purchases	5,317,478
Cost of securitizing loans	3,457

5,320,935
Deductions during 2003:
Collections of principal	1,653,520
Allocation of cost of mortgage loans transferred to MSRs	9,363
Provision for credit losses	3,137
Cost of mortgage loans transferred to real estate-owned properties	140
Amortization of premium	7,763

1,673,923

Balance at December 31, 2003	7,330,743
Additions during 2004:
Loan purchases	4,405,014

Deductions during 2004:
Collections of principal	1,621,428
Allocation of cost of mortgage loans transferred to MSRs	16,402
Provision for credit losses	1,436
Cost of mortgage loans transferred to real estate-owned properties	268
Amortization of premium	6,486
Change in fair value of purchase lock commitments	736

1,646,756

Balance at December 31, 2004	10,089,001
Additions during 2005:
Loan purchases	6,842,893
Amortization of discount	565
Change in fair value of purchase lock commitments	6,457

6,849,915
Deductions during 2005:
Collections of principal	2,562,959
Allocation of cost of mortgage loans transferred to MSRs	30,661
Provision for credit losses	1,315
Cost of mortgage loans transferred to real estate-owned properties	724

2,595,659

Balance at December 31, 2005	$14,343,257

(2)	The provision for losses is based on management’s assessment of probable credit loss based on various factors.

Reconciliation of loss reserve:
Balance at December 31, 2002	$100
Provision for losses	3,137
Transfer from basis adjustment upon reclassification of ARM securities to securitized ARM loans	4,756

Balance at December 31, 2003	7,993
Provision for losses	1,441

Balance at December 31, 2004	9,434
Provision for losses	1,315

Balance at December 31, 2005	$10,749

(3)	Cost for Federal income taxes is the same.

(4)	The geographic distribution of the Company’s whole loan portfolio at December 31, 2005 was as follows:

California	5,942	$4,364,391
New York	1,572	1,193,161
Florida	2,548	1,091,841
Georgia	2,862	1,007,733
Colorado	1,757	1,006,653
New Jersey	960	544,648
Virginia	1,257	526,765
Connecticut	441	388,606
South Carolina	894	352,646
North Carolina	808	330,428
Massachusetts	517	325,166
New Mexico	762	289,565
Texas	758	286,214
Pennsylvania	538	280,287
Illinois	615	264,820
Other states, less than 673 loans each	5,159	2,049,652
Premium		51,430
Allowance for losses		(10,749)
Principal Payments
Receivable		—

TOTAL	27,390	$14,343,257

(5)	Delinquent 90 days or more.

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

“ARM Assets” means all of the Company’s ARM Loans and Purchased ARM Assets comprised of Traditional ARM Assets and Hybrid ARM Assets.

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

“Asset-backed CP” means asset-backed commercial paper, which provides an alternative way to finance our high quality ARM Assets portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets.

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

“Hybrid ARMs” or “Hybrid ARM Assets” means ARM Loans and Purchased ARM Assets that have a fixed interest rate for an initial period of three to ten years, after which they convert to Traditional ARM Assets for their remaining terms to maturity.

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

“Mortgage Exchange Program” means the program where borrowers can choose to take equity out of their homes, select another ARM loan product, extend the fixed-rate period of their loan, modify to a current interest rate or change to an interest-only payment option by paying a small flat fee.

“MSRs” means mortgage servicing rights.

“Net Effective Duration” means the Effective Duration of assets minus the Effective Duration of borrowings and Hedging Instruments.

“OCI” means the Company’s accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

“Other Investments” means assets that are (i) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans that are rated at least Investment Grade at the time of purchase, (ii) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A quality” standards and acquired for the purpose of future securitization, (iii) fixed-rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties, (iv) real estate properties acquired as a result of foreclosing on our ARM Loans, or (v) as authorized by the Board of Directors, ARM Assets rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as Purchased Securitized Loans, and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis. Other Investments may not comprise more than 30% of our total assets.

“Pay Option ARM” means a Traditional ARM Asset that typically has an initial payment based on a below market interest rate, has no interest rate change cap, offers an annual maximum payment cap of 7.5% and offers borrowers the ability to select a payment amount with the understanding that if a payment is selected that is less than a fully indexed rate the shortfall will be added to the principal balance of the loan until the loan balance increases to 115% of the original loan balance, at which time the loan is recast to fully amortize over the remaining term of the loan.

“Pipeline Hedging Instruments” means Eurodollar Transactions that we use to limit interest rate risk associated with commitments to purchase ARM loans.

“Plan” means TMA’s Amended and Restated 2002 Long-Term Incentive Plan, as amended.

“Portfolio Margin” means yield on net interest earning assets.

“Preferred Stock” means the 8% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share, issued by TMA.

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

“Qualifying Interests” means “mortgages and other liens on and interests in real estate,” as such term has been defined by SEC staff. Under current SEC staff interpretations, we must maintain at least 55% of our assets directly in Qualifying Interests.

“Rating Agencies” means Standard & Poor’s Corporation and Moody’s Investors Service, Inc.

“REIT” means real estate investment trust as defined in the Code.

“REMIC” means real estate mortgage investment conduit which is an entity that holds a fixed pool of mortgages and issues multiple classes of interests in itself to investors as defined in the Code.

“Return on Equity” or “ROE” means the quotient obtained by dividing our annualized net income by our Average Net Worth.

“Service” means the Internal Revenue Service.

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

“SPE” means special purpose entity.

“Subordinated Notes” means the floating rate junior subordinated notes, issued by TMHL and guaranteed by TMA.

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

“TMHL” means Thornburg Mortgage Home Loans, Inc., a wholly-owned mortgage loan origination and acquisition subsidiary of TMA.

“Traditional ARMs” or “Traditional ARM Assets” means ARM Loans and Purchased ARM Assets that have interest rates that reprice in a year or less.