Form 10-Q
period 2006-03-31
THORNBURG MORTGAGE INC
filed 2006-05-09
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Common Stock ($.01 par value) 111,885,382 as of May 4, 2006

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollar amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$20,643,079	$20,295,504
Purchased Securitized Loans, net	7,526,878	6,839,004

Purchased ARM Assets	28,169,957	27,134,508

ARM Loans:
Securitized ARM Loans, net	3,187,893	3,310,717
ARM Loans Collateralizing CDOs, net	12,736,433	10,396,961
ARM loans held for securitization, net	676,070	641,843

ARM Loans	16,600,396	14,349,521

ARM Assets	44,770,353	41,484,029
Cash and cash equivalents	209,060	147,228
Restricted cash and cash equivalents	11,776	26,982
Hedging Instruments	709,193	493,074
Accrued interest receivable	268,000	230,479
Other assets	165,362	125,949

	$46,133,744	$42,507,741

LIABILITIES
Reverse repurchase agreements	$23,544,752	$23,390,079
Asset-backed CP	6,307,000	4,990,000
CDOs	12,553,347	10,254,334
Whole loan financing facilities	515,340	404,827
Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000
Hedging Instruments	105,024	71,085
Payable for securities purchased	—	463,906
Accrued interest payable	134,019	107,541
Dividends payable	1,998	73,132
Accrued expenses and other liabilities	53,474	50,751

	43,759,954	40,300,655

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $119,870 and $115,745, respectively; 7,230,000 shares authorized, 4,795,000 and 4,630,000 shares issued and outstanding, respectively	115,589	111,535
Common Stock: par value $0.01 per share; 492,748,000 shares authorized, 107,546,000 and 104,775,000 shares issued and outstanding, respectively	1,075	1,048
Additional paid-in-capital	2,307,173	2,235,435
Accumulated other comprehensive loss	(126,662)	(147,517)
Retained earnings	76,615	6,585

	2,373,790	2,207,086

	$46,133,744	$42,507,741

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest income from ARM Assets and cash equivalents	$523,756	$307,970
Interest expense on borrowed funds	(435,135)	(224,892)

Net interest income	88,621	83,078

Servicing income, net	4,118	2,604
Gain (loss) on ARM Assets, net	(214)	1,645
Gain on Derivatives, net	6,482	1,322

Net non-interest income	10,386	5,571

Provision for credit losses	(500)	(409)
Management fee	(5,803)	(4,706)
Performance fee	(9,063)	(10,035)
Long-term incentive awards	(3,320)	(1,429)
Other operating expenses	(7,900)	(4,614)

NET INCOME	$72,421	$67,456

Net income	$72,421	$67,456
Dividends on Preferred Stock	(2,350)	(100)

Net income available to common shareholders	$70,071	$67,356

Earnings per common share:
Net income	$0.66	$0.72

Average number of shares outstanding	106,243	93,173

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$72,421	$67,456
Other comprehensive income:
Unrealized losses on securities:
Net unrealized losses arising during the period	(155,219)	(145,964)
Reclassification adjustment for net gains included in income	—	(1,645)

Net change in unrealized losses on securities	(155,219)	(147,609)

Unrealized gains on Hedging Instruments:
Net unrealized gains arising during the period	229,838	173,724
Reclassification adjustment for net (gains) losses included in income	(53,764)	26,823

Net change in unrealized gains on Hedging Instruments	176,074	200,547

Other comprehensive income	20,855	52,938

Total comprehensive income	$93,276	$120,394

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2006 and 2005

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					67,456	67,456
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(147,609)		(147,609)
Hedging Instruments:
Fair value adjustment				200,547		200,547
Issuance of Common Stock		27	75,432			75,459
Issuance of Preferred Stock	48,344					48,344
Dividends declared on Preferred Stock - $0.05 per share					(100)	(100)

Balance, March 31, 2005	$48,344	$946	$1,947,919	$(37,777)	$73,849	$2,033,281

Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					72,421	72,421
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(155,219)		(155,219)
Hedging Instruments:
Fair value adjustment				176,074		176,074
Issuance of Common Stock		27	71,738			71,765
Issuance of Preferred Stock	4,054					4,054
Dividends declared on Preferred Stock - $0.50 per share					(2,391)	(2,391)

Balance, March 31, 2006	$115,589	$1,075	$2,307,173	$(126,662)	$76,615	$2,373,790

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$72,421	$67,456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	24,507	19,904
Loss (gain) on ARM Assets, net	214	(1,645)
Gain on Derivatives, net	(6,482)	(1,322)
Provision for credit losses	500	409
Change in assets and liabilities:
Accrued interest receivable	(37,521)	(25,072)
Other assets	(39,413)	(3,953)
Accrued interest payable	26,478	20,988
Accrued expenses and other liabilities	2,723	(39,795)

Net cash provided by operating activities	43,427	36,970

Investing activities:
ARM securities:
Purchases	(1,896,247)	(2,073,744)
Proceeds on sales	—	279,496
Principal payments	909,648	1,190,026
Purchased Securitized Loans:
Purchases	(933,043)	(1,413,319)
Principal payments	245,169	192,880
Securitized ARM loans:
Principal payments	62,027	138,374
ARM Loans Collateralizing CDOs:
Principal payments	482,645	312,839
ARM loans held for securitization:
Purchases and originations	(2,803,249)	(1,175,438)
Principal payments	3,143	4,983

Net cash used in investing activities	(3,929,907)	(2,543,903)

Financing activities:
Net borrowings from reverse repurchase agreements	154,673	2,827,581
Net borrowings from Asset-backed CP	1,317,000	85,000
CDO borrowings	2,774,201	—
CDO paydowns	(475,188)	(368,921)
Net borrowings (paydowns) on whole loan financing facilities	110,513	(178,370)
Net proceeds from issuance of Subordinated Notes	50,000	—
Receipts (payments) on Eurodollar contracts	1,832	(2,074)
Proceeds from Common Stock issued, net	71,765	75,459
Proceeds from Preferred Stock issued, net	4,087	48,344
Dividends paid	(73,558)	(62,495)
Purchase of interest rate cap agreements	(2,219)	—
Net decrease (increase) in restricted cash	15,206	(3,009)

Net cash provided by financing activities	3,948,312	2,421,515

Net increase (decrease) in cash and cash equivalents	61,832	(85,418)
Cash and cash equivalents at beginning of period	147,228	112,622

Cash and cash equivalents at end of period	$209,060	$27,204

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2005 Annual Report on Form 10-K.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMHL and TMHS. Thornburg Mortgage Funding Corporation II and Thornburg Mortgage Acceptance Corporation II ceased operations on December 31, 2005 and were dissolved on March 27, 2006. TMD and TMCR are wholly-owned qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMHL and TMHS are wholly-owned taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Accounting changes and other accounting developments

On January 1, 2006, the Company adopted SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards and to record subsequent changes in the fair value of the awards in current period earnings. Since the Company has accounted for its long-term incentive awards on this basis since inception of the Plan, the adoption had no impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company adopted SFAS 156 on January 1, 2006 and has not recognized any servicing assets or liabilities in connection with its securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value.

In January 2006, the FASB issued an exposure draft titled, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” If approved, the proposed standard would provide an option under which an entity may irrevocably elect to report certain financial assets and financial liabilities at fair value. Companies would be permitted to make the election on a contract-by-contract basis at the time each contract is initially recognized in the financial statements or upon an event that gives rise to a new basis of accounting for the item. Under the fair value option, changes in the fair value of each financial asset or financial liability would be reflected in earnings as those changes occur. Until the final standard is approved and the full scope is established, the Company is not able to assess the impact, if any, that the adoption of the standard may have on its financial position or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In the context of SFAS 155, hybrid financial instruments refers to financial instruments that contain embedded derivatives. The Company’s Hybrid ARM Assets and Hybrid ARM Hedging Instruments are not hybrid financial instruments in the context of SFAS 155. In general, SFAS 155 will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS 133. Management does not believe that SFAS 155 will have a material effect on the Company’s financial condition, results of operations, or liquidity.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amounts of cash equivalents approximate their respective fair values.

Restricted cash

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for reverse repurchase agreements, Asset-backed CP and Hedging Instruments. The carrying amounts of restricted cash and cash equivalents approximate their respective fair values.

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

In accordance with SFAS 140 loan securitizations resulting in Securitized ARM Loans and ARM Loans Collateralizing CDOs are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

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

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs and MSR amortization, is recorded as Servicing income, net on the Consolidated Income Statements.

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

Credit risk and reserve for loan losses

The Company’s Purchased Securitized Loans comprise all classes of third-party ARM loan securitizations (including the classes rated less than Investment Grade). Like the Company’s own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. When the Company acquires all classes of third-party ARM loan securitizations, some of the classes are below Investment Grade and the purchase price of those securities generally includes a discount for probable credit losses. This discount is recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a reduction in earnings.

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

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM Loans, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (loss) on Derivatives, net on the Consolidated Income Statements.

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

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 8. Since inception of the Plan in 2002, the Company has accounted for all awards at fair value on the grant date and recorded subsequent changes in the fair value of the awards in current period earnings. The PSRs issued under the Plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock. The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense over the vesting period. Dividend-equivalent payments on DERs and vested and unvested PSRs granted on or before October 20, 2003 are recognized as compensation expense in the period in which they are declared. PSRs granted after October 20, 2003 do not earn a dividend-equivalent until they are vested.

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

The net unrealized losses on the Company’s ARM Loans of $59.2 million and $11.2 million at March 31, 2006 and December 31, 2005, respectively, are not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost.

Income taxes

The Company, excluding TMHL and TMHS, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax.

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

Income taxes for the quarter ended March 31, 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The only significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes and TMHL’s net operating loss carryforward from 2004 and 2005. Management has established a valuation allowance against the net deferred tax assets at March 31, 2006.

Net earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three-month periods ended March 31, 2006 and 2005 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended March 31, 2006
EPS, income available to common shareholders	$70,071	106,243	$0.66

Three Months Ended March 31, 2005
EPS, income available to common shareholders	$67,356	93,173	$0.72

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of March 31, 2006 and December 31, 2005 (in thousands):

March 31, 2006

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$20,903,344	$7,670,745	$3,179,720	$12,704,601	$673,631	$45,132,041
Net unamortized premium	225,263	66,310	15,558	35,446	4,243	346,820
Loan loss reserves	—	—	(7,385)	(3,614)	(250)	(11,249)
Non-accretable discounts	(236)	(15,015)	—	—	—	(15,251)
Net unrealized gain on purchase loan commitments	—	—	—	—	(1,554)	(1,554)
Principal payment receivable	12,274	3	—	—	—	12,277

Amortized cost, net	21,140,645	7,722,043	3,187,893	12,736,433	676,070	45,463,084
Gross unrealized gains	2,400	3,594	15,089	18,710	1,218	41,011
Gross unrealized losses	(499,966)	(198,759)	(85,472)	(7,187)	(1,575)	(792,959)

Fair value	$20,643,079	$7,526,878	$3,117,510	$12,747,956	$675,713	$44,711,136

Carrying value	$20,643,079	$7,526,878	$3,187,893	$12,736,433	$676,070	$44,770,353

December 31, 2005

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$20,433,994	$6,942,452	$3,300,677	$10,370,356	$631,543	$41,679,022
Net unamortized premium	243,967	52,450	17,440	29,704	4,286	347,847
Loan loss reserves	—	—	(7,400)	(3,099)	(250)	(10,749)
Non-accretable discounts	(236)	(11,315)	—	—	—	(11,551)
Net unrealized loss on purchase loan commitments	—	—	—	—	6,264	6,264
Principal payment receivable	10,688	18	—	—	—	10,706

Amortized cost, net	20,688,413	6,983,605	3,310,717	10,396,961	641,843	42,021,539
Gross unrealized gains	4,761	2,242	13,331	57,180	1,707	79,221
Gross unrealized losses	(397,670)	(146,843)	(64,462)	(18,431)	(515)	(627,921)

Fair value	$20,295,504	$6,839,004	$3,259,586	$10,435,710	$643,035	$41,472,839

Carrying value	$20,295,504	$6,839,004	$3,310,717	$10,396,961	$641,843	$41,484,029

The Company recorded an impairment charge to recognize management’s estimate of additional future losses inherent in its Purchased Securitized Loan portfolio and realized a loss of $214,000 on ARM Assets during the quarter ended March 31, 2006. The Company realized a gain of $1.6 million on the sale of $277.9 million of ARM Assets during the quarter ended March 31, 2005.

During the quarter ended March 31, 2006, the Company securitized $2.9 billion of ARM loans into two CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $101.6 million of the resulting securities for its ARM Loan portfolio and financed $2.8 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of March 31, 2006 and December 31, 2005, the Company held $12.7 billion and $10.4 billion, respectively, of ARM Loans Collateralizing CDOs. As of March 31, 2006 and December 31, 2005, the Company held $3.2 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the quarter ended March 31, 2006, the Company acquired $933.0 million of Purchased Securitized Loans. At March 31, 2006 and December 31, 2005, the Company’s Purchased Securitized Loans totaled $7.5 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exception from the Investment Company Act because the Company retains 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2006, 45 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $13.0 million. Activity in non-accretable discounts for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of period	$11,551	$6,478
Increase for securities purchased	3,975	1,863
Increase for expected future losses	214	—
Realized losses	(389)	—
Reclassifications to accretable discount	(100)	(350)

Balance at end of period	$15,251	$7,991

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 778 individual securities have been in a continuous unrealized loss position, at March 31, 2006 (in thousands):

Unrealized Losses on Purchased ARM Assets as of March 31, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$278,529	$(6,152)	$1,367,388	$(40,153)	$1,645,917	$(46,305)
AAA/Aaa rating	14,857,378	(242,170)	10,587,656	(380,146)	25,445,034	(622,316)
AA/Aa rating	470,568	(9,311)	73,858	(9,612)	544,426	(18,923)
A rating	193,149	(5,399)	19,095	(717)	212,244	(6,116)
BBB/Baa rating	82,230	(2,361)	21,189	(1,363)	103,419	(3,724)
BB/Ba rating and below	29,284	(1,112)	2,829	(229)	32,113	(1,341)

Total	$15,911,138	$(266,505)	$12,072,015	$(432,220)	$27,983,153	$(698,725)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the three-month period ended March 31, 2006, the net unrealized loss of $537.5 million on Purchased ARM Assets increased by $155.2 million to a net unrealized loss of $692.7 million. During the same three-month period in 2006, the net unrealized gain on Hedging Instruments of $390.0 million increased by $176.1 million to a net unrealized gain of $566.1 million, for a combined decrease in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $20.9 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

March 31, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	—	—	—	—
90 days or more	2	$320	0.00%	0.00%
In bankruptcy and foreclosure	13	10,082	0.06	0.02

	15	$10,402	0.06%	0.02%

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	4	$1,230	0.01%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	12	9,998	0.07	0.02

	16	$11,228	0.08%	0.02%

As of March 31, 2006, the Company owned three real estate properties as a result of foreclosing on delinquent loans in the amount of $661,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from these loans as well as losses inherent in the ARM Loan portfolio at March 31, 2006.

During the three months ended March 31, 2006 and 2005, the Company recorded loan loss provisions totaling $500,000 and $409,000, respectively, to reserve for estimated credit losses on ARM Loans, bringing its total loan loss reserve to $11.3 million and $9.8 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 89.3% and 88.9% of ARM loans at March 31, 2006 and December 31, 2005, respectively. Beginning in the first quarter of 2006, the Company also began acquiring Pay Option ARMs. The Company’s investment in Pay Option ARMs comprised 2.1% of ARM Assets at March 31, 2006 and is expected to increase to as much as 5% by December 31, 2006. Loans with interest only features and Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $2.9 billion of ARM loans during the three months ended March 31, 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs capitalized upon the securitization of $1.3 billion of ARM loans during the three months ended March 31, 2005 totaled $7.8 million. MSRs of $43.0 million, net of amortization of $2.2 million during the three months ended March 31, 2006, are included in other assets on the Consolidated Balance Sheets at March 31, 2006. MSRs of $45.3 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2005. At March 31, 2006, the fair value of the MSRs in each risk stratum exceeded their amortized cost basis.

As of March 31, 2006, the Company had commitments to purchase or originate the following amounts of ARM assets, net of fallout (in thousands):

ARM loans – correspondent originations	$802,346
ARM loans – direct originations	26,270

$828,616

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of March 31, 2006 and December 31, 2005, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $33.2 billion and $32.0 billion, respectively. In addition, as of March 31, 2006, the Company had entered into delayed Swap Agreements with notional balances totaling $5.3 billion that become effective between April 2006 and December 2006 and are also accounted for as cash flow hedges as of March 31, 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of the Company’s ARM asset purchase commitments at March 31, 2006. As of March 31, 2006, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 4.02% and 3.79% at March 31, 2006 and December 31, 2005, respectively.

The net unrealized gain on Swap Agreements at March 31, 2006 of $571.4 million included Swap Agreements with gross unrealized gains of $571.4 million and gross unrealized losses of $36,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005, the net unrealized gain of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million. As of March 31, 2006, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $570.9 million. In the twelve month period following March 31, 2006, $325.4 million of these net unrealized gains are expected to be realized.

As of March 31, 2006 and December 31, 2005, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing CDOs had remaining notional amounts of $898.6 million and $970.3 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at March 31, 2006 and December 31, 2005 was $22.2 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, the unrealized losses on these Cap Agreements of $4.8 million and $9.9 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following March 31, 2006, $2.0 million of net unrealized gains are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 3.65%. The Cap Agreements had an average maturity of 2.7 years as of March 31, 2006 and will expire between 2006 and 2013.

The Company hedges the funding of its Hybrid ARM Assets such that the Net Effective Duration is less than one year. At March 31, 2006, the financing and hedging of the Company’s Hybrid ARM Assets resulted in a Net Effective Duration of approximately 0.41 years while the financing and hedging of all of the Company’s ARM Assets resulted in a Net Effective Duration of approximately 0.39 years. This duration calculation is based on small changes in interest rates and suggests a low degree of portfolio price change implying that the Company’s cash flow and earnings characteristics should be relatively stable as interest rates change.

Interest expense for the quarter ended March 31, 2006 includes net receipts on Hybrid ARM Hedging Instruments of $57.1 million. Interest expense for the same period in 2005 includes net payments on Hybrid ARM Hedging Instruments of $25.8 million.

Pipeline Hedging Instruments

The Company enters into commitments to purchase loans through its correspondent and bulk channels. Purchase commitments that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at March 31, 2006 and December 31, 2005 was a net unrealized gain of $4.6 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $593.0 million and $1.9 billion at March 31, 2006 and December 31, 2005, respectively.

The Company recorded a net gain of $6.5 million on Derivatives during the quarter ended March 31, 2006. This gain consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $3.1 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company recorded a net gain of $1.3 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $7.1 million on Pipeline Hedging Instruments partially offset by a net loss of $5.8 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 24 different financial institutions, and as of March 31, 2006, had borrowed funds from 19 of these firms.

As of March 31, 2006, the Company had $23.5 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 4.83% and a weighted average remaining maturity of 3.1 months. As of December 31, 2005, the Company had $23.4 billion of reverse repurchase agreements outstanding with a weighted average borrowing rate of 4.43% and a weighted average remaining maturity of 3.0 months. As of March 31, 2006, $22.6 billion of the Company’s borrowings were variable-rate term reverse repurchase agreements with original maturities that range from five to twelve months. The interest rates of these term reverse repurchase agreements are generally indexed to either the one- or three-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $24.4 billion, including accrued interest, and cash totaling $5.0 million, collateralized the reverse repurchase agreements at March 31, 2006.

At March 31, 2006, the reverse repurchase agreements had the following remaining maturities (in thousands):

Within 30 days	$4,907,692
31 to 89 days	5,989,970
90 to 365 days	12,647,090

$23,544,752

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. In December 2005, the Asset-backed CP facility was increased from $5 billion to $10 billion. As of March 31, 2006 and December 31, 2005, the Company had $6.3 billion and $5.0 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 4.78% and 4.38%, respectively, and a weighted average remaining maturity of 23 days and 18 days, respectively.

As of March 31, 2006 and December 31, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $6.7 billion and $5.3 billion, respectively, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$2,057,316	5.05%
Capped floating-rate financing (2)	6,982,501	5.05%
Fixed-rate financing (3)	3,513,530	4.49%

Total	$12,553,347	4.89%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $7.0 million as of March 31, 2006.
(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.5 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $898.6 million and fixed-rate financing of $1.1 billion as of March 31, 2006.

As of March 31, 2006, the CDOs were collateralized by ARM loans with a principal balance of $12.7 billion. The debt matures between 2033 and 2046 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

Whole Loan Financing Facilities

As of March 31, 2006, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.1 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of March 31, 2006, the Company had $515.3 million borrowed against these whole loan financing facilities at an effective rate of 5.41%. As of December 31, 2005, the Company had $404.8 million borrowed against these whole loan financing facilities at an effective rate of 5.04%. The amount borrowed on the whole loan financing facilities at March 31, 2006 was collateralized by ARM loans with a carrying value of $530.5 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at March 31, 2006.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at March 31, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. The Senior Notes may also be redeemed under limited circumstances on or before May 15, 2006. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At March 31, 2006 and December 31, 2005, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premiums, was $304.3 million and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of March 31, 2006, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

In 2005, TMHL issued $190.0 million in Subordinated Notes. An additional $50.0 million in Subordinated Notes were issued in the first quarter of 2006. TMA is a guarantor of the Subordinated Notes. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.53% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At March 31, 2006 and December 31, 2005, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs, was $232.9 million and $184.2 million, respectively, and had an effective cost of 7.70% and 7.65%, respectively, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of March 31, 2006, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $402.2 million and $202.1 million for the quarters ended March 31, 2006 and 2005, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$20,643,079	$20,643,079	$20,295,504	$20,295,504
Purchased Securitized Loans	7,526,878	7,526,878	6,839,004	6,839,004
Securitized ARM Loans	3,187,893	3,117,510	3,310,717	3,259,586
ARM Loans Collateralizing CDOs	12,736,433	12,747,956	10,396,961	10,435,710
ARM loans held for securitization	676,070	675,713	641,843	643,035
Hedging Instruments	709,193	709,193	493,074	493,074

Liabilities:
Reverse repurchase agreements	$23,544,752	$23,544,752	$23,390,079	$23,390,079
Asset-backed CP	6,307,000	6,307,000	4,990,000	4,990,000
CDOs	12,553,347	12,354,156	10,254,334	10,222,064
Whole loan financing facilities	515,340	515,340	404,827	404,827
Senior Notes	305,000	305,000	305,000	300,425
Subordinated Notes	240,000	240,000	190,000	190,000
Hedging Instruments	105,024	105,024	71,085	71,085

As of March 31, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

During the three-month period ended March 31, 2006, the Company issued 1,059,200 shares of Common Stock and 165,000 shares of Preferred Stock through at-market transactions and received net proceeds of $27.6 million and $4.1 million, respectively, under a controlled equity offering program.

During the three-month period ended March 31, 2006, the Company issued 1,711,942 shares of Common Stock under the DRSPP and received net proceeds of $44.1 million.

As of March 31, 2006, $1.2 billion of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On December 14, 2005, the Company declared the fourth quarter 2005 dividend of $0.68 per share of Common Stock, which was paid in January 2006 to shareholders of record as of December 30, 2005.

On December 15, 2005, the Company declared the fourth quarter 2005 dividend of $0.50 per share of Preferred Stock, which was paid in January 2006 to shareholders of record as of December 30, 2005.

On March 15, 2006, the Company declared the first quarter 2006 dividend of $0.50 per share of Preferred Stock, which was paid on April 17, 2006 to shareholders of record as of March 31, 2006.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive (loss) gain
Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(147,609)	200,547	52,938

Balance, March 31, 2005	$(324,946)	$287,169	$(37,777)

Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	(155,219)	176,074	20,855

Balance, March 31, 2006	$(692,729)	$566,067	$(126,662)

The net unrealized loss on the Company’s ARM Loans of $59.2 million and $11.2 million at March 31, 2006 and December 31, 2005, respectively, is not included in accumulated other comprehensive income (loss) because, in accordance with GAAP, the ARM Loans are carried at their amortized cost basis.

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of March 31, 2006, there were 1,595,101 DERs outstanding, all of which were vested, and 1,209,987 PSRs outstanding, of which 1,075,026 were vested. The Company recorded expenses associated with DERs and PSRs of $3.3 million and $1.4 million for the quarters ended March 31, 2006 and 2005, respectively. The expense recorded in the first quarter of 2006 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $503,000 related to the amortization of unvested PSRs and $914,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded in the first quarter of 2005, $1.6 million was associated with dividend equivalents paid on DERs and PSRs and $577,000 related to the amortization of unvested PSRs, partially offset by $759,000 resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment.

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

During the quarters ended March 31, 2006 and 2005, the Company reimbursed the Manager $2.5 million and $1.6 million, respectively, for expenses in accordance with the terms of the Management Agreement. As of March 31, 2006 and 2005, $2.3 million and $1.7 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended March 31, 2006 and 2005, the Company incurred base management fees of $5.8 million and $4.7 million, respectively, in accordance with the terms of the Management Agreement. As of March 31, 2006 and 2005, $2.0 million and $1.6 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended March 31, 2006 and 2005, the Manager earned performance-based compensation in the amount of $9.1 million and $10.0 million, respectively. As of March 31, 2006 and 2005, $9.1 million and $10.0 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of March 31, 2006, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $47.4 million, had a weighted average interest rate of 4.64%, and maturities ranging between 2030 and 2036.

Note 10. Subsequent Events

On April 18, 2006, the Company declared the first quarter 2006 dividend of $0.68 per share of Common Stock, which is payable on May 16, 2006 to shareholders of record as of May 4, 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM Assets for our portfolio and manage them to achieve earnings and dividend stability as our primary objective, and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our four primary earnings growth strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise new common equity in order to grow our earnings and book value over time; (iii) to access alternative sources of long-term capital such as Preferred Stock and unsecured debt that provide an accretive return to Common Stock and (iv) to better use our existing capital base by pursuing non-recourse funding sources, relying less on reverse repurchase agreements and more on CDOs to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Despite continued highly competitive pricing, industry-wide origination decreases and a more aggressive approach to granting credit by other mortgage lenders, our loan originations totaled $1.4 billion in the first quarter, up 23% from the same period last year. Our mortgage origination volumes remain stable with $828.6 million of loans in the fallout-adjusted pipeline at March 31, 2006, most of which we expect will close in the second quarter of 2006. Our correspondent relationships have increased 27% year-over-year and we now have approximately 235 correspondent partners across the country.

We also continue to develop our operational capability so that we can begin to source loans through the mortgage broker channel. We believe this channel remains attractive as a source of higher yielding loans. We also believe our entry into the broker business on a fully paperless and internet-based basis will offer new levels of service within the industry. Leveraging the same strategy that has proven successful with correspondent lenders, including superior service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time.

We have also expanded our customer retention and referral program – The Thornburg Mortgage Exchange ProgramSM – as the earnings benefit of retaining an existing client is greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers can change the rate or other terms of their loans with a brief phone call and a small fee. Since 2002, we have exchanged 3,428 loans representing $1.9 billion. We have recently expanded this program so that, on a streamlined basis, our borrowers can now cash out some of the equity from their homes. Our growing loan servicing portfolio, or client base, which grew 28% over the year ago period to $9.9 billion, should be a great source for new loans in the future. This servicing portfolio now represents 18,880 customers.

As part of our acquisition strategy in the current environment, we also set a target to acquire and/or originate $4.0 billion in High Quality Pay Option ARMs in 2006. In the first quarter, we acquired and originated $951.0 million of these ARM loans, achieving 24% of our annualized goal. Spreads on these assets are wider than on standard Hybrid ARMs, which should enhance profitability going forward. We believe our underwriting capabilities and extensive experience with jumbo and super jumbo loans will allow us to prudently acquire these assets at better returns than are currently available through standard Hybrid ARM acquisitions. See additional discussion in the “Portfolio Strategies” section below.

Long-term Capital Growth. Our ability to increase long-term capital resulted in continued growth in asset acquisition activity and also helped us maintain our earnings during the first quarter of 2006. We raised $71.8 million of new common equity capital during the first quarter at an average net price of $25.90 per share. We also successfully raised unsecured debt by issuing $50.0 million of 7.68%, 30-year Subordinated Notes that are callable by us in five years. This new long-term capital will contribute to additional balance sheet and earnings growth in the future, principally through the acquisition of high quality ARM MBS.

Capital Efficient CDO Transactions. Since CDOs represent long-term financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement for CDOs is lowered to approximately 2% versus our customary 8% to 10% capital policy requirement for reverse repurchase agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional assets, principally high quality ARM MBS. In the first quarter of 2006, we completed CDO transactions totaling $2.9 billion that freed up an estimated $201.3 million of capital, which will allow us to acquire an additional $2.2 billion in ARM Assets during 2006.

Use of Excess Capital to Grow Interest Earning Assets. Beginning in the third quarter of 2005, we utilized a portion of our excess capital to increase our holdings of interest earning assets. By reducing our adjusted equity-to-assets ratio from an average of 8.96% during the second quarter of 2005 to an average of 8.46% during the first quarter of 2006, we were able to boost core earnings without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position, which was $1.3 billion at March 31, 2006.

Consistent Profitability

Our earnings during the first quarter of 2006 remained strong despite the current challenges confronting the mortgage industry. While as of March 31, 2006, the Fed Funds rate had increased 375 basis points over the past 21 months, our earnings remained fairly constant. Our business model protects our profitability during periods of rising interest rates or flattening yield curves in that we fund our Hybrid ARM portfolio with fixed-rate borrowings of comparable duration. This strategy clearly reduced our net interest income and earnings potential in prior years, but has been instrumental in allowing us to achieve our objective of maintaining our earnings through rising interest rate cycles.

Furthermore, prepayment activity decreased in the first quarter with a CPR of 15%, down from 22% in the previous quarter. Our quarterly premium amortization expense has remained manageable because the unamortized cost basis of our ARM portfolio is very low – 100.7% of par at March 31, 2006. This premium marks a historic low for us and will advantageously limit our exposure to prepayments should refinance activity increase in the future. These on-going core risk management initiatives have allowed us to achieve earnings stability in an unstable interest rate environment and give us confidence in our future earnings prospects.

We possess a number of strategic advantages that allow us to generate consistent profitability. One of these strategic advantages is our low operating expense structure which is also variable generally based on ROE performance. During the first quarter of 2006, our operating expenses as a percent of average assets were 0.24%, compared to 0.28% for the same quarter of 2005. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokers, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC-insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. Finally, a significant component of our cost structure is based on return on equity which has declined over the past year, resulting in a comparable decline in operating expense as a percentage of assets. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. One of the strategic decisions we have been able to make as a result of our low-cost operating model is to elect either to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of March 31, 2006, 97.4% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into CDO financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and have loan loss reserves totaling $11.3 million at March 31, 2006. We did not experience any credit losses on our ARM Loans during the first quarter of 2006 and since 1997 have only experienced $174,000 in credit losses on loans we have originated or acquired.

Additionally, our High Quality ARM Assets includes Purchased Securitized Loans, which are “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, our due diligence process allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.3 million at March 31, 2006. During the first quarter of 2006, we realized loan losses of $389,000 on our Purchased Securitized Loans and recorded a $214,000 impairment charge to replenish the non-accretable discounts to provide for expected future losses.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on the market value of our portfolio, and therefore on earnings. As of March 31, 2006, we had $40.6 billion of Hybrid ARM Assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $33.2 billion and delayed Swap Agreements with notional balances totaling $5.3 billion that become effective between April 2006 and December 2006. These delayed Swap Agreements have been entered into to hedge the forecasted financing of our ARM Assets. Additionally, at March 31, 2006, we had Cap Agreements with aggregate net notional balances of $898.6 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 2.93% to 9.67%, and on average 3.65%. During the quarter ended March 31, 2006, we received payments of $2.0 million related to these Cap Agreements. As of March 31, 2006, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.41 years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately 0.39 years.

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

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and reverse repurchase agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on reverse repurchase agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through reverse repurchase agreements. At March 31, 2006, reverse repurchase agreements accounted for only 55% of our borrowings, while CDOs represented 30% and our Asset-backed CP facility accounted for 15%. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the future.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “confidence” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2005 Annual Report on Form 10-K under the section entitled “Risk Factors”. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on a quarterly basis, 2) reviews our budget and five-year strategic plan annually and 3) performs an annual review of the Manager’s performance and implementation of our strategic plan.

•	We have a Code of Conduct and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers, directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships. In addition, we have instituted a Nonretaliation Policy and Procedure for Whistleblowers that sets forth procedures by which any officer or employee of the Company or the Manager may raise concerns regarding alleged violations of federal fraud or securities laws, which may involve financial matters, such as accounting, auditing or financial reporting, as well as non-financial matters, with the appropriate supervisors, officers or committees of the Board of Directors.

•	We have an Insider Trading Policy to prohibit any of the directors, officers or employees of the Company or the Manager from buying or selling our stock on the basis of material nonpublic information or communicating material nonpublic information to others.

•	We are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing equity capitalization and generating net income above defined targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•	We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 51 of our 2005 Annual Report on Form 10-K.

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investor Information – SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•	Revenue Recognition. Interest income on ARM Assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM Assets are amortized into interest income over the estimated lives of the assets in accordance with FASB 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method adjusted for the effects of actual and future estimated prepayments. The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There is no assurance that the assumptions we use to generate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $346.8 million at March 31, 2006 for 5% and 10% increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 5%	$(5,867)
Prepayment assumption increased by 10%	$(11,378)
Prepayment assumption decreased by 5%	$5,374
Prepayment assumption decreased by 10%	$10,780

•	Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our Purchased ARM Assets and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses on Purchased ARM Assets of $698.7 million at March 31, 2006 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans where we own all of the securitized classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s use of analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at March 31, 2006 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves (in thousands)
Default assumption increased by 5%	$1,111
Default assumption decreased by 5%	$(1,112)
Loss severity assumption increased by 5%	$2,456
Loss severity assumption decreased by 5%	$(2,456)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Accounting Changes and Other Accounting Developments

On January 1, 2006, we adopted SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards and to record subsequent changes in the fair value of the awards in current period earnings. Since we have accounted for our long-term incentive awards on this basis since inception of the Plan, the adoption had no impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. We adopted SFAS 156 on January 1, 2006 and have not recognized any servicing assets or liabilities in connection with our securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. We did not elect to measure our previously existing servicing assets at fair value and continue to measure them at the lower of cost or market value.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In the context of SFAS 155, hybrid financial instruments refers to financial instruments that contain embedded derivatives. Our Hybrid ARM Assets and Hybrid ARM Hedging Instruments are not hybrid financial instruments in the context of SFAS 155. In general, SFAS 155 will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS 133. We do not believe that SFAS 155 will have a material effect on our financial condition, results of operations, or liquidity.

General

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM Assets, thereby providing capital to the single-family residential housing market. Our ARM Assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM Assets and Hybrid ARM Assets. Purchased ARM Assets are MBS that represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of CDOs or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM Assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM Assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM asset. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 43 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we

focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and, as such, our operations are managed under the terms of the Management Agreement with Thornburg Mortgage Advisory Corporation which is subject to the oversight of the Board of Directors.

Portfolio Strategies

Our business strategy is to acquire and originate primarily ARM Assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowings.

We acquire Purchased ARM Securities from investment banking firms, broker-dealers, mortgage bankers, banks, savings and loan institutions, credit unions, home builders and other entities involved in originating, securitizing, packaging and selling mortgage loans. We believe we have a competitive advantage in acquiring and investing in ARM Assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We acquire ARM loans for our portfolio primarily through our correspondent lending program, which currently includes approximately 235 approved correspondents. Our retail lending channel and other lending partners originate ARM loans through direct contact with consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our policy requires us to have a mortgage assets portfolio with an expected Net Effective Duration of one year or less and which may consist of agency securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, CMOs, “A quality” ARM loans that we intend to securitize, Purchased Securitized Loans or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investments.

Our ARM Assets include investments in Hybrid ARM Assets and Traditional ARM Assets. In 2006, we began acquiring and originating High Quality Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. We believe that our pricing, underwriting, appraisal, and other processes are sufficient to manage the potential credit risks that have been associated with Pay Option ARMs. Specifically, when qualifying a borrower, we evaluate the borrower’s ability to make fully amortizing monthly payments, even if the borrower has the option to make lower monthly payments.

We limit our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years to no more than 50% of our total assets. We may also invest up to 5% of total assets in fifteen year fixed-rate assets although, as of March 31, 2006, we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from three sources: (i) correspondent lending, (ii) direct retail loan originations and (iii) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Direct retail loan originations are loans that we originate through lending partners or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. In the second quarter of 2006, we intend to begin originating loans through mortgage brokers. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We acquire and originate ARM loans for our portfolio with the intention of using them as collateral for CDOs. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates or classes created as a result of our loan acquisition and securitization efforts or acquired as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers pay fees to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. We have recently expanded this program so that, on a streamlined basis, our borrowers can now cash out some of the equity from their homes. During the first quarter of 2006, we exchanged 341 loans with balances totaling $167.1 million. At March 31, 2006, the pipeline of loans to be exchanged totaled $123.1 million.

Financing Strategies

We finance our ARM Assets using Common and Preferred equity capital, unsecured debt, CDOs and short-term borrowings such as reverse repurchase agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a balanced funding mix including Asset-backed CP, CDOs and reverse repurchase agreements.

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

Because we borrow money under reverse repurchase agreements and Asset-backed CP based on the fair value of our ARM Assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM Assets declines for other reasons.

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

We have issued Subordinated Notes in the amount of $240.0 million as another form of long-term capital. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.53% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 43 and the calculation of our Adjusted Equity-to-Assets Ratio on page 44.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. A shorter Net Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of March 31, 2006, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.5 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.41 years, including the effects of estimated prepayments.

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

The hedging transactions that we currently use are primarily designed to protect our income during periods of changing market interest rates and also have the benefit of protecting our portfolio market value. We do not hedge for speculative purposes. Further, no hedging strategy can completely insulate us from risk and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

Financial Condition

Asset Quality

At March 31, 2006, we held total assets of $46.1 billion, $44.8 billion of which consisted of ARM Assets. That compares to $42.5 billion in total assets and $41.5 billion of ARM Assets at December 31, 2005. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM loans generally originated to “A quality” underwriting standards. At March 31, 2006, 96.0% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at March 31, 2006 and December 31, 2005 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	March 31, 2006
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,712,558		6.1%	$703		0.0%	$1,713,261	3.8%
Non-Agency ARM Assets:
AAA/Aaa Rating	25,489,483		90.5	15,785,575	(1)	95.1	41,275,058	92.2
AA/Aa Rating	594,631		2.1	39,719	(1)	0.2	634,350	1.4

Total Non-Agency ARM Assets	26,084,114		92.6	15,825,294		95.3	41,909,408	93.6

Total High Quality	27,796,672		98.7	15,825,997		95.3	43,622,669	97.4

Other Investments
Non-Agency ARM Assets:
A Rating	213,596		0.7	32,247		0.2	245,843	0.5
BBB/Baa Rating	103,750		0.4	19,439		0.1	123,189	0.3
BB/Ba Rating and Below	55,939	(2)	0.2	57,642	(1)	0.3	113,581	0.3
ARM loans pending securitization	—		—	676,320		4.1	676,320	1.5

Total Other Investments	373,285		1.3	785,648		4.7	1,158,933	2.6

Loan Loss Reserves	—		—	(11,249)		(0.0)	(11,249)	(0.0)

Total ARM Portfolio	$28,169,957		100.0%	$16,600,396		100.0%	$44,770,353	100.0%

(1)	As of March 31, 2006, the Investment Grade classes of ARM Loans Collateralizing CDOs have been credit-enhanced through overcollateralization and subordination in the amount of $80.7 million.
(2)	As of March 31, 2006, we had total non-accretable discounts of $15.3 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

	December 31, 2005
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,842,998		6.8%	$706		0.0%	$1,843,704	4.4%
Non-Agency ARM Assets:
AAA/Aaa Rating	24,441,684		90.0	13,550,974	(1)	94.5	37,992,658	91.6
AA/Aa Rating	542,681		2.0	59,387	(1)	0.4	602,068	1.4

Total Non-Agency ARM Assets	24,984,365		92.0	13,610,361		94.9	38,594,726	93.0

Total High Quality	26,827,363		98.8	13,611,067		94.9	40,438,430	97.4

Other Investments
Non-Agency ARM Assets:
A Rating	182,199		0.7	34,125		0.2	216,324	0.5
BBB/Baa Rating	76,261		0.3	20,821		0.1	97,082	0.2
BB/Ba Rating and Below	48,685	(2)	0.2	52,164	(1)	0.4	100,849	0.3
ARM loans pending securitization	—		0.0	642,093		4.5	642,093	1.6

Total Other Investments	307,145		1.2	749,203		5.2	1,056,348	2.6

Loan Loss Reserves	—		0.0	(10,749)		(0.1)	(10,749)	(0.0)

Total ARM Portfolio	$27,134,508		100.0%	$14,349,521		100.0%	$41,484,029	100.0%

(1)	As of December 31, 2005, the Investment Grade classes of ARM Loans Collateralizing CDOs have been credit-enhanced through overcollateralization and subordination in the amount of $67.3 million.
(2)	As of December 31, 2005, we had total non-accretable discounts of $11.6 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

As of March 31, 2006, 15 of the 30,598 loans in our $16.6 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $10.4 million. At March 31, 2006, we had three real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $661,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from these loans as well as losses inherent in the ARM loan portfolio at March 31, 2006.

At March 31, 2006, our Purchased Securitized Loans totaled $7.5 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2006, 45 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $13.0 million, which constitutes 87% of the non-accretable discount set aside to cover losses arising from such delinquencies.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of March 31, 2006. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $16.6 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$555,544	$12,500,000	$13,190
Unpaid principal balance	$541,192	$12,500,000	$616
Coupon rate on loans	5.42%	9.13%	1.00%
Pass-through rate	5.14%	8.60%	0.63%
Pass-through margin	1.81%	4.92%	0.35%
Lifetime cap	10.58%	18.00%	7.25%
Original term (months)	360	480	120
Remaining term (months)	342	480	4

Geographic distribution (top 5 states):
California	31.4%
New York	8.2
Florida	7.6
Colorado	7.1
Georgia	6.2

Occupancy status:
Owner occupied	77.6%
Second home	14.3
Investor	8.1

Documentation type:
Full/alternative	90.7%
Stated income/no ratio	9.3

Loan purpose:
Purchase	50.1%
Cash out refinance	27.2
Rate & term refinance	22.7

Unpaid principal balance:
$417,000 or less	21.9%
$417,001 to $650,000	24.1
$650,001 to $1,000,000	20.9
$1,000,001 to $2,000,000	23.2
$2,000,001 to $3,000,000	5.2
Over $3,000,001	4.7

Original effective loan-to-value:
80.01% and over	1.4%
70.01%-80.00%	45.8
60.01%-70.00%	25.0
50.01%-60.00%	13.3
50.00% or less	14.5
Weighted average effective original loan-to-value:	68.4%

Property type:
Single-family	82.4%
Condominium	14.4
Other residential	3.2

ARM Loan type:
Traditional ARM loans	9.4%
Hybrid ARM loans	90.6

ARM interest rate caps:
Initial cap on Hybrid ARM loans:
3.00% or less	2.8%
3.01%-4.00%	9.4
4.01%-5.00%	67.5
5.01%-6.00%	10.9

Periodic cap on Traditional ARM loans:
None	4.0%
1.00% or less	3.1
Over 1.00%	2.3

Percent of interest-only loan balances:	89.3%

Weighted average length of interest-only period:	9.3	years

FICO scores:
801 and over	4.2%
751 to 800	44.9
701 to 750	33.2
651 to 700	15.7
650 or less	2.0

Weighted average FICO score:	747

As of March 31, 2006 and December 31, 2005, we serviced $9.9 billion and $9.2 billion of our loans, respectively, and had 18,880 and 18,070 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing CDOs or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	March 31, 2006		December 31, 2005
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,725,403	6.1%	$2,570,289	6.2%
Six-month LIBOR	252,526	0.6	306,167	0.7
MTA	851,239	1.9	15,542	0.0
Other	345,481	0.8	309,546	0.8

	4,174,649	9.4	3,201,544	7.7

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	8,574,063	19.2	8,278,786	20.0
Over 3 years – 5 years	12,288,520	27.4	13,442,861	32.4
Over 5 years	19,744,370	44.0	16,571,587	39.9

	40,606,953	90.6	38,293,234	92.3

Loan Loss Reserves	(11,249)	(0.0)	(10,749)	(0.0)

	$44,770,353	100.0%	$41,484,029	100.0%

The ARM portfolio had a weighted average coupon of 5.17% at March 31, 2006. This consisted of a weighted average coupon of 5.11% on the Hybrid ARM Assets and a weighted average coupon of 6.36% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.22%, based upon the composition of the portfolio and the applicable indices at March 31, 2006. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.41%, also based upon the composition of the portfolio and the applicable indices at that time.

As of December 31, 2005, the ARM portfolio had a weighted average coupon of 5.02%. This consisted of a weighted average coupon of 5.01% on the Hybrid ARM Assets and a weighted average coupon of 5.37% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.05%, based upon the composition of the portfolio and the applicable indices at December 31, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.00%, also based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2006, the current yield of the ARM Assets portfolio was 4.88% up from 4.62% as of December 31, 2005. The increase in the yield of 26 BPs as of March 31, 2006, compared to December 31, 2005, is primarily due to a 16 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and a 10 BP increase due to lower net premium amortization and payments receivable due to lower prepayments.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 90.6% of the total ARM portfolio, or $40.6 billion, compared to 92.3%, or $38.3 billion as of December 31, 2005. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of March 31, 2006, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.41 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.39 years.

As of March 31, 2006 and December 31, 2005, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $33.2 billion and $32.0 billion, respectively. In addition, as of March 31, 2006, we had entered into delayed Swap Agreements with notional balances totaling $5.3 billion that will become effective between April 2006 and December 2006. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at March 31, 2006. As of March 31, 2006, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 4.02% and 3.79% at March 31, 2006 and December 31, 2005, respectively. The net unrealized gain on Swap Agreements at March 31, 2006 of $571.4 million included Swap Agreements with gross unrealized gains of $571.4 million and gross unrealized losses of $36,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. As of March 31, 2006, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $570.9 million. Over the next twelve months, $325.4 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of March 31, 2006 and December, 31, 2005, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets had remaining notional amounts of $898.6 million and $970.3 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at March 31, 2006 and December, 31, 2005 was $22.2 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of March 31, 2006, the unrealized loss on these Cap Agreements of $4.8 million is included in accumulated other comprehensive income (loss). In the twelve month period following March 31, 2006, a $2.0 million gain is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 3.65%. The Cap Agreements had an average maturity of 2.7 years as of March 31, 2006 and will expire between 2006 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of March 31, 2006 and the balance of these same Hybrid ARM Hedging Instruments as of March 31 for each of the following five years, without any assumption that additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods (in thousands):

	As of March 31,
	2006	2007	2008	2009	2010	2011
Swap Agreements:
Balance-guaranteed (1) (3)	$1,525,864	$1,100,170	$741,827	$282,045	$119,195	$68,402
Other (2)	31,555,353	23,492,449	10,340,068	7,363,502	4,622,427	2,398,448

	33,081,217	24,592,619	11,081,895	7,645,547	4,741,622	2,466,850

Eurodollar Transactions (2)	112,000	—	—	—	—	—
Cap Agreements (1) (3)	898,614	718,892	508,899	407,119	228,620	182,896

	$34,091,831	$25,311,511	$11,590,794	$8,052,666	$4,970,242	$2,649,746

(1)	These Swap Agreements and Cap Agreements have been entered into in connection with our CDO transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective CDO transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2015.
(2)	These hedging instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2015.
(3)	The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of March 31, 2006 and as of March 31 for each of the following five years (in thousands):

	As of March 31,
	2006	2007	2008	2009	2010	2011
Swap Agreements	$1,525,864	$1,202,984	$858,407	$342,136	$155,425	$93,486
Cap Agreements	898,614	998,413	526,084	574,686	255,092	253,736

	$2,424,478	$2,201,397	$1,384,491	$916,822	$410,517	$347,222

The fair value of the Pipeline Hedging Instruments at March 31, 2006 and December 31, 2005 was a net unrealized gain of $4.6 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $593.0 million and $1.9 billion at March 31, 2006 and December 31, 2005, respectively. We recorded a net gain of $6.5 million on Derivatives during the quarter ended March 31, 2006. This gain consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $3.1 million on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $1.3 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $7.1 million on Pipeline Hedging Instruments partially offset by a net loss of $5.8 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Asset Acquisitions

During the quarter ended March 31, 2006, we purchased $2.8 million of Purchased ARM Assets, 97.4% of which were High Quality assets and $2.8 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired during the first quarter of 2006, 48.8% were Hybrid ARM Assets and 50.2% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-month periods ended March 31, 2006 and 2005 (dollar amounts in thousands):

	For the three months ended
	March 31, 2006		March 31, 2005
ARM securities:
High Quality, privately issued	2,756,486	48.9	2,618,620	68.1
Other privately issued	72,804	1.3	52,528	1.4

	2,829,290	50.2	2,671,148	69.4

ARM loans:
Bulk acquisitions	1,361,506	24.2	—	0.0
Correspondent originations	1,376,553	24.4	1,114,563	29.0
Direct retail originations	65,190	1.2	60,875	1.6

	2,803,249	49.8	1,175,438	30.6

Total acquisitions	$5,632,539	100.0%	$3,846,586	100.0%

As of March 31, 2006, we had commitments to purchase $828.6 million of ARM loans through origination channels. At March 31, 2006, we used a 22.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended March 31, 2006, we securitized $2.9 billion of our ARM loans into two CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $101.6 million of the resulting securities for our ARM Loan portfolio and financed $2.8 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of March 31, 2006 and December 31, 2005, we held $12.7 billion and $10.4 billion, respectively, of ARM loans as collateral for CDOs. As of March 31, 2006 and December 31, 2005, we held $3.2 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended March 31, 2006, our mortgage assets paid down at an approximate average annualized CPR of 15%, compared to 22% for the quarter ended December 31, 2005 and 21% for the quarter ended March 31, 2005. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At March 31, 2006 and December 31, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the quarter ended March 31, 2006 consisted of reverse repurchase agreements, Asset-backed CP, CDOs, whole loan financing facilities and Subordinated Notes, as well as new equity proceeds and principal and interest payments from ARM Assets. The reverse repurchase agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into reverse repurchase agreements with 24 different financial institutions and on March 31, 2006, had borrowed funds from 19 of these firms. Reverse repurchase agreement borrowings outstanding at March 31, 2006 had a weighted average effective borrowing rate of 4.83% and a weighted average remaining term to maturity of 3.1 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of March 31, 2006, we had $6.3 billion of Asset-backed CP outstanding with a weighted average interest rate of 4.78% and a weighted average remaining maturity of 23 days.

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

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of March 31, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$2,057,316	5.05%
Capped floating-rate financing (2)	6,982,501	5.05%
Fixed-rate financing (3)	3,513,530	4.49%

Total	$12,553,347	4.89%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $7.0 million as of March 31, 2006.
(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.5 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $898.6 million and fixed-rate financing of $1.1 billion as of March 31, 2006.

As of March 31, 2006, the CDOs were collateralized by ARM loans with a principal balance of $12.7 billion. The debt matures between 2033 and 2046 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately four years.

As of March 31, 2006, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.1 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of March 31, 2006, we had $515.3 million borrowed against these whole loan financing facilities at an effective cost of 5.41%.

During the first quarter of 2006, we issued $50.0 million in Subordinated Notes. At March 31, 2006, we had $240.0 million of Subordinated Notes outstanding. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.53% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. We have the option to redeem the Subordinated Notes at par on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, we incurred costs of $7.2 million, which will be amortized over the remaining expected life of the Subordinated Notes. At March 31, 2006, the balance of the Subordinated Notes outstanding, net of unamortized issuance costs, was $232.9 million and had an effective cost of 7.70% which reflects the effect of issuance cost.

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

Recourse or marginable debt generally consists of reverse repurchase agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.6 months as of March 31, 2006), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement:

(dollar amounts in thousands)

	March 31, 2006	December 31, 2005
Assets	$46,133,744	$42,507,741
Adjustments:
Net unrealized loss on Purchased ARM Assets	692,729	537,510
Net unrealized gain on Hedging Instruments	(586,863)	(393,583)
ARM Loans Collateralizing CDOs	(12,736,433)	(10,396,961)
Cap Agreements	(59,598)	(54,241)

Adjusted assets	$33,443,579	$32,200,466

Shareholders’ equity	$2,373,790	$2,207,086
Adjustments:
Accumulated other comprehensive loss	126,662	147,517
Equity supporting CDOs:
CDOs	12,553,347	10,254,334
ARM Loans Collateralizing CDOs	(12,736,433)	(10,396,961)
Cap Agreements	(59,598)	(54,241)

	(242,684)	(196,868)

Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000

Adjusted shareholders’ equity	$2,802,768	$2,652,735

Adjusted equity-to-assets ratio	8.38%	8.24%

GAAP equity-to-assets ratio	5.15%	5.19%

Ratio of historical equity-to-average quarterly assets	5.73%	5.76%

Ratio of long-term equity to historical assets	6.59%	6.68%

Estimated total risk-based capital /risk-weighted assets	21.01%	21.33%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $29.7 billion instead of the $46.1 billion of assets owned as of March 31, 2006. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to average quarterly assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in accumulated other comprehensive income (loss). This measurement is calculated by dividing the sum of shareholders’ equity and OCI by the average daily balance of our assets during the quarter. Our historical equity-to-average quarterly assets ratio is higher than the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

The third alternative capital utilization measurement is the ratio of long-term equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in accumulated other comprehensive income (loss). This calculation also includes Senior Notes and Subordinated Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by long-term capital. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term capital position.

The fourth alternative capital utilization measurement is a calculation of our estimated total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized”.

Equity Transactions

During the three-month period ended March 31, 2006, we issued 1,059,200 shares of Common Stock and 165,000 shares of Preferred Stock through at-market transactions and received net proceeds of $27.6 million and $4.1 million, respectively, under a controlled equity offering program.

During the three-month period ended March 31, 2006, we issued 1,711,942 shares of Common Stock under the DRSPP and received net proceeds of $44.1 million.

Off-Balance Sheet Commitments

As of March 31, 2006, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM Assets (in thousands):

ARM loans – correspondent originations	802,346
ARM loans – direct originations	26,270

$828,616

Contractual Obligations

As of March 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreements	$23,544,752	$23,544,752	$—	$—	$—
Asset-backed CP	6,307,000	6,307,000	—	—	—
CDOs (1)	12,553,347	21,374	59,026	90,583	12,382,364
Whole loan financing facilities	515,340	515,340	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$43,465,439	$30,388,466	$59,026	$90,583	$12,927,364

(1)	Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.
(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations For the Three Months Ended March 31, 2006

For the quarter ended March 31, 2006, our net income was $72.4 million, or $0.66 EPS, based on weighted average shares of Common Stock outstanding of 106,243,000. That compares to $67.5 million, or $0.72 EPS for the quarter ended March 31, 2005, based on weighted average shares of Common Stock outstanding of 93,173,000, an 8.3% decrease in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Mar 31, 2004	21.31%	2.21%	1.11%	2.55%	(0.90)%	0.00%	16.34%
Jun 30, 2004	19.94%	0.58%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.76%	1.43%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.84%	1.10%	1.06%	2.23%	(0.86)%	0.00%	15.31%
Mar 31, 2005	17.91%	0.74%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.78%	1.34%	1.10%	1.72%	(1.10)%	0.45%	13.27%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined in the first quarter of 2006 compared to the same period in 2005 primarily due to increased competition for mortgage assets, increased hedging activity as interest rates rose, the continuing effect of a portion of our portfolio being hedged with Cap Agreements instead of Swap Agreements and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the quarters ended March 31, 2006 and 2005:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended March 31,
	2006	2005
Coupon interest income on ARM assets	$543,847	$326,175
Amortization of net premium	(20,690)	(18,913)
Cash and cash equivalents	599	708

Interest income	523,756	307,970

Reverse repurchase agreements and Asset-backed CP	331,273	135,764
CDOs	140,174	51,619
Whole loan financing facilities	11,052	5,548
Senior Notes	6,133	6,134
Subordinated Notes	3,558	—
Hedging Instruments	(57,055)	25,827

Interest expense	435,135	224,892

Net interest income	$88,621	$83,078

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended March 31,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$42,747,782	4.90%	$523,157	$29,328,087	4.19%	$307,262
Cash and cash equivalents	60,620	3.95	599	85,557	3.31	708

	42,808,402	4.89	523,756	29,413,644	4.19	307,970

Interest-Bearing Liabilities:
Reverse repurchase agreements and Asset-backed CP	28,548,208	4.64	331,273	20,218,608	2.69	135,764
Plus: Cost of Hedging Instruments (2)		(0.77)	(54,645)		0.35	17,662

Hedged reverse repurchase agreements and Asset-backed CP		3.87	276,628		3.04	153,426

CDOs	11,349,208	4.94	140,174	6,498,392	3.18	51,619
Plus: Cost of Hedging Instruments (2)		(0.08)	(2,410)		0.50	8,165

Hedged CDOs		4.86	137,764		3.68	59,784

Whole loan financing facilities	808,316	5.47	11,052	683,144	3.25	5,548
Senior and Subordinated Notes	496,075	7.81	9,691	304,179	8.07	6,134

	41,201,807	4.22	435,135	27,704,323	3.25	224,892

Net Interest-Earning Assets and Spread	$1,606,595	0.67%	$88,621	$1,709,321	0.94%	$83,078

Yield on Net Interest-Earning Assets (3)		0.83%			1.13%

(1)	Effective rate includes impact of amortizing ARM assets net premium.
(2)	Includes Swap Agreements and Eurodollar Transactions with notional balances of $33.2 billion and $22.8 billion as of March 31, 2006 and 2005, respectively, and Cap Agreements with notional balances of $898.6 million and $1.2 billion as of March 31, 2006 and 2005, respectively.
(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended March 31, 2006 versus 2005
	Rate	Volume	Total
Interest Income:
ARM assets	$51,662	$164,233	$215,895
Cash and cash equivalents	137	(246)	(109)

	51,799	163,987	215,786

Interest Expense:
Reverse repurchase agreements and Asset-backed CP	42,489	80,713	123,202
CDOs	19,098	58,882	77,980
Whole loan financing facilities	3,793	1,711	5,504
Senior and Subordinated Notes	(192)	3,749	3,557

	65,188	145,055	210,243

Net interest income	$(13,389)	$18,932	$5,543

Net interest income increased $5.5 million in the first quarter of 2006, compared to the same quarter of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first quarter of 2006 compared to the same period of 2005 increased net interest income in the amount of $18.9 million. The average balance of our interest-earning assets was $42.8 billion during the quarter ended March 31, 2006, compared to $29.4 billion during the same period of 2005 — an increase of 45.5%. As a result of the yield on our interest-earning assets increasing to 4.89% during the first quarter of 2006 from 4.19% during the same quarter of 2005, an increase of 70 BPs, and our cost of funds increasing to 4.22% from 3.25% during the same period, an increase of 97 BPs, there was a net unfavorable rate variance of $13.4 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Mar 31, 2004	$19,911	4.29%	0.36%	3.93%	2.73%	1.20%	1.40%
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.38%	3.92%	2.93%	0.99%	1.17%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.15%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Mar 31, 2004	0.27%	0.06%	0.03%	0.36%
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.30%	0.08%	0.00%	0.38%
Dec 31, 2004	0.30%	0.07%	(0.02)%	0.35%
Mar 31, 2005	0.32%	0.07%	(0.01)%	0.36%
Jun 30, 2005	0.35%	0.06%	(0.05)%	0.36%
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

As of March 31, 2006, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 37.1% of our portfolio of ARM Assets or $16.6 billion. During the first quarters of 2006 and 2005, we recorded loan loss provisions totaling $500,000 and $409,000, respectively, to reserve for estimated credit losses on ARM Loans.

During the first quarter of 2006, we purchased securitized loans in the amount of $933.0 million. At March 31, 2006 and December 31, 2005, our Purchased Securitized Loans totaled $7.5 billion and $6.8 billion, respectively. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, ba sed on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2006, 45 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $13.0 million. Activity in non-accretable discounts for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of period	$11,551	$6,478
Increase for securities purchased	3,975	1,863
Increase for expected future losses	214	—
Realized losses	(389)	—
Reclassifications to accretable discount	(100)	(350)

Balance at end of period	$15,251	$7,991

We recorded a net gain of $6.5 million on Derivatives during the first quarter of 2006, which consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions, partially offset by a $3.1 million net loss on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $1.3 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $7.1 million on Pipeline Hedging Instruments partially offset by a net loss of $5.8 million on commitments to purchase loans from correspondent lenders and bulk sellers.

We recorded an impairment charge to recognize our estimate of additional future losses inherent in our Purchased Securitized Loan portfolio and realized a loss of $214,000 on ARM Assets during the quarter ended March 31, 2006. We realized a gain of $1.6 million on the sale of $227.9 million of ARM Assets during the quarter ended March 31, 2005.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Mar 31, 2004	0.07%	0.17%	0.16%	0.40%
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%

The most significant increases to our operating expenses for the quarter ended March 31, 2006 compared to March 31, 2005 were the $2.8 million increase in expenses related to expanded operations of TMHL, the $1.9 million increase in the expenses associated with our long-term incentive awards and the $1.1 million increase in base management fees partially offset by the $972,000 decrease in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement. Our ROE prior to the effect of the performance-based fee of $9.1 million for the first quarter of 2006 was 14.98%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.58%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the quarter ended March 31, 2006, which includes the effect of the performance-based fee of $9.1 million, was 13.27%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2006. The other three scenarios assume interest rates are instantaneously 100 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of March 31, 2006.

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

Net Portfolio Effective Duration

March 31, 2006

	Base Case		Parallel -100 BPs		Parallel +100 BPs		Parallel +200 BPs
Assets:
Traditional ARMs	0.39	Years	0.37	Years	0.40	Years	0.41	Years
Hybrid ARMs	2.33		1.99		2.53		2.96

Total ARM Assets	2.27		1.94		2.45		2.88

Borrowings and hedges	(1.57)		(1.58)		(1.56)		(1.53)

Net Portfolio Effective Duration	0.39	Years	0.22	Years	0.49	Years	0.72	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.8, 3.2 and 2.2 years respectively.

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

At March 31, 2006, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in prepayment speeds as interest rates change, was 18.0%, 0.5% and (12.0)%, respectively, of projected net income for the twelve months ended March 31, 2007. All of these earnings projections, together with undistributed taxable income at March 31, 2006, result in taxable income that provide sufficient coverage of dividends at their current level. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM Assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM Assets. Additionally, interest rates on Traditional ARM Assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), while our borrowings do not have similar limitations. At March 31, 2006, 7.18% of our ARM Assets were Traditional ARM Assets subject to periodic caps. Our ARM Assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

The prepayment rate on our ARM Assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to amortize the premiums paid for our ARM Assets faster, resulting in a lower yield on our ARM Assets. Additionally, if prepayment proceeds cannot be reinvested in ARM Assets having similar yields to those being replaced, our earnings may be adversely affected. Conversely, the prepayment rate on our ARM Assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM Assets over a longer time period, resulting in an increased yield on our ARM Assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended March 31
	2006	2005
REIT Taxable income per share	$0.70	$0.70
Payments under long-term incentive plan	0.02	—
Taxable REIT subsidiary (loss) income	(0.02)	0.03
Hedging Instruments, net	(0.02)	—
Long-term incentive plan expense	(0.02)	(0.01)
Other	—	—

GAAP EPS	$0.66	$0.72

We estimate that our undistributed taxable income as of March 31, 2006, after deducting the first quarter dividend declared on April 18, 2006, was $40.4 million, or $0.38 per share, based on outstanding common shares at March 31, 2006 of 107,545,672.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of March 31, 2006, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of March 31, 2006, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended March 31, 2006, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At March 31, 2006, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our 2005 Annual Report on Form 10-K.

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

THORNBURG MORTGAGE, INC. (Registrant)

Dated: May 8, 2006	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2006	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: May 8, 2006	/s/ Clarence G. Simmons, III
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

“Consumer Price Index” means an inflationary indicator that measures the change in the cost of a fixed basket of products and services, including housing, electricity, food, and transportation. The Consumer Price Index is published monthly.

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

“FASB” means the Financial Accounting Standards Board.

“FDIC” means Federal Depository Insurance Corporation.

“Federal Funds” means the overnight intrabank lending rate.

“FHLB” means the Federal Home Loan Bank.

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

“MSRs” means mortgage servicing rights.

“MTA” means the monthly treasury average. This index is the 12 month average of the monthly average yields of U.S. Treasury securities adjusted to a constant maturity of one year.

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

“Pay Option ARM” means a Traditional ARM Asset that typically has an initial payment based on a below market interest rate, has no interest rate change cap, offers an annual maximum payment cap of 7.5% and offers borrowers the ability to select a payment amount with the understanding that if a payment is selected that is less than a fully indexed rate the shortfall will be added to the principal balance of the loan until the loan balance increases to a maximum of 110% to 125% of the original loan balance, at which time the loan is recast to fully amortize over the remaining term of the loan.

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

“SARs” means stock appreciation rights, which may be granted under the Plan. A SAR consists of the right to receive the value of the appreciation of our Common Stock that occurs from the date the right is granted up to the date of exercise.

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

“The Thornburg Mortgage Exchange ProgramSM” means the program where borrowers can choose to take equity out of their homes, select another ARM loan product, extend the fixed-rate period of their loan, modify to a current interest rate or change to an interest-only payment option by paying a small flat fee.

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

“TMHS” means Thornburg Mortgage Hedging Strategies, Inc., a wholly-owned taxable REIT subsidiary of TMA.

“Traditional ARMs” or “Traditional ARM Assets” means ARM Loans and Purchased ARM Assets that have interest rates that reprice in a year or less.