Form 10-Q
period 2006-06-30
THORNBURG MORTGAGE INC
filed 2006-08-08
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Common Stock ($.01 par value) 113,259,847 as of August 4, 2006

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS

ARM Assets:
Purchased ARM Assets:
ARM securities, net	$22,618,689	$20,295,504
Purchased Securitized Loans, net	7,221,812	6,839,004

Purchased ARM Assets	29,840,501	27,134,508

ARM Loans:
Securitized ARM Loans, net	3,053,181	3,310,717
ARM Loans Collateralizing CDOs, net	14,993,189	10,396,961
ARM loans held for securitization, net	605,240	641,843

ARM Loans	18,651,610	14,349,521

ARM Assets	48,492,111	41,484,029
Cash and cash equivalents	32,034	147,228
Restricted cash and cash equivalents	14,171	26,982
Hedging Instruments	919,251	493,074
Accrued interest receivable	301,272	230,479
Other assets	152,082	125,949

	$49,910,921	$42,507,741

LIABILITIES

Reverse Repurchase Agreements	$23,659,419	$23,390,079
Asset-backed CP	7,597,000	4,990,000
CDOs	14,724,408	10,254,334
Whole loan financing facilities	415,857	404,827
Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000
Hedging Instruments	192,993	71,085
Payable for securities purchased	34,027	463,906
Accrued interest payable	147,414	107,541
Dividends payable	2,037	73,132
Accrued expenses and other liabilities	70,444	50,751

	47,388,599	40,300,655

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $122,245 and $115,745, respectively; 7,230,000 shares authorized, 4,890,000 and 4,630,000 shares issued and outstanding, respectively	117,916	111,535
Common Stock: par value $0.01 per share; 492,748,000 shares authorized, 113,047,000 and 104,775,000 shares issued and outstanding, respectively	1,130	1,048
Additional paid-in-capital	2,458,975	2,235,435
Accumulated other comprehensive loss	(123,460)	(147,517)
Retained earnings	67,761	6,585

	2,522,322	2,207,086

	$49,910,921	$42,507,741

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income from ARM Assets and cash equivalents	$579,542	$330,909	$1,103,298	$638,879
Interest expense on borrowed funds	(499,302)	(250,021)	(934,437)	(474,913)

Net interest income	80,240	80,888	168,861	163,966

Servicing income, net	3,522	3,021	7,640	5,625
Gain (loss) on ARM Assets, net	(65)	5,923	(279)	7,568
Gain on Derivatives, net	9,135	1,776	15,617	3,098

Net non-interest income	12,592	10,720	22,978	16,291

Provision for credit losses	(505)	(180)	(1,005)	(589)
Management fee	(6,037)	(5,045)	(11,840)	(9,751)
Performance fee	(7,165)	(9,779)	(16,228)	(19,814)
Long-term incentive awards	(3,203)	(3,223)	(6,523)	(4,651)
Other operating expenses	(6,272)	(4,851)	(14,172)	(9,466)

NET INCOME	$69,650	$68,530	$142,071	$135,986

Net income	$69,650	$68,530	$142,071	$135,986
Dividends on Preferred Stock	(2,422)	(1,414)	(4,772)	(1,514)

Net income available to common shareholders	$67,228	$67,116	$137,299	$134,472

Earnings per common share:
Net income	$0.61	$0.70	$1.26	$1.42

Average number of shares outstanding	110,992	96,565	108,618	94,869

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$69,650	$68,530	$142,071	$135,986
Other comprehensive income:
Unrealized (losses) gains on securities:
Net unrealized holdings (losses) gains arising during the period	(121,017)	101,709	(276,236)	(44,255)
Reclassification adjustment for net gains included in income	—	(5,945)	—	(7,590)

Net change in unrealized (losses) gains on securities	(121,017)	95,764	(276,236)	(51,845)

Unrealized gains (losses) on Hedging Instruments:
Net unrealized gains (losses) arising during the period	199,345	(153,042)	429,183	20,682
Reclassification adjustment for net (gains) losses included in income	(75,126)	10,105	(128,890)	36,927

Net change in unrealized gains (losses) on Hedging Instruments	124,219	(142,937)	300,293	57,609

Other comprehensive income (loss)	3,202	(47,173)	24,057	5,764

Total comprehensive income	$72,852	$21,357	$166,128	$141,750

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2006 and 2005

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					135,986	135,986
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(51,845)		(51,845)
Hedging Instruments:
Fair value adjustment				57,609		57,609
Issuance of Common Stock		96	276,794			276,890
Issuance of Preferred Stock	108,978					108,978
Dividends declared on Common
Stock - $0.68 per share					(64,935)	(64,935)
Dividends declared on Preferred
Stock - $0.55 per share					(1,514)	(1,514)

Balance, June 30, 2005	$108,978	$1,015	$2,149,281	$(84,951)	$76,030	$2,250,353

Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					142,071	142,071
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(276,236)		(276,236)
Hedging Instruments:
Fair value adjustment				300,293		300,293
Issuance of Common Stock		82	223,540			223,622
Issuance of Preferred Stock	6,381					6,381
Dividends declared on Common
Stock - $0.68 per share					(76,082)	(76,082)
Dividends declared on Preferred
Stock - $1.00 per share					(4,813)	(4,813)

Balance, June 30, 2006	$117,916	$1,130	$2,458,975	$(123,460)	$67,761	$2,522,322

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net income	$69,650	$68,530	$142,071	$135,986
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	25,751	23,818	50,258	43,722
Loss (gain) on ARM Assets, net	65	(5,923)	279	(7,568)
Gain on Derivatives, net	(9,135)	(1,776)	(15,617)	(3,098)
Provision for credit losses	505	180	1,005	589
Change in assets and liabilities:
Accrued interest receivable	(33,272)	(22,025)	(70,793)	(47,097)
Other assets	10,506	(11,373)	(28,907)	(15,326)
Accrued interest payable	13,395	2,818	39,873	23,806
Accrued expenses and other liabilities	16,970	9,763	19,693	(30,032)

Net cash provided by operating activities	94,435	64,012	137,862	100,982

Investing activities:
ARM securities:
Purchases	(3,130,162)	(4,248,947)	(5,026,409)	(6,322,692)
Proceeds on sales	—	735,156	—	1,014,652
Principal payments	1,095,640	1,221,834	2,005,288	2,411,860
Purchased Securitized Loans:
Purchases	—	(722,020)	(933,043)	(2,135,338)
Principal payments	257,119	297,316	502,288	490,196
Securitized ARM loans:
Principal payments	40,166	169,299	102,193	307,673
ARM loans collateralizing CDOs:
Principal payments	568,990	473,413	1,051,635	786,252
ARM loans held for securitization:
Purchases and originations	(2,682,256)	(1,428,324)	(5,485,505)	(2,603,762)
Principal payments	23,220	14,593	26,363	19,576

Net cash used in investing activities	(3,827,283)	(3,487,680)	(7,757,190)	(6,031,583)

Financing activities:
Net borrowings from Reverse Repurchase Agreements	114,667	2,354,021	269,340	5,181,602
Net borrowings from Asset-backed CP	1,290,000	—	2,607,000	85,000
CDO borrowings	2,822,500	1,557,018	5,596,701	1,557,018
CDO paydowns	(651,439)	(462,843)	(1,126,627)	(831,764)
Net whole loan financing facilities (paydowns) borrowings	(99,483)	(77,612)	11,030	(255,982)
Net proceeds from issuance of Subordinated Notes	—	—	50,000	—
Payments received (made) on Eurodollar contracts	7,340	214	9,172	(1,860)
Proceeds from Common Stock issued, net	151,857	201,431	223,622	276,890
Proceeds from Preferred Stock issued, net	2,344	60,634	6,431	108,978
Dividends paid	(78,482)	(64,563)	(152,040)	(127,058)
Purchase of Cap Agreements	(1,087)	(1,043)	(3,306)	(1,043)
Net (increase) decrease in restricted cash	(2,395)	(48)	12,811	(3,057)

Net cash provided by financing activities	3,555,822	3,567,209	7,504,134	5,988,724

Net (decrease) increase in cash and cash equivalents	(177,026)	143,541	(115,194)	58,123
Cash and cash equivalents at beginning of period	209,060	27,204	147,228	112,622

Cash and cash equivalents at end of period	$32,034	$170,745	$32,034	$170,745

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2005 Annual Report on Form 10-K.

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

Accounting changes and other accounting developments

On January 1, 2006, the Company adopted SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards and to record subsequent changes in the fair value of the awards in current period earnings. Since the Company has accounted for its long-term incentive awards on this basis since inception of the Plan, the adoption had no material impact on the financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company adopted SFAS 156 on January 1, 2006 and has not recognized any servicing assets or liabilities in connection with its securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In the context of SFAS 155, hybrid financial instruments refers to financial instruments that contain embedded derivatives. The Company’s Hybrid ARM Assets and Hybrid ARM Hedging Instruments are not hybrid financial instruments in the context of SFAS 155. In general, SFAS 155 will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS 133. SFAS 155 will become effective for the Company beginning January 1, 2007. Management does not believe that SFAS 155 will have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

In accordance with SFAS 140, loan securitizations resulting in Securitized ARM Loans and ARM Loans Collateralizing CDOs are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

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

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs, MSR amortization and impairment charges, is recorded as Servicing income, net on the Consolidated Income Statements.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset, a Securitized ARM Loan or ARM Loans Collateralizing CDOs is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair values of ARM Loans Collateralizing CDOs and ARM loans held for securitization are estimated by the Company using the same pricing models employed by the Company to determine prices to purchase loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM Loans on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (loss) on Derivatives, net on the Consolidated Income Statements. Commitments to originate retail and wholesale loans are not considered derivatives under GAAP.

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

As the Company enters into hedging transactions, it formally documents the relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively.

Hybrid ARM Hedging Instruments

The Company enters into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets such that the combined Effective Duration of its borrowings and Hybrid ARM Hedging Instruments closely matches the Effective Duration of the Hybrid ARM Assets, the difference being Net Effective Duration. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments approximating the declining balance of the Hybrid ARM Assets being financed.

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

Pipeline Hedging Instruments

The Company enters into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase correspondent and bulk loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain on Derivatives, net, on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

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

Income taxes for the quarter ended June 30, 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The only significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes and TMHL’s net operating loss carryforward from 2004 and 2005. Management has established a valuation allowance against the net deferred tax assets at June 30, 2006.

Earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended June 30, 2006
EPS, income available to common shareholders	$67,228	110,992	$0.61

Three Months Ended June 30, 2005
EPS, income available to common shareholders	$67,116	96,565	$0.70

Six Months Ended June 30, 2006
EPS, income available to common shareholders	$137,299	108,618	$1.26

Six Months Ended June 30, 2005
EPS, income available to common shareholders	$134,472	94,869	$1.42

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

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of June 30, 2006 and December 31, 2005 (in thousands):

June 30, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$22,999,381	$7,413,656	$3,043,400	$14,924,292	$601,093	$48,981,822
Net unamortized premium	185,107	61,943	17,075	73,108	4,849	342,082
Loan loss reserves	—	—	(7,294)	(4,211)	(250)	(11,755)
Non-accretable discounts	—	(15,251)	—	—	—	(15,251)
Net unrealized loss on purchase loan commitments	—	—	—	—	(452)	(452)
Principal payment receivable	9,295	116	—	—	—	9,411

Amortized cost, net	23,193,783	7,460,464	3,053,181	14,993,189	605,240	49,305,857
Gross unrealized gains	2,869	4,117	13,974	5,582	786	27,328
Gross unrealized losses	(577,963)	(242,769)	(82,440)	(182,032)	(1,445)	(1,086,649)

Fair value	$22,618,689	$7,221,812	$2,984,715	$14,816,739	$604,581	$48,246,536

Carrying value	$22,618,689	$7,221,812	$3,053,181	$14,993,189	$605,240	$48,492,111

December 31, 2005	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$20,433,994	$6,942,452	$3,300,677	$10,370,356	$631,543	$41,679,022
Net unamortized premium	243,967	52,450	17,440	29,704	4,286	347,847
Loan loss reserves	—	—	(7,400)	(3,099)	(250)	(10,749)
Non-accretable discounts	(236)	(11,315)	—	—	—	(11,551)
Net unrealized loss on purchase loan commitments	—	—	—	—	6,264	6,264
Principal payment receivable	10,688	18	—	—	—	10,706

Amortized cost, net	20,688,413	6,983,605	3,310,717	10,396,961	641,843	42,021,539
Gross unrealized gains	4,761	2,242	13,331	2,320	1,707	24,361
Gross unrealized losses	(397,670)	(146,843)	(64,462)	(77,596)	(515)	(687,086)

Fair value	$20,295,504	$6,839,004	$3,259,586	$10,321,685	$643,035	$41,358,814

Carrying value	$20,295,504	$6,839,004	$3,310,717	$10,396,961	$641,843	$41,484,029

The Company did not sell assets during the six months ended June 30, 2006. The Company realized a gain of $7.6 million on the sale of $1.0 billion of ARM Assets during the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company securitized $5.7 billion of ARM loans into four CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $232.2 million of the resulting securities for its ARM Loan portfolio and financed $5.5 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of June 30, 2006 and December 31, 2005, the Company held $15.0 billion and $10.4 billion, respectively, of ARM Loans Collateralizing CDOs. As of June 30, 2006 and December 31, 2005, the Company held $3.1 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the six months ended June 30, 2006, the Company acquired $933.0 million of Purchased Securitized Loans. At June 30, 2006 and December 31, 2005, the Company’s Purchased Securitized Loans totaled $7.2 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2006, 46 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $25.7 million. Activity in non-accretable discounts for the six-month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of period	$11,551	$6,478
Increase for securities purchased	3,975	2,728
Increase for expected future losses	214	—
Realized losses	(389)	—
Reclassifications to accretable discount	(100)	(1,210)

Balance at end of period	$15,251	$7,996

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 832 individual securities have been in a continuous unrealized loss position, at June 30, 2006 (in thousands):

Unrealized Losses on Purchased ARM Assets as of June 30, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$309,971	$(949)	$1,453,614	$(46,528)	$1,763,585	$(47,477)
AAA/Aaa rating	11,801,148	(210,107)	14,723,059	(528,384)	26,524,207	(738,491)
AA/Aa rating	450,341	(8,568)	170,165	(12,238)	620,506	(20,806)
A rating	176,739	(4,922)	80,536	(2,876)	257,275	(7,798)
BBB/Baa rating	100,324	(2,314)	43,113	(2,076)	143,437	(4,390)
BB/Ba rating and below	24,141	(1,125)	9,704	(645)	33,845	(1,770)

Total	$12,862,664	$(227,985)	$16,480,191	$(592,747)	$29,342,855	$(820,732)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the six-month period ended June 30, 2006, the net unrealized loss of $537.5 million on Purchased ARM Assets increased by $276.2 million to a net unrealized loss of $813.7 million. During the same six-month period in 2006, the net unrealized gain on Hedging Instruments of $390.0 million increased by $300.3 million to a net unrealized gain of $690.3 million, for a combined decrease in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $24.1 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

June 30, 2006
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	3	$1,272	0.01%	0.00%
90 days or more	2	380	0.00	0.00
In bankruptcy and foreclosure	13	6,435	0.03	0.01

	18	$8,087	0.04%	0.02%

December 31, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	4	$1,230	0.01%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	12	9,998	0.07	0.02

	16	$11,228	0.08%	0.02%

As of June 30, 2006, the Company owned three real estate properties as a result of foreclosing on delinquent loans in the amount of $793,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from these loans as well as losses inherent in the ARM Loan portfolio at June 30, 2006.

During the six months ended June 30, 2006 and 2005, the Company recorded loan loss provisions totaling $1.0 million and $589,000, respectively, to reserve for estimated credit losses on ARM Loans, bringing its total loan loss reserve to $11.8 million and $10.0 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 83.7% and 88.9% of ARM loans at June 30, 2006 and December 31, 2005, respectively. Beginning in the first quarter of 2006, the Company also began acquiring Pay Option ARMs. The Company’s investment in Pay Option ARMs comprised 4.5% of ARM Assets at June 30, 2006. Loans with interest only features and Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $5.7 billion of ARM loans during the six months ended June 30, 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs capitalized upon the securitization of $2.9 billion of ARM loans during the six months ended June 30, 2005 totaled $15.2 million. MSRs of $38.1 million, net of amortization of $4.4 million during the six months ended June 30, 2006, are included in other assets on the Consolidated Balance Sheets at June 30, 2006. MSRs of $45.3 million are included in other assets on the Consolidated Balance Sheets at December 31, 2005. At June 30, 2006, an impairment charge of $536,000 was recorded against the amortized cost of the MSRs included in the Traditional ARM risk strata. The fair value of the MSRs in the Hybrid ARM risk strata exceeded their cost basis.

As of June 30, 2006, the Company had commitments to purchase or originate the following amounts of ARM assets, net of fallout (in thousands):

ARM securities – agency	$214,906
ARM loans – bulk acquisitions	1,187,589
ARM loans – correspondent originations	798,748
ARM loans – direct originations	37,127
ARM loans – wholesale originations	3,936

$2,242,306

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of June 30, 2006 and December 31, 2005, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements and Eurodollar Transactions having aggregate notional balances of $34.2 billion and $32.0 billion, respectively. In addition, as of June 30, 2006, the Company had entered into delayed Swap Agreements with notional balances totaling $8.5 billion that become effective between July 2006 and June 2009 and are also accounted for as cash flow hedges as of June 30, 2006. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at June 30, 2006. As of June 30, 2006, these Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.5 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month

LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 4.18% and 3.79% at June 30, 2006 and December 31, 2005, respectively.

The net unrealized gain on Swap Agreements at June 30, 2006 of $692.3 million included Swap Agreements with gross unrealized gains of $695.7 million and gross unrealized losses of $3.5 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005, the net unrealized gain of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million. As of June 30, 2006, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) totaled a net gain of $691.6 million. In the twelve month period following June 30, 2006 based on the current level of interest rates, $358.7 million of these net unrealized gains are expected to be realized through interest margin.

As of June 30, 2006 and December 31, 2005, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing CDOs had remaining notional amounts of $850.3 million and $970.3 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at June 30, 2006 and December 31, 2005 was $23.2 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of June 30, 2006 and December 31, 2005, the unrealized losses on these Cap Agreements of $1.3 million and $9.9 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following June 30, 2006, $3.6 million of net unrealized gains are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.05% to 9.67% and average 5.36%. The Cap Agreements had an average maturity of 3.9 years as of June 30, 2006 and will expire between 2007 and 2013.

The Company hedges the funding of its Hybrid ARM Assets such that the Net Effective Duration is less than one year. At June 30, 2006, the financing and hedging of the Company’s Hybrid ARM Assets resulted in a Net Effective Duration of approximately 0.53 years while the financing and hedging of all of the Company’s ARM Assets resulted in a Net Effective Duration of approximately 0.52 years. This duration calculation suggests a low degree of portfolio price change based on small changes in interest rates, implying that the Company’s cash flow and earnings characteristics should be relatively stable as interest rates change.

Interest expense for the three- and six-month periods ended June 30, 2006 includes net receipts on Hybrid ARM Hedging Instruments of $78.2 million and $135.3 million, respectively. Interest expense for the same periods in 2005 includes net payments on Hybrid ARM Hedging Instruments of $8.8 million and $34.6 million, respectively.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at June 30, 2006 and December 31, 2005 was a net unrealized gain of $5.1 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $2.0 billion and $1.9 billion at June 30, 2006 and December 31, 2005, respectively.

The Company recorded a net gain of $15.6 million on Derivatives during the six months ended June 30, 2006. This gain consisted of a net gain of $16.0 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $1.6 million on commitments to purchase loans from correspondent lenders and bulk sellers. The Company recorded a net gain of $3.1 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $3.4 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $298,000 on Pipeline Hedging Instruments.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 23 different financial institutions, and as of June 30, 2006, had borrowed funds from 20 of these firms.

As of June 30, 2006, the Company had $23.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.33% and a weighted average remaining maturity of 3.3 months. As of December 31, 2005, the Company had $23.4 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 4.43% and a weighted average remaining maturity of 3.0 months. As of June 30, 2006, $22.6 billion of the Company’s borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from five to twelve months. The interest rates of these term Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $24.6 billion, including accrued interest, and cash totaling $1.7 million, collateralized the Reverse Repurchase Agreements at June 30, 2006.

At June 30, 2006, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$5,223,888
31 to 89 days	5,236,009
90 to 365 days	13,199,522

$23,659,419

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of June 30, 2006 and December 31, 2005, the Company had $7.6 billion and $5.0 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.22% and 4.38%, respectively, and a weighted average remaining maturity of 42 days and 18 days, respectively.

As of June 30, 2006 and December 31, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $8.1 billion and $5.3 billion, respectively, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,118,069	5.56%
Floating-rate financing with Cap Agreements (2)	5,444,210	5.56%
Fixed-rate financing (3)	8,162,129	4.95%

Total	$14,724,408	5.22%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $5.4 billion as of June 30, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.5 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.7 billion and fixed-rate financing of $1.1 billion as of June 30, 2006.

As of June 30, 2006, the CDOs were collateralized by ARM loans with a principal balance of $14.9 billion. The debt matures between 2033 and 2046 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately three years.

Whole Loan Financing Facilities

As of June 30, 2006, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of June 30, 2006, the Company had $415.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. As of December 31, 2005, the Company had $404.8 million borrowed against these whole loan financing facilities at an effective rate of 5.04%. The amount borrowed on the whole loan financing facilities at June 30, 2006 was collateralized by ARM loans with a carrying value of $435.3 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at June 30, 2006.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at June 30, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At June 30, 2006 and December 31, 2005, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premiums, was $304.4 million and $304.3 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of June 30, 2006, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

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

At June 30, 2006 and December 31, 2005, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs, was $232.9 million and $184.2 million, respectively, and had an effective cost of 7.70% and 7.65%, respectively, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of June 30, 2006, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $474.2 million and $243.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $876.4 million and $446.4 million for the six months ended June 30, 2006 and 2005, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$22,618,689	$22,618,689	$20,295,504	$20,295,504
Purchased Securitized Loans	7,221,812	7,221,812	6,839,004	6,839,004
Securitized ARM Loans	3,053,181	2,984,715	3,310,717	3,259,586
ARM Loans Collateralizing CDOs	14,993,189	14,816,739	10,396,961	10,321,685
ARM loans held for securitization	605,240	604,581	641,843	643,035
Hedging Instruments	919,251	919,251	493,074	493,074

Liabilities:
Reverse Repurchase Agreements	$23,659,419	$23,659,419	$23,390,079	$23,390,079
Asset-backed CP	7,597,000	7,597,000	4,990,000	4,990,000
CDOs	14,724,408	14,724,408	10,254,334	10,222,064
Whole loan financing facilities	415,857	415,857	404,827	404,827
Senior Notes	305,000	299,388	305,000	300,425
Subordinated Notes	240,000	240,000	190,000	190,000
Hedging Instruments	192,993	192,993	71,085	71,085

As of June 30, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

During the three- and six-month periods ended June 30, 2006, the Company issued 4,391,300 and 5,450,500 shares, respectively, of Common Stock through at-market and off-market transactions and received net proceeds of $122.0 million and $149.6 million, respectively, under a controlled equity offering program. During the same periods in 2006, the Company issued 95,000 and 260,000 shares, respectively, of Preferred Stock and received net proceeds of $2.3 million and $6.4 million, respectively.

During the three- and six-month periods ended June 30, 2006, the Company issued 1,110,159 and 2,822,101 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $29.9 million and $74.0 million, respectively.

As of June 30, 2006, $912.0 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On April 18, 2006, the Company declared the first quarter 2006 dividend of $0.68 per share of Common Stock, which was paid on May 16, 2006 to shareholders of record as of May 4, 2006.

On June 15, 2006, the Company declared the second quarter 2006 dividend of $0.50 per share of Preferred Stock, which was paid on July 17, 2006 to shareholders of record as of June 30, 2006.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized losses on Purchased ARM Assets	Unrealized gains on Hedging Instruments	Accumulated other comprehensive (loss) gain
Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(51,845)	57,609	5,764

Balance, June 30, 2005	$(229,182)	$144,231	$(84,951)

Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	(276,236)	300,293	24,057

Balance, June 30, 2006	$(813,746)	$690,286	$(123,460)

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of June 30, 2006, there were 1,605,601 DERs outstanding, all of which were vested, and 1,263,459 PSRs outstanding, of which 1,135,463 were vested. The Company recorded expenses associated with DERs and PSRs of $3.2 million for the quarters ended June 30, 2006 and 2005. The expense recorded in the second quarter of 2006 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $493,000 related to the amortization of unvested PSRs and $840,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. Of the expense recorded in the second quarter of 2005, $1.7 million was associated with dividend equivalents paid on DERs and PSRs, $481,000 related to the amortization of unvested PSRs and $1.0 million resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. During the six-month periods ended June 30, 2006 and 2005, the Company recorded an expense associated with DERs and PSRs in the amount of $6.5 million and $4.7 million, respectively.

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

The Management Agreement provides for an annual review of the Manager’s performance under the Management Agreement by the Company’s independent directors. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be activated.

During the quarters ended June 30, 2006 and 2005, the Company reimbursed the Manager $2.9 million and $1.8 million, respectively, for expenses in accordance with the terms of the Management Agreement. During the six months ended June 30, 2006 and 2005, the Company reimbursed the Manager $5.4 million and $3.4 million, respectively, for expenses. As of

June 30, 2006 and 2005, $4.1 million and $2.7 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended June 30, 2006 and 2005, the Company incurred base management fees of $6.0 million and $5.0 million, respectively, in accordance with the terms of the Management Agreement. For the six-month periods ended June 30, 2006 and 2005, the Company incurred base management fees of $11.8 million and $9.8 million, respectively. As of June 30, 2006 and 2005, $2.1 million and $1.8 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended June 30, 2006 and 2005, the Manager earned performance-based compensation in the amount of $7.2 million and $9.8 million, respectively. For the six-month periods ended June 30, 2006 and 2005, the Manager earned performance-based compensation in the amount of $16.2 million and $19.8 million, respectively. As of June 30, 2006 and 2005, $7.2 million and $9.8 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of June 30, 2006, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $48.3 million, had a weighted average interest rate of 4.84%, and maturities ranging between 2030 and 2036.

Note 10. Subsequent Events

On July 20, 2006, the Company declared the second quarter 2006 dividend of $0.68 per share of Common Stock, which is payable on August 16, 2006 to shareholders of record as of August 4, 2006.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM Assets for our portfolio using both equity capital and borrowed funds and finance them in such a way so as to achieve earnings and dividend stability as our primary objective, and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise Common Stock and access alternative sources of long-term capital such as Preferred Stock and unsecured debt that provide increased earnings to our existing Common Stock and (iii) to grow our assets relative to our existing capital base by pursuing non-recourse funding sources, relying less on Reverse Repurchase Agreements and more on CDOs to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Despite continued highly competitive pricing, industry-wide origination decreases and a more aggressive approach to granting credit by other mortgage lenders, our loan originations totaled $1.4 billion in the second quarter, up 31% from the same period last year. We expect our mortgage origination volumes will remain strong going forward based on the $839.8 million of loans in the fallout-adjusted pipeline at June 30, 2006, most of which we expect will close in the third quarter of 2006. Our correspondent relationships have increased 41% year-over-year and we now have approximately 269 correspondent partners across the country.

In the second quarter of 2006, we began originating loans through mortgage brokers, our wholesale channel. We remain confident that as this channel grows, it will become an attractive source of higher yielding loans for the Company. We also believe our entry into the wholesale business on a fully paperless and internet-based basis will offer improved levels of service within the industry. Leveraging the same strategy that has proven successful with correspondent lenders, including superior service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time.

We have also expanded our customer retention and referral program – The Thornburg Mortgage Exchange ProgramSM – as the earnings benefit of retaining an existing client is greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers can change the rate or other terms of their loans with a brief phone call and a small fee. Since 2002, we have modified 3,697 loans representing $2.0 billion. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can cash out equity from their homes. Our growing loan servicing portfolio, or client base, which grew 31% over the year ago period to $10.6 billion, should be a promising source for loan exchanges and new loans in the future. This servicing portfolio now represents 19,526 customers.

As part of our ARM Asset acquisition strategy in the current environment, we also set a target to acquire and/or originate $4.0 billion in High Quality Pay Option ARMs in 2006. In the second quarter, we acquired and originated $1.3 billion of these ARM loans, which, in conjunction with our first quarter acquisitions, achieved 55% of our annualized goal. Spreads on these assets are wider than on standard Hybrid ARMs, which should enhance profitability going forward. We believe our underwriting capabilities and extensive experience with jumbo and super jumbo loans will allow us to prudently acquire these assets at better risk-adjusted returns than are currently available through standard Hybrid ARM acquisitions. See additional discussion in the “General - Portfolio Strategies” section below.

Long-term Capital Growth. Our ability to increase long-term capital resulted in continued growth in asset acquisition activity, which contributed positively to our earnings during the second quarter of 2006. We raised $151.9 million of new common equity capital during the second quarter at an average net price of $27.60 per share. This new long-term capital will contribute to additional balance sheet and earnings growth in the future, principally through the acquisition and origination of high quality ARM Assets. Going forward, given the extraordinarily tight spread environment on ARM Assets, rate of return opportunities are lower than they have been previously and we may consider utilizing alternative lower cost, long-term capital sources such as Preferred Stock and unsecured debt to support future earnings and balance sheet growth.

Capital-Efficient CDO Transactions. Since CDOs represent long-term financing and have no margin call risk, they reduce our financing capital requirements and provide an additional source of balance sheet and earnings growth. Our financing capital requirement for CDOs is lowered to the capital required to support the financing which, in the aggregate, approximates 2% versus our customary 8% to 10% capital policy requirement for Reverse Repurchase Agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional high quality ARM Assets financed through recourse borrowings. In the second quarter of 2006, we completed CDO transactions totaling $2.8 billion that freed up an estimated $197.6 million of capital, which will allow us to acquire an additional $2.2 billion in ARM Assets during 2006.

Use of Excess Capital to Grow Interest Earning Assets. Beginning in the third quarter of 2005, we utilized a portion of our excess capital to increase our holdings of interest earning assets. By reducing our adjusted equity-to-assets ratio from an average of 8.96% during the second quarter of 2005 to an average of 8.23% during the second quarter of 2006, we were able to boost core earnings without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position and growing value of Hedging Instruments, which totaled $1.3 billion at June 30, 2006.

Consistent Profitability and Dividend Stability

Our earnings during the second quarter of 2006 reflect the continued difficult competitive and operating environment facing mortgage portfolio lenders, which has continued to put downward pressure on our Portfolio Margin and in turn our earnings results. Mortgage spreads over our cost of funds have continued to narrow across all of our asset acquisition channels as competition for mortgage assets has further intensified. Additionally, the Federal Funds rate increased 50 BPs during the quarter and has increased 425 BPs since January 2004, while the yield curve has responded by flattening with short-term rates shifting higher and longer-term rates increasing in smaller increments. Our approach to offsetting these competitive and market pressures remains the same – to grow our balance sheet using an array of asset acquisition, financing and capital strategies including employing our strong capital base while still managing interest rate and credit risk.

Our business model is designed to protect our profitability during periods of rising interest rates or flattening yield curves in that we fund our Hybrid ARM portfolio with fixed-rate borrowings of comparable duration. This strategy clearly reduced our net interest income and earnings potential in prior years, but has contributed positively to our objective of maintaining our earnings through this current rising interest rate cycle and flattening yield curve environment. Nevertheless, this environment has also created tighter spreads on ARM assets caused by reduced mortgage loan volume in general and intense competition for the volume that remains. As a result, our Portfolio Margin continued to decline in the second quarter resulting in earnings that were below the level required to maintain the current dividend on our Common Stock. While we believe that the strategies outlined above will improve our earnings over time, that improvement may not materialize quickly enough to cover the current dividend level by the end of 2006. For now, we remain committed to long-term dividend consistency, and intend, to the extent possible, to support the current dividend level with our undistributed taxable income should earnings fall short in the next several quarters. However, we may need to adjust the dividend level in 2007. After the payment of the second quarter dividend, we expect to have in reserve an estimated $0.24 per share of undistributed taxable income.

Prepayment activity remained constant in the second quarter with a CPR of 15%. Our quarterly premium amortization expense has remained manageable because the unamortized cost basis of our ARM portfolio is very low – 100.6% of par at June 30, 2006. This premium marks a historic low for us and will advantageously limit our exposure to prepayments should refinance activity increase in the future.

We possess a number of strategic advantages that allow us to generate consistent profitability over time. One of these strategic advantages is our low operating expense structure which is also variable generally based on ROE performance. During the second quarter of 2006, our operating expenses as a percent of average assets were 0.19%, compared to 0.29% for the same quarter of 2005. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC-insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokers, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. A significant component of our cost structure is based on performance which has declined over the past year, resulting in a comparable decline in operating expense as a percentage of assets. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities.

Our low operating cost structure has allowed us to reduce investment risk and invest only in High Quality ARM Assets. We elect to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. See additional discussion in the “Exceptional Credit Quality and Securitization” section below. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of June 30, 2006, 97.6% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into CDO financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and have loan loss reserves totaling $11.8 million, or 6 BP, at June 30, 2006. We did not experience any credit losses on our ARM Loans during the second quarter of 2006 and since 1997 have only experienced $174,000 in credit losses on loans we have originated or acquired.

Additionally, our High Quality ARM Assets includes Purchased Securitized Loans, which are “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, our due diligence process allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.3 million, or 20 BP, at June 30, 2006.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on the market value of our portfolio, and therefore on earnings. As of June 30, 2006, we had $42.7 billion of Hybrid ARM Assets and had entered into Swap Agreements and Eurodollar Transactions with notional balances totaling $34.2 billion and delayed Swap Agreements with notional balances totaling $8.5 billion that become effective between July 2006 and June 2009. These delayed Swap Agreements have been entered into to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at June 30, 2006. Additionally, at June 30, 2006, we had Cap Agreements with aggregate net notional balances of $850.3 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 3.05% to 9.67%, and on average 5.36%. During the quarter ended June 30, 2006, we received payments of $3.0 million related to these Cap Agreements. As of June 30, 2006, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.53 years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately 0.52 years.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM Assets in order to stabilize earnings during periods of rising interest rates. As we acquire ARM Assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM Assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM Assets. Given the prepayment uncertainties on our ARM Assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM Assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 58.

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and Reverse Repurchase Agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on Reverse Repurchase Agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through Reverse Repurchase Agreements. At June 30, 2006, Reverse Repurchase Agreements accounted for only 50% of our borrowings, while CDOs represented 31% and our Asset-backed CP facility accounted for 16%. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the future.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “confidence” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2005 Annual Report on Form 10-K under the section entitled “Risk Factors”. We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•

The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on a quarterly basis, 2) reviews our budget and five-year strategic plan annually and 3) performs an annual review of the Manager’s compensation, performance and implementation of our strategic plan.

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

You may also find the Code of Conduct, the Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of the Board of Directors at our website under the “Investor Information – Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501, or by phoning us at 1-888-898-8698.

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

•

Revenue Recognition. Interest income on ARM Assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM Assets are amortized into interest income over the estimated lives of the assets in accordance with FASB 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method adjusted for the effects of actual and future estimated prepayments. The use of these methods requires us to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There is no assurance that the assumptions we use to estimate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $342.1 million at June 30, 2006 for 5% and 10% increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 5%	$(6,277)
Prepayment assumption increased by 10%	$(12,211)
Prepayment assumption decreased by 5%	$5,519
Prepayment assumption decreased by 10%	$10,994

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

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses on Purchased ARM Assets of $820.7 million at June 30, 2006 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at June 30, 2006 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves (in thousands)
Default assumption increased by 5%	$1,351
Default assumption decreased by 5%	$(1,352)
Loss severity assumption increased by 5%	$2,986
Loss severity assumption decreased by 5%	$(2,986)

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

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. We adopted SFAS 156 on January 1, 2006 and have not recognized any servicing assets or liabilities in connection with our securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. We did not elect to measure our previously existing servicing assets at fair value and continue to measure them at the lower of cost or market value.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In the context of SFAS 155, hybrid financial instruments refers to financial instruments that contain embedded derivatives. Our Hybrid ARM Assets and Hybrid ARM Hedging Instruments are not hybrid financial instruments in the context of SFAS 155. In general, SFAS 155 will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS 133. SFAS 155 will become effective for us beginning January 1, 2007. We do not believe that SFAS 155 will have a material effect on our financial condition, results of operations, or liquidity.

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, CDOs and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 45 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire Purchased ARM Securities and ARM loans from investment banking firms, broker-dealers, mortgage bankers, banks, savings and loan institutions, credit unions, home builders and other entities involved in originating, securitizing, packaging and selling mortgage loans. We believe we have a competitive advantage in acquiring and investing in these ARM Assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We acquire and originate ARM loans for our portfolio primarily through our correspondent lending program, which currently includes approximately 269 approved correspondents. In the second quarter of 2006, we began originating ARM loans through our wholesale channel and had 25 approved mortgage brokers at June 30, 2006. Our retail lending channel and other lending partners originate ARM loans through direct contact with consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

In 2006, we began acquiring and originating High Quality Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. We expect the number of delinquencies related to Pay Option ARMs to be greater than those related to Traditional and Hybrid ARMs; however, we do not expect our credit losses to increase. We believe that our pricing, underwriting, appraisal, and other processes are sufficient to manage the potential credit risks that have been associated with Pay Option ARMs. Specifically, when qualifying a borrower, we evaluate the borrower’s ability to make fully amortizing monthly payments, even if the borrower has the option to make lower monthly payments.

In the second quarter of 2006, our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years was limited to no more than 50% of our total assets. In July 2006, the Board of Directors removed this limitation in response to consumer preference for longer-term Hybrid ARM products in the current interest rate environment. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of June 30, 2006, we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale loan originations, (iii) direct retail originations and (iv) bulk acquisitions. Correspondent lending involves acquiring individual loans from lending partners which we have approved and which originate the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Wholesale loan originations are loans that are sourced from approved mortgage brokers and mortgage lenders that we fund. Direct retail loan originations are loans that we originate through lending partners or directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers pay fees to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. During the second quarter of 2006, we modified 269 loans with balances totaling $147.7 million. At June 30, 2006, the pipeline of loans to be modified totaled $89.6 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can cash out equity from their homes..

Financing Strategies

We finance our ARM Assets using Common and Preferred equity capital, unsecured debt, CDOs and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a more diversified funding mix including Asset-backed CP, CDOs and Reverse Repurchase Agreements.

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

We have also financed the origination and purchase of ARM Assets by issuing hedged floating-rate and fixed-rate CDOs in the capital markets. The CDOs are collateralized by ARM loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the Reverse Repurchase Agreement or Asset-backed CP markets. These transactions are a long-term form of financing and are not subject to margin calls or disruptions in the asset-backed financing market.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 45 and the calculation of our Adjusted Equity-to-Assets Ratio on page 46.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. A shorter Net Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We also enter into Eurodollar Transactions in order to fix the interest rate changes on our forecasted three-month LIBOR-based liabilities. Each Eurodollar futures contract is a three-month contract with a price that represents the forecasted three-month LIBOR rate. Selling Eurodollar futures contracts locks in a future interest rate. The difference between these two values results in a gain or loss that offsets the change in the three-month LIBOR rate and “locks-in” the forecasted three-month LIBOR rate for financing purposes. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of June 30, 2006, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.5 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.53 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At June 30, 2006, we held total assets of $49.9 billion, $48.5 billion of which consisted of ARM Assets. That compares to $42.5 billion in total assets and $41.5 billion of ARM Assets at December 31, 2005. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM loans generally originated to “A quality” underwriting standards. At June 30, 2006, 96.0% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at June 30, 2006 and December 31, 2005 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	June 30, 2006
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,812,471		6.1%	$569		0.0%	$1,813,040	3.7%
Non-Agency ARM Assets:
AAA/Aaa Rating	26,874,181		90.0	17,874,165	(1)	95.8	44,748,346	92.4
AA/Aa Rating	695,610		2.3	39,914	(1)	0.2	735,524	1.5

Total Non-Agency ARM Assets	27,569,791		92.3	17,914,079		96.0	45,483,870	93.9

Total High Quality	29,382,262		98.4	17,914,648		96.0	47,296,910	97.6

Other Investments
Non-Agency ARM Assets:
A Rating	258,528		0.9	30,651		0.2	289,179	0.6
BBB/Baa Rating	143,741		0.5	18,233		0.1	161,974	0.3
BB/Ba Rating and Below	55,970	(2)	0.2	94,343	(1)	0.5	150,313	0.3
ARM loans pending securitization	—		—	605,490		3.2	605,490	1.2

Total Other Investments	458,239		1.6	748,717		4.0	1,206,956	2.4

Loan Loss Reserves	—		—	(11,755)		(0.0)	(11,755)	(0.0)

Total ARM Portfolio	$29,840,501		100.0%	$18,651,610		100.0%	$48,492,111	100.0%

(1)	As of June 30, 2006, the Investment Grade classes of ARM Loans Collateralizing CDOs had been credit-enhanced through overcollateralization and subordination in the amount of $130.6 million.
(2)

As of June 30, 2006, we had total non-accretable discounts of $15.3 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

	December 31, 2005
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,842,998		6.8%	$706		0.0%	$1,843,704	4.4%
Non-Agency ARM Assets:
AAA/Aaa Rating	24,441,684		90.0	13,550,974	(1)	94.5	37,992,658	91.6
AA/Aa Rating	542,681		2.0	59,387	(1)	0.4	602,068	1.4

Total Non-Agency ARM Assets	24,984,365		92.0	13,610,361		94.9	38,594,726	93.0

Total High Quality	26,827,363		98.8	13,611,067		94.9	40,438,430	97.4

Other Investments
Non-Agency ARM Assets:
A Rating	182,199		0.7	34,125		0.2	216,324	0.5
BBB/Baa Rating	76,261		0.3	20,821		0.1	97,082	0.2
BB/Ba Rating and Below	48,685	(2)	0.2	52,164	(1)	0.4	100,849	0.3
ARM loans pending securitization	—		0.0	642,093		4.5	642,093	1.6

Total Other Investments	307,145		1.2	749,203		5.2	1,056,348	2.6

Loan Loss Reserves	—		0.0	(10,749)		(0.1)	(10,749)	(0.0)

Total ARM Portfolio	$27,134,508		100.0%	$14,349,521		100.0%	$41,484,029	100.0%

(1)	As of December 31, 2005, the Investment Grade classes of ARM Loans Collateralizing CDOs had been credit-enhanced through overcollateralization and subordination in the amount of $67.3 million.
(2)

As of December 31, 2005, we had total non-accretable discounts of $11.6 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

As of June 30, 2006, 18 of the 33,456 loans in our $18.7 billion ARM Loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $8.1 million. At June 30, 2006, we had three real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $793,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from these loans as well as losses inherent in the ARM loan portfolio at June 30, 2006.

At June 30, 2006, our Purchased Securitized Loans totaled $7.2 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2006, 46 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $25.7 million. We believe the losses inherent in our Purchased Securitized Loan portfolio at June 30, 2006 are appropriately reflected in the fair value of these assets.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of June 30, 2006. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $18.7 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$569,488	$14,000,000	$13,190
Unpaid principal balance	$554,885	$14,000,000	$11
Coupon rate on loans	5.60%	9.13%	1.00%
Pass-through rate	5.32%	8.60%	0.62%
Pass-through margin	1.85%	4.92%	0.35%
Lifetime cap	10.61%	18.20%	7.25%
Original term (months)	361	480	120
Remaining term (months)	342	480	1

Geographic distribution (top 5 states):		Property type:
California	33.2%	Single-family	82.8%
New York	8.1	Condominium	14.2
Florida	7.9	Other residential	3.0
Colorado	7.0
Georgia	5.6	ARM Loan type:
		Pay Option ARM loans	6.9%
Occupancy status:		Traditional ARM loans	6.5
Owner occupied	77.4%	Hybrid ARM loans	86.6
Second home	14.1
Investor	8.5	ARM interest rate caps:
		Initial cap on Hybrid ARM loans:
Documentation type:		3.00% or less	3.9%
Full/alternative	85.9%	3.01%-4.00%	7.8
Stated income/no ratio	14.1	4.01%-5.00%	65.6
		5.01%-6.00%	9.2
Loan purpose:
Purchase	49.6%	Periodic cap on Traditional ARM loans:
Cash out refinance	28.8	None	9.8%
Rate & term refinance	21.6	1.00% or less	2.1
		Over 1.00%	1.6
Unpaid principal balance:
$417,000 or less	21.5%	Percent of interest-only loan balances:	83.7%
$417,001 to $650,000	23.4
$650,001 to $1,000,000	20.1	Weighted average length of interest-only period:	9.4 years
$1,000,001 to $2,000,000	22.8
$2,000,001 to $3,000,000	6.4
Over $3,000,001	5.8	FICO scores:
		801 and over	4.2%
Original effective loan-to-value:		751 to 800	43.7
80.01% and over	1.2%	701 to 750	33.6
70.01%-80.00%	46.1	651 to 700	16.5
60.01%-70.00%	25.0	650 or less	2.0
50.01%-60.00%	13.6
50.00% or less	14.1	Weighted average FICO score:	746

Weighted average effective original loan-to-value:	67.0%

As of June 30, 2006 and December 31, 2005, we serviced $10.6 billion and $9.2 billion of our loans, respectively, and had 19,526 and 18,070 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing CDOs or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	June 30, 2006		December 31, 2005
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,139,394	4.4%	$2,570,289	6.2%
Six-month LIBOR	473,227	1.0	306,167	0.7
MTA	2,185,405	4.5	15,542	0.0
Other	1,045,120	2.2	309,546	0.8

	5,843,146	12.1	3,201,544	7.7

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	8,221,815	16.9	8,278,786	20.0
Over 3 years – 5 years	11,345,228	23.4	13,442,861	32.4
Over 5 years	23,093,677	47.6	16,571,587	39.9

	42,660,720	87.9	38,293,234	92.3
Loan Loss Reserves	(11,755)	(0.0)	(10,749)	(0.0)

	$48,492,111	100.0%	$41,484,029	100.0%

The ARM portfolio had a weighted average coupon of 5.29% at June 30, 2006. This consisted of a weighted average coupon of 5.18% on the Hybrid ARM Assets and a weighted average coupon of 6.33% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.44%, based upon the composition of the portfolio and the applicable indices at June 30, 2006. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.79%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At June 30, 2006, the current yield of the ARM Assets portfolio was 5.05% up from 4.62% as of December 31, 2005. The increase in the yield of 43 BPs as of June 30, 2006, compared to December 31, 2005, is primarily due to a 35 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and an 8 BP increase due to lower net premium amortization and payments receivable due to lower prepayments.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 87.9% of the total ARM portfolio, or $42.7 billion, at June 30, 2006 compared to 92.3%, or $38.3 billion as of December 31, 2005. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of June 30, 2006, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.53 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.52 years.

As of June 30, 2006 and December 31, 2005, we were counterparty to Swap Agreements and Eurodollar Transactions having an aggregate notional balance of $34.2 billion and $32.0 billion, respectively. In addition, as of June 30, 2006, we had entered into delayed Swap Agreements with notional balances totaling $8.5 billion that will become effective between July 2006 and June 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at June 30, 2006. As of June 30, 2006, our Swap Agreements and Eurodollar Transactions had a weighted average maturity of 3.5 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements and Eurodollar Transactions was 4.18% and 3.79% at June 30, 2006 and December 31, 2005, respectively. The net unrealized gain on Swap Agreements at June 30, 2006 of $692.3 million included Swap Agreements with gross unrealized gains of $695.7 million and gross unrealized losses of $3.5 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of June 30, 2006, the net unrealized gain on Swap Agreements and deferred gains and losses on Eurodollar Transactions recorded in accumulated other comprehensive income (loss) was a net gain of $691.6 million. Over the next twelve months, $358.7 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of June 30, 2006 and December, 31, 2005, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets had remaining notional amounts of $850.3 million and $970.3 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2006 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $371.1 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at June 30, 2006 and December, 31, 2005 was $23.2 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of June 30, 2006, the unrealized loss on these Cap Agreements of $1.3 million was included in accumulated other comprehensive income (loss). In the twelve month period following June 30, 2006, a $3.6 million gain is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.05% to 9.67% and average 5.36%. The Cap Agreements had an average maturity of 3.9 years as of June 30, 2006 and will expire between 2007 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of June 30, 2006 and the balance of these same Hybrid ARM Hedging Instruments as of June 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of June 30,
	2006	2007	2008	2009	2010	2011
Swap Agreements:
Balance-guaranteed (1) (3)	$1,457,612	$1,059,827	$475,618	$273,874	$116,933	$18,400
Other (2)	32,691,532	23,919,735	14,067,379	8,781,795	5,575,776	2,765,196

	34,149,144	24,979,562	14,542,997	9,055,669	5,692,709	2,783,596

Eurodollar Transactions (2)	35,000	—	—	—	—	—
Cap Agreements (1) (3)	850,344	699,342	484,070	322,008	219,716	213,015

	$35,034,488	$25,678,904	$15,027,067	$9,377,677	$5,912,425	$2,996,611

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of June 30, 2006 and as of June 30 for each of the following five years (in thousands):

	As of June 30,
	2006	2007	2008	2009	2010	2011
Swap Agreements	$1,457,612	$1,154,552	$551,810	$328,352	$149,149	$24,510
Cap Agreements	850,344	794,136	499,415	337,864	244,389	243,137

	$2,307,956	$1,948,688	$1,051,225	$666,216	$393,538	$267,647

The fair value of the Pipeline Hedging Instruments at June 30, 2006 and December 31, 2005 was a net unrealized gain of $5.1 million and a net unrealized loss of $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $2.0 billion and $1.9 billion at June 30, 2006 and December 31, 2005, respectively. We recorded a net gain of $15.6 million on Derivatives during the six months ended June 30, 2006. This gain consisted of a net gain of $16.0 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $1.6 million on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $3.1 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $3.4 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $298,000 on Pipeline Hedging Instruments. The net gain of $9.1 million on Derivatives during the three months ended June 30, 2006 consisted of a net gain of $7.7 million on Pipeline Hedging Instruments and a net gain of $1.4 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net gain of $1.8 million on Derivatives during the three months ended June 30, 2005 consisted of a net gain of $9.2 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $7.4 million on Pipeline Hedging Instruments. The net gain on derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and the company’s pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on derivatives in a particular reporting period.

Thus far in 2006 mortgage spreads have declined which has had the effect of increasing the value of the commitments to purchase loans in the pipeline relative to changes in interest rates. At the same time the company has maintained a short bias in its pipeline hedging strategy which coupled with consistent fallout in the pipeline and rising interest rates has resulted in a larger gain on pipeline hedging instruments than would have occurred if our pipeline hedging strategy had been neutral.

Additionally, the size of the pipeline was larger than has been the case in past periods due to bulk loan purchase activity, which in conjunction with the existence of positive pricing factors on both the pipeline hedging instruments and the commitments to purchase loans produced a larger than expected net gain on derivatives

Asset Acquisitions

During the quarter ended June 30, 2006, we purchased $3.2 billion of Purchased ARM Assets, 97.2% of which were High Quality assets and $2.7 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired during the second quarter of 2006, 77.8% were Hybrid ARM Assets and 22.2% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-and six-month periods ended June 30, 2006 and 2005 (dollar amounts in thousands):

	For the three months ended
	June 30, 2006		June 30, 2005
ARM securities:
Agency Securities	$231,197	4.0%	$—	0.0%
High Quality, privately issued	2,844,702	48.6	4,921,678	76.9
Other privately issued	88,290	1.5	53,026	0.8

	3,164,189	54.1	4,974,704	77.7

ARM loans:
Bulk acquisitions	1,250,075	21.4	332,235	5.2
Correspondent originations	1,386,808	23.7	1,029,157	16.1
Direct retail originations	41,603	0.7	66,932	1.0
Wholesale originations	3,770	0.1	—	0.0

	2,682,256	45.9	1,428,324	22.3

Total acquisitions	$5,846,445	100.0%	$6,403,028	100.0%

	For the six months ended
	June 30, 2006		June 30, 2005
ARM securities:
Agency Securities	$231,197	2.0%	$—	0.0%
High Quality, privately issued	5,601,188	48.8	7,540,298	73.7
Other privately issued	161,094	1.4	105,554	1.0

	5,993,479	52.2	7,645,852	74.7

ARM loans:
Bulk acquisitions	2,611,581	22.8	332,235	3.2
Correspondent originations	2,763,361	24.1	2,143,720	20.9
Direct retail originations	106,793	0.9	127,807	1.2
Wholesale originations	3,770	0.0	—	0.0

	5,485,505	47.8	2,603,762	25.3

Total acquisitions	$11,478,984	100.0%	$10,249,614	100.0%

As of June 30, 2006, we had commitments to purchase $214.9 million of ARM securities and $2.0 billion of ARM loans. At June 30, 2006, we used a 21.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended June 30, 2006, we securitized $2.8 billion of our ARM loans into two CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $130.5 million of the resulting securities for our ARM Loan portfolio and financed $2.7 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of June 30, 2006 and December 31, 2005, we held $15.0 billion and $10.4 billion, respectively, of ARM Loans Collateralizing CDOs. As of June 30, 2006 and December 31, 2005, we held $3.1 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended June 30, 2006, our mortgage assets paid down at an approximate average annualized CPR of 15%, compared to 22% for the quarter ended December 31, 2005 and 25% for the quarter ended June 30, 2005. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At June 30, 2006 and December 31, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the quarter ended June 30, 2006 consisted of Reverse Repurchase Agreements, Asset-backed CP, CDOs and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM Assets. The Reverse Repurchase Agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates refinancing and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into Reverse Repurchase Agreements with 23 different financial institutions and on June 30, 2006, had borrowed funds from 20 of these firms. At June 30, 2006, we had $23.7 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate of 5.33% and a weighted average remaining term to maturity of 3.3 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of June 30, 2006, we had $7.6 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.22% and a weighted average remaining maturity of 42 days.

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

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM Loans Collateralizing CDOs are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of June 30, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,118,069	5.56%
Floating-rate financing with Cap Agreements (2)	5,444,210	5.56%
Fixed-rate financing (3)	8,162,129	4.95%

Total	$14,724,408	5.22%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $5.4 billion as of June 30, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.5 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.7 billion and fixed-rate financing of $1.1 billion as of June 30, 2006.

As of June 30, 2006, the CDOs were collateralized by ARM loans with a principal balance of $14.9 billion. The debt matures between 2033 and 2046 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately three years.

As of June 30, 2006, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between July 2006 and February 2007. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of June 30, 2006, we had $415.9 million borrowed against these whole loan financing facilities at an effective cost of 5.91%.

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

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 2.9 months as of June 30, 2006), need to be rolled over at each maturity and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

As we increase our use of CDOs, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because CDOs represent long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with CDOs from our operating capital ratio. Because the CDOs only require approximately 2% of equity capital to support the transactions, versus the minimum 8% policy requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional ARM Assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as accumulated other comprehensive income (loss), from our equity accounts and we include our Senior Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Assets	$49,910,921	$42,507,741
Adjustments:
Net unrealized loss on Purchased ARM Assets	813,746	537,510
Net unrealized gain on Hedging Instruments	(768,256)	(393,583)
ARM Loans Collateralizing CDOs	(14,993,189)	(10,396,961)
Cap Agreements	(98,203)	(54,241)

Adjusted assets	$34,865,019	$32,200,466

Shareholders’ equity	$2,522,322	$2,207,086
Adjustments:
Accumulated other comprehensive loss	123,460	147,517
Equity supporting CDOs:
CDOs	14,724,408	10,254,334
ARM Loans Collateralizing CDOs	(14,993,189)	(10,396,961)
Cap Agreements	(98,203)	(54,241)

	(366,984)	(196,868)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000

Adjusted shareholders’ equity	$2,823,798	$2,652,735

Adjusted equity-to-assets ratio	8.10%	8.24%

GAAP equity-to-assets ratio	5.05%	5.19%

Ratio of historical equity-to-average quarterly assets	5.60%	5.76%

Ratio of long-term equity to historical assets	6.39%	6.68%

Estimated total risk-based capital /risk-weighted assets	20.08%	21.33%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $31.5 billion instead of the $49.9 billion of assets owned as of June 30, 2006. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

Equity Transactions

During the three-month period ended June 30, 2006, we issued 4,391,300 shares of Common Stock and 95,000 shares of Preferred Stock through at-market and off-market transactions and received net proceeds of $122.0 million and $2.3 million, respectively, under a controlled equity offering program.

During the three-month period ended June 30, 2006, we issued 1,110,159 shares of Common Stock under the DRSPP and received net proceeds of $29.9 million.

Off-Balance Sheet Commitments

As of June 30, 2006, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM Assets (in thousands):

ARM securities – agency	$214,906
ARM loans – bulk acquisitions	1,187,589
ARM loans – correspondent originations	798,748
ARM loans – direct originations	37,127
ARM loans – wholesale originations	3,936

$2,242,306

Contractual Obligations

As of June 30, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$23,659,419	$23,659,419	$—	$—	$—
Asset-backed CP	7,597,000	7,597,000	—	—	—
CDOs (1)	14,724,408	36,690	93,970	129,817	14,463,931
Whole loan financing facilities	415,857	415,857	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$46,941,684	$31,708,966	$93,970	$129,817	$15,008,931

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

Results of Operations For the Three Months Ended June 30, 2006

For the quarter ended June 30, 2006, our net income was $69.7 million, or $0.61 EPS, based on weighted average shares of Common Stock outstanding of 110,992,000. That compares to $68.5 million, or $0.70 EPS for the quarter ended June 30, 2005, based on weighted average shares of Common Stock outstanding of 96,565,000, a 12.9% decrease in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Jun 30, 2004	19.94%	0.58%	1.06%	2.29%	0.39%	0.00%	15.62%
Sep 30, 2004	18.76%	1.43%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.84%	1.10%	1.06%	2.23%	(0.86)%	0.00%	15.31%
Mar 31, 2005	17.91%	0.74%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.78%	1.34%	1.10%	1.72%	(1.10)%	0.45%	13.27%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined in the second quarter of 2006 compared to the same period in 2005 primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the quarters ended June 30, 2006 and 2005:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended June 30,
	2006	2005
Coupon interest income on ARM Assets	$600,624	$352,899
Amortization of net premium	(22,199)	(22,402)
Cash and cash equivalents	1,117	412

Interest income	579,542	330,909

Reverse Repurchase Agreements and Asset-backed CP	384,500	173,844
CDOs	164,254	55,659
Whole loan financing facilities	18,118	5,617
Senior Notes	6,133	6,134
Subordinated Notes	4,540	—
Hedging Instruments	(78,243)	8,767

Interest expense	499,302	250,021

Net interest income	$80,240	$80,888

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$46,071,011	5.02%	$578,425	$30,808,627	4.29%	$330,497
Cash and cash equivalents	112,040	3.99	1,117	45,721	3.60	412

	46,183,051	5.02	579,542	30,854,348	4.29	330,909

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	30,359,758	5.07	384,500	22,053,415	3.15	173,844
Plus: Cost of Hedging Instruments (2)		(0.97)	(73,495)		0.07	3,920

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.10	311,005		3.22	177,764

CDOs	12,412,183	5.29	164,254	6,109,865	3.64	55,659
Plus: Cost of Hedging Instruments (2)		(0.15)	(4,748)		0.32	4,847

Hedged CDOs		5.14	159,506		3.96	60,506

Whole loan financing facilities	1,253,858	5.78	18,118	594,922	3.78	5,617
Senior and Subordinated Notes	545,000	7.83	10,673	304,209	8.07	6,134

	44,570,799	4.48	499,302	29,062,411	3.44	250,021

Net Interest-Earning Assets and Spread	$1,612,252	0.54%	$80,240	$1,791,937	0.85%	$80,888

Yield on Net Interest-Earning Assets (3)		0.69%			1.05%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $34.2 billion and $24.2 billion as of June 30, 2006 and 2005, respectively, and Cap Agreements with notional balances of $850.3 million and $1.1 billion as of June 30, 2006 and 2005, respectively.

(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance Three Months ended June 30, 2006 versus 2005
	Rate	Volume	Total
Interest income:
ARM Assets	$56,308	$191,620	$247,928
Cash and cash equivalents	44	661	705

	56,352	192,281	248,633

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	48,151	85,090	133,241
CDOs	18,010	80,990	99,000
Whole loan financing facilities	2,980	9,521	12,501
Senior and Subordinated Notes	(177)	4,716	4,539

	68,964	180,317	249,281

Net interest income	$(12,612)	$11,964	$(648)

Net interest income decreased $648,000 in the second quarter of 2006, compared to the same quarter of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the second quarter of 2006 compared to the same period of 2005 increased net interest income in the amount of $12.0 million. The average balance of our interest-earning assets was $46.2 billion during the quarter ended June 30, 2006, compared to $30.9 billion during the same period of 2005 — an increase of 49.7%. As a result of the yield on our interest-earning assets increasing to 5.02% during the second quarter of 2006 from 4.29% during the same quarter of 2005, an increase of 73 BPs, and our cost of funds increasing to 4.48% from 3.44% during the same period, an increase of 104 BPs, there was a net unfavorable rate variance of $12.6 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Jun 30, 2004	$22,628	4.25%	0.41%	3.84%	2.72%	1.12%	1.31%
Sep 30, 2004	$24,450	4.30%	0.38%	3.92%	2.93%	0.99%	1.17%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.15%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.21%	0.19%	5.02%	4.48%	0.54%	0.69%

(1)	Yield on Net Interest-Earning Assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Jun 30, 2004	0.29%	0.10%	0.02%	0.41%
Sep 30, 2004	0.30%	0.08%	0.00%	0.38%
Dec 31, 2004	0.30%	0.07%	(0.02)%	0.35%
Mar 31, 2005	0.32%	0.07%	(0.01)%	0.36%
Jun 30, 2005	0.35%	0.06%	(0.05)%	0.36%
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

As of June 30, 2006, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 38.5% of our portfolio of ARM Assets or $18.7 billion. During the second quarters of 2006 and 2005, we recorded loan loss provisions totaling $505,000 and $180,000, respectively, to reserve for estimated credit losses on ARM Loans.

At June 30, 2006 and December 31, 2005, our Purchased Securitized Loans totaled $7.2 billion and $6.8 billion, respectively. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2006, 46 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $25.7 million. Activity in non-accretable discounts for the three month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	2006	2005
Balance at beginning of period	$15,251	$7,991
Increase for securities purchased	—	865
Reclassifications to accretable discount	—	(860)

Balance at end of period	$15,251	$7,996

We recorded a net gain of $9.1 million on Derivatives during the second quarter of 2006, which consisted of a net gain of $7.7 million on Pipeline Hedging Instruments and a net gain of $1.4 million on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $1.8 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $9.2 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $7.4 million on Pipeline Hedging Instruments.

We did not sell any ARM Assets during the quarter ended June 30, 2006. We realized a gain of $5.9 million on the sale of $729.2 million of ARM Assets during the quarter ended June 30, 2005.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Jun 30, 2004	0.07%	0.15%	0.06%	0.28%
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%

The most significant decrease to our operating expenses for the quarter ended June 30, 2006 compared to June 30, 2005 was the $2.6 million decrease in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement which was partially offset by the $992,000 increase in base management fee and the $787,000 increase in expenses related to expanded operations of TMHL. Our ROE prior to the effect of the performance-based fee of $7.2 million for the second quarter of 2006 was 12.85%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 6.07%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the quarter ended June 30, 2006, which includes the effect of the performance-based fee of $7.2 million, was 11.61%.

Results of Operations For the Six Months Ended June 30, 2006

For the six months ended June 30, 2006, our net income was $142.1 million, or $1.26 EPS, based on weighted average shares outstanding of 108,618,000. That compares to $136.0 million, or $1.42 EPS for the six months ended June 30, 2005, based on weighted average shares outstanding of 94,869,000, an 11.3% decrease in our EPS.

Our ROE was 12.40% for the six months ended June 30, 2006 compared to 14.11% for the same period in 2005. Our ROE decline in the first six months of 2006 compared to the same period in 2005 was primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the six months ended June 30, 2006 and 2005:

Comparative Net Interest Income Components

(in thousands)

	For the six months ended June 30,
	2006	2005
Coupon interest income on ARM Assets	$1,144,471	$679,073
Amortization of net premium	(42,889)	(41,314)
Cash and cash equivalents	1,716	1,120

Interest income	1,103,298	638,879

Reverse Repurchase Agreements and Asset-backed CP	715,773	309,607
CDOs	304,428	107,279
Whole loan financing facilities	29,170	11,166
Senior Notes	12,266	12,268
Subordinated Notes	8,098	—
Hedging Instruments	(135,298)	34,593

Interest expense	934,437	474,913

Net interest income	$168,861	$163,966

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the six months ended June 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$44,425,511	4.96%	$1,101,582	$30,068,357	4.24%	$637,759
Cash and cash equivalents	86,330	3.98	1,716	65,639	3.41	1,120

	44,511,841	4.96	1,103,298	30,133,996	4.24	638,879

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	29,453,982	4.86	715,773	21,136,011	2.93	309,607
Plus: Cost of Hedging Instruments (2)		(0.87)	(128,140)		0.20	21,582

Hedged Reverse Repurchase Agreements and Asset-backed CP		3.99	587,633		3.13	331,189

CDOs	11,880,715	5.12	304,428	6,304,129	3.40	107,279
Plus: Cost of Hedging Instruments (2)		(0.12)	(7,158)		0.41	13,011

Hedged CDOs		5.00	297,270		3.82	120,290

Whole loan financing facilities	1,031,087	5.66	29,170	639,033	3.49	11,166
Senior and Subordinated Notes	520,538	7.82	20,364	304,194	8.07	12,268

	42,886,322	4.36	934,437	28,383,367	3.35	474,913

Net Interest-Earning Assets and Spread	$1,625,519	0.60%	$168,861	$1,750,629	0.89%	$163,966

Yield on Net Interest-Earning Assets (3)		0.76%			1.09%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements and Eurodollar Transactions with notional balances of $34.2 billion and $24.2 billion as of June 30, 2006 and 2005, respectively, and Cap Agreements with notional balances of $850.3 million and $1.1 billion as of June 30, 2006 and 2005, respectively.

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance Six Months ended June 30, 2006 versus 2005
	Rate	Volume	Total
Interest income:
ARM Assets	$107,821	$356,002	$463,823
Cash and cash equivalents	185	411	596

	108,006	356,413	464,419

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	90,492	165,952	256,444
CDOs	37,448	139,532	176,980
Whole loan financing facilities	6,914	11,090	18,004
Senior and Subordinated Notes	(369)	8,465	8,096

	134,485	325,039	459,524

Net interest income	$(26,479)	$31,374	$4,895

Net interest income increased $4.9 million in the six months ended June 30, 2006, compared to the same period of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first six months of 2006 compared to the same period of 2005 increased net interest income in the amount of $31.4 million. The average balance of our interest-earning assets was $44.5 billion during the six months ended June 30, 2006, compared to $30.1 billion during the same period of 2005 — an increase of 47.7%. As a result of the yield on our interest-earning assets increasing to 4.96% during the first six months of 2006 from 4.24% during the same period of 2005, an increase of 72 BPs, and our cost of funds increasing to 4.36% from 3.35% during the same period, an increase of 101 BPs, there was a net unfavorable rate variance of $26.5 million.

For the six months ended June 30, 2006, our ratio of operating expenses to average assets was 0.21%, compared to 0.29% for the same period in 2005. The most significant increases to our operating expenses for the six months ended June 30, 2006 compared to June 30, 2005 were the $3.6 million increase in expenses related to expanded operations of TMHL, the $2.1 million increase in base management fees and the $1.9 million increase in the expenses associated with our long-term incentive awards partially offset by a $3.6 million decrease in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement. Our ROE prior to the effect of the performance-based fee of $16.2 million for the first six months of 2006 was 13.87%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.82%. Our GAAP ROE for the six months ended June 30, 2006, which includes the effect of the performance-based fee of $16.2 million, was 12.40%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 BP shift in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2006. The other three scenarios assume interest rates are instantaneously 100 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of June 30, 2006.

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

Net Portfolio Effective Duration

June 30, 2006

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.89 Years	0.66 Years	1.15 Years	1.35 Years
Hybrid ARMs	2.76	2.16	3.19	3.40

Total ARM Assets	2.49	1.94	2.89	3.10

Borrowings and hedges	(1.63)	(1.65)	(1.61)	(1.59)

Net Portfolio Effective Duration	0.52 Years	0.22 Years	0.74 Years	0.86 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.6, 3.1 and 2.5 years respectively.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior and defaults, changes in the shape of the yield curve, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

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

At June 30, 2006, based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in prepayment speeds as interest rates change, was 8.29%, (5.55)% and (7.60)%, respectively, of projected net income for the twelve months ended June 30, 2007. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM Assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM Assets. Additionally, interest rates on Traditional ARM Assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), or indices may be based on weighted averages rather than current rates, while our borrowings do not have similar limitations. At June 30, 2006, 8.06% of our ARM Assets were Traditional ARM Assets subject to periodic caps. Our ARM Assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

Interest rates can also affect our net return on Hybrid ARM Assets (net of the cost of financing Hybrid ARM Assets). We estimate the Effective Duration of our Hybrid ARM Assets and have a policy to hedge the financing of the Hybrid ARM Assets such that the Net Effective Duration is less than one year. During a declining interest rate environment, the prepayment of Hybrid ARM Assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM Assets, possibly resulting in a decline in our net return on Hybrid ARM Assets as replacement Hybrid ARM Assets may have lower yields than the ones paying off. In contrast, during a rising interest rate environment, Hybrid ARM Assets may prepay slower than expected, requiring us to finance more Hybrid ARM Assets with more costly funds than was originally anticipated, resulting in a decline in our net return on Hybrid ARM Assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM Assets, we regularly monitor the balance of Hybrid ARM Assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REIT Taxable income per share	$0.60	$0.70	$1.30	$1.40
Payments under long-term incentive plan	—	—	0.02	—
Taxable REIT subsidiary (loss) income	0.04	0.03	0.02	0.06
Hedging Instruments, net	(0.02)	—	(0.04)	—
Provision for credit losses, net	—	—	(0.01)	(0.01)
Long-term incentive plan expense	(0.01)	(0.02)	(0.03)	(0.02)
Other	—	(0.01)	—	(0.01)

GAAP EPS	$0.61	$0.70	$1.26	$1.42

We estimate that our undistributed taxable income as of June 30, 2006, after deducting the estimated second quarter dividend declared on July 20, 2006, was $26.8 million, or $0.24 per share, based on outstanding common shares at June 30, 2006 of 113,047,000.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of June 30, 2006, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of June 30, 2006, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General—Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At June 30, 2006, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Shareholders was held on April 18, 2006.

(b)	Election of Class II Directors

	Votes
Nominee	For	Withheld
Michael B. Jeffers	100,121,286	1,204,170

(c)	Election of Class III Directors

	Votes
Nominee	For	Withheld
Joseph H. Badal	94,632,988	6,692,468
Eliot R. Cutler	94,632,748	6,692,708
Stuart C. Sherman	94,635,156	6,690,300
Garrett Thornburg	94,640,965	6,684,492

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: August 8, 2006	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2006	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: August 8, 2006	/s/ Clarence G. Simmons, III
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

“CDOs” means collateralized debt obligations, which can be either floating-rate or fixed-rate non-recourse financing, all of which are issued by trusts and secured by ARM loans and may also include Hedging Instruments. CDOs represent long-term financing that is not subject to margin calls. Approximately 2% of equity capital is required to support CDO financing.

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

“QSPE” means qualifying SPE.

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

“Reverse Repurchase Agreement” means an agreement between two parties whereby one party sells the other a security at a specified price with a commitment to buy the security back at a later date for another specified price.

“SARs” means stock appreciation rights, which may be granted under the Plan. An SAR consists of the right to receive the value of the appreciation of our Common Stock that occurs from the date the right is granted up to the date of exercise.

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