Form 10-Q
period 2006-09-30
THORNBURG MORTGAGE INC
filed 2006-11-08
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Common Stock ($.01 par value) 113,501,843 as of November 6, 2006

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$22,192,010	$20,295,504
Purchased Securitized Loans, net	7,064,517	6,839,004

Purchased ARM Assets	29,256,527	27,134,508

ARM Loans:
Securitized ARM Loans, net	2,873,966	3,310,717
ARM Loans Collateralizing CDOs, net	18,618,998	10,396,961
ARM loans held for securitization, net	1,007,703	641,843

ARM Loans	22,500,667	14,349,521

ARM Assets	51,757,194	41,484,029

Cash and cash equivalents	39,652	147,228
Restricted cash and cash equivalents	122,452	26,982
Hedging Instruments	435,907	450,944
Accrued interest receivable	330,635	230,479
Other assets	208,073	168,079

	$52,893,913	$42,507,741

LIABILITIES
Reverse Repurchase Agreements	$21,886,974	$23,390,079
Asset-backed CP	8,576,300	4,990,000
CDOs	18,286,182	10,254,334
Whole loan financing facilities	694,679	404,827
Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000
Hedging Instruments	223,873	32,904
Payable for securities purchased	—	463,906
Accrued interest payable	175,838	107,541
Dividends payable	2,131	73,132
Accrued expenses and other liabilities	107,369	88,932

	50,498,346	40,300,655

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $127,868 and $115,745, respectively; 7,230,000 shares authorized, 5,115,000 and 4,630,000 shares issued and outstanding, respectively	123,396	111,535
Common Stock: par value $0.01 per share; 492,748,000 shares authorized, 113,461,000 and 104,775,000 shares issued and outstanding, respectively	1,134	1,048
Additional paid-in-capital	2,469,404	2,235,435
Accumulated other comprehensive loss	(261,971)	(147,517)
Retained earnings	63,604	6,585

	2,395,567	2,207,086

	$52,893,913	$42,507,741

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income from ARM Assets and cash equivalents	$667,172	$400,118	$1,770,470	$1,038,997
Interest expense on borrowed funds	(580,037)	(307,941)	(1,514,474)	(782,854)

Net interest income	87,135	92,177	255,996	256,143

Servicing income, net	4,227	2,076	11,867	7,701
Mortgage services income, net	286	—	286	—
Gain (loss) on ARM Assets, net	65	—	(214)	7,568
Gain (loss) on Derivatives, net	5,926	(147)	21,543	2,951

Net non-interest income	10,504	1,929	33,482	18,220

Provision for credit losses	(754)	(374)	(1,759)	(963)
Management fee	(6,402)	(5,621)	(18,242)	(15,372)
Performance fee	(8,654)	(10,315)	(24,882)	(30,129)
Long-term incentive awards	735	1,764	(5,788)	(2,887)
Other operating expenses	(7,220)	(5,520)	(21,392)	(14,986)

NET INCOME	$75,344	$74,040	$217,415	$210,026

Net income	$75,344	$74,040	$217,415	$210,026
Dividends on Preferred Stock	(2,485)	(2,273)	(7,257)	(3,787)

Net income available to common shareholders	$72,859	$71,767	$210,158	$206,239

Earnings per common share:
Net income	$0.64	$0.70	$1.91	$2.11

Average number of shares outstanding	113,316	102,758	110,195	97,518

Dividends declared per common share	$0.68	$0.68	$2.04	$2.04

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$75,344	$74,040	$217,415	$210,026
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holdings gains (losses) arising during the period	358,093	(209,620)	81,857	(253,875)
Reclassification adjustment for net gains included in income	—	—	—	(7,590)

Net change in unrealized gains (losses) on securities	358,093	(209,620)	81,857	(261,465)

Unrealized (losses) gains on Hedging Instruments:
Net unrealized (losses) gains arising during the period	(403,129)	203,845	27,251	224,527
Reclassification adjustment for net (gains) losses included in income	(93,475)	(9,995)	(223,562)	26,933

Net change in unrealized (losses) gains on Hedging Instruments	(496,604)	193,850	(196,311)	251,460

Other comprehensive loss	(138,511)	(15,770)	(114,454)	(10,005)

Total comprehensive (loss) income	$(63,167)	$58,270	$102,961	$200,021

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2006 and 2005

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493	$1,789,184
Comprehensive income:
Net income					210,026	210,026
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(261,465)		(261,465)
Hedging Instruments:
Fair value adjustment				251,460		251,460
Issuance of Common Stock		121	343,002			343,123
Issuance of Preferred Stock	111,567					111,567
Dividends declared on Common Stock - $1.36 per share					(134,684)	(134,684)
Dividends declared on Preferred Stock - $1.05 per share					(3,787)	(3,787)

Balance, September 30, 2005	$111,567	$1,040	$2,215,489	$(100,720)	$78,048	$2,305,424

Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					217,415	217,415
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				81,857		81,857
Hedging Instruments:
Fair value adjustment				(196,311)		(196,311)
Issuance of Common Stock		86	233,969			234,055
Issuance of Preferred Stock	11,861					11,861
Dividends declared on Common Stock - $1.36 per share					(153,139)	(153,139)
Dividends declared on Preferred Stock - $1.50 per share					(7,257)	(7,257)

Balance, September 30, 2006	$123,396	$1,134	$2,469,404	$(261,971)	$63,604	$2,395,567

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating activities:
Net income	$75,344	$74,040	$217,415	$210,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	11,477	27,970	70,327	71,692
(Gain) loss on ARM Assets, net	(65)	—	214	(7,568)
(Gain) loss on Derivatives, net	(5,926)	147	(21,543)	(2,951)
Provision for credit losses	754	374	1,759	963
Change in assets and liabilities:
Accrued interest receivable	(29,363)	(27,814)	(100,156)	(74,911)
Other assets	(8,861)	(27,518)	(60,284)	(50,872)
Accrued interest payable	28,424	10,326	68,297	34,132
Accrued expenses and other liabilities	(5,231)	7,651	25,543	(15,326)

Net cash provided by operating activities	66,553	65,176	201,572	165,185

Investing activities:
ARM securities:
Purchases	(474,756)	(4,030,330)	(5,501,165)	(10,367,626)
Proceeds on sales	—	483,808	—	1,498,460
Principal payments	1,073,006	1,541,942	3,078,294	4,146,678
Purchased Securitized Loans:
Purchases	—	(1,714,472)	(933,043)	(3,835,205)
Principal payments	265,665	392,126	767,953	689,442
Securitized ARM loans:
Principal payments	135,390	111,237	237,583	418,910
ARM Loans Collateralizing CDOs:
Principal payments	695,151	682,134	1,746,786	1,468,386
ARM loans held for securitization:
Purchases and originations	(4,612,996)	(2,249,135)	(10,098,501)	(4,852,896)
Principal payments	14,063	10,809	40,426	30,385

Net cash used in investing activities	(2,904,477)	(4,771,881)	(10,661,667)	(10,803,466)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(1,772,445)	2,837,495	(1,503,105)	8,019,097
Net borrowings from Asset-backed CP	979,300	—	3,586,300	85,000
CDO borrowings	4,206,695	2,648,881	9,672,863	4,205,899
CDO paydowns	(644,921)	(630,166)	(1,641,015)	(1,461,930)
Net whole loan financing facilities borrowings (paydowns)	278,822	12,298	289,852	(243,684)
Net proceeds from issuance of Subordinated Notes	—	135,884	50,000	135,884
Payments made on Eurodollar contracts	(29,769)	(110)	(20,597)	(1,969)
Proceeds from Common Stock issued, net	10,433	66,232	234,055	343,123
Proceeds from Preferred Stock issued, net	5,534	2,589	11,965	111,567
Dividends paid	(79,463)	(72,011)	(231,503)	(199,069)
Purchase of Cap Agreements	(363)	(89)	(826)	(159)
Net increase in restricted cash	(108,281)	(386,203)	(95,470)	(389,260)

Net cash provided by financing activities	2,845,542	4,614,800	10,352,519	10,604,499

Net increase (decrease) in cash and cash equivalents	7,618	(91,905)	(107,576)	(33,782)

Cash and cash equivalents at beginning of period	32,034	170,745	147,228	112,622

Cash and cash equivalents at end of period	$39,652	$78,840	$39,652	$78,840

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2005 Annual Report on Form 10-K.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMHS, TMHL and Adfitech. TMD and TMCR are qualified REIT subsidiaries and are consolidated with the Company for financial statement and tax reporting purposes. TMHL, Adfitech and TMHS are taxable REIT subsidiaries and are consolidated with the Company for financial statement purposes but are not consolidated with the Company for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In October 2006, the FASB proposed that securitized interests that only contain an embedded derivative tied to the prepayment risk of the underlying prepayable financial assets be excluded from the scope of SFAS 155. Until the scope exception is finalized, the Company is not able to assess the impact, if any, that the adoption of SFAS 155 may have on its financial position or results of operations. SFAS 155 will become effective for the Company beginning January 1, 2007.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt the provisions of the standard effective January 1, 2007.

During September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes adoption of this pronouncement will have no material impact on its financial position, results of operations or cash flows.

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

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for securitization on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (loss) on Derivatives, net on the Consolidated Income Statements. Commitments to originate retail and wholesale loans are not considered derivatives under GAAP.

The fair values of the Company’s CDOs, Senior Notes, Subordinated Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar Transactions is determined on a daily basis by the closing prices on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents and interest receivable are reflected in the consolidated financial statements at cost. Prepaid expenses and other assets, Reverse Repurchase Agreements, Asset-backed CP, other borrowings and other liabilities are reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

Swap Agreements have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the Swap Agreements. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The Company has two-way collateral agreements protecting its credit exposure to Swap Agreement counterparties.

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

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL, its wholly owned subsidiary Adfitech, and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income tax.

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

Income taxes for the quarter ended September 30, 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and sales for tax purposes, and TMHL’s net operating loss carryforward from 2004 and 2005. Management has established a valuation allowance against the net deferred tax assets at September 30, 2006.

Earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands except per share data):

	Income	Average Shares	EPS
Three Months Ended September 30, 2006
EPS, income available to common shareholders	$72,859	113,316	$0.64

Three Months Ended September 30, 2005
EPS, income available to common shareholders	$71,767	102,758	$0.70

Nine Months Ended September 30, 2006
EPS, income available to common shareholders	$210,158	110,195	$1.91

Nine Months Ended September 30, 2005
EPS, income available to common shareholders	$206,239	97,518	$2.11

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

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of September 30, 2006 and December 31, 2005 (in thousands):

September 30, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$22,328,445	$7,147,991	$2,866,645	$18,537,194	$987,829	$51,868,104
Net unamortized premium	182,443	60,380	14,605	86,780	17,531	361,739
Loan loss reserves	—	—	(7,284)	(4,976)	(250)	(12,510)
Non-accretable discounts	—	(15,243)	—	—	—	(15,243)
Net unrealized gain on purchase loan commitments	—	—	—	—	2,593	2,593
Principal payment receivable	8,065	99	—	—	—	8,164

Amortized cost, net	22,518,953	7,193,227	2,873,966	18,618,998	1,007,703	52,212,847
Gross unrealized gains	28,082	9,217	14,331	14,929	1,667	68,226
Gross unrealized losses	(355,025)	(137,927)	(56,681)	(142,609)	(2,057)	(694,299)

Fair value	$22,192,010	$7,064,517	$2,831,616	$18,491,318	$1,007,313	$51,586,774

Carrying value	$22,192,010	$7,064,517	$2,873,966	$18,618,998	$1,007,703	$51,757,194

December 31, 2005	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$20,433,994	$6,942,452	$3,300,677	$10,370,356	$631,543	$41,679,022
Net unamortized premium	243,967	52,450	17,440	29,704	4,286	347,847
Loan loss reserves	—	—	(7,400)	(3,099)	(250)	(10,749)
Non-accretable discounts	(236)	(11,315)	—	—	—	(11,551)
Net unrealized loss on purchase loan commitments	—	—	—	—	6,264	6,264
Principal payment receivable	10,688	18	—	—	—	10,706

Amortized cost, net	20,688,413	6,983,605	3,310,717	10,396,961	641,843	42,021,539
Gross unrealized gains	4,761	2,242	13,331	2,320	1,707	24,361
Gross unrealized losses	(397,670)	(146,843)	(64,462)	(77,596)	(515)	(687,086)

Fair value	$20,295,504	$6,839,004	$3,259,586	$10,321,685	$643,035	$41,358,814

Carrying value	$20,295,504	$6,839,004	$3,310,717	$10,396,961	$641,843	$41,484,029

The Company did not sell assets during the nine months ended September 30, 2006. The Company realized a gain of $7.6 million on the sale of $1.5 billion of ARM Assets during the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company securitized $10.0 billion of ARM loans into six CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $376.4 million of the resulting securities for its ARM Loan portfolio and financed $9.7 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of September 30, 2006 and December 31, 2005, the Company held $18.6 billion and $10.4 billion, respectively, of ARM Loans Collateralizing CDOs. As of September 30, 2006 and December 31, 2005, the Company held $2.9 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the nine months ended September 30, 2006, the Company acquired $933.0 million of Purchased Securitized Loans. At September 30, 2006 and December 31, 2005, the Company’s Purchased Securitized Loans totaled $7.1 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of September 30, 2006, 45 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $35.3 million. Activity in non-accretable discounts for the nine-month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of period	$11,551	$6,478
Increase for securities purchased	3,975	4,843
Increase for expected future losses	214	—
Realized losses	(397)	—
Reclassifications to accretable discount	(100)	(1,210)

Balance at end of period	$15,243	$10,111

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 747 individual securities have been in a continuous unrealized loss position, at September 30, 2006 (in thousands):

Unrealized Losses on Purchased ARM Assets as of September 30, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$29,412	$(189)	$1,380,854	$(34,662)	$1,410,266	$(34,851)
AAA/Aaa rating	2,369,188	(12,330)	19,454,335	(425,922)	21,823,523	(438,252)
AA/Aa rating	37,241	(388)	300,530	(12,354)	337,771	(12,742)
A rating	35,635	(208)	165,006	(3,483)	200,641	(3,691)
BBB/Baa rating	27,694	(227)	69,740	(1,967)	97,434	(2,194)
BB/Ba rating and below	3,819	(188)	17,562	(1,034)	21,381	(1,222)

Total	$2,502,989	$(13,530)	$21,388,027	$(479,422)	$23,891,016	$(492,952)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, during the nine-month period ended September 30, 2006, the net unrealized loss of $537.5 million on Purchased ARM Assets decreased by $81.9 million to a net unrealized loss of $455.7 million. During the same nine-month period in 2006, the net unrealized gain on Hedging Instruments of $390.0 million decreased by $196.3 million to a net unrealized gain of $193.7 million, for a combined increase in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $114.5 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

September 30, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	0	$0	0.00%	0.00%
90 days or more	1	233	0.00	0.00
In bankruptcy and foreclosure	15	11,756	0.05	0.02

	16	$11,989	0.05%	0.02%

December 31, 2005

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	4	$1,230	0.01%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	12	9,998	0.07	0.02

	16	$11,228	0.08%	0.02%

As of September 30, 2006, the Company owned four real estate properties as a result of foreclosing on delinquent loans in the amount of $881,000 (not included in the table above.) The Company believes that its current level of loan loss reserves is adequate to cover estimated losses from these loans as well as probable losses inherent in the ARM Loan portfolio at September 30, 2006.

During the nine months ended September 30, 2006 and 2005, the Company recorded loan loss provisions totaling $1.8 million and $963,000, respectively, to reserve for estimated credit losses on ARM Loans, bringing its total loan loss reserve to $12.5 million and $10.4 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 84.6% and 88.9% of ARM loans at September 30, 2006 and December 31, 2005, respectively. Beginning in the first quarter of 2006, the Company also began acquiring Pay Option ARMs. The Company’s investment in Pay Option ARMs comprised 4.2% of ARM Assets at September 30, 2006. Loans with interest only features and Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $10.0 billion of ARM loans during the nine months ended September 30, 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs capitalized upon the securitization of $5.6 billion of ARM loans during the nine months ended September 30, 2005 totaled $25.6 million. MSRs of $36.2 million, net of amortization of $6.3 million during the nine months ended September 30, 2006, are included in other assets on the Consolidated Balance Sheets at September 30, 2006. MSRs of $45.3 million are included in other assets on the Consolidated Balance Sheets at December 31, 2005. At September 30, 2006, the fair value of the MSRs of $51.8 million exceeded their cost basis in each risk stratum. During the nine months ended September 30, 2006, the Company recorded an impairment charge of $536,000 against the amortized cost of the MSRs in the Traditional ARM risk stratum.

As of September 30, 2006, the Company had commitments to purchase or originate the following amounts of ARM assets, net of fallout (in thousands):

ARM securities – AAA/AA	$69,000
ARM loans – bulk acquisitions	336,654
ARM loans – correspondent originations	689,462
ARM loans – direct originations	33,242
ARM loans – wholesale originations	33,448

$1,161,806

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of September 30, 2006 and December 31, 2005, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements having aggregate notional balances of $37.0 billion and $32.0 billion, respectively. As of September 30, 2006, these Swap Agreements had a weighted average maturity of 4.0 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.42% and 3.79% at September 30, 2006 and December 31, 2005, respectively. In addition, as of September 30, 2006, the Company had entered into delayed Swap Agreements with notional balances totaling $13.3 billion that become effective between October 2006 and June 2009 and are also accounted for as cash flow hedges as of September 30, 2006. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at September 30, 2006, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.26% at September 30, 2006.

The net unrealized gain on Swap Agreements at September 30, 2006 of $201.2 million included Swap Agreements with gross unrealized gains of $340.6 million and gross unrealized losses of $139.4 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005, the net unrealized gain of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million. As of September 30, 2006, the net unrealized gain on Swap Agreements recorded in accumulated other comprehensive income (loss) totaled a net gain of $201.2 million. In the twelve month period following September 30, 2006 based on the current level of interest rates, $205.0 million of these net unrealized gains are expected to be realized through interest margin.

As of September 30, 2006 and December 31, 2005, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing CDOs had remaining net notional amounts of $984.9 million and $970.3 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at September 30, 2006 and December 31, 2005 was $15.0 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2006 and December 31, 2005, the unrealized losses on these Cap Agreements of $6.8 million and $9.9 million, respectively, are included in accumulated other comprehensive income (loss). In the twelve month period following September 30, 2006, $178,000 of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing CDOs. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.05% to 9.67% and average 5.40%. The Cap Agreements had an average maturity of 3.7 years as of September 30, 2006 and will expire between 2007 and 2013.

The Company hedges the funding of its Hybrid ARM Assets such that the Net Effective Duration is less than one year. At September 30, 2006, the financing and hedging of the Company’s Hybrid ARM Assets resulted in a Net Effective Duration of approximately negative 0.10 years while the financing and hedging of all of the Company’s ARM Assets resulted in a Net Effective Duration of approximately negative 0.06 years. This duration calculation suggests a low degree of portfolio price change based on small changes in interest rates, implying that the Company’s cash flow and earnings characteristics should be relatively stable as interest rates change.

Interest expense for the three- and nine-month periods ended September 30, 2006 includes net receipts on Hybrid ARM Hedging Instruments of $96.4 million and $231.7 million, respectively. Interest expense for the same periods in 2005 includes net receipts on Hybrid ARM Hedging Instruments of $11.0 million and net payments of $23.6 million, respectively.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at September 30, 2006 and December 31, 2005 was a net unrealized loss of $4.4 million and $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $347.0 million and $1.9 billion at September 30, 2006 and December 31, 2005, respectively.

The Company recorded a net gain of $21.5 million on Derivatives during the nine months ended September 30, 2006. This gain consisted of a net gain of $43.6 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $23.3 million on Pipeline Hedging Instruments. The Company recorded a net gain of $3.1 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $5.7 million on Pipeline Hedging Instruments offset partially by a net loss of $2.6 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 20 different financial institutions, and as of September 30, 2006, had borrowed funds from 19 of these firms.

As of September 30, 2006, the Company had $21.9 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.37% and a weighted average remaining maturity of 4.6 months. As of December 31, 2005, the Company had $23.4 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 4.43% and a weighted average remaining maturity of 3.0 months. As of September 30, 2006, $21.3 billion of the Company’s borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from four to sixty months. The interest rates of these term Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $23.0 billion, including accrued interest, and cash totaling $5.6 million, collateralized the Reverse Repurchase Agreements at September 30, 2006.

At September 30, 2006, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$3,695,585
31 to 89 days	7,476,130
90 to 365 days	10,045,258
Greater than 365 days	670,001

$21,886,974

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of September 30, 2006 and December 31, 2005, the Company had $8.6 billion and $5.0 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.34% and 4.38%, respectively, and a weighted average remaining maturity of 31 days and 18 days, respectively.

As of September 30, 2006 and December 31, 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $9.1 billion and $5.3 billion, respectively, including accrued interest.

CDOs

All of the Company’s CDOs are secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,050,979	5.68%
Floating-rate financing with Cap Agreements (2)	9,546,266	5.68%
Fixed-rate financing (3)	7,688,937	5.26%

Total	$18,286,182	5.51%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $9.5 billion as of September 30, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.3 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.4 billion and fixed-rate financing of $1.0 billion as of September 30, 2006.

As of September 30, 2006, the CDOs were collateralized by ARM loans with a principal balance of $18.6 billion. The debt matures between 2033 and 2046 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately three years.

Whole Loan Financing Facilities

As of September 30, 2006, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between November 2006 and February 2007. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of September 30, 2006, the Company had $694.7 million borrowed against these whole loan financing facilities at an effective rate of 5.92%. As of December 31, 2005, the Company had $404.8 million borrowed against these whole loan financing facilities at an effective rate of 5.04%. The amount borrowed on the whole loan financing facilities at September 30, 2006 was collateralized by ARM loans with a carrying value of $711.4 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at September 30, 2006.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at September 30, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At September 30, 2006 and December 31, 2005, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premiums, was $304.4 million and $304.3 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of September 30, 2006, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at September 30, 2006. TMA is a guarantor of the Subordinated Notes. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.53% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At September 30, 2006 and December 31, 2005, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs, was $233.0 million and $184.2 million, respectively, and had an effective cost of 7.70% and 7.65%, respectively, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of September 30, 2006, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $534.6 million and $292.9 million for the quarters ended September 30, 2006 and 2005, respectively, and $1.4 billion and $737.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$22,192,010	$22,192,010	$20,295,504	$20,295,504
Purchased Securitized Loans	7,064,517	7,064,517	6,839,004	6,839,004
Securitized ARM Loans	2,873,966	2,831,616	3,310,717	3,259,586
ARM Loans Collateralizing CDOs	18,618,998	18,491,318	10,396,961	10,321,685
ARM loans held for securitization	1,007,703	1,007,313	641,843	643,035
Hedging Instruments	435,907	435,907	450,944	450,944

Liabilities:
Reverse Repurchase Agreements	$21,886,974	$21,886,974	$23,390,079	$23,390,079
Asset-backed CP	8,576,300	8,576,300	4,990,000	4,990,000
CDOs	18,286,182	18,336,093	10,254,334	10,222,064
Whole loan financing facilities	694,679	694,679	404,827	404,827
Senior Notes	305,000	305,000	305,000	300,425
Subordinated Notes	240,000	240,000	190,000	190,000
Hedging Instruments	223,873	223,873	32,904	32,904

As of September 30, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

During the three- and nine-month periods ended September 30, 2006, the Company issued 175,000 and 5,625,500 shares, respectively, of Common Stock through at-market and off-market transactions and received net proceeds of $4.8 million and $154.4 million, respectively, under a controlled equity offering program. During the same periods in 2006, the Company issued 224,900 and 484,900 shares, respectively, of Preferred Stock and received net proceeds of $5.4 million and $11.8 million, respectively.

During the three- and nine-month periods ended September 30, 2006, the Company issued 239,060 and 3,061,161 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $5.7 million and $79.7 million, respectively.

As of September 30, 2006, $912.0 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On July 20, 2006, the Company declared the second quarter 2006 dividend of $0.68 per share of Common Stock, which was paid on August 16, 2006 to shareholders of record as of August 4, 2006.

On September 15, 2006, the Company declared the third quarter 2006 dividend of $0.50 per share of Preferred Stock, which was paid on October 16, 2006 to shareholders of record as of September 29, 2006.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized losses on Purchased ARM Assets	Unrealized gains on Hedging Instruments	Accumulated other comprehensive loss
Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(261,465)	251,460	(10,005)

Balance, September 30, 2005	$(438,802)	$338,082	$(100,720)

Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	81,857	(196,311)	(114,454)

Balance, September 30, 2006	$(455,653)	$193,682	$(261,971)

Note 8. Long-Term Incentive Awards

The Company’s Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of September 30, 2006, there were 1,598,067 DERs outstanding, all of which were vested, and 1,349,740 PSRs outstanding, of which 1,210,118 were vested. The Company recorded income associated with DERs and PSRs of $735,000 for the quarter ended September 30, 2006 and income of $1.8 million for the quarter ended September 30, 2005. The income recorded in the third quarter of 2006 consists of $3.1 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.9 million associated with dividend equivalents paid on DERs and PSRs and $504,000 related to the amortization of unvested PSRs The income recorded in the third quarter of 2005 consisted of $4.4 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.7 million associated with dividend equivalents paid on DERs and PSRs and $870,000 related to the amortization of unvested PSRs. During the nine-month periods ended September 30, 2006 and 2005, the Company recorded an expense associated with DERs and PSRs in the amount of $5.8 million and $2.9 million, respectively.

Note 9. Transactions with Related Parties

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.36% on the first $300 million of Average Historical Equity, plus 1.00% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.88% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.82% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.77% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.72% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. The Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

The Management Agreement provides for an annual review of the Manager’s performance under the Management Agreement by the Company’s independent directors. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be payable to the Manager.

During the quarters ended September 30, 2006 and 2005, the Company reimbursed the Manager $3.2 million and $1.9 million, respectively, for expenses in accordance with the terms of the Management Agreement. During the nine months ended September 30, 2006 and 2005, the Company reimbursed the Manager $8.6 million and $5.3 million, respectively, for expenses. As of September 30, 2006 and 2005, $5.7 million and $4.2 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended September 30, 2006 and 2005, the Company incurred base management fees of $6.4 million and $5.6 million, respectively, in accordance with the terms of the Management Agreement. For the nine-month periods ended September 30, 2006 and 2005, the Company incurred base management fees of $18.2 million and $15.4 million, respectively. As of September 30, 2006 and 2005, $2.1 million and $1.9 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended September 30, 2006 and 2005, the Manager earned performance-based compensation in the amount of $8.7 million and $10.3 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Manager earned performance-based compensation in the amount of $24.9 million and $30.1 million, respectively. As of September 30, 2006 and 2005, $8.7 million and $10.3 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of September 30, 2006, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $52.1 million, had a weighted average interest rate of 4.98%, and maturities ranging between 2030 and 2036.

Note 10. Subsequent Events

On October 16, 2006, the Company declared the third quarter 2006 dividend of $0.68 per share of Common Stock, which is payable on November 15, 2006 to shareholders of record as of November 3, 2006.

In October 2006, the Company realized a gain of $8.6 million on the sale of $1.6 billion of Hybrid ARM Assets.

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

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Despite continued highly competitive pricing, industry-wide origination decreases and a more aggressive approach to granting credit by other mortgage lenders, our loan originations totaled $1.4 billion in the third quarter, up 10% from the same period last year. We expect our mortgage origination volumes will remain strong going forward based on the $756.2 million of loans in the fallout-adjusted pipeline at September 30, 2006, most of which we expect will close in the fourth quarter of 2006. Our correspondent relationships have increased 52% year-over-year, and we now have approximately 273 correspondent partners across the country.

In the second quarter of 2006, we began originating loans through mortgage brokers, our wholesale channel. We remain confident that as this channel grows, it will become an attractive source of higher yielding loans for us. We also believe our entry into the wholesale business on a fully paperless and internet-based basis will offer improved levels of service within the industry. Leveraging the same strategy that has proven successful with correspondent lenders, including superior service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time. As of September 30, 2006, we had 70 brokers approved to do business with us.

We have also expanded our customer retention and referral program – The Thornburg Mortgage Exchange ProgramSM – as the earnings benefit of retaining an existing client is greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers can change the rate or other terms of their loans with a brief phone call and a small fee. Since 2002, we have modified 3,910 loans representing $2.1 billion. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can cash out equity from their homes. Our growing loan servicing portfolio, or client base, which grew 33% over the year ago period to $11.3 billion, should be a promising source for loan exchanges and new loans in the future. This servicing portfolio now represents 20,109 customers.

As part of our ARM Asset acquisition strategy in the current environment, we also made a decision to acquire and/or originate Pay Option ARMs. Year-to-date, we have acquired or originated $2.3 billion of these ARM loans. Spreads on these assets are wider than on standard Hybrid ARMs, which should enhance profitability going forward notwithstanding anticipated higher delinquencies. We believe our underwriting capabilities and extensive experience with jumbo and super jumbo loans will allow us to prudently acquire these assets at better risk-adjusted returns than are currently available through standard Hybrid ARM acquisitions.

Adfitech Acquisition. On August 21, 2006, we acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry, from a subsidiary of Centex Corporation. Prior to the acquisition, we partnered with Adfitech for three years on an outsourced basis for quality control services, imaging and other selected mortgage-related functions that supported our loan origination business across all loan origination channels — correspondent, wholesale and retail.

In the near term, the acquisition expands our operational platform and gives us increased control over many of the back-office operations needed to grow our loan origination business. Over the longer term, Adfitech will provide us with an entry point into providing pre- and post-funding quality control services to the mortgage industry giving us the opportunity to develop a new source of non-interest income. Adfitech will continue to operate as a separate business unit as a wholly-owned subsidiary of TMHL and will continue to serve its mortgage lending clients on a business-as-usual basis from its headquarters in Edmond, Oklahoma. The results of Adfitech’s operations have been included in our consolidated financial statements since it was acquired and are not material.

Long-term Capital Growth. We raised $10.5 million of new common equity capital during the third quarter at an average net price of $25.29 per share and $5.4 million of new preferred equity capital at an average net price of $24.20 per share. This new long-term capital will contribute modestly to additional balance sheet and earnings growth in the future, principally through the acquisition and origination of high quality ARM Assets. Going forward, given the tight spread environment on ARM Assets, rate of return opportunities are lower than they have been in previous years, and we may consider utilizing alternative lower cost, long-term capital sources such as preferred stock and unsecured debt to support future earnings and balance sheet growth.

Capital-Efficient CDO Transactions. Since CDOs represent long-term financing and have no margin call risk, they reduce our capital requirements when used to finance our portfolio, providing an additional source of balance sheet and earnings growth. Our financing capital requirement for CDOs is lowered to the capital required to support the financing which, in the aggregate, approximates 2% versus our customary 8% to 10% capital policy requirement for Reverse Repurchase Agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional high quality ARM Assets financed through recourse borrowings. In the third quarter of 2006, we completed CDO transactions totaling $4.4 billion that freed up an estimated $304.6 million of capital, which will allow us to acquire an additional $3.4 billion in ARM Assets.

Use of Excess Capital to Grow Interest Earning Assets. Since the second quarter of 2005 we began utilizing a portion of our excess capital to increase our holdings of interest earning assets. By reducing our Adjusted Equity-to-Assets ratio from an average of 8.96% during the second quarter of 2005 to 8.02% at September 30, 2006, we were able to boost core earnings without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position and growing value of Hedging Instruments, which totaled $1.3 billion at September 30, 2006.

Consistent Profitability and Dividend Stability

Our business model is designed to protect our profitability during periods of changing interest rates or yield curves in that we fund our Hybrid ARM portfolio with fixed-rate borrowings and hybrid Hedging Instruments of comparable duration. Because longer-duration funds are usually more expensive, this strategy reduced our net interest income and earnings potential in prior years, but has been a contributor to our relative earnings stability through this current rising interest rate cycle and flattening yield curve environment. Nevertheless, our earnings during the third quarter of 2006 reflect the continued difficult competitive and operating environment, which has continued to put downward pressure on our Portfolio Margin resulting in earnings that were below the level required to maintain the current dividend on our Common Stock. We have seen tighter spreads on ARM assets caused by reduced mortgage loan volume in general and intense competition for the volume that remains. Further, our older Swap Agreements have begun to mature whereas our older Hybrid ARMs are not resetting or prepaying as quickly as we had anticipated because of the current higher interest rate environment. While the Federal Funds rate did not change during the quarter, the yield curve responded by inverting further with short-term rates holding flat and longer-term rates decreasing, which may also impact future ARM origination volume.

Our approach to offsetting these competitive market and balance sheet pressures remains the same – to grow our balance sheet using an array of asset acquisition, financing and capital strategies including employing our strong capital base while still managing interest rate and credit risk. Additionally, approximately $2.6 billion of our Hybrid ARMs have interest rates that will reset over the next year. We believe these factors will improve our earnings over time, but that improvement may not materialize quickly enough to allow us to maintain the current dividend level during 2007. For now, we remain committed to long-term dividend consistency and are confident that the combination of our fourth quarter earnings and undistributed taxable earnings will cover the dividend for the fourth quarter. After the payment of the third quarter dividend, we expect to have in reserve an estimated $0.12 per share of Common Stock of undistributed taxable income.

Prepayment activity remained constant in the third quarter with a CPR of 15%, down materially from 28% a year ago. In accordance with SFAS 91, we made a 3% downward adjustment in our expected future prepayment rates on our Hybrid ARM assets to more accurately reflect the actual prepayment experience we have observed over the past nine months and expect to see in the future. This adjustment reduced the premium amortization of our Hybrid ARMs by $14.0 million for the quarter ($0.10 per share on a performance fee adjusted basis) and explains why our Portfolio Margin remained unchanged for the quarter. Had we not made this adjustment for the quarter, our Portfolio Margin of 0.69% would have been 0.61%. Our quarterly premium amortization expense has remained manageable because the unamortized cost basis of our ARM portfolio is very low – 100.6% of par at September 30, 2006. This premium marks a historic low for us and will advantageously limit our exposure to prepayments should refinance activity increase in the future.

We possess a number of strategic advantages that allow us to generate consistent profitability over time. One of these strategic advantages is our low operating expense structure which is also variable generally based on ROE performance. During the third quarter of 2006, our operating expenses as a percent of average assets were 0.17%, compared to 0.22% for the same quarter of 2005. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC-insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokers, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. A significant component of our cost structure is a performance fee paid to the Manager based on ROE which has declined over the past year, resulting in a comparable decline in operating expense as a percentage of assets. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. Our low operating cost structure and REIT tax status have allowed us to reduce investment risk and invest primarily in High Quality ARM Assets. We elect to securitize our acquired and originated ARM loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM loans. This strategy has resulted in very low credit losses. See additional discussion in the “Exceptional Credit Quality and Securitization” section below. Finally, by employing a portfolio lending strategy and retaining all of our ARM loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of September 30, 2006, 96.8% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into CDO financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and have loan loss reserves totaling $12.5 million, or 6 BP, at September 30, 2006. We did not experience any credit losses on our ARM Loans during the third quarter of 2006 and since 1997 have only experienced $174,000 in credit losses on loans we have originated or acquired.

Additionally, our High Quality ARM Assets include Purchased Securitized Loans, which are “A quality” ARM loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, our due diligence process allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses, and based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.2 million, or 21 BP, at September 30, 2006.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and CDOs that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on the market value of our portfolio and therefore on earnings. As of September 30, 2006, we had $45.4 billion of Hybrid ARM Assets and had entered into Swap Agreements with notional balances totaling $37.0 billion and delayed Swap Agreements with notional balances totaling $13.3 billion that become effective between October 2006 and June 2009. These delayed Swap Agreements have been entered into to hedge the financing of existing ARM

Assets and the forecasted financing of ARM Assets purchase commitments at September 30, 2006, and to replace Swap Agreements as they mature. Additionally, at September 30, 2006, we had Cap Agreements with aggregate net notional balances of $984.9 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 3.05% to 9.67%, and on average 5.40%. During the quarter ended September 30, 2006, we received payments of $3.6 million related to these Cap Agreements. As of September 30, 2006, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately negative 0.10 years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately negative 0.06 years.

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

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, CDOs and Reverse Repurchase Agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on Reverse Repurchase Agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through Reverse Repurchase Agreements. At September 30, 2006, Reverse Repurchase Agreements accounted for only 44% of our borrowings, while CDOs represented 37% and our Asset-backed CP facility accounted for 17%. We anticipate that CDOs and Asset-backed CP will continue to grow as a percentage of our financing sources in the future.

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

The following table presents a sensitivity analysis to show the one-time adjustment we would have to make to our net purchase premium of $361.7 million at September 30, 2006 for 5% and 10% increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 5%	$(5,427)
Prepayment assumption increased by 10%	$(10,663)
Prepayment assumption decreased by 5%	$5,531
Prepayment assumption decreased by 10%	$11,275

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

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses on Purchased ARM Assets of $493.0 million at September 30, 2006 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

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

The following table presents a sensitivity analysis to show the impact on our loan loss reserves at September 30, 2006 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of loan loss reserves. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Loan Loss Reserves (in thousands)
Default assumption increased by 5%	$1,344
Default assumption decreased by 5%	$(1,359)
Loss severity assumption increased by 5%	$3,031
Loss severity assumption decreased by 5%	$(3,052)

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In October 2006, the FASB proposed that securitized interests that only contain an embedded derivative tied to the prepayment risk of the underlying prepayable financial assets be excluded from the scope of SFAS 155. Until the scope exception is finalized, we are not able to assess the impact, if any, that the adoption of SFAS 155 may have on our financial position or results of operations. SFAS 155 will become effective for us beginning January 1, 2007.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt the provisions of the standard effective January 1, 2007.

During September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which discusses the process of quantifying financial statement misstatements. This pronouncement is effective for fiscal years ending after November 15, 2006. We believe adoption of this pronouncement will have no material impact on our financial position, results of operations or cash flows.

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, CDOs and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 46 for a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring high quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and, as such, we are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors.

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

We acquire and originate ARM loans for our portfolio primarily through our correspondent lending program, which currently includes approximately 273 approved correspondents. In the second quarter of 2006, we began originating ARM loans through our wholesale channel and as of September 30, 2006 we had 70 approved mortgage brokers. Our retail lending channel and other lending partners originate ARM loans through direct contact with consumers. We are authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

In 2006, we began acquiring and originating Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of September 30, 2006, we held $2.2 billion of Pay Option ARMs in our portfolio. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of September 30, 2006, accumulated deferred interest was $23.7 million. We expect the number of delinquencies related to Pay Option ARMs to be greater than those related to Traditional and Hybrid ARMs; however, we do not expect our credit losses to increase materially. We believe that our pricing, underwriting, appraisal, and other processes are sufficient to manage the potential credit risks that have been associated with Pay Option ARMs. Specifically, when qualifying a borrower, we evaluate the borrower’s ability to make fully amortizing monthly payments, even if the borrower has the option to make lower monthly payments. Our Pay Option ARMs had an average original effective loan-to-value ratio of 70% and an average original FICO score of 726 at September 30, 2006.

In the second quarter of 2006, our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years was limited to no more than 50% of our total assets. In July 2006, the Board of Directors removed this limitation in response to consumer preference for longer-term Hybrid ARM products in the current interest rate environment. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of September 30, 2006, we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate CDOs financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale loan originations, (iii) direct retail originations and (iv) bulk acquisitions. Correspondent lending involves acquiring individual loans that we re-underwrite from lending partners which we have approved and which originate and close the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Wholesale loan originations are loans that are sourced from approved mortgage brokers which we underwrite and close. Direct retail loan originations are loans that we originate directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing, interest-only for up to ten years and fully amortizing thereafter, or to a lesser extent negatively amortizing.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers pay fees to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. During the third quarter of 2006, we modified 213 loans with balances totaling $109.2 million. At September 30, 2006, the pipeline of loans to be modified totaled $93.6 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can cash out equity from their homes.

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

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We have established lines of credit and collateralized financing agreements with 20 different financial institutions.

We enter into two types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements and fixed-rate Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from four to sixty months. The interest rates on these variable rate term Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate Reverse Repurchase Agreements have original maturities within one month. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

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

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. A shorter Net Effective Duration indicates a lower expected volatility of earnings when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional balances of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of September 30, 2006, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 4.0 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately negative 0.10 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At September 30, 2006, we held total assets of $52.9 billion, $51.8 billion of which consisted of ARM Assets. That compares to $42.5 billion in total assets and $41.5 billion of ARM Assets at December 31, 2005. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM loans generally originated to “A quality” underwriting standards. At September 30, 2006, 95.2% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at September 30, 2006 and December 31, 2005 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing CDOs that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective CDOs and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	September 30, 2006
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,023,509		6.9%	$329		0.0%	$2,023,838	3.9%
Non-Agency ARM Assets:
AAA/Aaa Rating	26,060,415		89.1	21,316,475	(1)	94.7	47,376,890	91.5
AA/Aa Rating	704,505		2.4	38,629	(1)	0.2	743,134	1.4

Total Non-Agency ARM Assets	26,764,920		91.5	21,355,104		94.9	48,120,024	92.9

Total High Quality	28,788,429		98.4	21,355,433		94.9	50,143,862	96.8

Other Investments
Non-Agency ARM Assets:
A Rating	262,337		0.9	27,002		0.1	289,339	0.6
BBB/Baa Rating	145,859		0.5	16,553		0.1	162,412	0.3
BB/Ba Rating and Below	59,902	(2)	0.2	106,236	(1)	0.5	166,138	0.3
ARM loans pending securitization	—		—	1,007,953		4.4	1,007,953	2.0

Total Other Investments	468,098		1.6	1,157,744		5.1	1,625,842	3.2

Loan Loss Reserves	—		—	(12,510)		—	(12,510)	—

Total ARM Portfolio	$29,256,527		100.0%	$22,500,667		100.0%	$51,757,194	100.0%

(1)	As of September 30, 2006, the Investment Grade classes of ARM Loans Collateralizing CDOs had been credit-enhanced through overcollateralization and subordination in the amount of $154.3 million.
(2)

As of September 30, 2006, we had total non-accretable discounts of $15.2 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

As of September 30, 2006, 16 of the 37,683 loans in our $22.5 billion ARM Loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $12.0 million. At September 30, 2006, we had four real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $881,000. We believe that our current level of reserves for loan losses is adequate to cover estimated losses from these loans as well as losses inherent in the ARM loan portfolio at September 30, 2006.

At September 30, 2006, our Purchased Securitized Loans totaled $7.1 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of September 30, 2006, 45 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $35.3 million. We believe the losses inherent in our Purchased Securitized Loan portfolio at September 30, 2006 are appropriately reflected in the fair value of these assets.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of September 30, 2006. This information pertains to ARM loans held for securitization, ARM loans held as collateral for CDOs and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $22.5 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$608,524	$14,000,000	$13,190
Unpaid principal balance	$593,984	$14,000,000	$238
Coupon rate on loans	5.84%	9.25%	1.00%
Pass-through rate	5.57%	9.00%	0.75%
Pass-through margin	1.93%	4.92%	0.35%
Lifetime cap	10.78%	18.00%	7.25%
Original term (months)	361	480	120
Remaining term (months)	343	480	55

Geographic distribution (top 5 states):		Property type:
California	35.3%	Single-family	82.9%
New York	8.4	Condominium	14.0
Florida	7.5	Other residential	3.1
Colorado	6.5
Georgia	4.7	ARM Loan type:
		Pay Option ARM loans	5.9%
Occupancy status:		Traditional ARM loans	4.5
Owner occupied	78.1%	Hybrid ARM loans	89.6
Second home	13.9
Investor	8.0	ARM interest rate caps:
		Initial cap on Hybrid ARM loans:
Documentation type:		3.00% or less	12.9%
Full/alternative	81.2%	3.01%-4.00%	5.9
Stated income/no ratio	18.8	4.01%-5.00%	63.3
		5.01%-6.00%	7.4
Loan purpose:
Purchase	51.5%	Periodic cap on Traditional ARM loans:
Cash out refinance	28.2	None	7.9%
Rate & term refinance	20.3	1.00% or less	1.4
		Over 1.00%	1.2
Unpaid principal balance:
$417,000 or less	17.7%	Percent of interest-only loan balances:	84.6%
$417,001 to $650,000	24.4
$650,001 to $1,000,000	21.7	Weighted average length of interest-only period:	9.5 years
$1,000,001 to $2,000,000	24.0
$2,000,001 to $3,000,000	6.2
Over $3,000,001	6.0	FICO scores:
		801 and over	4.5%
Original effective loan-to-value:		751 to 800	44.0
80.01% and over	1.0%	701 to 750	33.3
70.01%-80.00%	45.9	651 to 700	16.5
60.01%-70.00%	25.3	650 or less	1.7
50.01%-60.00%	13.6
50.00% or less	14.2	Weighted average FICO score:	747

Weighted average effective original loan-to-value:	66.7%

As of September 30, 2006 and December 31, 2005, we serviced $11.3 billion and $9.2 billion of our loans, respectively, and had 20,109 and 18,070 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing CDOs or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	September 30, 2006		December 31, 2005
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$3,172,941	6.1%	$2,570,289	6.2%
Six-month LIBOR	561,318	1.1	306,167	0.7
MTA	2,186,560	4.2	15,542	0.0
Other	467,622	0.9	309,546	0.8

	6,388,441	12.3	3,201,544	7.7

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	8,155,773	15.8	8,278,786	20.0
Over 3 years – 5 years	10,557,941	20.4	13,442,861	32.4
Over 5 years	26,667,549	51.5	16,571,587	39.9

	45,381,263	87.7	38,293,234	92.3
Loan Loss Reserves	(12,510)	(0.0)	(10,749)	(0.0)

	$51,757,194	100.0%	$41,484,029	100.0%

The ARM portfolio had a weighted average coupon of 5.41% as of September 30, 2006. This consisted of a weighted average coupon of 5.32% on the Hybrid ARM Assets and a weighted average coupon of 6.34% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.48%, based upon the composition of the portfolio and the applicable indices at September 30, 2006. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.14%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At September 30, 2006, the current yield of the ARM Assets portfolio was 5.22% up from 4.62% as of December 31, 2005. The increase in the yield of 60 BPs as of September 30, 2006, compared to December 31, 2005, is primarily due to a 49 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and an 11 BP increase due to lower net premium amortization and payments receivable due to lower prepayments.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 87.7% of the total ARM portfolio, or $45.4 billion, at September 30, 2006 compared to 92.3%, or $38.3 billion as of December 31, 2005. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of September 30, 2006, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately negative 0.10 years while the Net Effective Duration applicable to the ARM portfolio was approximately negative 0.06 years.

As of September 30, 2006 and December 31, 2005, we were counterparty to Swap Agreements having an aggregate notional balance of $37.0 billion and $32.0 billion, respectively. As of September 30, 2006, our Swap Agreements had a weighted average maturity of 4.0 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.42% and 3.79% at September 30, 2006 and December 31, 2005, respectively. In addition, as of September 30, 2006, we had entered into delayed Swap Agreements with notional balances totaling $13.3 billion that will become effective between October 2006 and June 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at September 30, 2006, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.26% at September 30, 2006. The net unrealized gain on Swap Agreements at September 30, 2006 of $201.2 million included Swap Agreements with gross unrealized gains of $340.6 million and gross unrealized losses of $139.4 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2006, the net unrealized gain on Swap Agreements recorded in accumulated other comprehensive income (loss) was $201.2 million. Over the next twelve months, $205.0 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of September 30, 2006 and December, 31, 2005, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $984.9 million and $970.3 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at September 30, 2006 and December, 31, 2005 was $15.0 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2006, the unrealized loss on these Cap Agreements of $6.8 million was included in accumulated other comprehensive income (loss). In the twelve month period following September 30, 2006, a $178,000 loss is expected to be realized. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our CDOs. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.05% to 9.67% and average 5.40%. The Cap Agreements had an average maturity of 3.7 years as of September 30, 2006 and will expire between 2007 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of September 30, 2006 and the balance of these same Hybrid ARM Hedging Instruments as of September 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of September 30,
	2006	2007	2008	2009	2010	2011
Swap Agreements:
Balance-guaranteed (1) (3)	$1,270,404	$862,083	$457,647	$140,994	$80,186	$46,303
Other (2)	35,733,895	28,591,415	20,907,300	10,515,134	6,918,559	3,669,836

	37,004,299	29,453,498	21,364,947	10,656,128	6,998,745	3,716,139

Cap Agreements (1) (3)	984,930	656,159	451,223	301,294	205,229	201,425

	$37,989,229	$30,109,657	$21,816,170	$10,957,422	$7,203,974	$3,917,564

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of September 30, 2006 and as of September 30 for each of the following five years (in thousands):

	As of September 30,
	2006	2007	2008	2009	2010	2011
Swap Agreements	$1,270,404	$918,290	$508,950	$159,471	$91,356	$55,639
Cap Agreements	984,930	753,915	474,115	323,054	234,136	234,504

	$2,255,334	$1,672,205	$983,065	$482,525	$325,492	$290,143

The fair value of the Pipeline Hedging Instruments at September 30, 2006 and December 31, 2005 was a net unrealized loss of $4.4 million and $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $347.0 million and $1.9 billion at September 30, 2006 and December 31, 2005, respectively. We recorded a net gain of $21.5 million on Derivatives during the nine months ended September 30, 2006. This gain consisted of a net gain of $43.6 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $23.3 million on Pipeline Hedging Instruments. We recorded a net gain of $3.1 million on Derivatives during the same period in 2005. This gain consisted of a net gain of $5.7 million on Pipeline Hedging Instruments partially offset by a net loss of $2.6 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net gain of $5.9 million on Derivatives during the three months ended September 30, 2006 consisted of a net gain of $45.3 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $39.3 million on Pipeline Hedging Instruments. The net loss of $147,000 on Derivatives during the three months ended September 30, 2005 consisted of a net gain of $6.0 million on Pipeline Hedging Instruments partially offset by a net loss of $6.0 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net gain on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions

During the quarter ended September 30, 2006, we purchased $440.7 million of Purchased ARM Assets, 100% of which were High Quality assets, and $4.6 billion of ARM loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired during the third quarter of 2006, 90.3% were Hybrid ARM Assets and 9.7% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-and nine-month periods ended September 30, 2006 and 2005 (dollar amounts in thousands):

	For the three months ended
	September 30, 2006		September 30, 2005
ARM securities:
Agency Securities	$349,651	6.9%	$—	0.0%
High Quality, privately issued	91,078	1.8	5,658,879	70.8
Other privately issued	—	0.0	82,186	1.0

	440,729	8.7	5,741,065	71.8

ARM loans:
Bulk acquisitions	3,188,247	63.1	957,291	12.0
Correspondent originations	1,347,302	26.7	1,215,157	15.2
Direct retail originations	40,390	0.8	76,686	1.0
Wholesale originations	37,058	0.7	—	0.0

	4,612,997	91.3	2,249,134	28.2

Total acquisitions	$5,053,726	100.0%	$7,990,199	100.0%

	For the nine months ended
	September 30, 2006		September 30, 2005
ARM securities:
Agency Securities	$580,848	3.5%	$—	0.0%
High Quality, privately issued	5,692,266	34.4	13,199,176	72.4
Other privately issued	161,094	1.0	187,740	1.0

	6,434,208	38.9	13,386,916	73.4

ARM loans:
Bulk acquisitions	5,799,828	35.1	1,289,526	7.1
Correspondent originations	4,110,663	24.9	3,358,877	18.4
Direct retail originations	147,183	0.9	204,493	1.1
Wholesale originations	40,828	0.2	—	0.0

	10,098,502	61.1	4,852,896	26.6

Total acquisitions	$16,532,710	100.0%	$18,239,812	100.0%

As of September 30, 2006, we had commitments to purchase $69.0 million of ARM securities and $1.1 billion of ARM loans. At September 30, 2006, we used a 21.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended September 30, 2006, we securitized $4.4 billion of our ARM loans into two CDOs. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $144.2 million of the resulting securities for our ARM Loan portfolio and financed $4.2 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of September 30, 2006 and December 31, 2005, we held $18.6 billion and $10.4 billion, respectively, of ARM Loans Collateralizing CDOs. As of September 30, 2006 and December 31, 2005, we held $2.9 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended September 30, 2006, our mortgage assets paid down at an approximate average annualized CPR of 15%, compared to 22% for the quarter ended December 31, 2005 and 28% for the quarter ended September 30, 2005. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At September 30, 2006 and December 31, 2005, we had unencumbered assets of $1.3 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the quarter ended September 30, 2006 consisted of Reverse Repurchase Agreements, Asset-backed CP, CDOs and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM Assets. The Reverse Repurchase Agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using CDOs as financing effectively eliminates refinancing and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into Reverse Repurchase Agreements with 20 different financial institutions and as of September 30, 2006, had borrowed funds from 19 of these firms. At September 30, 2006, we had $21.9 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate of 5.37% and a weighted average remaining term to maturity of 4.6 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of September 30, 2006, we had $8.6 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.34% and a weighted average remaining maturity of 31 days.

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

All of our CDOs are secured by ARM loans. For financial reporting purposes, the ARM Loans Collateralizing CDOs are recorded as our assets and the CDOs are recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of September 30, 2006, the following CDOs were outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,050,979	5.68%
Floating-rate financing with Cap Agreements (2)	9,546,266	5.68%
Fixed-rate financing (3)	7,688,937	5.26%

Total	$18,286,182	5.51%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $9.5 billion as of September 30, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.3 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.4 billion and fixed-rate financing of $1.0 billion as of September 30, 2006.

As of September 30, 2006, the CDOs were collateralized by ARM loans with a principal balance of $18.6 billion. The debt matures between 2033 and 2046 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately three years.

As of September 30, 2006, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900 million that expire between November 2006 and February 2007. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of September 30, 2006, we had $694.7 million borrowed against these whole loan financing facilities at an effective cost of 5.92%.

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

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 3.6 months as of September 30, 2006), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
Assets	$52,893,913	$42,507,741
Adjustments:
Net unrealized loss on Purchased ARM Assets	455,653	537,510
Net unrealized gain on Hedging Instruments	(317,969)	(393,583)
ARM Loans Collateralizing CDOs	(18,618,998)	(10,396,961)
Cap Agreements	(117,938)	(54,241)

Adjusted assets	$34,294,661	$32,200,466

Shareholders’ equity	$2,395,567	$2,207,086
Adjustments:
Accumulated other comprehensive loss	261,971	147,517
Equity supporting CDOs:
CDOs	18,286,182	10,254,334
ARM Loans Collateralizing CDOs	(18,618,998)	(10,396,961)
Cap Agreements	(117,938)	(54,241)

	(450,754)	(196,868)

Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000

Adjusted shareholders’ equity	$2,751,784	$2,652,735

Adjusted Equity-to-Assets Ratio	8.02%	8.24%

GAAP equity-to-assets ratio	4.53%	5.19%

Ratio of historical equity-to-average quarterly assets	5.16%	5.76%

Ratio of long-term equity to historical assets	6.04%	6.68%

Estimated total risk-based capital /risk-weighted assets	18.08%	21.33%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets Ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $29.9 billion instead of the $52.9 billion of assets owned as of September 30, 2006. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with CDO financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and CDO financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

Equity Transactions

During the three-month period ended September 30, 2006, we issued 175,000 shares of Common Stock and 224,900 shares of Preferred Stock through at-market and off-market transactions and received net proceeds of $4.8 million and $5.4 million, respectively, under a controlled equity offering program.

During the three-month period ended September 30, 2006, we issued 239,060 shares of Common Stock under the DRSPP and received net proceeds of $5.7 million.

Off-Balance Sheet Commitments

As of September 30, 2006, we had commitments in the ordinary course of business to purchase or originate the following amounts of ARM Assets (in thousands):

ARM securities – AAA/AA	$69,000
ARM loans – bulk acquisitions	336,654
ARM loans – correspondent originations	689,462
ARM loans – direct originations	33,242
ARM loans – wholesale originations	33,448

$1,161,806

Contractual Obligations

As of September 30, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$21,886,974	$21,216,973	$—	$670,001	$—
Asset-backed CP	8,576,300	8,576,300	—	—	—
CDOs (1)	18,286,182	37,865	98,349	136,017	18,013,951
Whole loan financing facilities	694,679	694,679	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$49,989,135	$30,525,817	$98,348	$806,018	$18,558,951

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

Results of Operations For the Three Months Ended September 30, 2006

For the quarter ended September 30, 2006, our net income was $75.3 million, or $0.64 EPS, based on weighted average shares of Common Stock outstanding of 113,316,000. That compares to $74.0 million, or $0.70 EPS for the quarter ended September 30, 2005, based on weighted average shares of Common Stock outstanding of 102,758,000, an 8.6% decrease in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Sep 30, 2004	18.76%	1.43%	1.09%	2.23%	(1.16)%	0.00%	15.17%
Dec 31, 2004	18.84%	1.10%	1.06%	2.23%	(0.86)%	0.00%	15.31%
Mar 31, 2005	17.91%	0.74%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.29%	1.31%	1.07%	1.67%	(1.06)%	0.43%	12.88%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined in the third quarter of 2006 compared to the same period in 2005 primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings as a result of slowing prepayments, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the quarters ended September 30, 2006 and 2005:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended September 30,
	2006	2005
Coupon interest income on ARM Assets	$673,498	$424,456
Amortization of net premium	(8,038)	(26,318)
Cash and cash equivalents	1,712	1,980

Interest income	667,172	400,118

Reverse Repurchase Agreements and Asset-backed CP	421,188	233,978
CDOs	230,960	71,964
Whole loan financing facilities	13,572	6,767
Senior Notes	6,133	6,134
Subordinated Notes	4,541	58
Hedging Instruments	(96,357)	(10,960)

Interest expense	580,037	307,941

Net interest income	$87,135	$92,177

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
ARM Assets (1)	$50,299,776	5.29%	$665,460	$35,759,888	4.45%	$398,138
Cash and cash equivalents	147,834	4.63	1,712	98,611	8.03	1,980

	50,447,610	5.29	667,172	35,858,499	4.46	400,118

Interest-bearing liabilities:
Reverse Repurchase Agreements and Asset-backed CP	31,067,274	5.42	421,188	25,836,941	3.62	233,978
Plus: (Benefit) of Hedging Instruments (2)		(1.16)	(89,944)		(0.21)	(13,813)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.26	331,244		3.41	220,165

CDOs	16,266,995	5.68	230,960	7,147,917	4.03	71,964
Plus: (Benefit) cost of Hedging Instruments (2)		(0.16)	(6,413)		0.16	2,853

Hedged CDOs		5.52	224,547		4.19	74,817

Whole loan financing facilities	870,547	6.24	13,572	622,149	4.35	6,767
Senior and Subordinated Notes	545,000	7.83	10,674	313,854	7.89	6,192

	48,749,816	4.76	580,037	33,920,861	3.63	307,941

Net interest-earning assets and spread	$1,697,794	0.53%	$87,135	$1,937,638	0.83%	$92,177

Yield on net interest-earning assets (3)		0.69%			1.03%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $37.0 billion and $26.5 billion as of September 30, 2006 and 2005, respectively, and Cap Agreements with net notional balances of $984.9 million and $1.0 billion as of September 30, 2006 and 2005, respectively.

(3)	Yield on Net Interest-Earning Assets is computed by dividing annualized net interest income by the average daily balance of interest-earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance Three Months ended September 30, 2006 versus 2005
	Rate	Volume	Total
Interest income:
ARM Assets	$74,961	$192,361	$267,322
Cash and cash equivalents	(838)	570	(268)

	74,123	192,931	267,054

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	55,312	55,767	111,079
CDOs	23,852	125,878	149,730
Whole loan financing facilities	2,932	3,873	6,805
Senior and Subordinated Notes	(45)	4,527	4,482

	82,051	190,045	272,096

Net interest income	$(7,928)	$2,886	$(5,042)

Net interest income decreased $5.0 million in the third quarter of 2006, compared to the same quarter of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the third quarter of 2006 compared to the same period of 2005 increased net interest income in the amount of $2.9 million. The average balance of our interest-earning assets was $50.4 billion during the quarter ended September 30, 2006, compared to $35.9 billion during the same period of 2005 — an increase of 40.8%. As a result of the yield on our interest-earning assets increasing to 5.29% during the third quarter of 2006 from 4.46% during the same quarter of 2005, an increase of 83 BPs, and our cost of funds increasing to 4.76% from 3.63% during the same period, an increase of 113 BPs, there was a net unfavorable rate variance of $7.9 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets for each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Yield on Net Interest- Earning Assets
Sep 30, 2004	$24,450	4.30%	0.38%	3.92%	2.93%	0.99%	1.17%
Dec 31, 2004	$27,193	4.42%	0.35%	4.07%	3.11%	0.96%	1.15%
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,841	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.21%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%

(1)	Yield on net interest-earning assets is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Sep 30, 2004	0.30%	0.08%	0.00%	0.38%
Dec 31, 2004	0.30%	0.07%	(0.02)%	0.35%
Mar 31, 2005	0.32%	0.07%	(0.01)%	0.36%
Jun 30, 2005	0.35%	0.06%	(0.05)%	0.36%
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

During the quarter ended September 30, 2006, we made a 3% downward adjustment in our expected future CPR on our Hybrid ARM assets to more accurately reflect the actual prepayment experience we have observed over the past nine months and expect to see in the future. This adjustment reduced the premium/discount amortization component of the yield adjustment on ARM assets.

As of September 30, 2006, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 43.5% of our portfolio of ARM Assets or $22.5 billion. During the third quarters of 2006 and 2005, we recorded loan loss provisions totaling $754,000 and $374,000, respectively, to reserve for estimated credit losses on ARM Loans.

At September 30, 2006 and December 31, 2005, our Purchased Securitized Loans totaled $7.1 billion and $6.8 billion, respectively. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of September 30, 2006, 45 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $35.3 million. Activity in non-accretable discounts for the three month periods ended September 30, 2006 and 2005 was as follows (in thousands):

	2006	2005
Balance at beginning of period	$15,251	$7,996
Increase for securities purchased	—	2,115
Realized losses	(8)	—

Balance at end of period	$15,243	$10,111

We recorded a net gain of $5.9 million on Derivatives during the third quarter of 2006, which consisted of a net gain of $45.2 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $39.3 million on Pipeline Hedging Instruments. We recorded a net loss of $147,000 on Derivatives during the same period in 2005, which consisted of a net gain of $6.0 million on Pipeline Hedging Instruments and a net loss of $6.1 million on commitments to purchase loans from correspondent lenders and bulk sellers.

We did not sell any ARM Assets during the quarters ended September 30, 2006 or 2005.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Sep 30, 2004	0.07%	0.14%	0.12%	0.33%
Dec 31, 2004	0.06%	0.14%	0.10%	0.30%
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%

The most significant decrease to our operating expenses for the quarter ended September 30, 2006 compared to September 30, 2005 was the $1.7 million decrease in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement which was partially offset by a $1.0 million decrease in benefits associated with long-term incentive awards resulting from the decrease in the Common Stock price, a $781,000 increase in the base management fee and the $1.2 million increase in expenses related to expanded operations of TMHL. Our ROE prior to the effect of the performance-based fee of $8.7 million for the third quarter of 2006 was 14.11%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.89%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the quarter ended September 30, 2006, which includes the effect of the performance-based fee of $8.7 million, was 12.61%.

Results of Operations For the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2006, our net income was $217.4 million, or $1.91 EPS, based on weighted average common shares outstanding of 110,195,000. That compares to $210.0 million, or $2.11 EPS for the nine months ended September 30, 2005, based on weighted average common shares outstanding of 97,518,000, a 9.5% decrease in our EPS.

Our ROE was 12.36% for the nine months ended September 30, 2006 compared to 14.03% for the same period in 2005. Our ROE decline in the first nine months of 2006 compared to the same period in 2005 was primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the nine months ended September 30, 2006 and 2005:

Comparative Net Interest Income Components

(in thousands)

	For the nine months ended September 30,
	2006	2005
Coupon interest income on ARM Assets	$1,817,969	$1,103,529
Amortization of net premium	(50,927)	(67,632)
Cash and cash equivalents	3,428	3,100

Interest income	1,770,470	1,038,997

Reverse Repurchase Agreements and Asset-backed CP	1,136,961	543,585
CDOs	535,388	179,243
Whole loan financing facilities	42,743	17,933
Senior Notes	18,399	18,402
Subordinated Notes	12,639	58
Hedging Instruments	(231,656)	23,633

Interest expense	1,514,474	782,854

Net interest income	$255,996	$256,143

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the nine months ended September 30,
	2006			2005
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-earning assets:
ARM Assets (1)	$46,372,856	5.08%	$1,767,042	$31,965,534	4.32%	$1,035,897
Cash and cash equivalents	106,831	4.28	3,428	76,630	5.39	3,100

	46,479,687	5.08	1,770,470	32,042,164	4.32	1,038,997

Interest-bearing liabilities:
Reverse Repurchase Agreements and Asset-backed CP	29,991,747	5.05	1,136,961	22,702,988	3.19	543,585
Plus: (Benefit) cost of Hedging Instruments (2)		(0.97)	(218,086)		0.05	7,769

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.08	918,875		3.24	551,354

CDOs	13,342,795	5.35	535,388	6,585,391	3.63	179,243
Plus: (Benefit) cost of Hedging Instruments (2)		(0.14)	(13,570)		0.32	15,864

Hedged CDOs		5.21	521,818		3.95	195,107

Whole loan financing facilities	977,574	5.83	42,743	633,405	3.77	17,933
Senior and Subordinated Notes	528,692	7.83	31,038	307,414	8.01	18,460

	44,840,808	4.50	1,514,474	30,229,198	3.45	782,854

Net interest-earning assets and spread	$1,638,879	0.58%	$255,996	$1,812,966	0.87%	$256,143

Yield on net interest-earning assets (3)		0.73%			1.07%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $37.0 billion and $26.5 billion as of September 30, 2006 and 2005, respectively, and Cap Agreements with net notional balances of $984.9 million and $1.0 billion as of September 30, 2006 and 2005, respectively.

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

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (amounts in thousands):

	Rate/Volume Variance Nine Months ended September 30, 2006 versus 2005
	Rate	Volume	Total
Interest income:
ARM Assets	$182,153	$548,992	$731,145
Cash and cash equivalents	(641)	969	328

	181,512	549,961	731,473

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	144,211	223,310	367,521
CDOs	62,440	264,271	326,711
Whole loan financing facilities	9,762	15,048	24,810
Senior and Subordinated Notes	(414)	12,992	12,578

	215,999	515,621	731,620

Net interest income	$(34,487)	$34,340	$(147)

Net interest income decreased $147,000 in the nine months ended September 30, 2006, compared to the same period of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first nine months of 2006 compared to the same period of 2005 increased net interest income in the amount of $34.3 million. The average balance of our interest-earning assets was $46.5 billion during the nine months ended September 30, 2006, compared to $32.0 billion during the same period of 2005 — an increase of 45.1%. As a result of the yield on our interest-earning assets increasing to 5.08% during the first nine months of 2006 from 4.32% during the same period of 2005, an increase of 76 BPs, and our cost of funds increasing to 4.50% from 3.45% during the same period, an increase of 105 BPs, there was a net unfavorable rate variance of $34.5 million.

For the nine months ended September 30, 2006, our ratio of operating expenses to average assets was 0.20%, compared to 0.26% for the same period in 2005. The most significant increases to our operating expenses for the nine months ended September 30, 2006 compared to September 30, 2005 were the $4.8 million increase in expenses related to expanded operations of TMHL, the $2.9 million increase in base management fees and the $2.9 million increase in the expenses associated with our long-term incentive awards partially offset by a $5.2 million decrease in the performance-based fee that the Manager earned as a result of our achieving a Return on Equity in excess of the threshold as defined in the Management Agreement. Our ROE prior to the effect of the performance-based fee of $24.9 million for the first nine months of 2006 was 13.82%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.85%. Our GAAP ROE for the nine months ended September 30, 2006, which includes the effect of the performance-based fee, was 12.36%.

Market Risks

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements that assume that certain market conditions will occur. Actual results may differ materially from these projected results due to changes in our ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changes in interest rates and in the relationship of various interest rates and their impact on our ARM portfolio yield, cost of funds and cash flows.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2006. The other three scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of September 30, 2006.

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

Net Portfolio Effective Duration

September 30, 2006

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.58 Years	0.37 Years	1.06 Years	0.34 Years	1.49 Years
Hybrid ARMs	1.84	1.01	2.53	0.76	2.93

Total ARM Assets	1.68	0.93	2.34	0.71	2.75

Borrowings and hedges	(1.89)	(1.93)	(1.86)	(1.95)	(1.84)

Net Portfolio Effective Duration	(0.06) Years	(0.46) Years	0.29 Years	(0.59) Years	0.51 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.7, 2.6 and 1.8 years respectively.

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

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the shape of the yield curve, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds and management’s investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM Assets in determining the earnings at risk.

At September 30, 2006, our base case implies a normalized upward sloping yield curve rather than the current inverted yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in prepayment speeds as interest rates change, was 14.22%, 24.62%, 4.59% and 2.24%, respectively, of projected net income for the twelve months ended September 30, 2007. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

Effects of Interest Rate Changes

Changes in interest rates impact our earnings in various ways. While we invest primarily in ARM Assets, rising short-term interest rates may temporarily negatively affect our earnings, and, conversely, falling short-term interest rates may temporarily increase our earnings. This impact can occur for several reasons and may be mitigated by portfolio prepayment activity and portfolio funding and hedging strategies. For example, our borrowings may react to changes in interest rates sooner than our ARM Assets because the weighted average next repricing date of our borrowings may be sooner than that of our ARM Assets. Additionally, interest rates on Traditional ARM Assets may be limited to an increase of either 1% or 2% per adjustment period (commonly referred to as the periodic cap), or indices may be based on weighted averages rather than current rates, while our borrowings do not have similar limitations. At September 30, 2006, 7.88% of our ARM Assets were Traditional ARM Assets subject to periodic caps. Our ARM Assets also typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Interest rate changes can also affect the availability and pricing of ARM Assets, which affects our investment opportunities. During a rising interest rate environment, there may be less total loan origination and refinance activity, but a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products, but because there will likely be above average loan origination and refinancing volume in the industry, even a small percentage of ARM product volume may provide sufficient investment opportunities. Additionally, a flat or inverted yield curve may be an adverse environment for ARM products because there may be little incentive for a consumer to choose an ARM product over a 30 year fixed-rate mortgage loan. Conversely, in a steep yield curve environment, ARM products may enjoy an above average advantage over 30-year fixed-rate mortgage loans, increasing our investment opportunities. The volume of ARM loans being originated industry-wide can also affect their investment yield. During periods when there is a shortage of ARM products, yields may decline due to market forces and conversely, when there is an above average supply of ARM products, yields may improve due to the same market forces.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REIT taxable income per share	$0.57	$0.69	$1.86	$2.09
Dividend on preferred shares	—	0.02	—	0.03
Gain on purchase loan commitments	—	—	—	(0.01)
Payments under long-term incentive plan	—	—	0.03	0.01
Taxable REIT subsidiary (loss) income	—	(0.01)	0.02	0.03
Hedging Instruments, net	0.13	(0.01)	0.10	(0.01)
Provision for credit losses, net	—	—	(0.01)	(0.01)
Long-term incentive plan expense	—	0.01	(0.03)	(0.02)
Issuance of CDOs	(0.06)	—	(0.06)
Other	—	—	—	—

GAAP EPS	$0.64	$0.70	$1.91	$2.11

We estimate that our undistributed taxable income as of September 30, 2006, after deducting the estimated third quarter dividend declared on October 16, 2006, was $13.4 million, or $0.12 per share, based on estimated outstanding common shares of 114,860,000 as of the third quarter dividend record date.

Other Matters

The Code requires that at least 75% of our total assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of September 30, 2006, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of September 30, 2006, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At September 30, 2006, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

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

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: November 8, 2006	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2006	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: November 8, 2006	/s/ Clarence G. Simmons, III
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

“Adfitech” means ADFITECH, Inc., a wholly-owned mortgage services subsidiary of TMHL.

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

“Hedging Instruments” means Cap Agreements and Swap Agreements which are Derivatives that we use to manage our interest rate exposure when financing the purchase of ARM Assets.

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

“Hybrid ARM Hedging Instruments” means Hedging Instruments, including Swap Agreements and Cap Agreements, that we use to manage our interest rate exposure when financing the purchase of Hybrid ARMs.

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