Form 10-K
period 2006-12-31
THORNBURG MORTGAGE INC
filed 2007-03-01
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	85-0404134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Washington Avenue, Suite 302 Santa Fe, New Mexico	87501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 989-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($.01 par value) and associated preferred stock purchase rights	New York Stock Exchange
8% Series C Cumulative Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange
Series D Adjusting Rate Cumulative Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates was $3,109,392,185, based on the closing price of the Common Stock on the New York Stock Exchange on that date.

Number of shares of Common Stock outstanding at February 21, 2007: 114,010,938

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 19, 2007, are incorporated by reference into Part III.

THORNBURG MORTGAGE, INC.

2006 FORM 10-K ANNUAL REPORT

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

GENERAL

We are a single-family residential mortgage lender that originates, acquires and retains investments in ARM Assets, thereby providing capital to the single-family residential housing market. Our ARM Assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM Assets and Hybrid ARM Assets. Purchased ARM Assets are MBS that represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of Collateralized Mortgage Debt or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM Assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM Assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 38 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

CORPORATE GOVERNANCE

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•

The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on a quarterly basis, 2) reviews our budget and three-year strategic plan annually and 3) performs an annual review of the Manager’s compensation, performance and implementation of our strategic plan.

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

OPERATING POLICIES AND STRATEGIES

Portfolio Strategies

Our business strategy is to acquire, originate and retain primarily ARM Assets to hold in our portfolio, fund them using equity capital and borrowed funds, and generate earnings from the difference, or spread, between the yield on our assets and our cost of borrowings. Our ARM Assets include investments in Hybrid ARM Assets and Traditional ARM Assets.

We acquire Purchased ARM Securities and ARM Loans from investment banking firms, broker-dealers, mortgage bankers, mortgage brokerage firms, banks, savings and loan institutions, credit unions, home builders and other entities involved in originating, securitizing, packaging and selling MBS and mortgage loans. We believe we have a competitive advantage in acquiring and investing in ARM Assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes approximately 282 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and as of December 31, 2006, we had 234 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in 49 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our policy requires us to have a mortgage asset portfolio with an expected Net Effective Duration of one year or less and which may consist of Agency Securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, Collateralized Mortgage Debt, “A quality” ARM Loans that we intend to securitize, Purchased Securitized Loans or other short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investments.

In 2006, we began acquiring and originating Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of December 31, 2006, we held $2.2 billion of Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions. Acquired and originated Pay Option ARMs are underwritten in accordance with our bulk loan acquisition and underwriting guidelines detailed on pages 7 and 8. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of December 31, 2006, accumulated deferred interest was $42.0 million. We expect the number of delinquencies related to Pay Option ARMs to be greater than those related to Traditional and Hybrid ARMs. Our Pay Option ARMs had an average original effective loan-to-value ratio of 68% and an average original FICO score of 721 at December 31, 2006.

In the second quarter of 2006, our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years was limited to no more than 50% of our total assets. In July 2006, the Board of Directors removed this limitation in response to consumer preference for longer-term Hybrid ARM products in the current interest rate environment. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of December 31, 2006, we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM Loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale lending, (iii) direct retail lending and (iv) bulk acquisitions. Correspondent lending involves originating individual loans that we generally re-underwrite from lending partners which we have approved and which originate and close the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Wholesale loan originations are loans which we underwrite and close that are sourced from approved mortgage brokerage firms. Direct retail loan originations are loans that we originate directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans, which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We acquire and originate ARM Loans for our portfolio with the intention of using them as collateral for Collateralized Mortgage Debt. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates or classes created as a result of our loan acquisition and securitization efforts or acquired as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis.

We believe acquiring or originating ARM Loans and then securitizing them benefits us by providing: (i) greater control over the quality and types of ARM Assets acquired; (ii) the ability to acquire current coupon ARM Assets at lower prices; (iii) additional sources of new whole-pool ARM Assets; and (iv) generally higher yielding investments in our portfolio.

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers pay fees to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. During 2006, we modified 1,141 loans with balances totaling $573.8 million. At December 31, 2006, the pipeline of loans to be modified totaled $74.6 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can take out equity from their homes.

Correspondent Lending

In the correspondent lending channel, we originate mortgage loans from Company-approved correspondent lenders. We pre-qualify all correspondents to determine their financial strength, the soundness of their own established in-house mortgage procedures and their ability to fulfill their representations and warranties to us. Correspondents’ compliance with these qualifications is assessed at least annually. The majority of loans originated in the correspondent channel are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents’ product specifications and underwriting guidelines that have been pre-approved by us.

We currently have granted delegated underwriting authority to 27 correspondent lenders. The level of delegated authority ranges from $650,000 up to $2,000,000 per loan. Delegated authority is granted based on our prior experience with each individual correspondent in the areas of credit quality and documentation quality. We perform a post-closing quality control review on 20% of all loans approved with delegated authority. Prior to the purchase of all non-delegated loans generated by our correspondents, we perform a full underwriting review of each loan file, including all credit and appraisal information, to ensure product quality and compliance with our underwriting guidelines.

Wholesale Lending

In June 2006, we began originating loans through mortgage brokerage firms. Our Company-approved mortgage brokerage firms sell our Traditional ARM and Hybrid ARM products and submit completed loan applications and customer documentation through our web portal and imaging systems. The loans are underwritten and closed in TMHL’s name. Our main geographic targets in 2006 were areas of highly concentrated populations such as Florida, California and the northeastern states. We plan to expand our geographic focus in 2007 to include a majority of the major markets in the United States. We pre-qualify all mortgage brokerage firms to determine their financial strength, creditworthiness, existing wholesale relationships and current technology capabilities, and to ensure that their core business relationships resemble our customer profile. We assess the mortgage brokerage firms’ compliance with these qualifications on an annual basis. In addition to pre-approving mortgage brokerage firms, we maintain a list of pre-approved settlement agents and require certain insurance policies to be obtained from the closing agents to mitigate any risk of misappropriation of funds. Prior to origination, we review all of the loan applications submitted by our mortgage brokerage firms to ensure product quality and compliance with our underwriting guidelines. We perform a full underwriting of each loan file, including all credit and appraisal information. We currently perform a post-closing quality control review on 100% of all loans originated but plan to decrease that percentage during 2007.

We have a strategic partnership with a third-party provider for our wholesale web portal and obtain an insured closing protection letter on all closings. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys and post-closing quality control.

Direct Retail Lending

In the direct retail channel, we capitalize on our competitive advantages including our portfolio lending capability, cost-efficient operation, strategic partnerships, and available technology, to offer current and prospective borrowers attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. We originate mortgage loans through TMHL, which is authorized to originate loans in 49 states and the District of Columbia.

Our direct retail lending model is built upon strategic partnerships with third-party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We utilize agreements with two third-party, private label fulfillment vendors for the processing, underwriting and closing of our direct retail loans. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience. These services are provided on a private label basis, meaning that these providers identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

We use three approaches to originate loans directly with borrowers. We originate loans via our personal service center, where borrowers can call to inquire about loan products and interest rates, seek advice and counseling regarding qualifying for a loan and the approval process, and complete a mortgage application. The completed mortgage loan application along with a request for additional supporting documentation is then sent to the borrower for signature. Our loan processors, or their third-party agents, are responsible for working with the borrower to complete the processing of the loan application, obtain a final loan approval and schedule the loan for closing. The personal service center also originates loans as a result of outbound telephone calls to current customers. We also offer mortgages on-line utilizing third-party, private label and web-based origination systems. Prospective borrowers are able to look up mortgage loan product and interest rate information through our website, obtain access to a variety of mortgage calculators and consumer help features, submit an application on-line and begin the process of obtaining pre-approval of their loan. Once a mortgage loan application has been submitted, one of our representatives will assist the borrower in completing the loan process.

Bulk Loan Acquisitions

Third-party mortgage originators or aggregators sell us pools of single-family residential Traditional ARM and Hybrid ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller’s loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We usually only consider the purchase of loans when the borrowers have had their income and assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party due diligence firm then perform an independent underwriting review of the processing, underwriting and loan closing methodologies that the originators used in qualifying a borrower for a loan. Depending on the size of the loan package, we may not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria that we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan either meets the seller’s pre-approved underwriting standards and other requirements or is underwritten to our standards. A seller who breaches such representations and warranties in making a loan that we purchase may be obligated to repurchase the loan. As added security, we use the services of a third-party document custodian to insure the quality and accuracy of individual mortgage loan collateral documents and to hold the required documents in safekeeping. As a result, a majority of the required original individual loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Adfitech Operations

On August 21, 2006, we acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry, from a subsidiary of Centex Corporation. Prior to the acquisition, we partnered with Adfitech for three years on an outsourced basis for quality control services, imaging and other selected mortgage-related functions that supported our loan origination business across all loan origination channels — correspondent, wholesale and direct retail.

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

Mortgage Loan Servicing

We obtain the servicing rights on a majority of the loans we originate through the correspondent lending channel and on all of the loans we originate in the wholesale and direct retail lending channels, with the intention of providing borrowers with ongoing high quality customer service, as well as the opportunity to participate in The Thornburg Mortgage Exchange ProgramSM. These efforts are designed to lower prepayment rates on the portfolio through customer retention. We contract with a third-party subservicer to service our loans on a private label basis. The third-party subservicer collects mortgage loan payments, manages escrow accounts, provides monthly statements and notices to borrowers, offers on-line mortgage servicing information and provides customer service, loan collection, mortgage exchange processing, loss mitigation, foreclosure, bankruptcy and real estate-owned management services. We actively monitor and manage the activities of our subservicer, and pay fees for this service based on a fixed fee schedule per mortgage loan. We also advance funds to the subservicer as needed when there is a shortfall in the escrow activity.

Underwriting Guidelines

Our underwriting guidelines for the correspondent, wholesale and direct retail channels are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. Generally, a credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2006, our borrowers had an average FICO score of 743. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, excellent credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

Our underwriting guidelines for the correspondent lending, wholesale lending and direct retail lending channels are applied in accordance with a procedure that generally requires at least one appraisal, and for larger loan amounts, multiple appraisals and field reviews. Our underwriting guidelines permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit-grading category, depending on the creditworthiness of the borrower, the type and use of the property, the purpose of the loan application and the loan amount. It is our policy that loans with original loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

Loan Quality Control

We employ a number of pre- and post-funding measures to ensure the quality of our loans. In addition to our internal pre-funding underwriting and loan documentation reviews on 100% of our wholesale and non-delegated correspondent loans, we maintain strict oversight of our retail lending third party providers. We also utilize a third party database company to conduct pre-funding fraud checks on 100% of our wholesale loans and 50% of our direct retail and correspondent loans. These checks validate loan application data via relational databases and logic to identify potentially fraudulent data.

Post-funding, Adfitech currently reviews 100% of our wholesale loans and a 10%—15% sample of our direct retail and correspondent loans, generally within one month of funding. In the future, it is likely we will decrease the amount of current reviews performed by Adfitech on wholesale loans once we have sufficient evidence of the effectiveness of our underwriting and operating guidelines. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and mortgage brokerage firms. Summary reports are prepared for management and the Board of Directors.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities and other collateralized financings that we may establish in the future. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk. Our long-term objective is to achieve a more diversified funding mix including Asset-backed CP, Collateralized Mortgage Debt and Reverse Repurchase Agreements.

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

We enter into three types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements, fixed-rate Reverse Repurchase Agreements and structured Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from one to thirteen months. Our structured Reverse Repurchase Agreements incorporate elements of both the variable rate term and the fixed-rate Reverse Repurchase Agreements and have original maturities of five years. The interest rates on these variable rate term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate Reverse Repurchase Agreements have original maturities within one month. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

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

We have also financed the origination and purchase of ARM Assets by issuing hedged floating-rate and fixed-rate Collateralized Mortgage Debt in the capital markets. The Collateralized Mortgage Debt is collateralized by ARM Loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral and related Hedging Instruments. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the Reverse Repurchase Agreement or Asset-backed CP markets. These transactions are a long-term form of financing and are not subject to margin calls or disruptions in the asset-backed financing market.

We have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition and origination of whole loans while we are accumulating loans for securitization.

We have issued Senior Notes in the amount of $305.0 million as a form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are unsecured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011.

We have issued Subordinated Notes in the amount of $240.0 million as another form of long-term capital. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum through the interest payment dates between October 2015 and January 2016, and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 38 and the calculation of our Adjusted Equity-to-Assets Ratio on page 39.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk. We believe this is a prudent approach to assessing our liquidity risk.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of our Swap Agreements and all of our Cap Agreements decline such that they are expected to equal the balance of the Hybrid ARM loans collateralizing debt hedged with these Hybrid ARM Hedging Instruments. As of December 31, 2006, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.6 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately zero years, including the effects of estimated prepayments.

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

The hedging transactions that we currently use are primarily designed to protect our income during periods of changing market interest rates and also have the benefit of protecting our portfolio market value. We do not enter into derivative transactions for speculative purposes. Further, no hedging strategy can completely insulate us from risk and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

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

We have elected to qualify as a REIT for income tax purposes. We have adopted certain compliance guidelines, which include restrictions on our acquisition, holding and sale of assets, thus limiting the investment strategies that we may employ. Substantially all of the tax assets that we have acquired and will acquire for investment are expected to be Qualified REIT Assets. We closely monitor our purchases of ARM Assets and the income from such assets, including from our hedging strategies, so that we maintain our qualification as a REIT at all times.

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

PORTFOLIO OF MORTGAGE ASSETS

We have invested in the following types of ARM Assets in accordance with the operating policies established by the Board of Directors and described above in “Business - Operating Policies and Strategies - Operating Restrictions.”

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

ARM Loans

All of our ARM Loans are either Traditional ARM loans or Hybrid ARM loans. Securitized ARM Loans are loans that we have originated or acquired and securitized in which we retain 100% of the beneficial ownership interests. ARM Loans Collateralizing Debt are also loans we have securitized that provide credit support for AAA or AA certificates issued to third-party investors in our Collateralized Mortgage Debt structured financing arrangements. ARM loans held for securitization are loans we have acquired or originated that we intend to securitize and retain.

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. We originate or acquire loans that are generally underwritten to “A quality” standards. Our borrowers generally make large down payments and have adequate liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is well valued, appropriate to the neighborhood and located in a stable market. The Traditional ARM and Hybrid ARM loans we have originated or acquired are all first lien mortgages on single-family (one-to-four units) residential properties. Some have additional collateral in the form of pledged financial assets. Pledged financial assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. As a result, the loans we originate or acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values. If a loan has an original loan-to-value ratio above 80%, we require private mortgage insurance or additional collateral, providing additional protection to us against credit risk. The average original effective loan-to-value ratio of our loans was 66.8% as of December 31, 2006.

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

EMPLOYEES

The Manager provides management and personnel, subject to the supervision of the Board of Directors and under the terms of the Management Agreement discussed below. To date since the inception of our operations, the Manager has not engaged in any other activities besides the management of our operations although it is permitted to do so under the terms of the Management Agreement. As a result of the acquisition of Adfitech on August 21, 2006, and our expansion into the wholesale channel, we had 311 employees at December 31, 2006. Additionally, the Manager had 155 employees, 112 of whom were directly engaged in the activities of TMHL.

The Management Agreement

The Management Agreement, which expires in July 2014, provides for an annual review by the independent directors of the Board of Directors of the Manager’s performance and the reasonableness of the compensation paid to the Manager. If we terminate the Management Agreement other than for cause, we must pay the Manager a substantial cancellation fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of Common Stock, we are combined with or acquired by another entity, or we terminate the Management Agreement other than for cause, we are obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. We have the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

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

Subject to the limitations set forth below, we pay all our operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of personnel who are performing management services for the Manager and the cost of office space, equipment and other overhead-related expenses required in connection with those personnel providing management services for the Manager. The expenses that we are required to pay include costs related to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of operating personnel, marketing expenses, regular legal and auditing fees and expenses, the fees and expenses of our directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of our custodian and the Agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico gross receipts tax liability.

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

If we do not qualify as a REIT in any given year, we would be subject to federal and state income tax as a domestic corporation, which would reduce the amount of the after-tax cash available for distribution to our shareholders. We believe that we have satisfied the requirements for qualification as a REIT since the year ending in 1993. We intend at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

In each year that we qualify as a REIT, we generally will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that we distribute to our shareholders. We are subject to corporate level taxation on any undistributed income. In addition, we face corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that we take in foreclosure and on which we make a foreclosure property election, and on the gain from any property that is treated as “dealer property” in our hands. TMHL, its subsidiary Adfitech, and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income taxes.

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described briefly below.

Ownership of Capital Stock

For all taxable years after the first taxable year for which we elected to be a REIT, a minimum of 100 persons must hold our shares of capital stock for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of our shares and to demand statements from persons who own more than a certain percentage of our shares regarding their ownership of shares. We must keep a list of those shareholders who fail to reply to such a demand.

We are required to use the calendar year as our taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of the consolidated tax assets of TMA, TMD and TMCR must consist of Qualified REIT Assets, government securities, cash and cash items. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer’s outstanding securities (with an exception for a taxable REIT subsidiary and a qualified REIT subsidiary). Under that exception, the aggregate value of the securities issued by such taxable REIT subsidiaries is limited to 20% of the value of all of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held them directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our shareholders. We do not expect that the value of the securities issued by such taxable subsidiaries, in the aggregate, will ever exceed 20% of the value of all of our assets.

Sources of Income

We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of the consolidated gross taxable income of TMA, TMD and TMCR for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. The 95% Test. In addition to deriving 75% of our gross taxable income from the sources listed above, at least an additional 20% of our gross taxable income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or other disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the tax assets that we acquire (other than stock in certain affiliate corporations as discussed above) to Qualified REIT Assets. Our policy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, which we otherwise might acquire.

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

We originate and acquire ARM Loans and ARM securities and have risk of loss due to mortgage loan defaults or fraud.

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

•

We could experience losses if we fail to detect fraud, where a borrower or lending partner has misrepresented its financial situation or purpose for obtaining the loan, or an appraisal misrepresented the value of the property collateralizing our loan.

•

We purchase ARM securities that have various degrees of third-party credit protection and are rated at least Investment Grade at the time of purchase. It is possible that default and loan loss experience on the underlying securitized loans could exceed any credit enhancement, subjecting us to risk of loss.

Our mortgage loan originations are dependent on external factors.

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

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. All of our subsidiaries, except Adfitech, have their principal offices in Santa Fe, New Mexico, which are leased from the Manager. We own the land, and buildings thereon, at which Adfitech’s principal office is located in Edmond, Oklahoma.

Item 3.	LEGAL PROCEEDINGS

At December 31, 2006, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Service for failing to make required disclosures with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During 2006, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 21, 2007, we had 114,010,938 shares of Common Stock outstanding, held by 5,880 holders of record and approximately 137,810 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of the Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2006
Fourth Quarter ended December 31, 2006	$26.82	$24.28	$25.13	$0.68	(1)
Third Quarter ended September 30, 2006	28.72	22.55	25.47	0.68
Second Quarter ended June 30, 2006	28.91	25.89	27.87	0.68
First Quarter ended March 31, 2006	27.28	24.77	27.06	0.68
2005
Fourth Quarter ended December 31, 2005	$27.53	$22.72	$26.20	$0.68	(2)
Third Quarter ended September 30, 2005	30.29	24.46	25.06	0.68
Second Quarter ended June 30, 2005	30.82	27.91	29.13	0.68
First Quarter ended March 31, 2005	29.31	27.16	28.04	0.68

(1)	The 2006 fourth quarter dividend was declared in December 2006 and paid in January 2007.
(2)	The 2005 fourth quarter dividend was declared in December 2005 and paid in January 2006.

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

Dividend Reinvestment and Stock Purchase Plan

The DRSPP allows shareholders of Common and Series C Preferred Stock to have their dividends reinvested in additional shares of Common Stock. The Common Stock to be acquired under the DRSPP may be purchased from us, or in the open market or in privately negotiated transactions, at our sole discretion. Shares purchased from us may be purchased at a discount from the then prevailing market price, at our sole discretion. Shareholders and non-shareholders may also make monthly cash purchases of Common Stock, subject to a minimum of $100 per month ($500 minimum initial investment for new investors) and a maximum of $10,000 per month for each optional cash purchase, although we may waive the limitation on the maximum amount upon request, at our sole discretion. The Agent is the trustee and administrator of the DRSPP. Shareholders who own stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Agent. Shareholders who own stock that is registered in a name other than their own (e.g., broker or bank nominee) and want to participate in the DRSPP must either request the broker or nominee to participate on their behalf or request that the broker or nominee re-register the stock in the shareholder’s name and deliver a completed enrollment form to the Agent. Additional information about the DRSPP (including a prospectus) and forms are available from the Agent or us.

Total Return Comparison

The following graph presents a total return comparison of the Common Stock for the five-year period from December 31, 2001 through December 31, 2006, to the FTSE NAREIT All REIT, the Bloomberg Mortgage REIT Index and the Standard and Poor’s 500 Financials Index. The total return reflects stock price appreciation and the value of dividends for the Common Stock and for each of the comparative indices. We have replaced the NAREIT Composite Index, which was included in the total return comparison presented in our proxy statement for 2006 and which is no longer available, with the FTSE NAREIT All REIT Index, which uses the same calculation methodology as the NAREIT Composite Index. We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in the Common Stock and each index was $10 0 on December 31, 2001, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
TMA	$100.00	$114.46	$170.81	$200.19	$199.87	$212.92
FTSE NAREIT All REIT	$100.00	$105.22	$145.69	$189.99	$205.74	$276.41
Bloomberg Mortgage REIT Index	$100.00	$123.36	$165.32	$210.82	$176.28	$211.40
S&P 500 Financials Index	$100.00	$85.40	$111.87	$123.98	$132.03	$157.34

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. You should read the selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Operations Statement Highlights

(In thousands, except percentages and per share data)	Year ended December 31,
	2006	2005	2004	2003	2002
Net interest income	$346,684	$344,457	$293,699	$233,953	$157,929
Net income	$297,697	$282,844	$232,564	$176,504	$120,016
EPS (basic)	$2.58	$2.79	$2.80	$2.73	$2.60
EPS (diluted)	$2.58	$2.79	$2.80	$2.71	$2.59
Average common shares - basic	111,055	99,187	83,001	63,485	43,590
Average common shares - diluted	111,055	99,187	83,001	65,217	46,350
Taxable income per common share (1)	$2.47	$2.83	$2.93	$2.81	$2.67
Dividends declared per common share (2)	$2.72	$2.72	$2.66	$2.49	$2.29
Yield on ARM Assets	5.17%	4.42%	3.98%	4.05%	4.63%
Portfolio Margin	0.73%	1.01%	1.25%	1.61%	1.88%
Return on Equity	12.78%	14.04%	15.55%	17.31%	17.66%
Operating expense to average assets	0.20%	0.25%	0.32%	0.42%	0.45%

Balance Sheet Highlights

(In thousands, except per share data)	As of December 31,
	2006	2005	2004	2003	2002
ARM Assets	$51,532,955	$41,484,029	$28,743,061	$18,852,166	$10,335,213
Total assets	$52,705,052	$42,507,741	$29,212,402	$19,118,799	$10,512,932
Reverse Repurchase Agreements	$20,706,587	$23,390,079	$14,248,939	$13,926,858	$8,568,260
Asset-backed CP	$8,906,300	$4,990,000	$4,905,000	$—	$—
Collateralized Mortgage Debt	$18,704,460	$10,254,334	$6,645,598	$3,114,047	$255,415
Senior and Subordinated Notes	$545,000	$495,000	$305,000	$251,080	$—
Shareholders’ equity	$2,377,072	$2,207,086	$1,789,184	$1,239,104	$833,042
Historical book value per common share (1)	$21.66	$21.41	$20.46	$18.68	$16.54
Book value per common share	$18.92	$20.00	$19.47	$16.75	$14.54
Number of common shares outstanding	113,775	104,775	91,904	73,985	52,763

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 22.
(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS (basic) follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Year ended December 31,
	2006	2005	2004	2003	2002
REIT Taxable income per share	$2.47	$2.83	$2.93	$2.81	$2.67
Gain (loss) on purchase loan commitments	0.02	(0.01)	(0.12)	0.04	—
Payments under long-term incentive plan	0.03	0.01	0.01	0.02	—
Conversion of taxable REIT subsidiary to qualified REIT subsidiary, net	—	—	—	—	0.02
Taxable REIT subsidiary income (loss)	0.01	0.06	(0.03)	—	—
Hedging Instruments, net	0.12	(0.04)	0.12	0.04	—
Provision for credit losses, net	(0.03)	(0.01)	(0.02)	(0.01)	—
Actual credit losses on ARM Assets	—	—	—	—	0.01
Long-term incentive plan expense	(0.03)	(0.03)	(0.08)	(0.16)	(0.10)
Issuance of Collateralized Mortgage Debt	—	—	(0.02)	(0.01)	—
Other	(0.01)	(0.02)	0.01	—	—

GAAP EPS	$2.58	$2.79	$2.80	$2.73	$2.60

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

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,
	2006	2005	2004	2003	2002
Historical book value per share	$21.66	$21.41	$20.46	$18.68	$16.54
Unrealized (losses) gains on ARM securities	(4.08)	(5.13)	(1.93)	(0.58)	0.84
Unrealized gains (losses) on Hedging
Instruments	1.34	3.72	0.94	(1.35)	(2.84)

GAAP book value per share	$18.92	$20.00	$19.47	$16.75	$14.54

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM Assets for our portfolio using both equity capital and borrowed funds and finance them in such a way so as to achieve earnings and dividend stability as our primary objective, and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise Common Stock and access alternative sources of long-term capital such as preferred stock and unsecured debt that provide increased earnings to our existing Common Stock and (iii) to grow our assets relative to our existing capital base by pursuing non-recourse funding sources, relying less on Reverse Repurchase Agreements and more on Collateralized Mortgage Debt to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential of those assets. Despite continued highly competitive pricing, industry-wide origination decreases and a more aggressive approach to granting credit by other mortgage lenders, our loan originations totaled $1.3 billion and $5.6 billion in the three and twelve months ended December 31, 2006, respectively, exceeding total 2005 production by 13% and our annual target by 2%. We expect our mortgage origination volumes will remain strong going forward based on the $680.3 million of loans in the fallout-adjusted pipeline at December 31, 2006, most of which we expect will close in the first quarter of 2007. Our correspondent relationships have increased 33% year-over-year, and we now have approximately 282 correspondent partners across the country.

In the second quarter of 2006, we began originating loans through mortgage brokerage firms, our wholesale channel. We remain confident that as this channel grows, it will become an attractive source of higher yielding loans for us. We also believe our entry into the wholesale business on a fully paperless and internet-based basis will offer improved levels of service within the industry. Leveraging the same strategy that has proven successful with correspondent lenders, including superior service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time. As of December 31, 2006, we had 234 mortgage brokerage firms approved to do business with us.

We have also expanded our customer retention and referral program – The Thornburg Mortgage Exchange ProgramSM – as the earnings benefit of retaining an existing client is greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers can change the rate or other terms of their loans with a brief phone call and a small fee. Since 2002, we have modified 4,228 loans representing $2.3 billion. Another feature of The Thornburg Mortgage Exchange ProgramSM is that, on a streamlined basis, our borrowers can cash out equity from their homes. Our growing loan servicing portfolio, or client base, which grew 30% over the year ago period to $12.0 billion, should be a promising source for loan exchanges and new loans in the future. This servicing portfolio now represents 20,637 customers.

Adfitech Acquisition. On August 21, 2006, we acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry, from a subsidiary of Centex Corporation. Prior to the acquisition, we partnered with Adfitech for three years on an outsourced basis for quality control services, imaging and other selected mortgage-related functions that supported our loan origination business across all loan origination channels — correspondent, wholesale and direct retail.

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

Long-term Capital Growth. We raised $241.8 million of new common equity capital during 2006 at an average net price of $26.87 per share and $113.4 million of new preferred equity capital at an average net price of $24.11 per share. This new long-term capital will contribute modestly to additional balance sheet and earnings growth in the future, principally through the acquisition and origination of high quality ARM Assets. Going forward, given the tight spread environment on ARM Assets, rate of return opportunities are lower than they have been in previous years, and we may consider utilizing alternative lower cost, long-term capital sources such as preferred stock and unsecured debt to support future earnings and balance sheet growth.

Capital Efficient Collateralized Mortgage Debt Transactions. Since Collateralized Mortgage Debt represents long-term debt financing and the debt has no margin call risk, it reduces our capital requirements when used to finance our portfolio, providing an additional source of balance sheet and earnings growth. Our financing capital requirement for Collateralized Mortgage Debt is lowered to the capital required to support the financing which, in the aggregate, approximates 2% versus our customary 8% minimum capital requirement for Reverse Repurchase Agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional High Quality ARM Assets financed through recourse borrowings. In the fourth quarter of 2006, we completed a $1.3 billion Collateralized Mortgage Debt transaction which freed up an estimated $89.8 million of capital, which will allow us to acquire an additional $988.2 million in ARM Assets during 2007.

Use of Excess Capital to Grow Interest Earning Assets. Since the second quarter of 2005, we began utilizing a portion of our excess capital to increase our holdings of interest-earning assets. By reducing our Adjusted Equity-to-Assets ratio from an average of 8.96% during the second quarter of 2005 to 8.16% at December 31, 2006, we were able to boost core earnings without compromising our strong liquidity position, as evidenced by our continued strong unencumbered asset position and growing value of Hedging Instruments, which totaled $1.2 billion at December 31, 2006. See the Adjusted Equity-to-Assets calculation on page 39.

Consistent Profitability

Our business model is designed to protect our profitability during periods of changing interest rates or yield curves in that we fund our Hybrid ARM portfolio with fixed-rate borrowings and hybrid Hedging Instruments of comparable duration. Because longer-duration funds are usually more expensive, this strategy reduced our net interest income and earnings potential in prior years, but has been a contributor to our relative earnings stability through this current rising interest rate cycle and flattening yield curve environment. Nevertheless, our earnings during the fourth quarter of 2006 reflect the continued difficult competitive and operating environment, which has continued to put downward pressure on our Portfolio Margin resulting in earnings that were below the level required to maintain the current dividend on our Common Stock. We have seen tighter spreads on ARM Assets caused by reduced mortgage loan volume in general and intense competition for the volume that remains. Further, our older Swap Agreements have begun to mature whereas our older Hybrid ARMs are not resetting or prepaying as quickly as we had anticipated because of the current higher interest rate environment. While the Federal Funds rate did not change during the quarter, the yield curve remained inverted with short-term and long-term rates holding flat, which may also impact future ARM origination volume.

Our approach to offsetting these competitive market and balance sheet pressures remains the same – to grow our balance sheet using an array of asset acquisition, financing and capital strategies including employing our strong capital base while still managing interest rate and credit risk. Additionally, approximately $7.2 billion of our Hybrid ARMs have interest rates that will reset over the next 24 months from an average interest rate of 4.63% to a current market rate. After the payment of the fourth quarter dividend, we had in reserve an estimated $0.22 per share of Common Stock of undistributed taxable income.

Prepayment activity in the fourth quarter was 14% CPR, down from 22% during the same quarter a year ago. For the year 2006, prepayments averaged 15% CPR, as compared to 24% CPR for the year 2005. As prepayment activity continued to slow over the last year, we made two adjustments to our expected future prepayment rates on our ARM assets in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” to more closely conform future prepayment expectations to the slower actual prepayments the portfolio experienced over 2006. The annual impact of the adjustments to future prepayment vectors made in 2006 was $19.7 million. Additionally, the premium amortization was and will in the future be influenced by other factors including new asset acquisitions, changes in the forward interest rate curve, actual prepayments relative to prior period estimates of future prepayment expectations and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets. In 2006, these other factors combined to further reduce 2006 premium amortization by $18.0 million from the $93.5 million experienced for the year 2005. We evaluate all of the above factors on a monthly basis to calculate premium amortization such that the actual historical and expected future ARM asset cash flows plus amortization generate a level yield over the period from purchase date until maturity. Given that the short term interest rates that determine the yields on ARM assets continued to rise through 2006 and the yield curve inverted, we realized a benefit in our premium amortization calculation related to an expected increase in the expected lifetime yields on our ARM assets due to the increase in the index rate used to adjust the rates on ARM assets. Additionally, the slower actual and estimated future prepayment rates implied that a greater percentage of our Hybrid ARM assets were expected to survive their fixed rate period and not prepay prior to the end of their fixed rate periods. Having a larger balance after the interest rate reset results in a higher yield on these Hybrid and Traditional ARM assets over their entire lives. Going forward, we will continue to regularly review our long-term prepayment assumptions relative to actual experience and future expectations which may, particularly if recent historical metrics continue, result in additional downward adjustments in our prepayment assumptions given our current long-term assumptions. Actual prepayments below expected prepayments can also be expected to reduce our quarterly premium amortization from our current expectations, assuming no change in the ARM indices from the current level.

We possess a number of strategic advantages that allow us to generate consistent profitability over time. One of these strategic advantages is our low operating expense structure. During 2006, our operating expenses as a percent of average assets were 0.20%, compared to 0.25% during 2005. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC-insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokerage firms, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. A significant component of our cost structure is a performance fee paid to the Manager based on ROE which has declined over the past year, resulting in a comparable decline in operating expense as a percentage of assets. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. Our low operating cost structure and REIT tax status have allowed us to reduce investment risk and invest primarily in High Quality ARM Assets. We elect to securitize our acquired and originated ARM Loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM Loans. This strategy has resulted in very low credit losses. See additional discussion in the “Exceptional Credit Quality and Securitization” section below. Finally, by employing a portfolio lending strategy and retaining all of our ARM Loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of December 31, 2006, 96.1% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM Loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and had loan loss allowances totaling $13.9 million, or 6 BP, at December 31, 2006. We did not experience any credit losses on our ARM Loans during 2006.

Additionally, our High Quality ARM Assets include Purchased Securitized Loans, which are “A quality” ARM Loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, our due diligence process allows us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrower’s credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses, and based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.1 million, or 22 BP, at December 31, 2006.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and Collateralized Mortgage Debt that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The lower the Effective Duration gap, the less impact interest rate changes should have on the market value of our portfolio and therefore on earnings. As of December 31, 2006, we had $44.8 billion of Hybrid ARM Assets and had entered into Swap Agreements with notional balances totaling $34.8 billion and delayed Swap Agreements with notional balances totaling $10.7 billion that become effective between February 2007 and June 2009. These delayed Swap Agreements have been entered into to hedge the financing of existing ARM Assets and the forecasted financing of ARM Assets purchase commitments at December 31, 2006, and to replace Swap Agreements as they mature. Additionally, at December 31, 2006, we had Cap Agreements with aggregate net notional balances of $934.2 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 2.93% to 9.67%, and on average 5.43%. During the quarter ended December 31, 2006, we received payments of $3.3 million related to these Cap Agreements. As of December 31, 2006, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately zero years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately 0.02 years.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM Assets in order to stabilize earnings during periods of rising interest rates. As we acquire ARM Assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM Assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM Assets. Given the prepayment uncertainties on our ARM Assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM Assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility. See the discussion of Effects of Interest Rate Changes on page 49.

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, Collateralized Mortgage Debt and Reverse Repurchase Agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on Reverse Repurchase Agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through Reverse Repurchase Agreements. At December 31, 2006, Reverse Repurchase Agreements accounted for only 42% of our borrowings, while Collateralized Mortgage Debt represented 38% and our Asset-backed CP facility accounted for 18%. We anticipate that Collateralized Mortgage Debt and Asset-backed CP will continue to grow as a percentage of our financing sources in the future.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates and assumptions. In accordance with SEC guidance, those material accounting policies and estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

•

Revenue Recognition. Interest income on ARM Assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM Assets are amortized into interest income over the estimated lives of the assets in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method adjusted for the effects of actual and future estimated prepayments and the current index on ARM assets. The use of these methods requires us to project cash flows over the remaining life of each asset based on these factors. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There is no assurance that the assumptions we use to estimate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one-time adjustment we would have to make to our net purchase premium of $403.4 million at December 31, 2006 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 1% CPR	$(15,766)
Prepayment assumption increased by 2% CPR	$(28,435)
Prepayment assumption decreased by 1% CPR	$11,503
Prepayment assumption decreased by 2% CPR	$24,066

Future premium amortization will also be influenced by new asset acquisitions, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our Purchased ARM Assets and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At December 31, 2006, management’s judgment was used to estimate the fair value on 18% of our Purchased ARM Assets and 100% of our commitments to purchase ARM Loans.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses of $489.3 million on Purchased ARM Assets at December 31, 2006 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

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

•

Allowance for Loan Losses on ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimation of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the allowance for loan losses are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our allowance for loan losses at December 31, 2006 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses (in thousands)
Default assumption increased by 5%	$1,484
Default assumption decreased by 5%	$(1,488)
Loss severity assumption increased by 5%	$3,341
Loss severity assumption decreased by 5%	$(3,345)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R) entitled “Share-Based Payment (Revised 2004).” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards and to record subsequent changes in the fair value of the awards in current period earnings. Since we have accounted for our long-term incentive awards on this basis since inception of the Plan, the adoption had no impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 is effective for us beginning January 1, 2007 and is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. We adopted SFAS 156 on January 1, 2006 and have not recognized any servicing assets or liabilities in connection with our securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. We did not elect to measure our previously existing servicing assets at fair value and continue to measure them at the lower of cost or market value. The adoption of SFAS 156 had no material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for us on January 1, 2007 and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will become effective for us beginning January 1, 2008 and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This pronouncement discusses the process of quantifying financial statement misstatements. This pronouncement is effective for fiscal years ending after November 15, 2006. Adoption of this pronouncement had no impact on our financial position, results of operations or cash flows.

Financial Condition

Asset Quality

At December 31, 2006, we held total assets of $52.7 billion, $51.5 billion of which consisted of ARM Assets. That compares to $42.5 billion in total assets and $41.5 billion of ARM Assets at December 31, 2005. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At December 31, 2006, 94.7% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at December 31, 2006 and December 31, 2005 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	December 31, 2006
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,204,663		7.8%	$328		0.0%	$2,204,991	4.3%

Non-agency ARM Assets:
AAA/Aaa rating	24,920,432		88.0	21,646,654	(1)	93.2	46,567,086	90.3
AA/Aa rating	724,378		2.6	38,194	(1)	0.2	762,572	1.5

Total non-agency ARM Assets	25,644,810		90.6	21,684,848		93.4	47,329,658	91.8

Total High Quality	27,849,473		98.4	21,685,176		93.4	49,534,649	96.1

Other Investments
Non-agency ARM Assets:
A rating	260,899		0.9	26,008		0.1	286,907	0.6
BBB/Baa rating	144,912		0.5	15,782		0.0	160,694	0.3
BB/Ba rating and below	56,032	(2)	0.2	125,004	(1)	0.5	181,036	0.3
ARM Loans pending securitization	—		0.0	1,383,577		6.0	1,383,577	2.7

Total Other Investments	461,843		1.6	1,550,371		6.6	2,012,214	3.9

Allowance for loan losses	—		0.0	(13,908)		0.0	(13,908)	(0.0)

Total ARM portfolio	$28,311,316		100.0%	$23,221,639		100.0%	$51,532,955	100.0%

(1)

As of December 31, 2006, the Investment Grade classes of ARM Loans Collateralizing Debt were credit-enhanced through overcollateralization and subordination in the amount of $175.9 million, which is included in the BB/Ba Rating and Below category.

(2)

As of December 31, 2006, we had total non-accretable discounts of $15.1 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

	December 31, 2005
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$1,842,998		6.8%	$706		0.0%	$1,843,704	4.4%

Non-agency ARM Assets:
AAA/Aaa rating	24,441,684		90.0	13,550,974	(1)	94.5	37,992,658	91.6
AA/Aa rating	542,681		2.0	59,387	(1)	0.4	602,068	1.4

Total non-agency ARM Assets	24,984,365		92.0	13,610,361		94.9	38,594,726	93.0

Total High Quality	26,827,363		98.8	13,611,067		94.9	40,438,430	97.4

Other Investments
Non-agency ARM Assets:
A rating	182,199		0.7	34,125		0.2	216,324	0.5
BBB/Baa rating	76,261		0.3	20,821		0.1	97,082	0.2
BB/Ba rating and below	48,685	(2)	0.2	52,164	(1)	0.4	100,849	0.3
ARM Loans pending securitization	—		0.0	642,093		4.5	642,093	1.6

Total Other Investments	307,145		1.2	749,203		5.2	1,056,348	2.6

Allowance for loan losses	—		0.0	(10,749)		(0.1)	(10,749)	(0.0)

Total ARM portfolio	$27,134,508		100.0%	$14,349,521		100.0%	$41,484,029	100.0%

(1)	As of December 31, 2005, the Investment Grade classes of ARM Loans Collateralizing Debt were credit-enhanced through overcollateralization and subordination in the amount of $67.3 million.
(2)

As of December 31, 2005, we had total non-accretable discounts of $11.6 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

As of December 31, 2006, 27 of the 37,765 loans in our $23.2 billion ARM Loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $20.9 million. At December 31, 2006, we had seven real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $4.1 million. We believe that the recorded amounts of these properties approximate net realizable value. Further, we believe that our current allowance for loan losses is adequate to cover estimated losses inherent in the ARM Loan portfolio at December 31, 2006.

At December 31, 2006, our Purchased Securitized Loans totaled $6.8 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of December 31, 2006, 54 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $53.2 million. We believe the losses inherent in our Purchased Securitized Loan portfolio at December 31, 2006 are appropriately reflected in the fair value of these assets.

ARM Loan Portfolio Characteristics

The following table presents various characteristics of our ARM Loan portfolio as of December 31, 2006. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in this information is $23.2 billion.

ARM Loan Portfolio Characteristics

	Average	High	Low
Original loan balance	$627,582	$14,000,000	$13,190
Unpaid principal balance	$611,544	$14,000,000	$77
Coupon rate on loans	5.93%	9.63%	1.00%
Pass-through rate	5.63%	9.38%	0.75%
Pass-through margin	1.90%	4.89%	0.26%
Lifetime cap	10.83%	18.00%	6.00%
Original term (months)	360	480	120
Remaining term (months)	342	479	52

Geographic distribution (top 5 states):		Property type:
California	35.2%	Single-family	80.8%
New York	8.6	Condominium	15.9
Florida	7.3	Other residential	3.3
Colorado	6.6
Georgia	4.6	ARM Loan type:
		Traditional ARM loans	9.7%
Occupancy status:		Hybrid ARM loans	90.3
Owner occupied	77.5%
Second home	14.3	ARM interest rate caps:
Investor	8.2	Initial cap on Hybrid ARM loans:
		3.00% or less	4.1%
Documentation type:		3.01%-4.00%	5.0
Full/alternative	78.8%	4.01%-5.00%	74.0
Stated income/no ratio	21.2	5.01%-6.00%	7.2

Loan purpose:		Periodic cap on ARM Loans:
Purchase	51.2%	None	7.7%
Cash out refinance	28.7	1.00% or less	1.1
Rate & term refinance	20.1	Over 1.00%	0.9

Unpaid principal balance:		Percent of interest-only loan balances:	84.8%
$417,000 or less	16.9%
$417,001 to $650,000	23.6	Weighted average length of remaining interest-only period:	9.4 years
$650,001 to $1,000,000	21.4
$1,000,001 to $2,000,000	24.3	FICO scores:
$2,000,001 to $3,000,000	6.7	801 and over	4.6%
Over $3,000,001	7.1	751 to 800	44.0
		701 to 750	33.1
Original effective loan-to-value:		651 to 700	16.5
80.01% and over	1.0%	650 or less	1.8
70.01%-80.00%	46.3
60.01%-70.00%	25.5	Weighted average FICO score:	743
50.01%-60.00%	13.5
50.00% or less	13.7	Weighted average effective original loan-to-value:	66.8%

As of December 31, 2006 and 2005, we serviced $12.0 billion and $9.2 billion of our loans, respectively, and had 20,637 and 18,070 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, ARM Loans Collateralizing Debt or ARM loans held for securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Mortgage Assets by Index and Repricing Frequency

(Dollar amounts in thousands)

	December 31, 2006		December 31, 2005
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,029,809	3.9%	$2,570,289	6.2%
Six-month LIBOR	1,222,463	2.4	306,167	0.7
MTA	1,965,885	3.8	15,542	0.0
Other	1,495,772	2.9	309,546	0.8

	6,713,929	13.0	3,201,544	7.7

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	9,024,562	17.5	8,278,786	20.0
Over 3 years – 5 years	9,260,351	18.0	13,442,861	32.4
Over 5 years	26,548,021	51.5	16,571,587	39.9

	44,832,934	87.0	38,293,234	92.3
Allowance for loan losses	(13,908)	(0.0)	(10,749)	(0.0)

	$51,532,955	100.0%	$41,484,029	100.0%

The ARM portfolio had a weighted average coupon of 5.48% at December 31, 2006. This consisted of a weighted average coupon of 5.34% on the Hybrid ARM Assets and a weighted average coupon of 7.13% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.47%, based upon the composition of the portfolio and the applicable indices at December 31, 2006. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.06%, also based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 2005, the ARM portfolio had a weighted average coupon of 5.02%. This consisted of a weighted average coupon of 5.01% on the Hybrid ARM Assets and a weighted average coupon of 5.37% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.05%, based upon the composition of the portfolio and the applicable indices at December 31, 2005. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.00%, also based upon the composition of the portfolio and the applicable indices at that time.

At December 31, 2006, the current yield of the ARM Assets portfolio was 5.29%, up from 4.62% as of December 31, 2005. The increase in the yield of 67 BPs as of December 31, 2006, compared to December 31, 2005, is primarily due to a 55 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and a 12 BP increase due to lower net premium amortization and payments receivable due to lower prepayments.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 87.0% of the total ARM portfolio, or $44.8 billion, at December 31, 2006, compared to 92.3%, or $38.3 billion as of December 31, 2005. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. A lower Effective Duration indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2006, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately zero years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.02 years.

As of December 31, 2006 and 2005, we were counterparty to Swap Agreements having an aggregate notional balance of $34.8 billion and $32.0 billion, respectively. As of December 31, 2006, our Swap Agreements had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.51% and 3.79% at December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006, we had entered into delayed Swap Agreements with notional balances totaling $10.7 billion that will become effective between February 2007 and June 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at December 31, 2006, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.31% at December 31, 2006. The net unrealized gain on Swap Agreements at December 31, 2006 of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2005, the net unrealized gain on Swap Agreements of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million. As of December 31, 2006, the net unrealized gain on Swap Agreements recorded in OCI was $159.3 million. In the twelve month period following December 31, 2006, $167.6 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of December 31, 2006 and 2005, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $934.2 million and $970.3 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at December 31, 2006 and 2005 was $12.3 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006 and 2005, net unrealized loss on Cap Agreements of $6.5 million and $9.9 million, respectively, was included in OCI. In the twelve month period following December 31, 2006, a $444,000 loss is expected to be realized as a component of net interest income. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our Collateralized Mortgage Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 5.43%. The Cap Agreements had an average maturity of 3.5 years as of December 31, 2006 and will expire between 2007 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of December 31, 2006 and the balance of these same Hybrid ARM Hedging Instruments as of December 31 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of December 31,
	2006	2007	2008	2009	2010	2011
Swap Agreements:
Balance-guaranteed (1) (3)	$1,222,614	$830,760	$316,926	$135,883	$76,965	$44,444
Other (2)	33,598,442	27,149,667	15,182,876	8,007,088	5,060,272	2,745,029

	34,821,056	27,980,427	15,499,802	8,142,971	5,137,237	2,789,473

Cap Agreements (1) (3)	934,170	624,039	428,599	288,373	196,863	191,749

	$35,755,226	$28,604,466	$15,928,401	$8,431,344	$5,334,100	$2,981,222

(1)

These Swap Agreements and Cap Agreements have been entered into in connection with our Collateralized Mortgage Debt transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective Collateralized Mortgage Debt transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2015.

(2)

These Hedging Instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2015.

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of December 31, 2006 and as of December 31 for each of the following five years (in thousands):

	As of December 31,
	2006	2007	2008	2009	2010	2011
Swap Agreements	$1,222,614	$832,290	$325,699	$142,536	$83,504	$49,423
Cap Agreements	934,170	715,747	450,151	308,913	224,315	223,251

	$2,156,784	$1,548,037	$775,850	$451,449	$307,819	$272,674

The fair value of the Pipeline Hedging Instruments at December 31, 2006 and 2005 was a net unrealized loss of $849,000 and $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $349.0 million and $1.9 billion at December 31, 2006 and 2005, respectively. We recorded a net gain of $25.7 million on Derivatives during the year ended December 31, 2006. This gain consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments. We recorded a net gain of $6.4 million on Derivatives during the year ended December 31, 2005. This gain consisted of a net gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions. The net gain on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions and Originations

During the year ended December 31, 2006, we purchased $8.4 billion of Purchased ARM Assets, 98.1% of which were High Quality assets and we purchased or originated $11.7 billion of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during 2006, 83.5% were Hybrid ARM Assets and 16.5% were Traditional ARM Assets generally indexed to LIBOR. The following table compares our ARM Asset acquisition and origination activity for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Purchased ARM Assets:
Agency Securities	$920,078	$—	$1,572,602
High Quality, privately issued	7,294,640	16,669,625	12,877,127
Other privately issued	161,094	218,520	61,994

	8,375,812	16,888,145	14,511,723

ARM Loans:
Bulk acquisitions	6,054,938	1,879,528	88,959
Correspondent originations	5,283,089	4,688,550	3,875,049
Direct retail originations	198,841	274,814	441,006
Wholesale originations	104,556	—	—

	11,641,424	6,842,892	4,405,014

Total acquisitions and originations	$20,017,236	$23,731,037	$18,916,737

As of December 31, 2006, we had commitments to purchase $680.3 million of ARM Loans. At December 31, 2006, we used a 34.0% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During 2006, we securitized $11.3 billion of our ARM Loans into seven Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $423.9 million of the resulting securities for our ARM Loan portfolio and financed $10.9 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of December 31, 2006 and 2005, we held $19.1 billion and $10.4 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2006 and 2005, we held $2.8 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-K are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the year ended 2006, our mortgage assets paid down at an approximate average CPR of 15%, compared to 24% during the year ended 2005. For the quarter ended December 31, 2006, our mortgage assets paid down at an approximate average annualized CPR of 14%, compared to 22% for the quarter ended December 31, 2005 and 15% for the quarter ended September 30, 2006. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2006, we had unencumbered assets of $1.2 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.3 billion at December 31, 2005. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the year ended December 31, 2006 consisted of Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt, whole loan financing facilities and Subordinated Notes, as well as new equity proceeds and principal and interest payments from ARM Assets. The Reverse Repurchase Agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into Reverse Repurchase Agreements with 20 different financial institutions and as of December 31, 2006, had borrowed funds from 19 of these firms. At December 31, 2006, we had $20.7 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate of 5.39% and a weighted average remaining term to maturity of 4.7 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of December 31, 2006, we had $8.9 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.34% and a weighted average remaining maturity of 54 days.

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

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. As of December 31, 2006, the following Collateralized Mortgage Debt was outstanding (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$916,156	5.68%
Floating-rate financing with Cap Agreements (2)	10,460,711	5.68%
Fixed-rate financing (3)	7,327,593	5.22%

Total	$18,704,460	5.50%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $10.5 billion as of December 31, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.2 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.1 billion and fixed-rate financing of $960.0 million as of December 31, 2006.

As of December 31, 2006, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.0 billion. The debt matures between 2033 and 2046 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately three years.

As of December 31, 2006, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between February 2007 and March 2007. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of December 31, 2006, we had $947.9 million borrowed against these whole loan financing facilities at an effective cost of 5.91%.

During 2006, we issued an additional $50.0 million in Subordinated Notes. At December 31, 2006, we had $240.0 million of Subordinated Notes outstanding. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. We have the option to redeem the Subordinated Notes at par on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, we incurred costs of $7.2 million, which will be amortized over the remaining expected life of the Subordinated Notes. At December 31, 2006, the balance of the Subordinated Notes outstanding, net of unamortized issuance costs, was $233.1 million and had an effective cost of 7.70% which reflects the effect of issuance cost.

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

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 3.7 months as of December 31, 2006), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Because Collateralized Mortgage Debt only requires approximately 2% of equity capital to support the transactions, versus our customary 8% minimum capital requirement on our recourse borrowings, we are able to use this freed-up capital to acquire additional ARM Assets. We expect that we will be able to retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Assets	$52,705,052	$42,507,741
Adjustments:
Net unrealized loss on Purchased ARM Assets	464,109	537,510
Net unrealized gain on Hedging Instruments	(258,044)	(393,583)
ARM Loans Collateralizing Debt	(19,072,563)	(10,396,961)
Cap Agreements	(112,468)	(54,241)

Adjusted assets	$33,726,086	$32,200,466

Shareholders’ equity	$2,377,072	$2,207,086
Adjustments:
Accumulated other comprehensive loss	312,048	147,517
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	18,704,460	10,254,334
ARM Loans Collateralizing Debt	(19,072,563)	(10,396,961)
Cap Agreements	(112,468)	(54,241)

	(480,571)	(196,868)

Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000

Adjusted shareholders’ equity	$2,753,549	$2,652,735

Adjusted Equity-to-Assets Ratio	8.16%	8.24%

GAAP equity-to-assets ratio	4.51%	5.19%

Ratio of historical equity-to-historical assets	5.07%	5.76%

Ratio of long-term equity-to-historical assets	6.11%	6.68%

Total risk-based capital /risk-weighted assets	18.09%	21.33%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $29.7 billion instead of the $52.7 billion of assets owned as of December 31, 2006. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio is higher than the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

The third alternative capital utilization measurement is the ratio of long-term equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This calculation also includes Senior Notes and Subordinated Notes as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by long-term capital. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term equity position.

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized”.

Equity Transactions

In November 2006, we completed a public offering of 4,000,000 shares of Series D Preferred Stock at $25.00 per share and received net proceeds of $96.2 million. The annual dividend rate will be fixed at 7.875% until January 15, 2012, and will reset quarterly thereafter at the three-month LIBOR rate plus 268 BP, with a minimum annual rate of 7.625%. The Series D Preferred Stock is redeemable, in whole or in part, beginning on November 21, 2011 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series D Preferred Stock may also be redeemed under limited circumstances to preserve the Company’s REIT status prior to November 21, 2011. We are not required to redeem the shares. The Series D Preferred Stock has no stated maturity date and is not convertible into Common Stock.

During 2006, we issued 5,625,500 shares of Common Stock and 703,800 shares of Series C Preferred Stock through at-market and off-market transactions under a controlled equity offering program and received net proceeds of $154.4 million and $17.2 million, respectively.

During 2006, we issued 3,374,664 shares of Common Stock under the DRSPP and received net proceeds of $87.5 million.

Off-Balance Sheet Commitments

As of December 31, 2006, we had commitments to purchase or originate the following amounts of ARM Assets, net of fallout (in thousands):

ARM Loans – correspondent originations	$614,543
ARM Loans – direct retail originations	19,142
ARM Loans – wholesale originations	46,644

$680,329

Contractual Obligations

As of December 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$20,706,587	$20,036,586	$—	$670,001	$—
Asset-backed CP	8,906,300	8,906,300	—	—	—
Collateralized Mortgage Debt (1)	18,704,460	28,569	77,138	112,157	18,486,596
Whole loan financing facilities	947,905	947,905	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000
Payable for securities purchased	5,502	5,502	—	—	—

Total (2)	$49,815,754	$29,924,862	$77,138	$782,158	$19,031,596

(1)

Maturities of our Collateralized Mortgage Debt are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations - 2006 Compared to 2005 and 2004

The table below presents our net income and EPS for the years ended December 31, 2006, 2005 and 2004 (dollar amounts in thousands, except per share data):

	Year ended December 31,
	2006	2005	% Change	2004	% Change
Net income	$297,697	$282,844	5.3%	$232,564	21.6%
EPS	$2.58	$2.79	(7.5)%	$2.80	(0.4)%

The table below highlights the historical trend in the components of return on average common equity and the 10-year U.S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

Year Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Dec 31, 2004	19.63%	1.30%	1.08%	2.31%	(0.61)%	0.00%	15.55%	4.27%	11.28%
Dec 31, 2005	17.47%	0.78%	1.07%	1.97%	(0.70)%	0.31%	14.04%	4.29%	9.75%
Dec 31, 2006	15.44%	0.92%	1.10%	1.55%	(1.39)%	0.48%	12.78%	4.79%	7.99%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM Assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE declined slightly from the year ended 2005 to 2006 primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings as a result of slowing prepayments, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base, as well as by the decrease in premium amortization as prepayments slowed from prior years and rising interest rates on our ARM Assets increased the expected yield on our portfolio. ROE declined from 2004 to 2005 primarily due to increased competition for mortgage assets, increased hedging activity as interest rates rose, the continuing effect of a portion of our portfolio being hedged with Cap Agreements instead of Swap Agreements and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base.

The following table presents the components of our net interest income for the years ended December 31, 2006, 2005 and 2004:

Comparative Net Interest Income Components

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Coupon interest income on ARM Assets	$2,523,997	$1,600,166	$979,251
Amortization of net premium	(55,772)	(93,478)	(52,646)
Cash and cash equivalents	6,262	4,646	2,888

Interest income	2,474,487	1,511,334	929,493

Reverse Repurchase Agreements and Asset-backed CP	1,546,645	842,839	264,230
Collateralized Mortgage Debt	797,109	285,465	94,111
Whole loan financing facilities	60,249	25,556	17,608
Senior Notes	24,533	24,536	21,299
Subordinated Notes	17,180	2,776	—
Hedging Instruments	(317,913)	(14,295)	238,546

Interest expense	2,127,803	1,166,877	635,794

Net interest income	$346,684	$344,457	$293,699

Net interest income per share	$3.12	$3.47	$3.54

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest:

Average Balance and Effective Rate Table

(Dollar amounts in thousands)

	Year ended December 31,
	2006		2005		2004
	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets:
ARM Assets (1)	$47,666,579	5.18%	$34,068,174	4.42%	$23,302,960	3.98%
Cash and cash equivalents	128,707	4.87	88,625	4.24	242,480	1.19

	47,795,286	5.17	34,156,799	4.42	23,545,440	3.95

Interest-bearing liabilities:
Reverse Repurchase Agreements and Asset-backed CP	30,040,251	5.15	24,143,329	3.49	16,542,207	1.60
Plus: (Benefit) cost of Hedging Instruments (2)		(0.91)		(0.15)		1.28

Hedged Reverse Repurchase Agreements and asset-backed CP		4.24		3.34		2.88

Collateralized Mortgage Debt	14,613,749	5.45	7,262,611	3.93	4,422,241	2.13
Plus: (Benefit) cost of Hedging Instruments (2)		(0.30)		0.29		0.58

Hedged Collateralized Mortgage Debt		5.15		4.22		2.71

Whole loan financing facilities	1,006,577	5.99	617,018	4.14	792,488	2.22
Senior and Subordinated Notes	532,763	7.83	342,017	7.99	256,378	8.31

	46,193,340	4.61	32,364,975	3.61	22,013,314	2.89

Net interest-earning assets and spread	$1,601,946	0.56	$1,791,824	0.81	$1,532,126	1.06

Portfolio Margin (3)		0.73%		1.01%		1.25%

(1)	Effective rate includes impact of amortizing ARM Asset net premium.
(2)

Includes Swap Agreements with notional balances of $34.8 billion, $32.0 billion and $19.6 billion as of December 31, 2006, 2005 and 2004, respectively, and Cap Agreements with net notional balances of $934.2 million, $970.3 million and $1.3 billion as of December 31, 2006, 2005 and 2004, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table on page 43 and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Year ended December 31,			Year ended December 31,
	2006 versus 2005			2005 versus 2004
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
ARM Assets	$256,397	$704,140	$960,537	$103,983	$476,099	$580,082
Cash and cash equivalents	666	1,950	2,616	8,287	(6,528)	1,759

	257,063	706,090	963,153	112,270	469,571	581,841

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	214,940	249,729	464,669	76,871	254,229	331,100
Collateralized Mortgage Debt	68,048	379,117	447,165	66,150	119,872	186,022
Whole loan financing facilities	11,375	23,317	34,692	15,216	(7,268)	7,948
Senior and Subordinated Notes	(534)	14,934	14,400	(825)	6,838	6,013

	293,829	667,097	960,926	157,412	373,671	531,083

Net interest income	$(36,766)	$38,993	$2,227	$(45,142)	$95,900	$50,758

Net interest income increased $2.2 million from 2005 to 2006. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during 2006 compared to 2005 increased net interest income in the amount of $39.0 million. The average balance of our interest-earning assets was $47.8 billion during 2006, compared to $34.2 billion during 2005 — an increase of 39.9%. As a result of the yield on our interest-earning assets increasing to 5.17% during 2006 from 4.42% during 2005, an increase of 75 BPs, and our cost of funds increasing to 4.61% from 3.61% during the same period, an increase of 100 BPs, there was a net unfavorable rate variance of $36.8 million. The reduction of premium amortization from $93.5 million in 2005 to $55.8 million in 2006 contributed to the increase in yield from 4.61% to 5.17% during the same period. This reduction in premium amortization is due to other factors, including new asset acquisitions, changes in the forward interest rate curve, actual prepayments relative to prior period estimates of future prepayment expectations and changes in the indices that drive future yield on Hybrid ARM and Traditional ARM assets. See additional discussion on page 24.

Net interest income increased $50.8 million from 2004 to 2005. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during 2005 compared to 2004 increased net interest income in the amount of $95.9 million. The average balance of our interest-earning assets was $34.2 billion during 2005, compared to $23.5 billion during 2004 — an increase of 45.1%. As a result of the yield on our interest-earning assets increasing to 4.42% during 2005 from 3.95% during 2004, an increase of 47 BPs, and our cost of funds increasing to 3.61% from 2.89% during the same period, an increase of 72 BPs, there was a net unfavorable rate variance of $45.1 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable year end:

Components of Net Interest Spread and Portfolio Margin (1)

(Dollar amounts in millions)

Year ended	Average interest- earning assets	Historical Weighted average coupon	Yield adjust- ment (2)	Yield on interest- earning assets	Cost of funds	Net interest spread	Portfolio Margin
Dec 31, 2004	$23,545	4.32%	0.37%	3.95%	2.89%	1.06%	1.25%
Dec 31, 2005	$34,157	4.77%	0.35%	4.42%	3.61%	0.81%	1.01%
Dec 31, 2006	$47,795	5.29%	0.12%	5.17%	4.61%	0.56%	0.73%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the year.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM Assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

Year ended	Premium/ discount amortization	Impact of principal payments receivable	Other (1)	Total yield adjustment
Dec 31, 2004	0.29%	0.07%	0.01%	0.37%
Dec 31, 2005	0.33%	0.03%	(0.01)%	0.35%
Dec 31, 2006	0.16%	0.04%	(0.08)%	0.12%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents, mark-to-market adjustments and loss reserves.

As of December 31, 2006, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 45.1% of our portfolio of ARM Assets or $23.2 billion. During 2006, 2005, and 2004, we recorded loan loss provisions totaling $3.1 million, $1.2 million and $1.4 million respectively, to reserve for estimated credit losses on ARM Loans.

At December 31, 2006 and 2005, our Purchased Securitized Loans totaled $6.8 billion. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of December 31, 2006, 54 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $53.2 million. Activity in non-accretable discounts for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of year	$11,551	$6,478
Increase for securities purchased	3,975	6,589
Increase for expected future losses	214	—
Realized losses	(553)	—
Reclassification to accretable discount	(100)	(1,516)

Balance at end of year	$15,087	$11,551

We recorded a net gain of $25.7 million on Derivatives during 2006, which consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments. We recorded a gain of $8.7 million on the sale of $1.6 billion of Purchased ARM Assets during 2006. We recorded a net gain of $6.4 million on Derivatives during 2005, which consisted of a gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions. We recorded a gain of $8.6 million on the sale of $1.8 billion of Purchased ARM Assets during 2005.

As a REIT, we must (i) distribute at least 85% of our taxable income by the end of each calendar year and (ii) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration. Therefore, we generally pass through substantially all of our earnings in the form of dividends to shareholders without paying federal or state income tax at the corporate level. As of December 31, 2006, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. During 2006, 100% of our dividends distributed were characterized as a distribution of ordinary income. The following table provides a reconciliation between our earnings as reported based on GAAP and our REIT taxable income (which is a non-GAAP measurement) before our common dividend deduction:

Reconciliation of Reported Net Income to REIT Taxable Net Income

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Net income available to common shareholders	$286,946	$276,741	$232,564
Taxable REIT subsidiary (income) loss	(808)	(6,073)	2,341
Long-term incentive plan expense	3,851	3,458	6,482
Provision for credit losses, net	3,349	1,212	1,436
Dividend on Preferred Stock	1,034	1,929	—
Issuance of Collateralized Mortgage Debt	(99)	(260)	1,842
Actual credit losses on ARM Assets	(539)	—	—
(Gain) loss on purchase loan commitments	(2,102)	958	9,922
Payments under long-term incentive plan	(3,095)	(670)	(832)
Hedging Instruments, net	(13,761)	3,489	(9,986)
Other	(310)	(267)	(520)

REIT taxable net income available to common shareholders	$274,466	$280,517	$243,249

REIT taxable net income available to common shareholders per share	$2.47	$2.83	$2.93

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

Year Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Operating Expenses/ Average Assets
Dec 31, 2004	0.07%	0.15%	0.10%	0.32%
Dec 31, 2005	0.06%	0.11%	0.08%	0.25%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%

The most significant increases to our operating expenses in 2006 compared to 2005 were the $7.0 million increase in expenses related to expanded operations of TMHL, the $3.7 million increase in base management fees paid to the Manager and the $1.4 million increase in the expenses associated with our long-term incentive awards. The increased expenses were partially offset by the $4.1 million decrease in the performance-based fee that the Manager earned as a result of our achieving an ROE in excess of the threshold as defined in the Management Agreement. Our ROE prior to the effect of the performance-based fee of $34.7 million for 2006 was 14.32%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.79%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for 2006, which includes the effect of the performance-based fee of $34.7 million, was 12.78%.

The most significant increases to our operating expenses in 2005 compared to 2004 were the $4.9 million increase in base management fees paid to the Manager, the $4.8 million increase in expenses related to expanded operations of TMHL and the $4.3 million increase in the performance-based fee that the Manager earned as a result of our achieving an ROE in excess of the threshold as defined in the Management Agreement. The increased expenses were partially offset by the $3.3 million decrease in the expenses associated with our long-term incentive awards due to the decrease in our stock price. Our ROE prior to the effect of the performance-based fee of $38.9 million for 2005 was 16.01%, whereas the threshold, the average Ten Year U.S. Treasury Rate plus 1%, was 5.29%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for 2005 which includes the effect of the performance-based fee of $38.9 million, was 14.04%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2006. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of December 31, 2006.

The use of Hybrid ARM Hedging Instruments is a critical part of our interest rate risk management strategies, and the effects of these Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our ARM Assets including constraints on the repricing of the interest rates of ARM Assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses, are excluded. The Effective Duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Net Portfolio Effective Duration

December 31, 2006

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.56 Years	0.45 Years	0.92 Years	0.40 Years	1.38 Years
Hybrid ARMs	2.03	1.34	2.59	0.97	2.96

Total ARM Assets	1.84	1.23	2.37	0.89	2.75

Borrowings and hedges	(1.79)	(1.33)	(1.53)	(1.48)	(1.48)

Net Effective Duration	0.02 Years	(0.05) Years	0.42 Years	(0.29) Years	0.63 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.8, 3.1 and 1.8 years, respectively.

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

At December 31, 2006, our earnings model base case implies a normalized upward sloping yield curve rather than the current inverted yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in prepayment speeds as interest rates change, was (0.88%), 5.75%, 1.77% and 5.31%, respectively, of projected net income for the year ending December 31, 2007. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of December 31, 2006, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of December 31, 2006, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the captions “Interest Rate Risk Management,” beginning on page 35 and “Market Risks” and “Effects of Interest Rate Changes” set forth on pages 47 through 49 in this Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Reports of Independent Registered Public Accounting Firms thereon are set forth on pages F-1 through F-31 in this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 16, 2006, our Audit Committee dismissed PWC as our independent registered public accounting firm effective upon the completion of PWC’s review of our financial statements and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which occurred on August 8, 2006.

The reports of PWC on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the two most recent fiscal years and through August 8, 2006, (i) there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their reports on the financial statements for such years, and (ii) there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On June 16, 2006, our Audit Committee engaged KPMG as our independent registered public accounting firm for the year ending December 31, 2006. The engagement of KPMG became effective at the same time that the dismissal of PWC became effective.

During 2004 and 2005 and the subsequent interim period through August 8, 2006, we have not (and no one on our behalf has) consulted with KPMG on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive, Chief Operating and Chief Financial Officers, the Chief Executive, Chief Operating and Chief Financial Officers have concluded that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive, Chief Operating and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG, the independent registered public accounting firm which also audited our consolidated financial statements included in our annual report on Form 10-K, as stated in their report which appears on page F-3.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

The Code of Conduct applies to all of the Manager’s employees and all of our employees, officers and directors. The Code of Conduct is available on our website at www.thornburgmortgage.com under the “Investors – Corporate Governance” section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

Thornburg Mortgage, Inc.

150 Washington Avenue, Suite 302

Santa Fe, New Mexico 87501;

or by phoning us at 1-888-898-8698.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that apply to any of our directors or officers.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2006 and 2005;

Consolidated Income Statements for the years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004;

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

3.1.1

Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report for the quarter ended June 30, 1995)

3.1.2

Form of Articles Supplementary for Series A 9.68% Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.2 filed on January 17, 1997 with the registrant’s registration statement on Form 8-A)

3.1.3

Articles of Amendment to Articles of Incorporation dated April 26, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report for the quarter ended March 31, 2000)

3.1.4

Form of Articles Supplementary for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

3.1.5

Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report for the quarter ended March 31, 2002)

Exhibit Number	Exhibit Description
3.1.6

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

3.1.7

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K)

3.1.8

Articles Supplementary for Series D Adjusting Rate Cumulative Redeemable Preferred Stock dated November 17, 2006 (incorporated herein by reference to Exhibit 3.1.8 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

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

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed on December 19, 2003 with the registrant’s registration statement on Form S-4)

4.6	Form of Global Note (incorporated herein by reference to Exhibit 4.8 filed on November 24, 2004 with the registrant’s current report on Form 8-K)

Exhibit Number	Exhibit Description
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

4.12

Form of Global Stock Certificate for Series D Adjusting Rate Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.12 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

Certain instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish a copy of any such instrument to the SEC upon request.

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
10.4.2

Amendment No. 2 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of April 20, 2004 (incorporated herein by reference to Exhibit 10.4.2 filed on May 7, 2004 with the registrant’s quarterly report for the quarter ended March 31, 2004)

10.4.3

Amendment No. 3 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 25, 2005 (incorporated herein by reference to Exhibit 10.4.3 filed on March 2, 2005 with the registrant’s annual report on Form 10-K for the year ended December 31, 2004)

10.4.4

Amendment No. 4 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 24, 2006 (incorporated herein by reference to Exhibit 10.4.4 filed on March 7, 2006 with the registrant’s annual report on Form 10-K for the year ended December 31, 2005)

10.5

Amended and Restated Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the registrant, dated as of December 28, 2005 (incorporated herein by reference to Exhibit 10.6 filed on January 4, 2006 with the registrant’s current report on Form 8-K)

21.1	List of Subsidiaries of the registrant*

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2007 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2006)

23.1	Consent of Independent Registered Public Accounting Firm - KPMG*

23.2	Consent of Independent Registered Public Accounting Firm - PWC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Being filed herewith.
**	Being furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: February 28, 2007	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2007	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: February 28, 2007	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board of Directors,	February 28, 2007
Garrett Thornburg	Director and Chief
Executive Officer

/s/ Larry A. Goldstone	President, Director and	February 28, 2007
Larry A. Goldstone	Chief Operating Officer

/s/ Clarence G. Simmons, III	Senior Executive Vice President	February 28, 2007
Clarence G. Simmons, III	and Chief Financial Officer

/s/ Joseph H. Badal	Senior Executive Vice President,	February 28, 2007
Joseph H. Badal	Director and Chief Lending Officer

/s/ Anne-Drue M. Anderson	Director	February 28, 2007
Anne-Drue M. Anderson

/s/ David A. Ater	Director	February 28, 2007
David A. Ater

/s/ Eliot R. Cutler	Director	February 28, 2007
Eliot R. Cutler

/s/ Michael B. Jeffers	Director	February 28, 2007
Michael B. Jeffers

/s/ Ike Kalangis	Director	February 28, 2007
Ike Kalangis

/s/ Owen M. Lopez	Director	February 28, 2007
Owen M. Lopez

/s/ Francis I. Mullin III	Director	February 28, 2007
Francis I. Mullin III

/s/ Stuart C. Sherman	Director	February 28, 2007
Stuart C. Sherman

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2006

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIE S

Capitalized terms not otherwise defined in the financial

statements below shall have the definitive meaning assigned

to them in the Glossary at the end of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

We have audited the accompanying consolidated balance sheet of Thornburg Mortgage, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated income statement, statement of shareholders’ equity, and statement of cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule—mortgage loans on real estate as of and for the year ended December 31, 2006. We also have audited management’s assessment, included in Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A, that Thornburg Mortgage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thornburg Mortgage, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that Thornburg Mortgage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Thornburg Mortgage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Albuquerque, New Mexico

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, of shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA

February 28, 2007

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	December 31, 2006	December 31, 2005
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$21,504,372	$20,295,504
Purchased Securitized Loans, net	6,806,944	6,839,004

Purchased ARM Assets	28,311,316	27,134,508

ARM Loans:
Securitized ARM Loans, net	2,765,749	3,310,717
ARM Loans Collateralizing Debt, net	19,072,563	10,396,961
ARM loans held for securitization, net	1,383,327	641,843

ARM Loans	23,221,639	14,349,521

ARM Assets	51,532,955	41,484,029
Cash and cash equivalents	55,159	147,228
Restricted cash and cash equivalents	206,875	26,982
Hedging Instruments	370,512	450,944
Accrued interest receivable	328,206	230,479
Other assets	211,345	168,079

	$52,705,052	$42,507,741

LIABILITIES
Reverse Repurchase Agreements	$20,706,587	$23,390,079
Asset-backed CP	8,906,300	4,990,000
Collateralized Mortgage Debt	18,704,460	10,254,334
Whole loan financing facilities	947,905	404,827
Senior Notes	305,000	305,000
Subordinated Notes	240,000	190,000
Hedging Instruments	161,615	32,904
Payable for securities purchased	5,502	463,906
Accrued interest payable	171,852	107,541
Dividends payable	80,442	73,132
Accrued expenses and other	98,317	88,932

	50,327,980	40,300,655

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share;
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $133,340 and $115,745, respectively; 7,230,000 shares authorized, 5,334,000 and 4,630,000 shares issued and outstanding, respectively	128,768	111,535
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 and 0 shares authorized, respectively; 4,000,000 and 0 shares issued and outstanding, respectively	96,200	—
Common Stock: par value $0.01 per share;
487,748,000 and 492,748,000 shares authorized, respectively;
113,775,000 and 104,775,000 shares issued and outstanding, respectively	1,138	1,048
Additional paid-in-capital	2,477,171	2,235,435
Accumulated other comprehensive loss	(312,048)	(147,517)
Retained earnings (accumulated deficit)	(14,157)	6,585

	2,377,072	2,207,086

	$52,705,052	$42,507,741

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Interest income from ARM Assets and cash equivalents	$2,474,487	$1,511,334	$929,493
Interest expense on borrowed funds	(2,127,803)	(1,166,877)	(635,794)

Net interest income	346,684	344,457	293,699

Servicing income, net	15,912	11,791	6,263
Mortgage services income, net	622	—	—
Gain on sale of ARM Assets, net	8,489	8,567	13,096
Gain (loss) on Derivatives, net	25,691	6,376	(2,132)

Net non-interest income	50,714	26,734	17,227

Provision for credit losses	(3,149)	(1,212)	(1,436)
Management fee	(24,698)	(21,021)	(16,170)
Performance fee	(34,731)	(38,862)	(34,611)
Long-term incentive awards	(7,812)	(6,447)	(9,788)
Other operating expenses	(29,311)	(20,805)	(15,882)

Income before income taxes	297,697	282,844	233,039
Income taxes	—	—	(475)

NET INCOME	$297,697	$282,844	$232,564

Net income	$297,697	$282,844	$232,564
Dividends on Preferred Stock	(10,751)	(6,103)	—

Net income available to common shareholders	$286,946	$276,741	$232,564

Earnings per common share:
Net income	$2.58	$2.79	$2.80

Average number of common shares outstanding	111,055	99,187	83,001

Dividends declared per common share	$2.72	$2.72	$2.66

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2006

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Compre- hensive Income (Loss)	Total
Balance, December 31, 2003	$—	$740	$1,376,879	$(142,778)	$4,263		$1,239,104
Comprehensive income:
Net income					232,564	$232,564	232,564
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(134,023)		(134,023)	(134,023)
Hedging Instruments:
Fair value adjustment				186,086		186,086	186,086

Comprehensive income						$284,627

Issuance of Common Stock		179	495,608				495,787
Dividends declared on Common Stock - $2.66 per share					(230,334)		(230,334)

Balance, December 31, 2004	—	919	1,872,487	(90,715)	6,493		1,789,184
Comprehensive income:
Net income					282,844	$282,844	282,844
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(360,173)		(360,173)	(360,173)
Hedging Instruments:
Fair value adjustment				303,371		303,371	303,371

Comprehensive income						$226,042

Issuance of Series C Preferred Stock	111,535						111,535
Issuance of Common Stock		129	362,948				363,077
Dividends declared on Series C
Preferred Stock - $1.63 per share					(6,103)		(6,103)
Dividends declared on Common Stock - $2.72 per share					(276,649)		(276,649)

Balance, December 31, 2005	111,535	1,048	2,235,435	(147,517)	6,585		2,207,086
Comprehensive income:
Net income					297,697	$297,697	297,697
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				73,401		73,401	73,401
Hedging Instruments:
Fair value adjustment				(237,932)		(237,932)	(237,932)

Comprehensive income						$133,166

Issuance of Preferred Stock	113,433						113,433
Issuance of Common Stock		90	241,736				241,826
Dividends declared on Preferred Stock:
Series C - $2.00 per share					(9,898)		(9,898)
Series D - $0.30 per share					(853)		(853)
Dividends declared on Common Stock - $2.72 per share					(307,688)		(307,688)

Balance, December 31, 2006	$224,968	$1,138	$2,477,171	$(312,048)	$(14,157)		$2,377,072

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income	$297,697	$282,844	$232,564
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	78,165	99,298	61,680
Gain on sale of ARM Assets, net	(8,489)	(8,567)	(13,096)
(Gain) loss on Derivatives, net	(25,691)	(6,376)	2,132
Provision for credit losses	3,149	1,212	1,436
Non-cash interest income	(42,956)	—	—
Change in assets and liabilities:
Accrued interest receivable	(97,727)	(112,206)	(44,571)
Other assets	(68,982)	(104,599)	(28,078)
Accrued interest payable	64,311	63,432	17,995
Accrued expenses and other liabilities	21,728	4,352	53,196

Net cash provided by operating activities	221,205	219,390	283,258

Investing activities:
ARM securities:
Purchases	(7,437,266)	(13,050,467)	(10,653,406)
Proceeds on sales	1,630,701	1,849,829	1,420,269
Principal payments	4,173,133	5,373,090	4,970,293
Purchased Securitized Loans:
Purchases	(933,044)	(4,653,594)	(3,042,591)
Principal payments	1,009,762	1,205,318	810,042
Securitized ARM Loans:
Principal payments	217,704	616,230	759,341
ARM Loans Collateralizing Debt:
Principal payments	2,532,323	1,927,916	817,320
ARM loans held for securitization:
Purchases and originations	(11,641,424)	(6,842,893)	(4,405,014)
Principal payments	56,653	36,525	68,254

Net cash used in investing activities	(10,391,458)	(13,538,046)	(9,255,492)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(2,683,492)	9,141,140	322,081
Net borrowings from Asset-backed CP	3,916,300	85,000	4,905,000
Collateralized Mortgage Debt borrowings	10,908,713	5,778,697	4,575,340
Collateralized Mortgage Debt paydowns	(2,458,587)	(2,169,961)	(1,065,746)
Net whole loan financing facilities borrowings (paydowns)	543,078	119,272	(83,789)
Net proceeds from issuance of Senior Notes	—	—	52,682
Net proceeds from issuance of Subordinated Notes	50,000	190,000	—
(Receipts) payments on eurodollar contracts	(23,141)	4,087	(5,977)
Proceeds from Common Stock issued, net	241,826	363,077	495,787
Proceeds from Preferred Stock issued, net	113,546	111,535	—
Dividends paid	(311,242)	(272,115)	(215,189)
Payment to purchase or terminate Hedging Instruments, net	(38,924)	(1,225)	(1,562)
Net (increase) decrease in restricted cash	(179,893)	3,755	20,863

Net cash provided by financing activities	10,078,184	13,353,262	8,999,490

Net (decrease) increase in cash and cash equivalents	(92,069)	34,606	27,256
Cash and cash equivalents at beginning of period	147,228	112,622	85,366

Cash and cash equivalents at end of period	$55,159	$147,228	$112,622

See noncash disclosures in Note 2 and Note 4.

See accompanying notes to consolidated financial statements.

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

The Company’s wholly-owned mortgage loan origination and acquisition subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), conducts the Company’s mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL originates and acquires mortgage loans through four channels: correspondent lending, direct retail lending, wholesale lending and bulk acquisitions. TMHL finances the loans through whole loan financing facilities and pools loans for securitization which are then either sold to its parent or issued as debt to third-parties. On August 21, 2006, TMHL acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry.

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

Recently adopted accounting pronouncements

On January 1, 2006, the Company adopted SFAS 123(R) entitled “Share-Based Payment (Revised 2004).” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards and to record subsequent changes in the fair value of the awards in current period earnings. Since the Company has accounted for its long-term incentive awards on this basis since inception of the Plan, the adoption had no material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 is effective for the Company beginning January 1, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately-recognized servicing assets and liabilities. Under SFAS 156, servicing assets and liabilities are no longer recognized in securitizations that are not accounted for as sales under SFAS 140. It also requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company adopted SFAS 156 on January 1, 2006 and has not recognized any servicing assets or liabilities in connection with its securitizations subsequent to that date because they are accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value. The adoption of SFAS 156 had no material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Company on January 1, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 will become effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This pronouncement discusses the process of quantifying financial statement misstatements. This pronouncement is effective for fiscal years ending after November 15, 2006. Adoption of this pronouncement had no impact on the Company’s financial position, results of operations or cash flows.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted cash

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for Reverse Repurchase Agreements, Asset-backed CP and Hedging Instruments. The carrying amount of restricted cash and cash equivalents approximates its respective fair value.

ARM Assets

The Company’s ARM Assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM Assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans obtained from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in OCI as a separate component of shareholders’ equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss. Realized gains or losses on the sale of Purchased ARM Assets are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

Purchased Securitized Loans are third-party loan securitizations in which the Company has purchased all principal classes of the securitizations, including the subordinated classes.

ARM Loans are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, net unrealized gain (loss) on purchase loan commitments and allowance for loan losses. In accordance with SFAS 140, Securitized ARM Loans and ARM Loans Collateralizing Debt are accounted for as loans and are not considered investments subject to classification under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Securitized ARM Loans are loans originated or acquired by the Company and securitized by the Company with the Company retaining 100% of the beneficial ownership interests.

ARM Loans Collateralizing Debt are loans originated or acquired by the Company and financed in their entirety on its balance sheet through securitization by the Company into sequentially rated classes. In general, the Company retains the classes that are not AAA-rated which provide credit support for the higher rated classes issued to third-party investors in structured financing arrangements.

In accordance with SFAS 140, loan securitizations resulting in Securitized ARM Loans and ARM Loans Collateralizing Debt are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through SPEs that do not meet the requirements of SFAS 140 to be considered QSPEs.

ARM Loans held for securitization are loans the Company has acquired or originated and are intended to be securitized and retained by the Company.

Interest income on ARM Assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM Assets are amortized through interest income over the estimated lives of the assets considering the actual and future estimated prepayments and interest rates of the assets using the interest method in determining an effective yield. Estimating future lifetime prepayments and estimating the remaining lives of the Company’s ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives of the ARM Assets could be longer or shorter than the lives estimated by management. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM Loans, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM Loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs, MSR amortization and impairment charges, is recorded as Servicing income, net in the Consolidated Income Statements.

MSRs are amortized in proportion to, and over the expected period of, the estimated future net servicing income. MSRs are carried at the lower of cost or market value at the risk strata level and are periodically evaluated for impairment based on fair value, which is determined using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates and other economic factors. Estimating prepayments and estimating the remaining lives of the Company’s ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM).

Credit risk and allowance for loan losses

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

The Company also maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimation of the allowance is based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company provides specific allowances for loan losses on loans that are considered to be impaired when a significant permanent decline in value is identified.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset or a Securitized ARM Loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair values of ARM Loans Collateralizing Debt and ARM loans held for securitization are estimated by the Company using the same pricing models employed by the Company to determine prices to purchase loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for securitization on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (loss) on Derivatives, net in the Consolidated Income Statements. Commitments to originate direct retail and wholesale loans are not considered derivatives under GAAP.

The fair values of the Company’s Collateralized Mortgage Debt, Senior Notes, Subordinated Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

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

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in OCI and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

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

Hybrid ARM Hedging Instruments

The Company enters into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets such that the combined Effective Duration of its borrowings and Hybrid ARM Hedging Instruments closely matches the Effective Duration of the Hybrid ARM Assets, the difference being Net Effective Duration. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap Agreements decline such that they are expected to equal the balance of the Hybrid ARM loans collateralizing debt hedged with these Hybrid ARM Hedging Instruments.

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

The Company enters into Cap Agreements in connection with some of its Collateralized Mortgage Debt securitizations by incurring a one-time fee or premium. Pursuant to the terms of the respective Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings so as not to exceed the level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity.

The Company designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments have been recorded in OCI and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to income. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

The fair value of Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain (loss) in OCI and the carrying value of the Swap Agreements adjust to zero and the Company realizes a fixed financing cost over the life of the Hedging Instrument.

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

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL, its wholly owned subsidiary Adfitech, and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income taxes.

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

Income taxes for the year ended December 31, 2006 and 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. Income taxes for the period June 1, 2004 to December 31, 2004 totaled $474,500 and are reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and sales for tax purposes, and TMHL’s net operating loss carryforward from 2004 and 2005. Management has established a valuation allowance against the net deferred tax assets for the year ended December 31, 2006.

The Company declared a $0.68 common dividend on December 14, 2006, which was paid in January 2007. This dividend will be taken as a dividend deduction on the Company’s 2006 income tax return and is therefore taxable dividend income for common shareholders for 2006.

Earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands except per share data):

	Net Income	Average Shares	EPS
2006
EPS, net income available to common shareholders	$286,946	111,055	$2.58

2005
EPS, net income available to common shareholders	$276,741	99,187	$2.79

2004
EPS, net income available to common shareholders	$232,564	83,001	$2.80

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

Note 2. ARM Assets

The following table presents the Company’s ARM Assets as of December 31, 2006 and 2005 (in thousands):

December 31, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

December 31, 2005	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$20,433,994	$6,942,452	$3,300,677	$10,370,356	$631,543	$41,679,022
Net unamortized premium	243,967	52,450	17,440	29,704	4,286	347,847
Allowance for loan losses	—	—	(7,400)	(3,099)	(250)	(10,749)
Non-accretable discounts	(236)	(11,315)	—	—	—	(11,551)
Net unrealized gain on purchase loan commitments	—	—	—	—	6,264	6,264
Principal payment receivable	10,688	18	—	—	—	10,706

Amortized cost, net	20,688,413	6,983,605	3,310,717	10,396,961	641,843	42,021,539
Gross unrealized gains	4,761	2,242	13,331	2,320	1,707	24,361
Gross unrealized losses	(397,670)	(146,843)	(64,462)	(77,596)	(515)	(687,086)

Fair value	$20,295,504	$6,839,004	$3,259,586	$10,321,685	$643,035	$41,358,814

Carrying value	$20,295,504	$6,839,004	$3,310,717	$10,396,961	$641,843	$41,484,029

The Company realized a gain of $8.7 million on the sale of $1.6 billion of Purchased ARM Assets during the year ended December 31, 2006. The Company realized a gain of $8.6 million on the sale of $1.8 billion of Purchased ARM Assets during the year ended December 31, 2005. The Company realized a gain of $13.1 million on the sale of $1.4 billion of Purchased ARM Assets during the year ended December 31, 2004.

During the year ended December 31, 2006, the Company securitized $11.3 billion of ARM Loans into seven Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $423.9 million of the resulting securities for its ARM Loan portfolio and financed $10.9 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of December 31, 2006 and 2005, the Company held $19.1 billion and $10.4 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2006 and 2005, the Company held $2.8 billion and $3.3 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During 2006, the Company acquired $933.0 million of Purchased Securitized Loans. At December 31, 2006 and 2005, the Company’s Purchased Securitized Loans totaled $6.8 billion. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains a 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of December 31, 2006, 54 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $53.2 million. Activity in non-accretable discounts for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of year	$11,551	$6,478
Increase for securities purchased	3,975	6,589
Increase for expected losses	214	—
Realized losses	(553)	—
Reclassification to accretable discount	(100)	(1,516)

Balance at end of year	$15,087	$11,551

At December 31, 2006, substantially all of our available-for-sale securities had contractual maturities in excess of ten years.

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 758 individual securities comprising these Purchased ARM Assets have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

Unrealized Losses on Purchased ARM Assets as of December 31, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$26,249	$(198)	$1,283,787	$(32,062)	$1,310,036	$(32,260)
AAA/Aaa rating	3,034,802	(8,263)	19,050,222	(427,181)	22,085,024	(435,444)
AA/Aa rating	86,136	(837)	291,451	(12,350)	377,587	(13,187)
A rating	53,151	(287)	169,184	(3,776)	222,335	(4,063)
BBB/Baa rating	34,889	(482)	71,846	(1,867)	106,735	(2,349)
BB/Ba rating and below	10,804	(1,251)	15,864	(793)	26,668	(2,044)

Total	$3,246,031	$(11,318)	$20,882,354	$(478,029)	$24,128,385	$(489,347)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, the net unrealized loss of $537.5 million on Purchased ARM Assets at December 31, 2005, decreased by $73.4 million to a net unrealized loss of $464.1 million at December 31, 2006. The net unrealized gain on Hedging Instruments at December 31, 2005, of $390.0 million decreased by $237.9 million to a net unrealized gain of $152.1 million at December 31, 2006, for a combined increase in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $164.5 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of December 31, 2006 and 2005 (dollar amounts in thousands):

December 31, 2006
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	5	$4,909	0.02%	0.01%
90 days or more	1	386	—	—
In bankruptcy and foreclosure	21	15,566	0.07	0.03

	27	$20,861	0.09%	0.04%

December 31, 2005
Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans	Percent of Total Assets
60 to 89 days	4	$1,230	0.01%	0.00%
90 days or more	0	—	—	—
In bankruptcy and foreclosure	12	9,998	0.07	0.02

	16	$11,228	0.08%	0.02%

As of December 31, 2006, the Company owned seven real estate properties as a result of foreclosing on delinquent loans in the amount of $4.1 million (not included in the table above.) The Company believes that the recorded amounts of these properties approximate net realizable value. Further, the Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at December 31, 2006.

During 2006 and 2005, the Company recorded loan loss provisions totaling $3.1 million and $1.2 million, respectively, to increase the allowance for loan losses on ARM Loans, bringing its total allowance for loan losses to $13.9 million and $10.7 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 84.8% and 88.9% of ARM Loans at December 31, 2006 and 2005, respectively. Beginning in the first quarter of 2006, the Company also began acquiring Pay Option ARMs. At December 31, 2006, the Company’s investment in Pay Option ARMs comprised 4.2% of ARM Assets and accumulated deferred interest totaled $42.0 million. Loans with interest only features and Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments”. The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $11.3 billion of ARM Loans during 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs capitalized upon the securitization of $7.0 billion of ARM Loans during 2005 totaled $30.7 million. MSRs of $33.1 million, net of amortization of $7.9 million during 2006, are included in other assets on the Consolidated Balance Sheets at December 31, 2006. MSRs of $45.3 million are included in other assets on the Consolidated Balance Sheets at December 31, 2005. During 2006, the Company recorded an impairment charge of $800,000 against the amortized cost of the MSRs in the Traditional ARM risk stratum. At December 31, 2006, the fair value of the MSRs of $48.3 million equaled or exceeded their cost basis in each risk stratum.

As of December 31, 2006, the Company had commitments to purchase or originate the following amounts of ARM Assets, net of fallout (in thousands):

ARM Loans – correspondent originations	$614,543
ARM Loans – direct retail originations	19,142
ARM Loans – wholesale originations	46,644

$680,329

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of December 31, 2006 and 2005, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements having aggregate notional balances of $34.8 billion and $32.0 billion, respectively. As of December 31, 2006, these Swap Agreements had a weighted average maturity of 3.6 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.51% and 3.79% at December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006, the Company had entered into delayed Swap Agreements with notional balances totaling $10.7 billion that become effective between February 2007 and June 2009 and are also accounted for as cash flow hedges as of December 31, 2006. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at December 31, 2006, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.31% at December 31, 2006.

The net unrealized gain on Swap Agreements at December 31, 2006 of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million and is included in Hedging Instruments on the Consolidated Balance Sheets. At December 31, 2005, the net unrealized gain on Swap Agreements of $400.2 million included Swap Agreements with gross unrealized gains of $403.2 million and gross unrealized losses of $3.0 million. As of December 31, 2006, the net unrealized gain on Swap Agreements recorded in OCI totaled a net gain of $159.3 million. In the twelve month period following December 31, 2006 based on the current level of interest rates, $167.6 million of these net unrealized gains are expected to be realized through interest margin.

As of December 31, 2006 and 2005, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $934.2 million and $970.3 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at December 31, 2006 and 2005 was $12.3 million and $19.5 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the unrealized losses on these Cap Agreements of $6.5 million and $9.9 million, respectively, are included in OCI. In the twelve month period following December 31, 2006, $444,000 of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 2.93% to 9.67% and average 5.43%. The Cap Agreements had an average maturity of 3.5 years as of December 31, 2006 and will expire between 2007 and 2013.

Interest expense includes net receipts on Hybrid ARM Hedging Instruments of $317.9 million and $14.3 million, respectively, for the years ended December 31, 2006 and 2005.

In December 2006, the Company terminated and curtailed Swap Agreements with notional balances of $2.7 billion and $1.0 billion, respectively. A net unrealized loss was recorded in OCI relating to the termination and curtailment of the Swap Agreements in the amounts of $31.9 million and $6.1 million, respectively The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. In December 2006, the Company recognized $143,000 of this termination fee into income.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at December 31, 2006 and 2005 was a net unrealized loss of $849,000 and $2.0 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $349.0 million and $1.9 billion at December 31, 2006 and 2005, respectively.

The Company recorded a net gain of $25.7 million on Derivatives during the year ended December 31, 2006. This gain consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments. The Company recorded a net gain of $6.4 million on Derivatives during the year ended December 31, 2005. This gain consisted of a net gain of $6.0 million on Pipeline Hedging Instruments and a net gain of $1.5 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a $1.1 million loss on other Derivative transactions.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 20 different financial institutions, and as of December 31, 2006, had borrowed funds from 19 of these firms.

As of December 31, 2006, the Company had $20.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.39% and a weighted average remaining maturity of 4.7 months. As of December 31, 2005, the Company had $23.4 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 4.43% and a weighted average remaining maturity of 3.0 months. As of December 31, 2006, $19.9 billion of the Company’s borrowings were variable-rate term and structured Reverse Repurchase Agreements with original maturities that range from one to sixty months. The counterparty has the right to cancel the Reverse Repurchase Agreement monthly after the first year. The interest rates of these term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $21.5 billion, including accrued interest, and cash totaling $78.7 million, collateralized the Reverse Repurchase Agreements at December 31, 2006.

At December 31, 2006, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$4,690,767
31 to 89 days	5,153,416
90 to 365 days	10,192,403
Greater than 365 days	670,001

$20,706,587

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Services, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of December 31, 2006 and 2005, the Company had $8.9 billion and $5.0 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.34% and 4.38%, respectively, and a weighted average remaining maturity of 54 days and 18 days, respectively.

As of December 31, 2006 and 2005, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $9.5 billion and $5.3 billion, respectively, including accrued interest.

Collateralized Mortgage Debt

All of the Company’s Collateralized Mortgage Debt is secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Collateralized Mortgage Debt is recorded as the Company’s debt. In some transactions, Hedging Instruments are held by the trusts and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions.

The following tables present the Collateralized Mortgage Debt that was outstanding as of December 31, 2006 and 2005 (dollar amounts in thousands):

December 31, 2006

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$916,156	5.68%
Capped floating-rate financing (2)	10,460,711	5.68%
Fixed-rate financing (3)	7,327,593	5.22%

Total	$18,704,460	5.50%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $10.5 billion as of December 31, 2006.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.2 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.1 billion and fixed-rate financing of $960.0 million as of December 31, 2006.

December 31, 2005

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

As of December 31, 2006 and 2005, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.0 billion and $10.4 billion, respectively. The debt matures between 2033 and 2046 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at December 31, 2006 and 2005, of approximately 3.5 years and 4.0 years, respectively.

Whole Loan Financing Facilities

As of December 31, 2006, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between February 2007 and March 2007. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities when they expire or replace them with new facilities with similar terms. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. As of December 31, 2005, the Company had $404.8 million borrowed against these whole loan financing facilities at an effective rate of 5.04%. The amount borrowed on the whole loan financing facilities at December 31, 2006 was collateralized by ARM Loans with a carrying value of $971.3 million, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at December 31, 2006.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at December 31, 2006 and 2005. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At December 31, 2006 and 2005, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.4 million and $304.3 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of December 31, 2006, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million and $190.0 million in Subordinated Notes outstanding at December 31, 2006 and 2005, respectively. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which will be amortized over the remaining expected life of the Subordinated Notes.

At December 31, 2006 and December 31, 2005, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs, was $233.1 million and $184.2 million, respectively, and had an effective cost of 7.70% and 7.65%, respectively, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of December 31, 2006, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $2.0 billion, $1.1 billion and $612.2 million for 2006, 2005 and 2004 respectively.

Contractual Obligations

As of December 31, 2006, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$20,706,587	$20,036,586	$—	$670,001	$—
Asset-backed CP	8,906,300	8,906,300	—	—	—
Collateralized Mortgage Debt (1)	18,704,460	28,569	77,138	112,157	18,486,596
Whole loan financing facilities	947,905	947,905	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000
Payable for securities purchased	5,502	5,502	—	—	—

Total (2)	$49,815,754	$29,924,862	$77,138	$782,158	$19,031,596

(1)

Maturities of the Company’s Collateralized Mortgage Debt are dependent upon cash flows received from the underlying loans receivable. The estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	The Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which is not reflected in this table.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$21,504,372	$21,504,372	$20,295,504	$20,295,504
Purchased Securitized Loans	6,806,944	6,806,944	6,839,004	6,839,004
Securitized ARM Loans	2,765,749	2,787,913	3,310,717	3,259,586
ARM Loans Collateralizing Debt	19,072,563	18,965,175	10,396,961	10,321,685
ARM loans held for securitization	1,383,327	1,379,913	641,843	643,035
Hedging Instruments	370,512	370,512	450,944	450,944

Liabilities:
Reverse Repurchase Agreements	$20,706,587	$20,706,587	$23,390,079	$23,390,079
Asset-backed CP	8,906,300	8,906,300	4,990,000	4,990,000
Collateralized Mortgage Debt	18,704,460	18,757,845	10,254,334	10,222,064
Whole loan financing facilities	947,905	947,905	404,827	404,827
Senior Notes	305,000	305,000	305,000	300,425
Subordinated Notes	240,000	237,300	190,000	190,000
Hedging Instruments	161,615	161,615	32,904	32,904

As of December 31, 2006 and 2005, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

In November 2006, the Company completed a public offering of 4,000,000 shares of Series D Preferred Stock at $25.00 per share and received net proceeds of $96.2 million. The annual dividend rate will be fixed at 7.875% until January 15, 2012, and will reset quarterly thereafter at the three-month LIBOR rate plus 268 BP, with a minimum annual rate of 7.625%. The Series D Preferred Stock is redeemable, in whole or in part, beginning on November 21, 2011 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series D Preferred Stock may also be redeemed under limited circumstances to preserve the Company’s REIT status prior to November 21, 2011. The Company is not required to redeem the shares. The Series D Preferred Stock has no stated maturity date and is not convertible into Common Stock.

In 2005, the Company completed public offerings of 4,525,000 shares of Series C Preferred Stock and received net proceeds of $109.0 million. The Series C Preferred Stock is redeemable, in whole or in part, beginning on March 22, 2010 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series C Preferred Stock may also be redeemed under limited circumstances to preserve the Company’s REIT status prior to March 22, 2010. The Company is not required to redeem the shares. The Series C Preferred Stock has no stated maturity date and is not convertible into Common Stock.

During June 2005, the Company completed a public offering of 4,000,000 shares of Common Stock and received net proceeds of $117.3 million.

During 2006, the Company issued 5,625,500 shares of Common Stock and 703,800 shares of Series C Preferred Stock through at-market and off-market transactions under a controlled equity offering program and received net proceeds of $154.4 million and $17.2 million, respectively. During 2005, the Company issued 1,762,700 shares of Common Stock and 104,800 shares of Series C Preferred Stock through at-market transactions under controlled equity offering programs and received net proceeds of $49.7 million and $2.5 million, respectively.

During 2006 and 2005, the Company issued 3,374,664 and 7,107,946 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $87.5 million and $196.2 million, respectively.

As of December 31, 2006, $812.0 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized (losses) gains on Hedging Instruments	Accumulated other comprehensive income (loss)
Balance, December 31, 2003	$(43,314)	$(99,464)	$(142,778)
Net change	(134,023)	186,086	52,063

Balance, December 31, 2004	(177,337)	86,622	(90,715)
Net change	(360,173)	303,371	(56,802)

Balance, December 31, 2005	(537,510)	389,993	(147,517)
Net change	73,401	(237,932)	(164,531)

Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)

The following table (in thousands) presents the changes for net unrealized holdings gains (losses) and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net income during the current year that had been previously recorded in OCI.

	Year ended December 31,
	2006	2005	2004
Unrealized gains (losses) on Purchased ARM Assets:
Net unrealized holdings gains (losses) arising during the year	$73,401	$(351,584)	$(121,524)
Reclassification adjustment for net gains included in income	—	(8,589)	(12,499)

Net change	$73,401	$(360,173)	$(134,023)

Unrealized gains (losses) on Hedging Instruments:
Net unrealized holdings gains (losses) arising during the year	$68,749	$311,998	$(53,184)
Reclassification adjustment for net (gains) losses included in income	(306,681)	(8,627)	239,270

Net change	$(237,932)	$303,371	$186,086

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of December 31, 2006, there were 1,553,287 DERs outstanding, all of which were vested, and 1,401,948 PSRs outstanding, of which 1,286,277 were vested. The Company recorded an expense associated with DERs and PSRs of $7.8 million, $6.4 million and $9.8 million during 2006, 2005 and 2004, respectively. Of the expense recorded in 2006, $7.6 million was associated with dividend equivalents paid on DERs and PSRs and $2.0 million related to the amortization of unvested PSRs. This expense was partially offset by the impact of the decrease in the Common Stock price on the value of the PSRs of $1.8 million which was recorded as a fair value adjustment.

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

The Management Agreement provides for an annual review of the Manager’s performance by the Company’s independent directors. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be payable to the Manager.

During the years ended December 31, 2006, 2005 and 2004, the Company reimbursed the Manager $11.6 million, $10.4 million and $8.9 million, respectively, for expenses in accordance with the terms of the Management Agreement. As of December 31, 2006 and 2005, $1.9 million and $611,000, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the years ended December 31, 2006, 2005 and 2004, the Company incurred base management fees of $24.7 million, $21.0 million and $16.2 million, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2006 and 2005, $2.2 million and $1.9 million, respectively, was payable by the Company to the Manager for the base management fee.

For the years ended December 31, 2006, 2005 and 2004, the Manager earned performance-based compensation in the amount of $34.7 million, $38.9 million and $34.6 million, respectively. As of December 31, 2006 and 2005, $9.8 million and $8.7 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of December 31, 2006, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, employees of the Manager and other affiliates amounted to $52.1 million, had a weighted average interest rate of 5.05%, and maturities ranging between 2030 and 2037.

Note 10. Subsequent Events

In February 2007, the Company securitized $1.5 billion of its ARM loans into Collateralized Mortgage Debt and placed 96% of the resulting securities with third party investors.

Note 11. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (in thousands, except per share amounts):

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$704,017	$667,172	$579,542	$523,756
Interest expense on borrowed funds	(613,329)	(580,037)	(499,302)	(435,135)

Net interest income	90,688	87,135	80,240	88,621

Servicing income, net	4,045	4,227	3,522	4,118
Mortgage services income, net	336	286	—	—
Gain (loss) on sale of ARM Assets	8,703	65	(65)	(214)
Gain on Derivatives, net	4,148	5,926	9,135	6,482

Net non-interest income	17,232	10,504	12,592	10,386

Provision for credit losses	(1,390)	(754)	(505)	(500)
Management fee	(6,456)	(6,402)	(6,037)	(5,803)
Performance fee	(9,849)	(8,654)	(7,165)	(9,063)
Long-term incentive awards	(2,024)	735	(3,203)	(3,320)
Other operating expenses	(7,919)	(7,220)	(6,272)	(7,900)

Net income	80,282	75,344	69,650	72,421
Dividends on Preferred Stock	(3,494)	(2,485)	(2,422)	(2,350)

Net income available to common shareholders	$76,788	$72,859	$67,228	$70,071

EPS	$0.676	$0.643	$0.606	$0.660

Average number of common shares outstanding	113,616	113,316	110,992	106,243

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$472,337	$400,118	$330,909	$307,970
Interest expense on borrowed funds	(384,023)	(307,941)	(250,021)	(224,892)

Net interest income	88,314	92,177	80,888	83,078

Servicing income, net	4,090	2,076	3,021	2,604
Gain on sale of ARM Assets	999	—	5,923	1,645
Gain (loss) on Derivatives, net	3,425	(147)	1,776	1,322

Net non-interest income	8,514	1,929	10,720	5,571

Provision for credit losses	(249)	(374)	(180)	(409)
Management fee	(5,649)	(5,621)	(5,045)	(4,706)
Performance fee	(8,733)	(10,315)	(9,779)	(10,035)
Long-term incentive awards	(3,560)	1,764	(3,222)	(1,429)
Other operating expenses	(5,819)	(5,520)	(4,852)	(4,614)

Net income	72,818	74,040	68,530	67,456
Dividends on Series C Preferred Stock	(2,316)	(2,273)	(1,414)	(100)

Net income available to common shareholders	$70,502	$71,767	$67,116	$67,356

EPS	$0.676	$0.698	$0.695	$0.722

Average number of common shares outstanding	104,157	102,758	96,565	93,173

SCHEDULE – Mortgage Loans on Real Estate

The Company’s whole loan portfolio at December 31, 2006, which consisted only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A		Column B	Column C	Column G	Column H
Description (4)
Range of carrying amounts of mortgages	Number of loans	Interest rate	Maturity date	Carrying amount of mortgages (1) (3)	Principal amount of loans subject to delinquent principal or interest (5)
ARM Loans:
$0-250	1,355	1.00 - 8.88	06/01/16 - 09/01/44	$204,016	$464
251-500	1,396	1.00 - 8.25	09/01/17 - 11/01/44	515,039	400
501-750	552	4.38 - 8.38	04/01/17 - 08/01/44	329,256	508
751-1,000	183	3.13 - 7.88	10/01/22 - 05/01/44	164,384	977
over 1,000	383	2.50 - 9.63	09/01/22 - 01/01/46	1,015,683	5,562

	3,869			2,228,378	7,911

Hybrid ARM Loans:
$0-250	7,911	2.75 - 9.13	05/01/11 - 11/01/46	1,266,776	716
251-500	10,532	3.13 - 7.75	12/01/13 - 11/01/46	4,097,090	1,994
501-750	7,254	3.00 - 7.75	06/01/13 - 12/01/46	4,419,539	650
751-1,000	3,686	3.00 - 7.75	09/01/26 - 11/01/46	3,308,668	2,734
over 1,000	4,513	2.75 - 8.88	09/01/18 - 11/01/46	7,774,640	1,947

	33,896			20,866,713	8,041

Premium				141,413
Allowance for loan losses (2)				(13,908)
Principal payments receivable				187
Net unrealized loss on purchase loan commitments				(1,144)

	37,765			$23,221,639	$15,952

See accompanying Report of Independent Registered Public Accounting Firm on page F-3

Notes:

(1) Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2003	$7,330,743
Additions during 2004:
Loan purchases	4,405,014

Deductions during 2004:
Collections of principal	1,621,428
Allocation of cost of mortgage loans transferred to MSRs	16,402
Provision for credit losses	1,436
Cost of mortgage loans transferred to real estate-owned properties	268
Amortization of premium	6,486
Change in fair value of purchase loan commitments	736

1,646,756

Balance at December 31, 2004	10,089,001
Additions during 2005:
Loan purchases	6,842,893
Amortization of discount	565
Change in fair value of purchase loan commitments	6,457
Fair value adjustment on loan acquisitions	6,264

6,856,179
Deductions during 2005:
Collections of principal	2,563,062
Allocation of cost of mortgage loans transferred to MSRs	30,661
Provision for credit losses	1,212
Cost of mortgage loans transferred to real estate-owned properties	724

2,595,659

Balance at December 31, 2005	14,349,521
Additions during 2006:
Loan purchases	11,641,424
Fair value adjustment on loan acquisitions	53,936

11,695,360
Deductions during 2006:
Collections of principal	2,806,680
Provision for credit losses	3,149
Amortization of premium	6,005
Change in fair value of purchase loan commitments	7,408

2,823,242

Balance at December 31, 2006	$23,221,639

(2) The provision for losses is based on management’s assessment of probable credit loss based on various factors.

Reconciliation of allowance for loan losses:

Balance at December 31, 2003	$7,993
Provision for losses	1,441

Balance at December 31, 2004	9,434
Provision for losses	1,315

Balance at December 31, 2005	10,749
Provision for losses	3,159

Balance at December 31, 2006	$13,908

(3) Cost for Federal income taxes is the same.

(4) The geographic distribution of the Company’s whole loan portfolio at December 31, 2006 was as follows:

State or Territory	Number of Loans	Carrying Amount
California	10,192	$8,129,977
New York	2,354	1,991,997
Florida	3,398	1,692,370
Colorado	2,336	1,529,073
Georgia	2,715	1,065,614
New Jersey	1,389	872,152
Virginia	1,501	730,179
Connecticut	599	551,995
Massachusetts	742	505,627
Illinois	940	502,935
South Carolina	987	444,037
Washington	934	441,373
Arizona	952	438,618
North Carolina	923	436,685
Pennsylvania	762	433,712
Maryland	733	380,220
Texas	838	379,064
New Mexico	786	318,258
Minnesota	642	307,433
Nevada	504	264,800
Other states, less than
504 loans each	3,538	1,678,972
Premium		141,413
Allowance for losses		(13,908)
Principal payments receivable		187
Change in fair value of purchase loan commitments		(1,144)

TOTAL	37,765	$23,221,639

(5) Includes loans delinquent 90 days or more, bankruptcies, and foreclosures.

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Annual Report on Form 10-K.

“Adfitech” means ADFITECH, Inc., a wholly-owned mortgage services taxable REIT subsidiary of TMHL.

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

“ARM Assets” means all of our ARM Loans and Purchased ARM Assets comprised of Traditional ARM Assets and Hybrid ARM Assets.

“ARM Loans” means Securitized ARM Loans, ARM Loans Collateralizing Debt and ARM loans held for securitization.

“ARM Loans Collateralizing Debt” means first lien prime quality ARM loans originated or acquired by us and financed in their entirety on our balance sheet through securitization by us into sequentially rated classes. In general, we retain the classes that are not AAA-rated which provide credit support for higher rated classes issued to third-party investors in structured financing arrangements.

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

“Bloomberg Mortgage REIT Index” means a capitalization weighted index of infinite life mortgage REITs having a market capitalization of $15 million or greater. The index has a base value of 100 as of December 31, 1993 and is revised semi-annually.

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

“CDOs” means collateralized debt obligations, which can be either floating-rate or fixed-rate non-recourse financing, all of which are issued by trusts and secured by prime quality ARM loans originated or purchased by us, and may also include Hedging Instruments. CDOs represent long-term financing. The financing transactions are now referred to as Collateralized Mortgage Debt.

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

“Collateralized Mortgage Debt,” which was previously referred to as collateralized debt obligations or CDOs in our prior SEC filings, means collateralized debt obligations, which can be either floating-rate or fixed-rate non-recourse financing, all of which are issued by trusts and secured by prime quality ARM loans originated or purchased by us, and may also include Hedging Instruments. Collateralized Mortgage Debt represents long-term financing. We are using a new term to highlight the fact that the debt financings are backed exclusively by first lien prime quality ARM Loans either originated or purchased by us and Hedging Instruments.

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

“Derivative” means a contract or agreement whose value is derived from changes in interest rates, prices of securities or commodities, or financial or commodity indices. Our Derivatives include commitments to purchase loans from correspondent and bulk sellers, Pipeline Hedging Instruments and Hybrid ARM Hedging Instruments.

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

“EPS” means basic earnings per share calculated by dividing net income available to common shareholders by the average common shares outstanding during the period. We had no outstanding Common Stock equivalents during 2006, 2005 or 2004.

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

“FIN” means Financial Accounting Standards Board Interpretation.

“Freddie Mac” means the Federal Home Loan Mortgage Corporation, a federally-chartered private corporation.

“FTSE NAREIT All REIT” means a free float adjusted market capitalization weight index that includes all tax qualified REITs listed in the New York Stock Exchange, American Stock Exchange and National Association of Securities Dealers Automated Quotation System National Market. The base date of the index is December 31, 1999 with a base value of 100.

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

“Insider Trading Policy” means the Insider Trading Policy adopted by TMA.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“Investment Grade” generally means a security rating of BBB- or better by Standard & Poor’s Corporation or Baa3 or better by Moody’s Investors Service, Inc.

“IRA” means Individual Retirement Account.

“KPMG” means KPMG LLP.

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

“OCI” means our accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

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

“Preferred Stock” means the Series C Preferred Stock and the Series D Preferred Stock, issued by TMA.

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

“Purchased ARM Assets” means ARM securities and Purchased Securitized Loans.

“Purchased Securitized Loans” means loans securitized by third parties and purchased by us. We purchase all principal classes of the securitizations, including the subordinated classes. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because, like our own loan originations and acquisitions, we retain a 100% interest in the underlying loans.

“PWC” means PricewaterhouseCoopers LLP.

“QSPE” means qualifying SPE.

“Qualified REIT Assets” means real estate assets as defined by the REIT provisions of the Code. Substantially all of the tax assets that we have acquired and will acquire for investment are expected to be Qualified REIT Assets.

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

“SEC” means the United States Securities and Exchange Commission.

“Securitized ARM Loans” means loans originated or acquired and securitized by us, in which we retain 100% of the beneficial ownership interests.

“Senior Notes” means the 8% senior unsecured notes due May 15, 2013, issued by TMA.

“Series C Preferred Stock” means the 8% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series D Preferred Stock” means the Series D Adjusting Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

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

“TMHL” means Thornburg Mortgage Home Loans, Inc., a wholly-owned mortgage loan origination and acquisition taxable REIT subsidiary of TMA.

“TMHS” means Thornburg Mortgage Hedging Strategies, Inc., a wholly-owned taxable REIT subsidiary of TMA.

“Traditional ARMs” or “Traditional ARM Assets” means ARM Loans and Purchased ARM Assets that have interest rates that reprice in a year or less.