Form 10-Q
period 2007-03-31
THORNBURG MORTGAGE INC
filed 2007-05-09
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Common Stock ($.01 par value) 120,832,916 as of May 9, 2007

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollar amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$22,977,619	$21,504,372
Purchased Securitized Loans, net	6,513,830	6,806,944

Purchased ARM Assets	29,491,449	28,311,316

ARM Loans:
Securitized ARM Loans, net	2,658,363	2,765,749
ARM Loans Collateralizing Debt, net	19,569,755	19,072,563
ARM loans held for securitization, net	1,864,742	1,383,327

ARM Loans	24,092,860	23,221,639

ARM Assets	53,584,309	51,532,955
Cash and cash equivalents	77,156	55,159
Restricted cash and cash equivalents	190,704	206,875
Hedging Instruments	272,920	370,512
Accrued interest receivable	347,442	328,206
Other assets	680,306	211,345

	$55,152,837	$52,705,052

LIABILITIES
Reverse Repurchase Agreements	$21,904,414	$20,706,587
Asset-backed CP	9,221,300	8,906,300
Collateralized Mortgage Debt	19,169,110	18,704,460
Whole loan financing facilities	1,416,600	947,905
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000
Hedging Instruments	211,058	161,615
Payable for securities purchased	—	5,502
Accrued interest payable	177,570	171,852
Dividends payable	4,170	80,442
Accrued expenses and other liabilities	91,684	98,317

	52,740,906	50,327,980

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share; 8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $151,760 and $133,340, respectively; 7,230,000 shares authorized, 6,070,000 and 5,334,000 shares issued and outstanding, respectively	146,917	128,768
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	96,200	96,200
Common Stock: par value $0.01 per share; 487,748,000 shares authorized, 115,580,000 and 113,775,000 shares issued and outstanding, respectively	1,156	1,138
Additional paid-in-capital	2,523,230	2,477,171
Accumulated other comprehensive loss	(411,576)	(312,048)
Retained earnings (accumulated deficit)	56,004	(14,157)

	2,411,931	2,377,072

	$55,152,837	$52,705,052

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Interest income from ARM Assets and cash equivalents	$724,058	$523,756
Interest expense on borrowed funds	(633,378)	(435,135)

Net interest income	90,680	88,621

Servicing income, net	3,900	4,118
Mortgage services income, net	94	—
Gain (loss) on ARM Assets, net	1,848	(214)
Gain on Derivatives, net	6,690	6,482

Net non-interest income	12,532	10,386

Provision for credit losses	(856)	(500)
Management fee	(6,624)	(5,803)
Performance fee	(8,272)	(9,063)
Long-term incentive awards	(3,443)	(3,320)
Other operating expenses	(9,020)	(7,900)

NET INCOME	$74,997	$72,421

Net income	$74,997	$72,421
Dividends on Preferred Stock	(4,836)	(2,350)

Net income available to common shareholders	$70,161	$70,071

Earnings per common share:
Net income	$0.62	$0.66

Average number of shares common outstanding	114,077	106,243

Dividends declared per common share	$0.68	$0.68

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$74,997	$72,421
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	47,575	(155,219)
Reclassification adjustment for net gains included in income	(1,848)	—

Net change in unrealized gains (losses) on securities	45,727	(155,219)

Unrealized (losses) gains on Hedging Instruments:
Net unrealized (losses) gains arising during the period	(71,996)	229,838
Reclassification adjustment for net gains included in income	(73,259)	(53,764)

Net change in unrealized (losses) gains on Hedging Instruments	(145,255)	176,074

Other comprehensive (loss) income	(99,528)	20,855

Total comprehensive (loss) income	$(24,531)	$93,276

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2007 and 2006

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total
Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					72,421	72,421
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(155,219)		(155,219)
Hedging Instruments:
Fair value adjustment				176,074		176,074
Issuance of Common Stock		27	71,738			71,765
Issuance of Series C Preferred Stock	4,054					4,054
Dividends declared on Series C Preferred Stock - $0.50 per share					(2,391)	(2,391)

Balance, March 31, 2006	$115,589	$1,075	$2,307,173	$(126,662)	$76,615	$2,373,790

Balance, December 31, 2006	$224,968	$1,138	$2,477,171	$(312,048)	$(14,157)	$2,377,072
Comprehensive income:
Net income					74,997	74,997
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				45,727		45,727
Hedging Instruments:
Fair value adjustment				(145,255)		(145,255)
Issuance of Common Stock		18	46,059			46,077
Issuance of Preferred Stock	18,149					18,149
Dividends declared on Preferred Stock:
Series C - $0.50 per share					(2,845)	(2,845)
Series D - $0.49 per share					(1,991)	(1,991)

Balance, March 31, 2007	$243,117	$1,156	$2,523,230	$(411,576)	$56,004	$2,411,931

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$74,997	$72,421
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	11,021	24,507
(Gain) loss on ARM Assets, net	(1,848)	214
Gain on Derivatives, net	(6,690)	(6,482)
Provision for credit losses	856	500
Non-cash interest income	(18,705)	—
Change in assets and liabilities:
Accrued interest receivable	(19,236)	(37,521)
Other assets	25,238	(39,413)
Accrued interest payable	5,718	26,478
Accrued expenses and other liabilities	(6,633)	2,723

Net cash provided by operating activities	64,718	43,427

Investing activities:
ARM securities:
Purchases	(3,824,239)	(1,896,247)
Proceeds on sales	848,804	—
Principal payments	1,047,099	909,648
Purchased Securitized Loans:
Purchases	—	(933,043)
Principal payments	304,504	245,169
Securitized ARM loans:
Principal payments	81,121	62,027
ARM Loans Collateralizing Debt:
Principal payments	847,531	482,645
ARM loans held for securitization:
Purchases and originations	(1,832,316)	(2,803,249)
Principal payments	40,612	3,143

Net cash used in investing activities	(2,486,884)	(3,929,907)

Financing activities:
Net borrowings from Reverse Repurchase Agreements	1,197,827	154,673
Net borrowings from Asset-backed CP	315,000	1,317,000
Collaterized Mortgage Debt borrowings	1,400,712	2,774,201
Collaterized Mortgage Debt paydowns	(936,062)	(475,188)
Net borrowings on whole loan financing facilities	468,695	110,513
Net proceeds from issuance of Subordinated Notes	—	50,000
(Payments) receipts on Eurodollar contracts	(1,823)	1,832
Proceeds from Common Stock issued, net	46,077	71,765
Proceeds from Preferred Stock issued, net	18,278	4,087
Dividends paid	(81,237)	(73,558)
Payment to purchase or terminate Hedging Instruments, net	525	(2,219)
Net decrease in restricted cash	16,171	15,206

Net cash provided by financing activities	2,444,163	3,948,312

Net increase in cash and cash equivalents	21,997	61,832
Cash and cash equivalents at beginning of period	55,159	147,228

Cash and cash equivalents at end of period	$77,156	$209,060

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2006 Annual Report on Form 10-K.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMFI, TMHS, TMHL and Adfitech. TMD, TMCR and TMFI are qualified REIT subsidiaries and are consolidated with TMA for financial statement and tax reporting purposes. TMHL, Adfitech and TMHS are taxable REIT subsidiaries and are consolidated with TMA for financial statement purposes but are not consolidated with TMA for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Accounting changes and other accounting developments

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 became effective for the Company beginning January 1, 2007 and the adoption had no impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 became effective for the Company on January 1, 2007 and the adoption had no impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 will become effective for the Company beginning January 1, 2008. The Company is evaluating this Statement and has not yet decided whether it will or will not adopt it.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

Restricted cash

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counter-parties as collateral for Reverse Repurchase Agreements, Asset-backed CP and Hedging Instruments. The carrying amount of restricted cash and cash equivalents approximates fair value.

ARM assets

The Company’s ARM Assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM Assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans obtained from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in OCI as a separate component of shareholders' equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss. Realized gains or losses on the sale of Purchased ARM Assets are recorded in earnings at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

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

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets,” the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or market value. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM Loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs, MSR amortization and impairment charges, is recorded as Servicing income, net in the Consolidated Income Statements.

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

Credit risk and reserve for loan losses

The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. The estimate of the allowance is based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company provides specific allowances for loan losses on loans that are considered to be impaired when a significant permanent decline in value is identified.

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

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for securitization, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in Gain on Derivatives, net in the Consolidated Income Statements. Commitments to originate direct retail and wholesale loans are not considered derivatives under GAAP.

The fair values of the Company’s Collateralized Mortgage Debt, Senior Notes, Subordinated Notes, Swap Agreements and Cap Agreements are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar Transactions is determined on a daily basis by the closing prices on the Chicago Mercantile Exchange.

The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize if these instruments were sold. Cash and cash equivalents, restricted cash and cash equivalents and interest receivable are reflected in the consolidated financial statements at cost. Other assets, Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities, accrued expenses and other liabilities are reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in OCI and transferred to earnings as the hedged item affects earnings. The ineffective amount of all Hedging Instruments is recognized in earnings each quarter. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain predetermined statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively.

Hybrid ARM Hedging Instruments

The Company enters into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets such that the combined Effective Duration of its borrowings and Hybrid ARM Hedging Instruments closely matches the Effective Duration of the Hybrid ARM Assets, the difference being Net Effective Duration. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap Agreements decline such that they are expected to approximately equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments.

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

The fair value of Swap Agreements is based on the discounted value of the remaining future net interest payments expected to be made over the remaining life of the Swap Agreements. Therefore, over time, as the actual payments are made, the unrealized gain (loss) in OCI and the carrying value of the Swap Agreements adjust to zero and the Company therefore realizes a fixed financing cost over the life of the Hedging Instrument.

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

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 8. Since inception of the Plan in 2002, the Company has accounted for all awards at fair value on the grant date and recorded subsequent changes in the fair value of the awards in current period earnings. The PSRs issued under the Plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock. The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense over the vesting period. Dividend-equivalent payments on DERs and vested PSRs are recognized as compensation expense in the period in which they are declared. PSRs generally do not earn a dividend-equivalent until they are vested.

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

Income taxes for the quarters ended March 31, 2007 and 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and sales for tax purposes, and TMHL’s net operating loss carryforward from 2004, 2005 and 2006. Management has established a valuation allowance against the net deferred tax assets at March 31, 2007.

Earnings per share

EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. The Company had no outstanding Common Stock equivalents during the periods presented.

Following is information about the computation of the EPS data for the three-month periods ended March 31, 2007 and 2006 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended March 31, 2007
EPS, income available to common shareholders	$70,161	114,077	$0.62

Three Months Ended March 31, 2006
EPS, income available to common shareholders	$70,071	106,243	$0.66

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

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of March 31, 2007 and December 31, 2006 (in thousands):

March 31, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$23,043,522	$6,597,653	$2,655,157	$19,457,031	$1,839,777	$53,593,140
Net unamortized premium	217,200	58,378	10,988	119,456	24,081	430,103
Allowance for loan losses	—	—	(7,782)	(6,732)	(250)	(14,764)
Non-accretable discounts	—	(15,078)	—	—	—	(15,078)
Net unrealized gain on purchase loan commitments	—	—	—	—	1,134	1,134
Principal payment receivable	8,116	40	—	—	—	8,156

Amortized cost, net	23,268,838	6,640,993	2,658,363	19,569,755	1,864,742	54,002,691
Gross unrealized gains	32,375	9,946	5,931	67,195	2,096	117,543
Gross unrealized losses	(323,594)	(137,109)	(101,553)	(89,948)	(3,378)	(655,582)

Fair value	$22,977,619	$6,513,830	$2,562,741	$19,547,002	$1,863,460	$53,464,652

Carrying value	$22,977,619	$6,513,830	$2,658,363	$19,569,755	$1,864,742	$53,584,309

December 31, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing CDOs	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

The Company realized a gain of $1.8 million on the sale of $1.3 billion of Purchased ARM Assets during the quarter ended March 31, 2007. The Company did not sell any Purchased ARM Assets during the quarter ended March 31, 2006. During the quarter ended March 31, 2007, the Company did not record any impairment charges in its Purchased Securitized Loan portfolio. The Company recorded an impairment charge to recognize management’s estimate of additional future losses inherent in its Purchased Securitized Loan portfolio and realized a loss of $214,000 on ARM Assets during the quarter ended March 31, 2006.

During the quarter ended March 31, 2007, the Company securitized $1.5 billion of ARM Loans into a Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. The Company retained $54.6 million of the resulting securities for its ARM Loan portfolio and financed $1.4 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of March 31, 2007 and December 31, 2006, the Company held $19.6 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of March 31, 2007 and December 31, 2006, the Company held $2.7 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the quarter ended March 31, 2007, the Company did not acquire any Purchased Securitized Loans. At March 31, 2007 and December 31, 2006, the Company’s Purchased Securitized Loans totaled $6.5 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2007, 63 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $66.8 million. Activity in non-accretable discounts for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$15,087	$11,551
Increase for securities purchased	—	3,975
Increase for expected future losses	—	214
Realized losses	(9)	(389)
Reclassifications to accretable discount	—	(100)

Balance at end of period	$15,078	$15,251

At March 31, 2007, substantially all of our available-for-sale securities had contractual maturities in excess of ten years.

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 747 individual securities comprising these Purchased ARM Assets have been in a continuous unrealized loss position, at March 31, 2007 (in thousands):

Unrealized Losses on Purchased ARM Assets as of March 31, 2007

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,050,311	$(2,650)	$1,204,464	$(31,192)	$2,254,775	$(33,842)
AAA/Aaa rating	1,632,437	(2,004)	18,184,883	(386,400)	19,817,320	(388,404)
AA/Aa rating	189,919	(1,313)	284,034	(11,784)	473,953	(13,097)
A rating	51,368	(1,514)	172,251	(5,932)	223,619	(7,446)
BBB/Baa rating	28,326	(2,547)	78,075	(2,789)	106,401	(5,336)
BB/Ba rating and below	30,322	(10,106)	14,430	(2,472)	44,752	(12,578)

Total	$2,982,683	$(20,134)	$19,938,137	$(440,569)	$22,920,820	$(460,703)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and, based upon review of credit ratings, delinquency data and other information, are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, the net unrealized loss of $464.1 million on Purchased ARM Assets at December 31, 2006, decreased by $45.7 million to a net unrealized loss of $418.4 million during the three-month period ended March 31, 2007. The net unrealized gain of $152.1 million on Hedging Instruments at December 31, 2006, decreased by $145.3 million to a net unrealized gain of $6.8 million during the three-month period ended March 31, 2007. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

March 31, 2007

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Precent of Total Assets
TMHL Originations
60 to 89 days	2	$286	0.00%		0.00%
90 days or more	4	1,679	0.01		0.00
In bankruptcy and forclosure	13	6,000	0.04		0.01

	19	7,965	0.05	(1)	0.01

Bulk Acquisitions
60 to 89 days	4	4,751	0.06		0.01
90 days or more	0	—	0.00		0.00
In bankruptcy and forclosure	13	13,017	0.17		0.02

	17	17,768	0.23	(2)	0.03

	36	$25,733	0.11%		0.05%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Precent of Total Assets
TMHL Originations
60 to 89 days	4	$4,591	0.03%		0.01%
90 days or more	0	—	0.00		0.00
In bankruptcy and forclosure	12	6,843	0.04		0.01

	16	11,434	0.07	(1)	0.02

Bulk Acquisitions
60 to 89 days	1	318	0.00		0.00
90 days or more	1	386	0.00		0.00
In bankruptcy and forclosure	9	8,723	0.11		0.02

	11	9,427	0.11	(2)	0.02

	27	$20,861	0.09%		0.04%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of March 31, 2007, the Company owned seven real estate properties as a result of foreclosing on delinquent loans in the amount of $1.7 million (not included in the table above.) The Company believes that the recorded amounts of these properties approximate net realizable value. Further, the Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at March 31, 2007.

During the three months ended March 31, 2007 and 2006, the Company recorded loan loss provisions totaling $856,000 and $500,000, respectively, to reserve for estimated credit losses on ARM Loans, bringing its total loan loss reserve to $14.8 million and $11.2 million, respectively.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 85.3% and 84.8% of ARM Loans at March 31, 2007 and December 31, 2006, respectively. Beginning in the first quarter of 2006, the Company also began acquiring Pay Option ARMs. At March 31, 2007, the Company’s investment in Pay Option ARMs comprised 3.8% of ARM Assets and accumulated deferred interest totaled $60.7 million. Loans with interest only features and Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $1.5 billion and $2.9 billion of ARM loans during the three months ended March 31, 2007 and 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $30.9 million and $43.0 million, net of amortization of $1.6 million and $2.2 million during the three months ended March 31, 2007 and 2006, are included in other assets on the Consolidated Balance Sheets at March 31, 2007 and 2006. During the quarter ended March 31, 2007, the Company recorded an impairment charge of $656,000 against the amortized cost of the MSRs in the Traditional ARM risk stratum. At March 31, 2007, the fair value of the MSRs of $45.5 million equaled or exceeded their cost basis in each risk stratum.

As of March 31, 2007, the Company had commitments to purchase or originate the following amounts of ARM assets, net of fallout (in thousands):

ARM loans – correspondent originations	$697,424
ARM loans – wholesale originations	93,031
ARM loans – direct originations	19,774

$810,229

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of March 31, 2007 and December 31, 2006, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements having aggregate notional balances of $41.3 billion and $34.8 billion, respectively. As of March 31, 2007, these Swap Agreements had a weighted average maturity of 3.8 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.72% and 4.51% at March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007, the Company had entered into delayed Swap Agreements with notional balances totaling $7.9 billion that become effective between April 2007 and June 2009 and are also accounted for as cash flow hedges as of March 31, 2007. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at March 31, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.31% at March 31, 2007.

The net unrealized gain on Swap Agreements at March 31, 2007 of $52.8 million included Swap Agreements with gross unrealized gains of $201.1 million and gross unrealized losses of $148.3 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. As of March 31, 2007, the net unrealized gain on Swap Agreements recorded in OCI totaled a net gain of $52.8 million. In the twelve month period following March 31, 2007 based on the current level of interest rates, $115.7 million of these net unrealized gains are expected to be realized through interest margin.

As of March 31, 2007 and December 31, 2006, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $749.4 million and $934.2 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at March 31, 2007 and December 31, 2006 was $8.9 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $6.8 million and $6.5 million as of March 31, 2007 and December 31, 2006, respectively, are included in OCI. In the twelve month period following March 31, 2007, $1.5 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.17%. The Cap Agreements had an average maturity of 3.8 years as of March 31, 2007 and will expire between 2008 and 2013.

In January 2007, the Company terminated a Swap Agreement with a notional balance of $2.0 billion. At March 31, 2007, the net unrealized loss recorded in OCI relating to the termination of the Swap Agreement totaled $38.5 million. The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. During the quarter ended March 31, 2007, the Company recognized $995,000 of this termination fee into income.

Interest expense for the quarter ended March 31, 2007 includes net receipts on Hybrid ARM Hedging Instruments of $76.2 million. Interest expense for the same period in 2006 includes net receipts on Hybrid ARM Hedging Instruments of $57.1 million.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at March 31, 2007 and December 31, 2006 was a net unrealized loss of $180,000 and $849,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $1.3 billion and $349.0 million at March 31, 2007 and December 31, 2006, respectively.

The Company recorded a net gain of $6.7 million on Derivatives during the quarter ended March 31, 2007. This gain consisted of a net gain of $6.7 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $820,000 on other Derivative transactions partially offset by a net loss of $795,000 on Pipeline Hedging Instruments. The Company recorded a net gain of $6.5 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $3.1 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 21 different financial institutions and had borrowed funds from all of these firms as of March 31, 2007.

As of March 31, 2007, the Company had $21.9 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.27% and a weighted average remaining maturity of 11.9 months. As of December 31, 2006, the Company had $20.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.39% and a weighted average remaining maturity of 4.7 months. As of March 31, 2007, $17.8 billion of the Company's borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from one to twelve months and $3.2 billion were structured Reverse Repurchase Agreements with original maturities that range from five to seven years. Generally, the counterparty has the right to call the structured Reverse Repurchase Agreements monthly after the first year beginning September 2007. The interest rates of these term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $22.3 billion, including accrued interest, and cash totaling $35.2 million, collateralized the Reverse Repurchase Agreements at March 31, 2007.

At March 31, 2007, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$4,219,664
31 to 89 days	6,187,000
90 to 365 days	8,286,749
Greater than 365 days	3,211,001

$21,904,414

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of March 31, 2007 and December 31, 2006, the Company had $9.2 billion and $8.9 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.33% and 5.34%, respectively, and a weighted average remaining maturity of 40 days and 54 days, respectively.

As of March 31, 2007 and December 31, 2006, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $9.8 billion and $9.5 billion, respectively, including accrued interest.

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

The following tables present the Collateralized Mortgage Debt that was outstanding as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

March 31, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$840,049	5.66%
Capped floating-rate financing (2)	11,245,511	5.66%
Fixed-rate financing (3)	7,083,550	5.29%

Total	$19,169,110	5.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $11.2 billion as of March 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.2 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.0 billion and fixed-rate financing of $890.0 million as of March 31, 2007.

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

As of March 31, 2007 and December 31, 2006, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.6 billion and $19.1 billion, respectively. The debt matures between 2033 and 2047 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at March 31, 2007 and December 31, 2006 of approximately 3.5 years.

Whole Loan Financing Facilities

As of March 31, 2007, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between June 2007 and April 2008. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company has been offered the opportunity to renew these facilities on equal or more favorable terms and expects to do so when they expire or replace them with new facilities with similar terms. As of March 31, 2007, the Company had $1.4 billion borrowed against these whole loan financing facilities at an effective rate of 5.88%. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. The amount borrowed on the whole loan financing facilities at March 31, 2007 was collateralized by ARM Loans with a carrying value of $1.5 billion, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at March 31, 2007.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at March 31, 2007 and December 31, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At March 31, 2007 and December 31, 2006, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.5 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of March 31, 2007, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at March 31, 2007 and December 31, 2006. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At March 31, 2007 and December 31, 2006, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.1 million, and had an effective cost of 7.70%, which reflects the effect of issuance costs. TMHL's Subordinated Note obligations contain non-financial covenants. As of March 31, 2007, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $620.2 million and $402.2 million for the quarters ended March 31, 2007 and 2006, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$22,977,619	$22,977,619	$21,504,372	$21,504,372
Purchased Securitized Loans	6,513,830	6,513,830	6,806,944	6,806,944
Securitized ARM Loans	2,658,363	2,562,741	2,765,749	2,787,913
ARM Loans Collateralizing Debt	19,569,755	19,547,002	19,072,563	18,965,175
ARM loans held for securitization	1,864,742	1,863,460	1,383,327	1,379,913
Hedging Instruments	272,920	272,920	370,512	370,512
Liabilities:
Reverse Repurchase Agreements	$21,904,414	$21,904,414	$20,706,587	$20,706,587
Asset-backed CP	9,221,300	9,221,300	8,906,300	8,906,300
Collaterized Mortgage Debt	19,169,110	19,229,450	18,704,460	18,757,845
Whole loan financing facilities	1,416,600	1,416,600	947,905	947,905
Senior Notes	305,000	301,950	305,000	305,000
Subordinated Notes	240,000	235,200	240,000	237,300
Hedging Instruments	211,058	211,058	161,615	161,516

As of March 31, 2007 and December 31, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

During the three-month period ended March 31, 2007, the Company issued 1,410,000 shares of Common Stock and 736,800 shares of Series C Preferred Stock through at-market transactions under a controlled equity offering program and received net proceeds of $35.9 million and $18.1 million, respectively.

During the three-month period ended March 31, 2007, the Company issued 395,400 shares of Common Stock under the DRSPP and received net proceeds of $10.2 million.

As of March 31, 2007, $1.2 billion of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On March 15, 2007, the Company declared the first quarter 2007 dividend of $0.50 per share of Series C Preferred Stock, which was paid on April 16, 2007 to shareholders of record as of March 30, 2007.

On March 15, 2007, the Company declared the first quarter 2007 dividend of $0.49 per share of Series D Preferred Stock, which was paid on April 16, 2007 to shareholders of record as of March 30, 2007.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive (loss) gain
Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	(155,219)	176,074	20,855

Balance, March 31, 2006	$(692,729)	$566,067	$(126,662)

Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	45,727	(145,255)	(99,528)

Balance, March 31, 2007	$(418,382)	$6,806	$(411,576)

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of March 31, 2007, there were 1,535,131 DERs outstanding, all of which were vested, and 1,399,287 PSRs outstanding, of which 1,299,611 were vested. The Company recorded expenses associated with DERs and PSRs of $3.4 million and $3.3 million for the quarters ended March 31, 2007 and 2006, respectively. The expense recorded in the first quarter of 2007 consists of $2.0 million associated with dividend equivalents paid on DERs and PSRs, $331,000 related to the amortization of unvested PSRs and $1.1 million resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. The expense recorded in the first quarter of 2006 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $503,000 related to the amortization of unvested PSRs and $914,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. To date, the Company has not issued SARs under the Plan.

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

During the quarters ended March 31, 2007 and 2006, the Company paid certain reimbursement expenses of $3.1 million and $2.5 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. As of March 31, 2007 and 2006, $3.0 million and $2.3 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended March 31, 2007 and 2006, the Company incurred base management fees of $6.6 million and $5.8 million, respectively, in accordance with the terms of the Management Agreement. As of March 31, 2007 and 2006, $2.2 million and $2.0 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended March 31, 2007 and 2006, the Manager earned performance-based compensation in the amount of $8.3 million and $9.1 million, respectively. As of March 31, 2007 and 2006, $8.3 million and $9.1 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate that is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of March 31, 2007, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $54.4 million, had a weighted average interest rate of 5.12%, and maturities ranging between 2030 and 2037.

Note 10. Subsequent Events

On April 19, 2007, the Company declared the first quarter 2007 dividend of $0.68 per share of Common Stock, which is payable on May 15, 2007 to shareholders of record as of May 4, 2007.

On April 27, 2007, the Company securitized $1.3 billion of its ARM loans into Collaterized Mortgage Debt and placed 96% of the resulting securities with third party investors.

On May 9, 2007, the Company completed a public offering of 4,500,000 shares of Common Stock at $27.05 per share and received net proceeds of $116.4 million, after the payment of underwriting discounts and expenses. The Company has granted the underwriters an option, exercisable for 30 days, to purchase up to 675,000 additional shares of Common Stock to cover over-allotments. If the underwriters’ option is exercised, the additional net proceeds, after the payment of underwriting discounts and expenses will be approximately $17.6 million.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our goal is to acquire or originate ARM Assets for our portfolio using both equity capital and borrowed funds and finance them in such a way so as to achieve earnings and dividend stability as our primary objective, and earnings and dividend growth as our secondary objective. In order to achieve these objectives, we must mitigate key risks inherent in the mortgage portfolio lending business, principally credit risk and interest rate risk, while simultaneously pursuing earnings growth strategies. Our three primary strategies are (i) to increase our more profitable, higher margin mortgage loan origination business; (ii) to raise Common Stock at premiums to book value and access alternative sources of long-term capital such as preferred stock and unsecured debt which are lower in cost and that provide increased earnings to our existing common shareholders and (iii) to diversify our funding sources and grow our assets relative to our existing capital base by pursuing non-recourse funding sources, such as Collateralized Mortgage Debt, to finance our balance sheet.

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential and customer relationship opportunities associated with those assets. Despite continued highly competitive pricing, declines in industry-wide origination volumes and mandatory regulatory changes to industry-wide underwriting standards, our loan originations totaled $1.7 billion in the first quarter, up 20% from the same period last year. We expect our mortgage origination volumes will remain strong going forward based on the $810.2 million of loans in the fallout-adjusted pipeline at March 31, 2007, most of which we expect will close in the second quarter of 2007. Our correspondent relationships have increased 27% year-over-year, and we now have approximately 298 correspondent partners across the country.

Also, our recently launched wholesale channel is beginning to gain momentum. We remain confident that as this channel grows, it will become an attractive source of higher yielding loans for us. We also believe our entry into the wholesale business offers an improved lending experience for mortgage brokers because our focus is fully paperless and internet based. Leveraging the same strategy that has proven successful with correspondent lenders, including emphasis on personal service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time. As of March 31, 2007, we had 20 account executives in five targeted geographic regions supporting 411 mortgage brokerage firms with 3,862 loan officer relationships.

We have seen positive results with our customer retention and referral programs – The Thornburg Mortgage Exchange ProgramSM and Refuse to LoseSM campaign – as the earnings benefit of retaining an existing client is even greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers can change their rate or loan product with a brief phone call and a small annual fee. Since 2002, we have modified 4,502 loans representing $2.5 billion. During the first quarter of 2007, we modified 274 loans with balances totaling $175.1 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers can cash out equity from their homes on a streamlined basis. Our growing loan servicing portfolio, or client base, which grew 30% over the year ago period to $12.9 billion, should be a promising source for loan exchanges and new loans in the future. This servicing portfolio now represents 21,273 customers.

Long-term Capital Growth. We raised $46.1 million of new common equity capital during the first quarter at an average net price of $25.52 per share and $18.1 million of new preferred equity capital at an average net price of $24.63 per share. This new long-term capital will contribute modestly to additional balance sheet and earnings growth in the future, principally through the acquisition and origination of high quality ARM Assets. Although margins on ARM Assets have improved slightly, they remain historically low and rate of return opportunities are lower than they have been in previous years. As a result, we may utilize alternative lower cost, long-term capital sources such as preferred stock and unsecured debt to support future earnings and balance sheet growth.

Capital Efficient Collateralized Mortgage Debt Transactions. Since Collateralized Mortgage Debt represents long-term operating debt financing and the debt has no margin call risk, it reduces our capital requirements when used to finance our portfolio, providing an additional source of balance sheet and earnings growth. Our equity capital requirement for Collateralized Mortgage Debt is lowered to the capital required to support the financing which, in the aggregate, approximates 2% versus our customary 8% minimum capital requirement for Reverse Repurchase Agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional High Quality ARM Assets financed through recourse borrowings. In the first quarter of 2007, we completed a $1.5 billion Collateralized Mortgage Debt transaction which freed up an estimated $101.9 million of capital, which will allow us to acquire an additional $1.1 billion in ARM Assets during 2007 without raising additional capital.

Consistent Profitability

Our business model is designed to protect our profitability during periods of changing interest rates or yield curves in that we fund our Hybrid ARM portfolio with either fixed-rate borrowings or floating rate borrowings and Hedging Instruments of comparable duration. Because longer-duration funds are usually more expensive, this strategy reduced our net interest income and earnings potential in prior years, but has been a contributor to our relative earnings stability during rising interest rate and flattening yield curve environments. Nevertheless, our earnings during the first quarter of 2007 reflect the continued difficult competitive and operating environment, where our Portfolio Margin remains below the level required to earn the current dividend on our Common Stock. We have seen tighter spreads on ARM Assets caused by reduced mortgage loan volume in general and intense competition for the volume that remains. Further, our older Swap Agreements have begun to mature whereas our older Hybrid ARMs are only beginning to reset and are not prepaying as quickly as we had anticipated because of the current higher interest rate environment.

Our approach to offsetting these competitive market and balance sheet pressures remains the same – to grow our balance sheet using an array of asset acquisition, financing and capital strategies including employing our strong capital base while still managing interest rate and credit risk. Additionally, approximately $6.7 billion of our Hybrid ARMs have fixed interest rates that average 4.63% and that will reset to floating market rates over the next 21 months. After the payment of the first quarter dividend, we had in reserve an estimated $0.11 per share of Common Stock of undistributed taxable income.

Prepayment activity in the first quarter was 15% CPR, unchanged from the same quarter a year ago. Premium amortization for the quarter ended March 31, 2007 was $7.9 million compared to $20.7 million during the first quarter of 2006. Premium amortization was and will in the future be influenced by changes in our assumptions about future prepayment speeds and other factors including new asset acquisitions, changes in the forward interest rate curve, actual prepayments relative to prior period estimates and changes in the indices that drive future interest rates on Hybrid ARM and Traditional ARM assets. We evaluate all of the above factors on a monthly basis and calculate premium amortization such that the actual historical and expected future ARM asset cash flows generate a level yield over the period from purchase date until maturity. Given that the short term interest rates that determine the reset rates on ARM assets remain high relative to the current interest rates on our ARM Assets, we realized a benefit in our current premium amortization because the expected lifetime yields on our ARM assets exceed many current coupons in our mortgage portfolio. Additionally, the slower actual and estimated future prepayment rates implied that a greater percentage of our Hybrid ARM assets were expected to survive their fixed rate period and not prepay prior to the end of their fixed rate period. Having a larger balance after the interest rate reset results in a higher yield on these Hybrid and Traditional ARM assets over their entire lives. Going forward, we will continue to regularly review our long-term prepayment assumptions relative to actual experience and future expectations which may, particularly if recent prepayment rates continue, result in additional downward adjustments to our long-term assumptions.

We possess a number of strategic advantages that allow us to generate consistent profitability over time. One of these strategic advantages is our low operating expense structure. During the first quarter of 2007, our operating expenses as a percentage of average assets were 0.20%, compared to 0.24% during the first quarter of 2006. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC-insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokerage firms, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC-insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. A significant component of our cost structure is a performance fee paid to the Manager based on ROE which has declined over the past year, resulting in a comparable decline in operating expense as a percentage of assets. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. Our low operating cost structure and REIT tax status have allowed us to reduce investment risk and invest primarily in High Quality ARM

Assets. We elect to securitize our acquired and originated ARM Loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM Loans. This strategy has resulted in very low credit losses. See additional discussion in the “Exceptional Credit Quality and Securitization” section below. Finally, by employing a portfolio lending strategy and retaining all of our ARM Loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of March 31, 2007, 95.3% of our ARM Asset portfolio was High Quality. Many of our High Quality ARM Assets consist of “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and had loan loss allowances totaling $14.8 million, or 6 BP, at March 31, 2007. We did not experience any credit losses on our ARM Loans during the first quarter of 2007 or during 2006.

Additionally, our High Quality ARM Assets include Purchased Securitized Loans, which are “A quality” ARM Loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we analyze seller-provided data allowing us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrowers’ credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally include a discount for probable credit losses. Based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.1 million, or 23 BP, at March 31, 2007.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating rate Collateralized Mortgage Debt that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The closer to zero the Effective Duration gap, the less impact interest rate changes should have on the market value of our portfolio and therefore on earnings. As of March 31, 2007, we had $45.7 billion of Hybrid ARM Assets and had entered into Swap Agreements with notional balances totaling $41.3 billion and delayed Swap Agreements with notional balances totaling $7.9 billion that become effective between April 2007 and June 2009. These delayed Swap Agreements have been entered into to hedge the financing of existing ARM Assets and the forecasted financing of ARM Assets purchase commitments at March 31, 2007, and to replace Swap Agreements as they mature. Additionally, at March 31, 2007, we had Cap Agreements with aggregate net notional balances of $749.4 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 3.61% to 9.67%, and on average 5.17%. During the quarter ended March 31, 2007, we received payments of $6.3 million related to these Cap Agreements. As of March 31, 2007, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately negative 0.23 years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately negative 0.18 years.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM Assets in order to stabilize earnings during periods of changing interest rates. As we acquire ARM Assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM Assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM Assets. Given the prepayment uncertainties on our ARM Assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM Assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility that would result from changes in short-term interest rates. See the discussion of Effects of Interest Rate Changes on page 55.

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, Collateralized Mortgage Debt and Reverse Repurchase Agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on Reverse Repurchase Agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through Reverse Repurchase Agreements. At March 31, 2007, Reverse Repurchase Agreements accounted for only 42% of our borrowings, while Collateralized Mortgage Debt represented 37% and our Asset-backed CP facility accounted for 18%. We anticipate that Collateralized Mortgage Debt and Asset-backed CP will continue to grow as a percentage of our financing sources in the future.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “have confidence” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2006 Annual Report on Form 10-K under the section entitled “Risk Factors.” We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 52 of our 2006 Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $430.1 million at March 31, 2007 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used, which average 25.5% CPR, are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 1% CPR	$(12,269)
Prepayment assumption increased by 2% CPR	$(25,839)
Prepayment assumption decreased by 1% CPR	$14,514
Prepayment assumption decreased by 2% CPR	$27,790

Future premium amortization will also be influenced by new asset acquisitions, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of our Purchased ARM Assets and Hybrid ARM Hedging Instruments are generally based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. This requires management judgment in determining how the market would value a particular Purchased ARM Asset, Hybrid ARM Hedging Instrument or other financial instrument, based on characteristics of the security and available market information. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At March 31, 2007, management’s judgment was used to estimate the fair value on 20% of our Purchased ARM Assets and 100% of our commitments to purchase ARM Loans.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses of $460.7 million on Purchased ARM Assets at March 31, 2007 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

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

•

Allowance for Loan Losses on ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimate of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the allowance for loan losses are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

The following table presents a sensitivity analysis to show the impact on our allowance for loan losses at March 31, 2007 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses (in thousands)
Default assumption increased by 5%	$1,509
Default assumption decreased by 5%	$(1,509)
Loss severity assumption increased by 5%	$3,396
Loss severity assumption decreased by 5%	$(3,394)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 became effective for us beginning January 1, 2007 and the adoption had no impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 became effective for us on January 1, 2007 and the adoption had no impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 will become effective for us beginning January 1, 2008. We are evaluating this Statement and have not yet decided whether we will or will not adopt it.

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, Asset-backed CP, whole loan financing facilities, and other collateralized financings that we may establish in the future. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 46 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes approximately 298 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and as of March 31, 2007, we had 411 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in 49 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

In 2006, we began acquiring and originating Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of March 31, 2007, we held $2.0 billion of Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions and Purchased Securitized Loans. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of March 31, 2007, accumulated deferred interest was $60.7 million. The number of delinquencies related to Pay Option ARMs is greater than those related to Traditional and Hybrid ARMs, but we believe the risk of greater delinquencies is offset by higher yields. Our Pay Option ARMs had an average original effective loan-to-value ratio of 68% and an average original FICO score of 721 at March 31, 2007.

Through the second quarter of 2006, our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years was limited to no more than 50% of our total assets. In July 2006, the Board of Directors removed this limitation in response to consumer preference for longer-term Hybrid ARM products in the current interest rate environment. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of March 31, 2007, we did not hold any fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM Loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale lending, (iii) direct retail lending and (iv) bulk acquisitions. Correspondent lending involves originating individual loans that we generally re-underwrite from lending partners which we have approved and which originate and close the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. Wholesale loan originations are loans which we underwrite and close that are sourced from approved mortgage brokerage firms. Direct retail loan originations are loans that we originate directly to consumers via the internet or by telephone. Bulk acquisitions involve acquiring pools of whole loans which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers pay fees to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. During the first quarter of 2007, we modified 274 loans with balances totaling $175.1 million. At March 31, 2007, the pipeline of loans to be modified totaled $95.9 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers can take out equity from their homes on a streamlined basis.

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

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We have established lines of credit and collateralized financing agreements with 21 different financial institutions.

We enter into three types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements, fixed-rate Reverse Repurchase Agreements and structured Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from one to twelve months. Our structured Reverse Repurchase Agreements incorporate elements of both the variable rate term and the fixed-rate Reverse Repurchase Agreements, usually have a call feature, and have original maturities ranging from five to seven years. The interest rates on these variable rate term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate Reverse Repurchase Agreements have original maturities within one month. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. See further discussion of capital utilization and leverage beginning on page 46 and the calculation of our Adjusted Equity-to-Assets Ratio on page 47.

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

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of our Swap Agreements and all of our Cap Agreements decline such that they are expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments. As of March 31, 2007, our Hybrid ARM Hedging Instruments had a remaining average term to maturity of 3.8 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately negative 0.23 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At March 31, 2007, we held total assets of $55.2 billion, $53.6 billion of which consisted of ARM Assets. That compares to $52.7 billion in total assets and $51.5 billion of ARM Assets at December 31, 2006. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At March 31, 2007, 93.8% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at March 31, 2007 and December 31, 2006 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	March 31, 2007
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$3,072,636		10.4%	$141		0.0%	$3,072,777	5.7%
Non-agency ARM Assets:
AAA/Aaa rating	25,235,138		85.6	22,019,505	(1)	91.4	47,254,643	88.2
AA/Aa rating	723,559		2.4	38,099	(1)	0.2	761,658	1.4

Total non-agency ARM Assets	25,958,697		88.0	22,057,604		91.6	48,016,301	89.6

Total High Quality	29,031,333		98.4	22,057,745		91.6	51,089,078	95.3

Other Investments
Non-agency ARM Assets:
A rating	259,706		0.9	27,433		0.1	287,139	0.5
BBB/Baa rating	144,713		0.5	18,376		0.0	163,089	0.3
BB/Ba rating and below	55,697	(2)	0.2	139,078	(1)	0.6	194,775	0.4
ARM Loans pending securitization	—		0.0	1,864,992		7.7	1,864,992	3.5

Total Other Investments	460,116		1.6	2,049,879		8.4	2,509,995	4.7

Allowance for loan losses	—		0.0	(14,764)		0.0	(14,764)	(0.0)

Total ARM portfolio	$29,491,449		100.0%	$24,092,860		100.0%	$53,584,309	100.0%

(1)

As of March 31, 2007, the Investment Grade classes of ARM Loans Collateralizing Debt have been credit-enhanced through overcollateralization and subordination in the amount of $131.1 million, which is included in the BB/Ba Rating and Below category.

(2)

As of March 31, 2007, we had total non-accretable discounts of $15.1 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

As of March 31, 2007, 36 of the 38,035 loans in our $24.1 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $25.7 million. At March 31, 2007, we had seven real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $1.7 million. We believe that our current allowance for loan losses is adequate to cover estimated losses from these loans as well as losses inherent in the ARM Loan portfolio at March 31, 2007.

At March 31, 2007, our Purchased Securitized Loans totaled $6.5 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2007, 63 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $66.8 million. We believe the losses inherent in our Purchased Securitized Loan portfolio at March 31, 2007 are appropriately reflected in the fair value of these assets.

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of March 31, 2007, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $24.1 billion, consisting of TMHL originations of $16.2 billion and bulk acquisitions of $7.9 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$656,762	$14,000,000	$25,000
Unpaid principal balance	$636,788	$14,000,000	$31
Coupon rate on loans	5.86%	9.63%	1.00%
Pass-through rate	5.58%	9.38%	0.75%
Pass-through margin	1.69%	4.42%	0.26%
Lifetime cap	10.95%	18.00%	6.00%
Original term (months)	361	480	120
Remaining term (months)	340	480	75

Geographic distribution (top 5 states):		Property type:
California	30.3%	Single-family	78.4%
New York	10.0	Condominium	16.9
Colorado	8.7	Other residential	4.7
Florida	7.3
Georgia	5.8	ARM Loan type:
		Traditional ARM loans	4.4%
Occupancy status:		Hybrid ARM loans	95.6
Owner occupied	71.1%
Second home	17.8	ARM interest rate caps:
Investor	11.1	Initial cap on Hybrid ARM loans:
		3.00% or less	6.4%
Documentation type:		3.01%-4.00%	6.4
Full	89.5%	4.01%-5.00%	74.5
Stated income/no ratio	10.5	5.01%-6.00%	8.5

Loan purpose:		Periodic cap on ARM Loans:
Purchase	50.3%	None	2.1%
Cash out refinance	29.6	1.00% or less	1.3
Rate & term refinance	20.1	Over 1.00%	0.8

Unpaid principal balance:		Percent of interest-only loan balances:	93.6%
$417,000 or less	17.5%
$417,001 to $650,000	16.4	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.7
$1,000,001 to $2,000,000	30.4	FICO scores:
$2,000,001 to $3,000,000	7.6	801 and over	5.0%
Over $3,000,000	8.4	751 to 800	45.3
		701 to 750	31.7
Original effective loan-to-value:		651 to 700	16.0
80.01% and over	1.0%	650 or less	2.0
70.01%-80.00%	45.7
60.01%-70.00%	24.6	Weighted average FICO score:	744
50.01%-60.00%	13.6
50.00% or less	15.1	Weighted average effective original loan-to-value:	66.3%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$628,057	$10,016,162	$13,190
Unpaid principal balance	$615,651	$10,159,392	$536
Coupon rate on loans	6.20%	9.13%	2.75%
Pass-through rate	5.89%	8.72%	2.42%
Pass-through margin	2.29%	4.89%	0.54%
Lifetime cap	10.73%	15.13%	7.25%
Original term (months)	360	480	170
Remaining term (months)	345	476	50

Geographic distribution (top 5 states):		Property type:
California	44.3%	Single-family	83.7%
New York	7.2	Condominium	15.2
Florida	7.1	Other residential	1.1
New Jersey	4.5
Virginia	3.6	ARM Loan type:
		Traditional ARM loans	17.8%
Occupancy status:		Hybrid ARM loans	82.2
Owner occupied	88.4%
Second home	9.1	ARM interest rate caps:
Investor	2.5	Initial cap on Hybrid ARM loans:
		3.00% or less	2.6%
Documentation type:		3.01%-4.00%	0.0
Full	56.9%	4.01%-5.00%	76.4
Stated income/no ratio	43.1	5.01%-6.00%	3.2
Loan purpose:		Periodic cap on ARM Loans:
Purchase	51.9%	None	17.7%
Cash out refinance	19.8	1.00% or less	0.0
Rate & term refinance	28.3	Over 1.00%	0.1
Unpaid principal balance:		Percent of interest-only loan balances:	68.2%
$417,000 or less	13.2%
$417,001 to $650,000	35.8	Weighted average length of remaining interest-only period:	8.9 years
$650,001 to $1,000,000	23.9
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	6.0	801 and over	4.2%
Over $3,000,000	7.6	751 to 800	42.3
		701 to 750	35.6
Original effective loan-to-value:		651 to 700	16.8
80.01% and over	0.8%	650 or less	1.1
70.01%-80.00%	48.0
60.01%-70.00%	27.0	Weighted average FICO score:	742
50.01%-60.00%	13.1
50.00% or less	11.1	Weighted average effective original loan-to-value:	67.9%

As of March 31, 2007 and December 31, 2006, we serviced $12.9 billion and $12.0 billion of our loans, respectively, and had 21,273 and 20,637 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	March 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$3,844,484	7.2%	$2,029,809	3.9%
Six-month LIBOR	1,726,625	3.2	1,222,463	2.4
MTA	1,194,048	2.2	1,965,885	3.8
Other	1,097,601	2.0	1,495,772	2.9

	7,862,758	14.6	6,713,929	13.0

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	9,315,245	17.4	9,024,562	17.5
Over 3 years – 5 years	9,198,169	17.2	9,260,351	18.0
Over 5 years	27,222,901	50.8	26,548,021	51.5

	45,736,315	85.4	44,832,934	87.0
Allowance for loan losses	(14,764)	(0.0)	(13,908)	(0.0)

	$53,584,309	100.0%	$51,532,955	100.0%

The ARM portfolio had a weighted average coupon of 5.52% at March 31, 2007. This consisted of a weighted average coupon of 5.27% on the Hybrid ARM Assets and a weighted average coupon of 6.38% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.74%, based upon the composition of the portfolio and the applicable indices at March 31, 2007. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.36%, also based upon the composition of the portfolio and the applicable indices at that time.

As of December 31, 2006, the ARM portfolio had a weighted average coupon of 5.48%. This consisted of a weighted average coupon of 5.34% on the Hybrid ARM Assets and a weighted average coupon of 7.13% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.47%, based upon the composition of the portfolio and the applicable indices at December 31, 2006. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.06%, also based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2007, the current yield of the ARM Assets portfolio was 5.45% up from 5.29% as of December 31, 2006. The increase in the yield of 16 BPs as of March 31, 2007, compared to December 31, 2006, is primarily due to a 10 BP increase as a result of lower net premium amortization due to lower prepayments and a 6 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 85.4% of the total ARM portfolio, or $45.7 billion at March 31, 2007, compared to 87.0%, or $44.8 billion as of December 31, 2006. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. As of March 31, 2007, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately negative 0.23 years while the Net Effective Duration applicable to the ARM portfolio was approximately negative 0.18 years.

As of March 31, 2007 and December 31, 2006, we were counterparty to Swap Agreements having an aggregate notional balance of $41.3 billion and $34.8 billion, respectively. As of March 31, 2007, our Swap Agreements had a weighted average maturity of 3.8 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.72% and 4.51% at March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007, we had entered into delayed Swap Agreements with notional balances totaling $7.9 billion that will become effective between April 2007 and June 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at March 31, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.31% at March 31, 2007. The net unrealized gain on Swap Agreements at March 31, 2007 of $52.8 million, which was recorded in OCI, included Swap Agreements with gross unrealized gains of $201.1 million and gross unrealized losses of $148.3 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. In the twelve month period following March 31, 2007, $115.7 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of March 31, 2007 and December, 31, 2006, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $749.4 million and $934.2 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at March 31, 2007 and December, 31, 2006 was $8.9 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The net unrealized losses on Cap Agreements of $6.8 million and $6.5 million as of March 31, 2007 and December 31, 2006, respectively, are included in OCI. In the twelve month period following March 31, 2007, a $1.5 million loss is expected to be realized as a component of net interest income. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our Collateralized Mortgage Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.17%. The Cap Agreements had an average maturity of 3.8 years as of March 31, 2007 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of March 31, 2007 and the balance of these same Hybrid ARM Hedging Instruments as of March 31 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of March 31,
	2007	2008	2009	2010	2011	2012
Swap Agreements:
Balance-guaranteed (1) (3)	$1,166,414	$796,172	$304,177	$130,410	$73,872	$42,659
Other (2)	40,122,853	31,921,401	19,068,162	8,894,028	5,051,373	2,799,399

	41,289,267	32,717,573	19,372,339	9,024,438	5,125,245	2,842,058

Cap Agreements (1) (3)	749,423	518,561	414,849	231,260	185,008	179,070

	$42,038,690	$33,236,134	$19,787,188	$9,255,698	$5,310,253	$3,021,128

(1)

These Swap Agreements and Cap Agreements have been entered into in connection with our Collateralized Mortgage Debt transactions. The notional balances of these agreements are guaranteed to match the balance of the Hybrid ARM collateral in the respective Collateralized Mortgage Debt transactions, subject to a maximum notional balance over the term of those agreements. The notional balances presented in the table above for these balance-guaranteed agreements represent forward-looking statements which are calculated based on a CPR assumption of 20%. The actual balances will likely be different based on the actual prepayment performance of the applicable Hybrid ARM collateral. The final maturity of these agreements is 2017.

(2)

These Hedging Instruments have a pre-determined schedule of notional balances over the term of the respective instruments, based on the expected decline in the balance of our short-term borrowings used to finance our Hybrid ARM portfolio. The final maturity of these agreements is 2017.

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of March 31, 2007 and as of March 31 for each of the following five years (in thousands):

	As of March 31,
	2007	2008	2009	2010	2011	2012
Swap Agreements	$1,166,414	$792,005	$309,934	$135,637	$79,462	$47,031
Cap Agreements	749,423	526,085	574,687	255,092	253,736	213,928

	$1,915,837	$1,318,090	$884,621	$390,729	$333,198	$260,959

The fair value of the Pipeline Hedging Instruments at March 31, 2007 and December 31, 2006 was a net unrealized loss of $180,000 and $849,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $1.3 billion and $349.0 million at March 31, 2007 and December 31, 2006, respectively. We recorded a net gain of $6.7 million on Derivatives during the quarter ended March 31, 2007. This gain consisted of a net gain of $6.7 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $820,000 on other Derivative transactions partially offset by a net loss of $795,000 on Pipeline Hedging Instruments. We recorded a net gain of $6.5 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $3.1 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net gain on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions

During the quarter ended March 31, 2007, we purchased $3.7 million of Purchased ARM Assets, 100% of which were High Quality assets and we purchased or originated $1.8 billion of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during the first quarter of 2007, 81.2% were Hybrid ARM Assets and 18.8% were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	For the three months ended
	March 31, 2007		March 31, 2006
ARM securities:
Agency Securities	$2,323,709	41.7%	$—	0.0%
High Quality, privately issued	1,414,036	25.4	2,756,486	48.9
Other privately issued	—	0.0	72,804	1.3

	3,737,745	67.1	2,829,290	50.2

ARM loans:
Bulk acquisitions	107,307	1.9	1,361,506	24.2
Correspondent originations	1,467,861	26.4	1,376,553	24.4
Wholesale origination	228,860	4.1	—	0.0
Direct retail originations	28,288	0.5	65,190	1.2

	1,832,316	32.9	2,803,249	49.8

Total acquisitions	$5,570,061	100.0%	$5,632,539	100.0%

As of March 31, 2007, we had commitments to purchase $810.2 million of ARM Loans. At March 31, 2007, we used a 28.5% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended March 31, 2007, we securitized $1.5 billion of our ARM Loans into one Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM Loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $54.6 million of the resulting securities for our ARM Loan portfolio and financed $1.4 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of March 31, 2007 and December 31, 2006, we held $19.6 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of March 31, 2007 and December 31, 2006, we held $2.7 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended March 31, 2007, our mortgage assets paid down at an approximate average CPR of 15%, compared to 14% for the quarter ended December 31, 2006 and 15% for the quarter ended March 31, 2006. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At March 31, 2007, we had unencumbered assets of $1.1 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.2 billion at December 31, 2006. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the quarter ended March 31, 2007 consisted of Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM Assets. The Reverse Repurchase Agreement market is approximately a $4 trillion market, the Asset-backed CP market is approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market is approximately a $10 trillion market, all of which have been readily available sources of financing for mortgage assets, particularly those rated AA or better. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into Reverse Repurchase Agreements with 21 different financial institutions and had borrowed funds from all of these firms as of March 31, 2007. At March 31, 2007, we had $21.9 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate of 5.27% and a weighted average remaining term to maturity of 11.9 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of March 31, 2007, we had $9.2 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.33% and a weighted average remaining maturity of 40 days.

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

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The table below sets forth the amount of Collateralized Mortgage Debt outstanding as of March 31, 2007 (dollar amounts in thousands):

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$840,049	5.66%
Floating-rate financing with Cap Agreements (2)	11,245,511	5.66%
Fixed-rate financing (3)	7,083,550	5.29%

Total	$19,169,110	5.53%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $11.2 billion as of March 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.2 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $5.0 billion and fixed-rate financing of $890.0 million as of March 31, 2007.

As of March 31, 2007, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.6 billion. The debt matures between 2033 and 2047 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

As of March 31, 2007, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between June 2007 and April 2008. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of March 31, 2007, we had $1.4 billion borrowed against these whole loan financing facilities at an effective cost of 5.88%.

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

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 8.3 months as of March 31, 2007), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amount in thousands):

	March 31, 2007	December 31, 2006
Assets	$55,152,837	$52,705,052
Adjustments:
Net unrealized loss on Purchased ARM Assets	418,382	464,109
Net unrealized gain on Hedging Instruments	(165,686)	(258,044)
ARM Loans Collateralizing Debt	(19,569,755)	(19,072,563)
Cap Agreements	(107,233)	(112,468)

Adjusted assets	$35,728,545	$33,726,086

Shareholders’ equity	$2,411,931	$2,377,072
Adjustments:
Accumulated other comprehensive loss	411,576	312,048
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	19,169,110	18,704,460
ARM Loans Collateralizing Debt	(19,569,755)	(19,072,563)
Cap Agreements	(107,233)	(112,468)

	(507,878)	(480,571)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000

Adjusted shareholders’ equity	$2,860,629	$2,753,549

Adjusted Equity-to-Assets Ratio	8.01%	8.16%

GAAP equity-to-assets ratio	4.37%	4.51%

Ratio of historical equity-to-historical assets	5.22%	5.07%

Ratio of long-term equity-to-historical assets	6.08%	6.11%

Total risk-based capital /risk-weighted assets	17.57%	18.09%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $30.1 billion instead of the $55.2 billion of assets owned as of March 31, 2007. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

Equity Transactions

During the three-month period ended March 31, 2007, we issued 1,410,000 shares of Common Stock and 736,800 shares of Series C Preferred Stock through at-market transactions under a controlled equity offering program and received net proceeds of $35.9 million and $18.1 million, respectively.

During the three-month period ended March 31, 2007, we issued 395,400 shares of Common Stock under the DRSPP and received net proceeds of $10.2 million.

Off-Balance Sheet Commitments

As of March 31, 2007, we had commitments to purchase or originate the following amounts of ARM Assets, net of fallout (in thousands):

ARM loans – correspondent originations	$697,424
ARM loans – wholesale originations	93,031
ARM loans – direct originations	19,774

$810,229

Contractual Obligations

As of March 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$21,904,414	$18,693,413	$—	$2,246,001	$965,000
Asset-backed CP	9,221,300	9,221,300	—	—	—
Collateralized Mortgage Debt (1)	19,169,110	28,856	77,580	114,121	18,948,553
Whole loan financing facilities	1,416,600	1,416,600	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$52,256,424	$29,360,169	$77,580	$2,360,122	$20,458,553

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

Results of Operations For the Three Months Ended March 31, 2007

For the quarter ended March 31, 2007, our net income was $75.0 million, or $0.62 EPS, based on weighted average shares of Common Stock outstanding of 114,077,000. That compares to $72.4 million, or $0.66 EPS for the quarter ended March 31, 2006, based on weighted average shares of Common Stock outstanding of 106,243,000, a 6.1% decrease in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Mar 31, 2005	17.91%	0.74%	1.01%	2.16%	(0.54)%	0.02%	14.52%
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.29%	1.31%	1.07%	1.67%	(1.06)%	0.43%	12.88%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.92%	1.58%	1.24%	1.54%	(1.44)%	0.90%	13.10%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE increased in the first quarter of 2007 compared to the same period in 2006 primarily as a result of growing our balance sheet and better utilizing our existing capital base, as well as by the decrease in premium amortization as rising interest rates on our ARM Assets increased the expected yield on our portfolio. This ROE increase was partially offset by increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings as a result of slowing prepayments, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost.

The following table presents the components of our net interest income for the quarters ended March 31, 2007 and 2006:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended March 31,
	2007	2006
Coupon interest income on ARM assets	$728,417	$543,847
Amortization of net premium	(7,917)	(20,690)
Cash and cash equivalents	3,558	599

Interest income	724,058	523,756

Reverse Repurchase Agreements and Asset-backed CP	414,610	331,273
Collateralized Mortgage Debt	264,386	140,174
Whole loan financing facilities	19,957	11,052
Senior Notes	6,133	6,133
Subordinated Notes	4,540	3,558
Hedging Instruments	(76,248)	(57,055)

Interest expense	633,378	435,135

Net interest income	$90,680	$88,621

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended March 31,
	2007			2006
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$53,052,087	5.43%	$720,500	$42,747,781	4.89%	$523,157
Cash and cash equivalents	304,410	4.68	3,558	60,620	3.95	599

	53,356,497	5.43	724,058	42,808,401	4.89	523,756

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	30,749,076	5.39	414,610	28,548,208	4.64	331,273
Plus: (Benefit) cost of Hedging Instruments (2)		(0.84)	(65,175)		(0.78)	(55,811)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.55	349,435		3.86	275,462

Collaterized Mortgage Debt	18,799,367	5.63	264,386	11,349,208	4.94	140,174
Plus: (Benefit) cost of Hedging Instruments (2)		(0.24)	(11,073)		(0.04)	(1,244)

Hedged Collaterized Mortgage Debt		5.39	253,313		4.90	138,930

Whole loan financing facilities	1,344,319	5.94	19,957	808,316	5.47	11,052
Senior and Subordinated Notes	545,000	7.83	10,673	496,075	7.81	9,691

	51,437,762	4.93	633,378	41,201,807	4.22	435,135

Net interest-earning assets and spread	$1,918,735	0.50%	$90,680	$1,606,594	0.67%	$88,621

Portfolio Margin (3)		0.68%			0.83%

(1)	Effective rate includes impact of amortizing ARM assets net premium.
(2)

Includes Swap Agreements with notional balances of $41.3 billion and $33.2 billion as of March 31, 2007 and 2006, respectively, and Cap Agreements with net notional balances of $749.4 million and $898.6 million as of March 31, 2007 and 2006, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended March 31, 2007 versus 2006
	Rate	Volume	Total
Interest Income:
ARM assets	$57,839	$139,504	$197,343
Cash and cash equivalents	110	2,849	2,959

	57,949	142,353	200,302

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	48,962	25,011	73,973
Collaterized Mortgage Debt	13,996	100,387	114,383
Whole loan financing facilities	948	7,957	8,905
Senior and Subordinated Notes	24	958	982

	63,930	134,313	198,243

Net interest income	$(5,981)	$8,040	$2,059

Net interest income increased $2.1 million in the first quarter of 2007, from the same quarter of the prior year. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first quarter of 2007 compared to the same period of 2006 increased net interest income in the amount of $8.0 million. The average balance of our interest-earning assets was $53.4 billion during the quarter ended March 31, 2007, compared to $42.8 billion during the same period of 2006 — an increase of 24.6%. As a result of the yield on our interest-earning assets increasing to 5.43% during the first quarter of 2007 from 4.89% during the same quarter of 2006, an increase of 54 BPs, and our cost of funds increasing to 4.93% from 4.22% during the same period, an increase of 71 BPs, there was a net unfavorable rate variance of $6.0 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Mar 31, 2005	$29,414	4.55%	0.36%	4.19%	3.25%	0.94%	1.13%
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.2165%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Mar 31, 2005	0.32%	0.07%	(0.01)%	0.36%
Jun 30, 2005	0.35%	0.06%	(0.05)%	0.36%
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

As of March 31, 2007, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 45.0% of our portfolio of ARM Assets or $24.1 billion. During the first quarters of 2007 and 2006, we recorded loan loss provisions totaling $856,000 and $500,000, respectively, to reserve for estimated credit losses on ARM Loans.

At March 31, 2007 and December 31, 2006, our Purchased Securitized Loans totaled $6.5 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2007, 63 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $66.8 million. Activity in non-accretable discounts for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$15,087	$11,551
Increase for securities purchased	—	3,975
Increase for expected future losses	—	214
Realized losses	(9)	(389)
Reclassifications to accretable discount	—	(100)

Balance at end of period	$15,078	$15,251

We recorded a net gain of $6.7 million on Derivatives during the first quarter of 2007, which consisted of a net gain of $6.7 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $820,000 on other Derivative transactions partially offset by a net loss of $795,000 on Pipeline Hedging Instruments. We recorded a net gain of $6.5 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $8.4 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions, partially offset by a $3.1 million net loss on commitments to purchase loans from correspondent lenders and bulk sellers.

We realized a gain of $1.8 million on the sale of $1.3 billion of Purchased ARM Assets during the first quarter of 2007. We recorded an impairment charge to recognize our estimate of additional future losses inherent in our Purchased Securitized Loan portfolio and realized a loss of $214,000 on ARM Assets during the same period in 2006.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Mar 31, 2005	0.06%	0.14%	0.08%	0.28%
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%

The most significant increases to our operating expenses for the quarter ended March 31, 2007 compared to March 31, 2006 were the $821,000 increase in base management fees paid to the Manager and the $727,000 increase in expenses related to expanded operations of TMHL partially offset by the $791,000 decrease in the expenses associated with our long-term incentive awards. Our ROE prior to the effect of the performance-based fee of $8.3 million for the first quarter of 2007 was 14.64%, whereas the threshold used to determine the amount of the performance-based fee, the average Ten Year U.S. Treasury Rate plus 1%, was 5.68%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the quarter ended March 31, 2007, which includes the effect of the performance-based fee of $8.3 million, was 13.10%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2007. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of March 31, 2007.

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

Net Portfolio Effective Duration

March 31, 2007

	Base Case		Parallel -100 BPs		Parallel +100 BPs		Parallel -200 BPs		Parallel +200 BPs
Assets:
Traditional ARMs	0.62	Years	0.42	Years	1.00	Years	0.39	Years	1.30	Years
Hybrid ARMs	1.69		1.18		2.15		0.95		2.42

Total ARM Assets	1.54		1.08		1.99		0.88		2.27

Borrowings and hedges	(1.96)		(2.03)		(1.88)		(2.08)		(1.84)

Net Effective Duration	(0.18	)Years	(0.45	)Years	0.0	8 Years	(0.58	)Years	0.24	Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.8, 2.5 and 1.7 years respectively.

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

Our earnings model base case at March 31, 2007 reflects the current inverted yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in prepayment speeds as interest rates change, was 7.89%, 9.44%, 0.68% and 0.00%, respectively, of projected net income for the twelve months ended March 31, 2008. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed other than what was assumed in the model, and changes in other market conditions and management strategies to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended March 31
	2007	2006
REIT Taxable income per share	$0.64	$0.70
Payments under long-term incentive plan	—	0.02
Taxable REIT subsidiary (loss) income	(0.02)	(0.02)
Hedging Instruments, net	0.02	(0.02)
Provision for credit losses	(0.01)	—
Long-term incentive plan expense	(0.02)	(0.02)
Other	0.01	—

GAAP EPS	$0.62	$0.66

We estimate that our undistributed taxable income as of March 31, 2007, after deducting the estimated first quarter dividend declared on April 19, 2007, was $12.4 million, or $0.11 per share, based on estimated outstanding common shares of 115,833,000 as of the first quarter dividend record date.

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. The Code also requires that we meet a defined 75% source of income test and a 95% source of income test. As of March 31, 2007, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of March 31, 2007, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended March 31, 2007, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At March 31, 2007, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our 2006 Annual Report on Form 10-K.

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

THORNBURG MORTGAGE, INC. (Registrant)

Dated: May 9, 2007	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2007	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer (authorized officer of registrant)

Dated: May 9, 2007	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of President and Chief Operating Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

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

“EPS” means basic earnings per share calculated by dividing net income available to common shareholders by the average common shares outstanding during the period. We had no outstanding Common Stock equivalents during 2007 or 2006.

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

“TMFI” means Thornburg Mortgage Funding, Inc., a wholly-owned subsidiary of TMA.

“TMHL” means Thornburg Mortgage Home Loans, Inc., a wholly-owned mortgage loan origination and acquisition taxable REIT subsidiary of TMA.

“TMHS” means Thornburg Mortgage Hedging Strategies, Inc., a wholly-owned taxable REIT subsidiary of TMA.

“Traditional ARMs” or “Traditional ARM Assets” means ARM Loans and Purchased ARM Assets that have interest rates that reprice in a year or less.