Form 10-Q
period 2007-06-30
THORNBURG MORTGAGE INC
filed 2007-08-08
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Common Stock ($.01 par value) 122,858,409 as of August 8, 2007

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollar amounts in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$25,611,774	$21,504,372
Purchased Securitized Loans, net	6,149,817	6,806,944

Purchased ARM Assets	31,761,591	28,311,316

ARM Loans:
Securitized ARM Loans, net	2,579,646	2,765,749
ARM Loans Collateralizing Debt, net	19,676,428	19,072,563
ARM loans held for securitization, net	2,417,295	1,383,327

ARM Loans	24,673,369	23,221,639

ARM Assets	56,434,960	51,532,955
Cash and cash equivalents	14,533	55,159
Restricted cash and cash equivalents	43,308	206,875
Hedging Instruments	463,993	370,512
Accrued interest receivable	361,595	328,206
Other assets	188,981	211,345

	$57,507,370	$52,705,052

LIABILITIES
Reverse Repurchase Agreements	$24,728,685	$20,706,587
Asset-backed CP	8,201,965	8,906,300
Collateralized Mortgage Debt	19,255,819	18,704,460
Whole loan financing facilities	1,700,567	947,905
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000
Hedging Instruments	91,301	161,615
Payable for securities purchased	—	5,502
Accrued interest payable	186,291	171,852
Dividends payable	4,544	80,442
Accrued expenses and other liabilities	87,461	98,317

	54,801,633	50,327,980

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share;
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125 and $133,340, respectively; 7,230,000 shares authorized, 6,525,000 and 5,334,000 shares issued and outstanding, respectively	157,958	128,768
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	96,303	96,200
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $73,906 and $0, respectively; 6,163,000 and 0 shares authorized, respectively; 2,956,000 and 0 shares issued and outstanding, respectively	71,178	—
Common Stock: par value $0.01 per share;
481,586,000 and 487,748,000 shares authorized, respectively; 122,814,000 and 113,775,000 shares issued and outstanding, respectively	1,228	1,138
Additional paid-in-capital	2,712,419	2,477,171
Accumulated other comprehensive loss	(388,328)	(312,048)
Retained earnings (accumulated deficit)	54,979	(14,157)

	2,705,737	2,377,072

	$57,507,370	$52,705,052

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income from ARM Assets and cash equivalents	$757,516	$579,542	$1,481,574	$1,103,298
Interest expense on borrowed funds	(655,253)	(499,302)	(1,288,631)	(934,437)

Net interest income	102,263	80,240	192,943	168,861

Servicing income, net	4,264	3,522	8,164	7,640
Mortgage services income, net	625	—	719	—
Gain (loss) on ARM Assets, net	308	(65)	2,156	(279)
Gain on Derivatives, net	1,586	9,135	8,276	15,617

Net non-interest income	6,783	12,592	19,315	22,978

Provision for credit losses	(1,376)	(505)	(2,232)	(1,005)
Management fee	(6,963)	(6,037)	(13,587)	(11,840)
Performance fee	(9,470)	(7,165)	(17,742)	(16,228)
Long-term incentive awards	(2,744)	(3,203)	(6,187)	(6,523)
Other operating expenses	(5,094)	(6,272)	(14,114)	(14,172)

NET INCOME	$83,399	$69,650	$158,396	$142,071

Net income	$83,399	$69,650	$158,396	$142,071
Dividends on Preferred Stock	(5,318)	(2,422)	(10,154)	(4,772)

Net income available to common shareholders	$78,081	$67,228	$148,242	$137,299

Basic earnings per common share:
Net income	$0.66	$0.61	$1.27	$1.26

Average number of common shares outstanding	119,007	110,992	116,556	108,618

Diluted earnings per common share:
Net income	$0.66	$0.61	$1.27	$1.26

Average number of common shares outstanding	119,292	110,992	116,699	108,618

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$83,399	$69,650	$158,396	$142,071
Other comprehensive income (loss):
Unrealized losses on securities:
Net unrealized losses arising during the period	(284,742)	(121,017)	(237,167)	(276,236)
Reclassification adjustment for net gains included in income	(308)	—	(2,156)	—

Net change in unrealized losses on securities	(285,050)	(121,017)	(239,323)	(276,236)

Unrealized gains on Hedging Instruments:
Net unrealized gains arising during the period	371,520	199,345	299,524	429,183
Reclassification adjustment for net gains included in income	(63,222)	(75,126)	(136,481)	(128,890)

Net change in unrealized gains on Hedging Instruments	308,298	124,219	163,043	300,293

Other comprehensive income (loss)	23,248	3,202	(76,280)	24,057

Total comprehensive income	$106,647	$72,852	$82,116	$166,128

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2007 and 2006

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					142,071	142,071
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(276,236)		(276,236)
Hedging Instruments:
Fair value adjustment				300,293		300,293
Issuance of Common Stock		82	223,540			223,622
Issuance of Series C Preferred Stock	6,381					6,381
Dividends declared on Series C Preferred Stock - $1.00 per share					(4,813)	(4,813)
Dividends declared on Common Stock - $0.68 per share					(76,082)	(76,082)

Balance, June 30, 2006	$117,916	$1,130	$2,458,975	$(123,460)	$67,761	$2,522,322

Balance, December 31, 2006	$224,968	$1,138	$2,477,171	$(312,048)	$(14,157)	$2,377,072
Comprehensive income:
Net income					158,396	158,396
Other comprehensive income:
Available-for-sale assets:
Fair value adjustment				(239,323)		(239,323)
Hedging Instruments:
Fair value adjustment				163,043		163,043
Issuance of Common Stock		90	235,248			235,338
Issuance of Preferred Stock	100,471					100,471
Dividends declared on Preferred Stock:
Series C - $1.00 per share					(6,020)	(6,020)
Series D - $0.98 per share					(3,959)	(3,959)
Series E - $0.06 per share					(175)	(175)
Dividends declared on Common Stock - $0.68 per share					(79,106)	(79,106)

Balance, June 30, 2007	$325,439	$1,228	$2,712,419	$(388,328)	$54,979	$2,705,737

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating activities:
Net income	$83,399	$69,650	$158,396	$142,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion)	(5,330)	25,751	5,691	50,258
(Gain) loss on ARM Assets, net	(308)	65	(2,156)	279
Gain on Derivatives, net	(1,586)	(9,135)	(8,276)	(15,617)
Provision for credit losses	1,376	505	2,232	1,005
Non-cash interest income	(17,603)	—	(36,308)	—
Change in assets and liabilities:
Accrued interest receivable	(14,153)	(33,272)	(33,389)	(70,793)
Other assets	(3,323)	10,506	21,915	(28,907)
Accrued interest payable	8,721	13,395	14,439	39,873
Accrued expenses and other liabilities	(4,223)	16,970	(10,856)	19,693

Net cash provided by operating activities	46,970	94,435	111,688	137,862

Investing activities:
ARM securities:
Purchases	(4,414,414)	(3,130,162)	(8,238,653)	(5,026,409)
Proceeds on sales	804,439	—	1,653,243	—
Principal payments	1,274,881	1,095,640	2,321,980	2,005,288
Purchased Securitized Loans:
Purchases	—	—	—	(933,043)
Principal payments	295,668	257,119	600,172	502,288
Securitized ARM loans:
Principal payments	41,343	40,166	122,464	102,193
ARM Loans Collateralizing Debt:
Principal payments	1,087,153	568,990	1,934,684	1,051,635
ARM loans held for securitization:
Purchases and originations	(1,739,727)	(2,682,256)	(3,572,043)	(5,485,505)
Principal payments	27,078	23,220	67,690	26,363

Net cash used in investing activities	(2,623,579)	(3,827,283)	(5,110,463)	(7,757,190)

Financing activities:
Net borrowings from Reverse Repurchase Agreements	2,824,271	114,667	4,022,098	269,340
Net (paydowns) borrowings from Asset-backed CP	(1,019,335)	1,290,000	(704,335)	2,607,000
Collaterized Mortgage Debt borrowings	1,266,617	2,822,500	2,667,329	5,596,701
Collaterized Mortgage Debt paydowns	(1,179,908)	(651,439)	(2,115,970)	(1,126,627)
Net borrowings (paydowns) on whole loan financing facilities	283,967	(99,483)	752,662	11,030
Net proceeds from issuance of Subordinated Notes	—	—	—	50,000
Receipts on Eurodollar contracts	3,564	7,340	1,741	9,172
Proceeds from Common Stock issued, net	189,261	151,857	235,338	223,622
Proceeds from Preferred Stock issued, net	82,382	2,344	100,660	6,431
Dividends paid	(84,110)	(78,482)	(165,347)	(152,040)
Payment to purchase or terminate Hedging Instruments, net	(119)	(1,087)	406	(3,306)
Net increase (decrease) in restricted cash	147,396	(2,395)	163,567	12,811

Net cash provided by financing activities	2,513,986	3,555,822	4,958,149	7,504,134

Net decrease in cash and cash equivalents	(62,623)	(177,026)	(40,626)	(115,194)
Cash and cash equivalents at beginning of period	77,156	209,060	55,159	147,228

Cash and cash equivalents at end of period	$14,533	$32,034	$14,533	$32,034

See additional cash flow information in Note 2 and Note 4.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2006 Annual Report on Form 10-K.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 will become effective for the Company beginning January 1, 2008. The Company is evaluating this Statement and has not yet decided whether it will or will not adopt the fair value option.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset or a Securitized ARM Loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. For securities valued by management, the Company first looks to identify a security in its portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote. The objective is to use the third-party quote as the primary valuation indicator; however, if the Company is unable to identify a similar security in its portfolio, management looks to recent market transactions of similar securities or makes inquiries of broker-dealers that trade similar securities and uses the data obtained to calculate a market price based on a yield or spread target. At June 30, 2007, $6.2 billion, or 10.9% of ARM Assets were valued based on management’s estimates.

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

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT and believes it complies with the provisions of the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL, TMHL’s wholly owned subsidiary Adfitech, and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income taxes.

Income taxes are provided for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Subject to management’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

Income taxes for the quarters and six months ended June 30, 2007 and 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and sales for tax purposes, and TMHL’s net operating loss carryforward from 2004, 2005 and 2006. Management has established a valuation allowance against the net deferred tax assets at June 30, 2007 and December 31, 2006.

Earnings per share

Basic EPS amounts are computed by dividing net income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. The Company had no outstanding Common Stock equivalents during 2006.

Following is information about the computation of the EPS data for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands except per share data):

	Net Income	Shares	EPS
Three Months Ended June 30, 2007
Net Income	$83,399
Less Preferred Stock dividends	(5,318)

Basic EPS, income available to common shareholders	78,081	119,007	$0.66

Effect of dilutive securities:
Convertible Series E Preferred Stock	175	285

Diluted EPS	$78,256	119,292	$0.66

Three Months Ended June 30, 2006
Basic EPS and Diluted EPS, income available to common shareholders	$67,228	110,992	$0.61

Six Months Ended June 30, 2007
Net Income	158,396
Less Preferred Stock dividends	(10,154)

Basic EPS, income available to common shareholders	148,242	116,556	$1.27

Effect of dilutive securities:
Convertible Series E Preferred Stock	175	143

Diluted EPS	$148,417	116,699	$1.27

Six Months Ended June 30, 2006
Basic EPS and Diluted EPS, income available to common shareholders	$137,299	108,618	$1.26

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

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of June 30, 2007 and December 31, 2006 (in thousands):

June 30, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$25,863,659	$6,306,954	$2,574,307	$19,558,510	$2,394,491	$56,697,921
Net unamortized premium	243,351	58,373	12,291	126,408	24,609	465,032
Allowance for loan losses	—	—	(6,952)	(8,490)	(250)	(15,692)
Non-accretable discounts	—	(15,078)	—	—	—	(15,078)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,555)	(1,555)
Principal payment receivable	7,521	243	—	—	—	7,764

Amortized cost, net	26,114,531	6,350,492	2,579,646	19,676,428	2,417,295	57,138,392
Gross unrealized gains	4,660	8,075	2,009	17,224	426	32,394
Gross unrealized losses	(507,417)	(208,750)	(127,812)	(151,623)	(14,562)	(1,010,164)

Fair value	$25,611,774	$6,149,817	$2,453,843	$19,542,029	$2,403,159	$56,160,622

Carrying value	$25,611,774	$6,149,817	$2,579,646	$19,676,428	$2,417,295	$56,434,960

December 31, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

The Company realized a gain of $2.2 million on the sale of $1.7 billion of Purchased ARM Assets during the six months ended June 30, 2007. The Company did not sell any Purchased ARM Assets during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company did not record any impairment charges in its Purchased Securitized Loan portfolio. The Company recorded an impairment charge to recognize management’s estimate of additional future losses inherent in its Purchased Securitized Loan portfolio and realized a loss of $214,000 on ARM Assets during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, the Company realized losses of $0 and $65,000, respectively, on ARM securities.

During the six months ended June 30, 2007, the Company securitized $2.8 billion of ARM Loans into two Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. The Company retained $101.2 million of the resulting securities for its ARM Loan portfolio and financed $2.7 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of June 30, 2007 and December 31, 2006, the Company held $19.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of June 30, 2007 and December 31, 2006, the Company held $2.6 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the six months ended June 30, 2007, the Company did not acquire any Purchased Securitized Loans. At June 30, 2007 and December 31, 2006, the Company’s Purchased Securitized Loans totaled $6.1 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act because the Company retains 100% ownership interest in the underlying loans. Because the Company purchases all classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2007, 74 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $79.6 million. Activity in non-accretable discounts for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$15,087	$11,551
Increase for securities purchased	—	3,975
Increase for expected future losses	—	214
Realized losses	(9)	(389)
Reclassifications to accretable discount	—	(100)

Balance at end of period	$15,078	$15,251

At June 30, 2007, substantially all of our available-for-sale securities had contractual maturities in excess of ten years.

As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, the net unrealized loss of $464.1 million on Purchased ARM Assets at December 31, 2006, increased by $239.3 million to a net unrealized loss of $703.4 million during the six-month period ended June 30, 2007. The net unrealized gain of $152.1 million on Hedging Instruments at December 31, 2006, increased by $163.0 million to a net unrealized gain of $315.1 million during the six-month period ended June 30, 2007. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not typically sell its Purchased ARM Assets and therefore does not expect to realize these gross unrealized losses.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

June 30, 2007

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	7	$5,073	0.03%		0.01%
90 days or more	5	1,927	0.01		0.00
In bankruptcy and foreclosure	19	6,456	0.04		0.01

	31	13,456	0.08	(1)	0.02

Bulk Acquisitions
60 to 89 days	6	6,452	0.09		0.01
90 days or more	2	3,273	0.04		0.01
In bankruptcy and foreclosure	19	23,452	0.32		0.04

	27	33,177	0.45	(2)	0.06

	58	$46,633	0.19%		0.08%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	4	$4,591	0.03%		0.01%
90 days or more	0	—	0.00		0.00
In bankruptcy and foreclosure	12	6,843	0.04		0.01

	16	11,434	0.07	(1)	0.02

Bulk Acquisitions
60 to 89 days	1	318	0.00		0.00
90 days or more	1	386	0.00		0.00
In bankruptcy and foreclosure	9	8,723	0.11		0.02

	11	9,427	0.11	(2)	0.02

	27	$20,861	0.09%		0.04%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of June 30, 2007, the Company owned thirteen real estate properties as a result of foreclosing on delinquent loans in the amount of $4.3 million (not included in the table above.) The Company recorded $449,000 in charge-offs to reduce the carrying value of the real estate properties to their estimated net realizable value. During the six months ended June 30, 2006, the Company did not record any charge-offs. During the six months ended June 30, 2007 and 2006, the Company recorded loan loss provisions totaling $2.2 million and $1.0 million, respectively, to reserve for estimated credit losses on ARM Loans, bringing its total loan loss reserve to $15.7 million and $11.8 million, respectively. Further, the Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at June 30, 2007.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 86.3% and 84.8% of ARM Loans at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 3.1% of ARM Assets and accumulated deferred interest totaled $78.3 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $2.8 billion and $5.7 billion of ARM loans during the six months ended June 30, 2007 and 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $29.0 million, net of amortization of $3.0 million during the six months ended June 30, 2007, are included in other assets on the Consolidated Balance Sheets at June 30, 2007. MSRs of $33.1 million are included in other assets on the Consolidated Balance Sheets at December 31, 2006. During the six months ended June 30, 2007, the Company recorded an impairment charge of $1.1 million against the amortized cost of the MSRs in the Traditional ARM risk stratum. At June 30, 2007, the fair value of the MSRs of $41.8 million equaled or exceeded their cost basis in each risk stratum.

As of June 30, 2007, the Company had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans – correspondent originations	$654,337
ARM loans – wholesale originations	134,496
ARM loans – direct originations	42,641

$831,474

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of June 30, 2007 and December 31, 2006, the Company was counterparty to Hybrid ARM Hedging Instruments that consist of Swap Agreements having aggregate notional balances of $44.3 billion and $34.8 billion, respectively. As of June 30, 2007, these Swap Agreements had a weighted average maturity of 3.9 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.84% and 4.51% at June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007, the Company had entered into delayed Swap Agreements with notional balances totaling $4.7 billion that become effective between July 2007 and June 2009 and are also accounted for as cash flow hedges as of June 30, 2007. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at June 30, 2007 and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.28% at June 30, 2007.

The net unrealized gain on Swap Agreements at June 30, 2007 of $360.1 million included Swap Agreements with gross unrealized gains of $381.0 million and gross unrealized losses of $20.9 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. As of June 30, 2007, the net unrealized gain on Swap Agreements recorded in OCI totaled a net gain of $360.1 million. In the twelve month period following June 30, 2007 based on the current level of interest rates, $162.9 million of these net unrealized gains are expected to be realized through interest margin.

As of June 30, 2007 and December 31, 2006, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $708.7 million and $934.2 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at June 30, 2007 and December 31, 2006 was $8.2 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $4.9 million and $6.5 million as of June 30, 2007 and December 31, 2006, respectively, are included in OCI. In the twelve month period following June 30, 2007, $1.7 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.91%. The Cap Agreements had an average maturity of 3.6 years as of June 30, 2007 and will expire between 2008 and 2013.

In January 2007, the Company terminated a Swap Agreement with a notional balance of $2.0 billion. At June 30, 2007, the net unrealized loss recorded in OCI relating to all terminated Swap Agreements totaled $39.3 million. The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. During the six months ended June 30, 2007, the Company reclassified $1.8 million into income.

Interest expense for the three- and six-month periods ended June 30, 2007 includes net receipts on Hybrid ARM Hedging Instruments of $65.7 million and $142.0 million, respectively. Interest expense for the same periods in 2006 includes net receipts on Hybrid ARM Hedging Instruments of $78.2 million and $135.3 million, respectively.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company hedges these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain on Derivatives, net in the Consolidated Income Statements. The fair value of the Pipeline Hedging Instruments at June 30, 2007 and December 31, 2006 was a net unrealized loss of $4.4 million and $849,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $401.0 million and $349.0 million at June 30, 2007 and December 31, 2006, respectively.

The Company recorded a net gain of $8.3 million on Derivatives during the six months ended June 30, 2007. This gain consisted of a net gain of $7.0 million on Pipeline Hedging Instruments, a net gain of $959,000 on other Derivative transactions and a net gain of $329,000 on commitments to purchase loans from correspondent lenders and bulk sellers. The Company recorded a net gain of $15.6 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $16.0 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $1.6 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 21 different financial institutions and had borrowed funds from all of these firms as of June 30, 2007.

As of June 30, 2007, the Company had $24.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.26% and a weighted average remaining maturity of 15.5 months. As of December 31, 2006, the Company had $20.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.39% and a weighted average remaining maturity of 4.7 months. As of June 30, 2007, $17.5 billion of the Company’s borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from two to twelve months and $5.6 billion were structured Reverse Repurchase Agreements with original maturities that range from three to seven years. Generally, the counterparty has the right to call the structured Reverse Repurchase Agreements monthly after the first year beginning September 2007. The interest rates of these term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $25.8 billion, including accrued interest, collateralized the Reverse Repurchase Agreements at June 30, 2007.

At June 30, 2007, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$5,402,984
31 to 89 days	2,838,696
90 to 365 days	10,858,371
Greater than 365 days	5,628,634

$24,728,685

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of June 30, 2007 and December 31, 2006, the Company had $8.2 billion and $8.9 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.33% and 5.34%, respectively, and a weighted average remaining maturity of 36 days and 54 days, respectively.

As of June 30, 2007 and December 31, 2006, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $8.7 billion and $9.5 billion, respectively, including accrued interest.

Whole loan-collateralized CP

In the second quarter of 2007, the Company established a $3.5 billion Whole loan-collateralized CP facility which provides an additional way to finance ARM loans held for securitization and is expected to have a lower cost of funds than the Company’s current whole loan financing facilities. The Company may issue commercial paper collateralized by ARM loans held for securitization to investors in the form of secured liquidity notes that are recorded as borrowings on its Consolidated Balance Sheets. At June 30, 2007, no such notes had been issued, but the Company expects to utilize the facility prior to December 31, 2007.

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

The following tables present the Collateralized Mortgage Debt that was outstanding as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

June 30, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$534,285	5.66%
Capped floating-rate financing (2)	12,282,758	5.66%
Fixed-rate financing (3)	6,438,776	5.31%

Total	$19,255,819	5.54%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $12.3 billion as of June 30, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $1.1 billion and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $4.5 billion and fixed-rate financing of $830.3 million as of June 30, 2007.

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

As of June 30, 2007 and December 31, 2006, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.6 billion and $19.0 billion, respectively. The debt matures between 2033 and 2047 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at June 30, 2007 and December 31, 2006 of approximately 3.5 years.

Whole Loan Financing Facilities

As of June 30, 2007, the Company had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between August 2007 and April 2008. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. The Company expects to renew these facilities on equal or more favorable terms or replace them with new facilities with similar terms. As of June 30, 2007, the Company had $1.7 billion borrowed against these whole loan financing facilities at an effective rate of 5.88%. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. The amount borrowed on the whole loan financing facilities at June 30, 2007 was collateralized by ARM Loans with a carrying value of $1.7 billion, including accrued interest. These facilities have covenants that are standard for industry practice and the Company was in compliance with all such covenants at June 30, 2007.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at June 30, 2007 and December 31, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At June 30, 2007 and December 31, 2006, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.3 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. As of June 30, 2007, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at June 30, 2007 and December 31, 2006. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At June 30, 2007 and December 31, 2006, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.2 million and $233.1 million, and had an effective cost of 7.70%, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of June 30, 2007, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations.

Other

The total cash paid for interest was $639.0 million and $474.2 million for the quarters ended June 30, 2007 and 2006, respectively, and $1.3 billion and $876.4 million for the six months ended June 30, 2007 and 2006, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$25,611,774	$25,611,774	$21,504,372	$21,504,372
Purchased Securitized Loans	6,149,817	6,149,817	6,806,944	6,806,944
Securitized ARM Loans	2,579,646	2,453,843	2,765,749	2,787,913
ARM Loans Collateralizing Debt	19,676,428	19,542,029	19,072,563	18,965,175
ARM loans held for securitization	2,417,295	2,403,159	1,383,327	1,379,913
Hedging Instruments	463,993	463,993	370,512	370,512

Liabilities:
Reverse Repurchase Agreements	$24,728,685	$24,728,685	$20,706,587	$20,706,587
Asset-backed CP	8,201,965	8,201,965	8,906,300	8,906,300
Collaterized Mortgage Debt	19,255,819	19,304,211	18,704,460	18,757,845
Whole loan financing facilities	1,700,567	1,700,567	947,905	947,905
Senior Notes	305,000	305,000	305,000	305,000
Subordinated Notes	240,000	232,800	240,000	237,300
Hedging Instruments	91,301	91,301	161,615	161,516

As of June 30, 2007 and December 31, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

In May 2007, the Company completed a public offering of 4,500,000 shares of Common Stock and received net proceeds of $116.4 million.

In June 2007, the Company completed a public offering of 2,956,250 shares of Series E Preferred Stock at $25.00 per share and received net proceeds of $71.2 million. The quarterly dividend is equal to the sum of $0.46875 (which is equal to an annual base dividend rate of 7.50%), plus the product of the excess, if any, over $0.68 of the quarterly cash dividend paid on each share of Common Stock and the conversion rate then in effect. Shares of the Series E Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series E Preferred Stock by the conversion rate then in effect. The initial conversion price is $32.37 per Common Share. On or after June 19, 2012, the Company may require holders to convert the Series E Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series E Preferred Stock for a certain period of time. The Series E Preferred Stock is redeemable, in whole or in part, beginning on June 19, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series E Preferred Stock may also be redeemed under limited circumstances prior to June 19, 2012. The Company is not required to redeem the shares and the Series E Preferred Stock has no stated maturity date.

During the three- and six-month periods ended June 30, 2007, the Company issued 547,500 and 1,957,500 shares, respectively, of Common Stock through at-market transactions under a controlled equity offering program and received net proceeds of $14.6 million and $50.5 million, respectively. During the same periods in 2007, the Company issued 454,600 and 1,191,400 shares, respectively, of Series C Preferred Stock and received net proceeds of $11.1 million and $29.3 million, respectively.

During the three and six-month periods ended June 30, 2007, the Company issued 2,185,980 and 2,581,380 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $58.0 million and $68.2 million, respectively.

As of June 30, 2007, $948.1 million of the Company’s registered securities remained available for future issuance and sale under its shelf registration statement, declared effective on June 16, 2005.

On April 19, 2007, the Company declared a quarterly dividend of $0.68 per share of Common Stock, which was paid on May 15, 2007 to shareholders of record as of May 4, 2007.

On June 15, 2007, the Company declared a quarterly dividend of $0.50 per share of Series C Preferred Stock, which was paid on July 16, 2007 to shareholders of record as of June 29, 2007.

On June 15, 2007, the Company declared a quarterly dividend of $0.49 per share of Series D Preferred Stock, which was paid on July 16, 2007 to shareholders of record as of June 29, 2007.

On June 26, 2007, the Company declared a quarterly dividend of $0.14 per share of Series E Preferred Stock, which was paid on July 16, 2007 to shareholders of record as of June 29, 2007.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive (loss) income
Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	(276,236)	300,293	24,057

Balance, June 30, 2006	$(813,746)	$690,286	$(123,460)

Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	(239,323)	163,043	(76,280)

Balance, June 30, 2007	$(703,432)	$315,104	$(388,328)

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of June 30, 2007, there were 1,487,197 DERs outstanding, all of which were vested, and 1,423,346 PSRs outstanding, of which 1,331,979 were vested. The Company recorded expenses associated with DERs and PSRs of $2.7 million and $3.2 million for the quarters ended June 30, 2007 and 2006, respectively. The expense recorded in the second quarter of 2007 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $352,000 related to the amortization of unvested PSRs and $472,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. The expense recorded in the second quarter of 2006 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $493,000 related to the amortization of unvested PSRs and $840,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. To date, the Company has not issued SARs under the Plan.

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

During the quarters ended June 30, 2007 and 2006, the Company paid certain reimbursement expenses of $3.9 million and $2.9 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. During the six months ended June 30, 2007 and 2006, the Company reimbursed the Manager $7.0 million and $5.4 million, respectively, for expenses. As of June 30, 2007 and 2006, $5.3 million and $4.1 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended June 30, 2007 and 2006, the Company incurred base management fees of $7.0 million and $6.0 million, respectively, in accordance with the terms of the Management Agreement. For the six-month periods ended June 30, 2007 and 2006, the Company incurred base management fees of $13.6 million and $11.8 million, respectively. As of June 30, 2007 and 2006, $438,000 and $2.1 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarters ended June 30, 2007 and 2006, the Company incurred performance-based fees in the amount of $9.5 million and $7.2 million, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company incurred performance-based fees in the amount of $17.7 million and $16.2 million, respectively. As of June 30, 2007 and 2006, $3.4 million and $7.2 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential mortgage loan origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of June 30, 2007, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $57.5 million, and had a weighted average interest rate of 5.20%, and maturities ranging between 2031 and 2037.

Note 10. Subsequent Events

On July 6, 2007, the Company issued 206,250 shares of Series E Preferred Stock pursuant to the partial exercise of the over-allotment option it had granted to underwriters in connection with the public offering of Series E Preferred Stock it completed in June 2007. The Company received net proceeds of $5.0 million.

On July 19, 2007, the Company declared a quarterly dividend of $0.68 per share of Common Stock, which is payable on August 15, 2007 to shareholders of record as of August 3, 2007.

On July 31, 2007, the Company securitized $1.5 billion of its ARM loans into Collaterized Mortgage Debt and placed 93% of the resulting securities with third party investors.

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

Earnings Growth Strategies

Higher Margin Loan Originations. Our goal remains to increase our loan originations as a percentage of our annual portfolio acquisitions due to the higher margin potential and customer relationship opportunities associated with those assets. Despite continued highly competitive pricing, declines in industry-wide origination volumes and mandatory regulatory changes to industry-wide underwriting standards, our loan originations totaled $1.7 billion in the second quarter, up 21% from the same period last year. We expect our mortgage origination volumes will remain comparable going forward based on the $831.5 million of loans in the fallout-adjusted pipeline at June 30, 2007, most of which we expect will close in the third quarter of 2007. Our correspondent relationships have increased 16% year-over-year, and we now have 313 correspondent partners across the country.

Our wholesale channel is continuing to gain momentum. We remain confident that as this channel grows, it will become an attractive source of higher yielding loans for us. We also believe our entry into the wholesale business offers an improved lending experience for mortgage brokers because our focus is fully paperless and internet-based. Leveraging the same strategy that has proven successful with correspondent lenders, including emphasis on personal service, sensible underwriting and products designed to meet our sophisticated clients’ needs, we anticipate generating similar success over time. As of June 30, 2007, we had 21 account executives in five targeted geographic regions supporting 475 mortgage brokerage firms.

We have seen positive results with our customer retention and referral programs – The Thornburg Mortgage Exchange ProgramSM and Refuse to LoseSM campaign – as the earnings benefit of retaining an existing client is even greater than on new origination business. Our core service feature under this program has been the loan modification option, in which our borrowers in good standing can change their rate or loan product with a brief phone call and a small fee. The program is not offered to delinquent borrowers and we do not capitalize arrearages. Since 2002, we have modified 4,826 loans representing $2.6 billion. During the second quarter of 2007, we modified 324 loans with balances totaling $187.6 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers can cash out equity from their homes on a streamlined basis. Our growing loan servicing portfolio, or client base, which grew 31% over the year ago period to $13.9 billion, should be a promising source for loan exchanges and new loans in the future. This servicing portfolio now represents 22,044 customers.

Long-term Capital Growth. We raised $189.0 million of new common equity capital during the second quarter at an average net price of $26.12 per share and $82.4 million of new preferred equity capital at an average net price of $24.16 per share. This new long-term capital will contribute modestly to additional balance sheet and earnings growth in the future, principally through the acquisition and origination of high quality ARM Assets. Margins on ARM Assets have improved but they remain historically low. Accordingly, rates of return on new opportunities are lower than they have been in previous years. As a result, we may utilize alternative lower cost, long-term capital sources such as preferred stock and unsecured debt to support future earnings and balance sheet growth.

Capital Efficient Collateralized Mortgage Debt Transactions. Since Collateralized Mortgage Debt represents long-term operating debt financing and the debt has no margin call risk, it reduces our capital requirements when used to finance our portfolio, providing an additional source of balance sheet and earnings growth. Our equity capital requirement for Collateralized Mortgage Debt is lowered to the capital required to support the financing which, in the aggregate, approximates 2% versus our customary 8% minimum capital requirement for Reverse Repurchase Agreement and Asset-backed CP financing. This more efficient use of capital allows us to invest in additional High Quality ARM Assets financed through recourse borrowings. In the second quarter of 2007, we completed a $1.3 billion Collateralized Mortgage Debt transaction which freed up an estimated $91.9 million of capital, which will allow us to acquire an additional $1.0 billion in ARM Assets during 2007 without raising additional capital.

Consistent Profitability

Our business model is designed to protect our profitability during periods of changing interest rates or yield curves in that we fund our Hybrid ARM portfolio with either fixed-rate borrowings or floating rate borrowings and Hedging Instruments of comparable duration. Because longer-duration funds are usually more expensive, this strategy reduced our net interest income and earnings potential in prior years, but has been a contributor to our relative earnings stability during rising interest rate and flattening yield curve environments. Our portfolio yields in the second quarter benefited from wider spreads on new mortgage asset acquisitions caused by credit concerns within the mortgage industry and from reduced premium amortization as the rising interest rate environment during the quarter led to continued slow prepayments and slower projected prepayments going forward. Adding to our positive outlook is the anticipated earnings benefit we should realize as the interest rates on approximately $5.7 billion of our Hybrid ARMs contractually reset over the next 18 months from an average interest rate of 4.68% to a current market rate. After the payment of the second quarter common dividend, we had in reserve an estimated $0.05 per share of Common Stock of undistributed taxable income. The $0.06 per share decrease in undistributed taxable income from the prior quarter is a result of the second quarter’s common dividend exceeding the second quarter’s taxable earnings by $0.03 per share and an increase in the number of common shares outstanding which also had an impact of $0.03 per share.

Prepayment activity in the second quarter was 17% CPR, up 2% from 15% from the same quarter a year ago. Premium amortization for the quarter ended June 30, 2007 resulted in accretion of $7.3 million, compared to $22.2 million in premium amortization expense during the second quarter of 2006. Premium amortization was and will in the future be influenced by changes in our assumptions about future prepayment speeds based on current mortgage rates and other factors including new asset acquisitions, changes in forward interest rates, actual prepayments relative to prior period estimates and changes in the indices that drive future interest rates on Hybrid ARM and Traditional ARM assets after reset. We evaluate all of the above factors on a monthly basis and calculate premium amortization such that the actual historical and expected future ARM asset cash flows generate a level yield over the period from purchase date until maturity. Given that the short term interest rates that determine the reset rates on ARM assets remain high relative to the current interest rates on our ARM Assets, we realized a benefit in our current premium amortization because the expected lifetime yields on our ARM assets exceed many current coupons in our mortgage portfolio. Additionally, the slower estimated future prepayment rate implies that a greater percentage of our Hybrid ARM assets were expected to survive their fixed rate period and not prepay prior to the end of their fixed rate period. Having a larger balance after the interest rate reset results in a higher yield on these Hybrid and Traditional ARM assets over their entire lives. Additionally, as a result of increased rates during the second quarter, the average CPR projected over the remaining life of the portfolio decreased to 23.5% as of June 30, 2007 from 25.5% as of March 31, 2007. Going forward, we will continue to regularly review our long-term prepayment assumptions relative to actual experience and future expectations which may, particularly if recent prepayment rates continue, result in additional downward adjustments to our long-term assumptions.

We possess a number of strategic advantages that allow us to generate consistent profitability over time. One of these strategic advantages is our low operating expense structure. During the second quarter of 2007, our operating expenses as a percentage of average assets were 0.19%, unchanged from 0.19% during the second quarter of 2006. We are able to operate at this low level of operating expenses relative to the size of our portfolio because we do not operate like a traditional mortgage lender or FDIC-insured depository institution. We acquire many of our assets through MBS purchases, originate loans by developing strategic partnerships with correspondent lenders, mortgage brokerage firms, lending partners and other sources, and fund our balance sheet using capital market-sourced funds, as opposed to FDIC-insured deposits and FHLB advances. As a result, we generally avoid the high overhead associated with retail branch networks and commissioned loan officers. In addition, we have developed other outsourced strategic partnerships that provide loan fulfillment services on a variable cost basis. This low, variable-cost model has allowed us to operate profitably with a lower interest rate spread on our portfolio, enabling us to mitigate certain cyclical risks frequently associated with mortgage banking and portfolio lending activities. Our low and generally variable operating cost structure and REIT tax status have allowed us to reduce investment risk by investing primarily in High Quality ARM Assets. We elect to securitize our acquired and originated ARM Loans or invest primarily in AAA- or AA-rated securities, Agency Securities or “A quality” ARM Loans. This strategy has resulted in very low credit losses. See additional discussion in the “Exceptional Credit Quality and Securitization” section below. Finally, by employing a portfolio lending strategy and retaining all of our ARM Loans rather than employing a mortgage-banking strategy and selling our ARM loan production, we do not depend on gain on sale income, which can fluctuate significantly with loan origination volume and market conditions.

Exceptional Credit Quality and Securitization

One of our strategic focuses is high credit quality assets. We believe this strategy keeps our credit losses and financing costs low. It also creates significant portfolio liquidity and low portfolio price volatility, which gives us access to financing through the credit cycle and contributes to maintaining consistent profitability. As of June 30, 2007, 94.6% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. As of the end of the second quarter, none of the securities in our portfolio had been downgraded since acquisition. To the contrary, 22 securities in the portfolio were upgraded from the original rating as a result of increased subordination due to prepayments within the respective collateral pools.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans and had loan loss allowances totaling $15.7 million at June 30, 2007. We recorded our first charge-off in 22 quarters. Although we did not realize any losses in the quarter, we do expect to ultimately have losses on nine REO properties based on current appraisals and estimated expenses of disposition. Accordingly, we have recorded $449,000 in charge-offs to reduce the carrying value of the reclassified REO properties to their net realizable value. The charge-off does not flow through the income statement as it is taken from the general loan loss reserve. The general reserve is then replenished through the provision for loan losses which does flow through income and which totaled $1.4 million during the second quarter of 2007 versus $856,000 in the first quarter of 2007. Management believes the resulting allowance for loan losses of $15.7 million at June 30, 2007 is an appropriate allowance level given the high-quality characteristics of our loan portfolio. Our portfolio has an average LTV of 67%, which we believe is indicative of our capacity to work out seriously delinquent loans and REO properties without incurring significant losses. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

Additionally, our High Quality ARM Assets include Purchased Securitized Loans, which are “A quality” ARM Loans originated and securitized by third parties which we have acquired for our portfolio. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. Prior to the purchase of these securities, we analyze seller-provided data allowing us to remove loans that do not meet our credit standards based on loan-to-value ratios, borrowers’ credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. The purchase price of the classes that are less than Investment Grade generally include a discount for probable credit losses. Based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount and totaled $15.1 million at June 30, 2007.

Interest Rate Risk Management

Interest rate changes affect our short-term borrowing costs, which as a spread lender can pose a risk to our profitability if not responsibly managed. To counter this potential risk, when we purchase or originate Hybrid ARM Assets, we adhere to a matched funding or duration matching strategy which means we use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating rate Collateralized Mortgage Debt that finance our Hybrid ARM Assets. We hedge our financing cost such that we maintain a Net Effective Duration of less than one year. The closer the Effective Duration gap is to zero, the less impact interest rate changes should have on the market value of our portfolio and therefore on earnings. As of June 30, 2007, we had $48.7 billion of Hybrid ARM Assets and had entered into Swap Agreements with notional balances totaling $44.3 billion and delayed Swap Agreements with notional balances totaling $4.7 billion that become effective between July 2007 and June 2009. These delayed Swap Agreements have been entered into to hedge the financing of existing ARM Assets and the forecasted financing of ARM Assets purchase commitments at June 30, 2007, and to replace Swap Agreements as they mature. Additionally, at June 30, 2007, we had Cap Agreements with aggregate net notional balances of $708.7 million. These Cap Agreements receive payments if one-month LIBOR rises above a range of 3.61% to 9.67%, and on average 5.91%. During the quarter ended June 30, 2007, we received payments of $5.7 million related to these Cap Agreements. As of June 30, 2007, we measured the Net Effective Duration applicable to our Hybrid ARM portfolio, related borrowings and Hybrid ARM Hedging Instruments at approximately 0.12 years, while the financing and hedging of all of our ARM Assets resulted in a Net Effective Duration of approximately 0.13 years.

We continue to employ a duration matching funding strategy as we acquire Hybrid ARM Assets in order to stabilize earnings during periods of changing interest rates. As we acquire ARM Assets, we attempt to “lock-in” a spread that is expected to provide a rate of return at or above our threshold requirement. In order to stabilize the spread over the expected life of our ARM Assets, we use Hedging Instruments in conjunction with our borrowings to approximate the repricing characteristics of our ARM Assets. Given the prepayment uncertainties on our ARM Assets, there is no guaranteed way to “lock-in” a spread between the yield on our ARM Assets and the related borrowing that would produce an acceptable rate of return. However, through active management, we believe we can continue to mitigate a significant amount of net interest income volatility that would result from changes in short-term interest rates. See the discussion of “Effects of Interest Rate Changes” on page 59.

Funding Diversification

Another long-term objective is to achieve a more balanced funding mix between Asset-backed CP, Collateralized Mortgage Debt and Reverse Repurchase Agreements in order to reduce our reliance on any one funding source. Historically, we have relied principally on Reverse Repurchase Agreements for our funding needs. Since year end 2002, we have been actively working towards diversifying our financing sources. At that time, 91% of our borrowings were provided through Reverse Repurchase Agreements. At June 30, 2007, Reverse Repurchase Agreements accounted for only 45% of our borrowings, while Collateralized Mortgage Debt represented 35% and our Asset-backed CP facility accounted for 15%. We expect to continue to diversify our financing sources as opportunity permits.

In the second quarter of 2007, we further diversified our funding sources by establishing a $3.5 billion Whole loan-collateralized CP facility which provides an additional way to finance ARM loans held for securitization and is expected to have a lower cost of funds than our current whole loan financing facilities. We may issue commercial paper collateralized by ARM loans held for securitization to investors in the form of secured liquidity notes. At June 30, 2007, no such notes had been issued.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “project,” “have confidence” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields available for purchase on adjustable and variable rate mortgage assets, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in our 2006 Annual Report on Form 10-K under the section entitled “Risk Factors.” We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

•

Revenue Recognition. Interest income on ARM Assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts. Premiums and discounts associated with the purchase of ARM Assets are amortized or accreted into interest income over the estimated lives of the assets in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method adjusted for the effects of actual and future estimated prepayments and the current index on ARM assets. The use of these methods requires us to project cash flows over the remaining life of each asset based on these factors. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There is no assurance that the assumptions we use to estimate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $465.0 million at June 30, 2007 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used, which average 23.5% CPR, are appropriate and consistent with our long-term portfolio experience and expectations.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 1% CPR	$(10,003)
Prepayment assumption increased by 2% CPR	$(21,621)
Prepayment assumption decreased by 1% CPR	$12,395
Prepayment assumption decreased by 2% CPR	$23,058

Future premium amortization and accretion will also be influenced by new asset acquisitions, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of most of our Purchased ARM Assets and all of our Hybrid ARM Hedging Instruments are based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. For Purchased Arm Assets valued by management, we first look to identify a security in our portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote. Our objective is to use the third-party quote as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At June 30, 2007, management’s judgment was used to estimate the fair value of $6.2 billion or 10.9% of our ARM Assets and 100% of our commitments to purchase ARM Loans.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses of $716.2 million on Purchased ARM Assets at June 30, 2007 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans where we own all of the securitized principal classes. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased

Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

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

The following table presents a sensitivity analysis to show the impact on our allowance for loan losses at June 30, 2007 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses(in thousands)
Default assumption increased by 5%	$1,604
Default assumption decreased by 5%	$(1,598)
Loss severity assumption increased by 5%	$3,605
Loss severity assumption decreased by 5%	$(3,600)

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 will become effective for us beginning January 1, 2008. We are evaluating this Statement and have not yet decided whether we will or will not adopt the fair value option.

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

We are an externally advised REIT and, as such, we are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. See Note 9 “Transactions with Related Parties” in the Consolidated Financial Statements.

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

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes 313 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and, as of June 30, 2007, we had 475 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

In 2006, we began acquiring Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of June 30, 2007, we held $1.7 billion of Traditional Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions and Purchased Securitized Loans. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. Traditional Pay Option ARMs bear interest at a floating rate and have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Traditional Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of June 30, 2007, accumulated deferred interest was $78.3 million. Of the $33.2 million of loans in our bulk acquisition portfolio which were 60 days or more delinquent at June 30, 2007, 12 loans totaling $24.0 million or 72% were Traditional Pay Option ARMs. In the bulk portfolio, the Traditional Pay Option ARM delinquency was 1.95%, which was less than the Mortgage Bankers Association reported Prime ARM delinquencies of 2.32% for the first quarter of 2007. Excluding these loans from our bulk acquisition portfolio would have resulted in a delinquency ratio of 0.15% rather than the current delinquency ratio of 0.45%. We had no delinquent Fixed Option ARMs or Traditional Pay Option ARMs in our TMHL-originated portfolio at June 30, 2007. Of the $79.6 million 60 days or more delinquent loans and REO in our Purchased Securitized Loan portfolio at June 30, 2007, 19 loans totaling $56.4 million or 71% were Traditional Pay Option ARMs. We believe that our credit reserves are adequate to cover any losses that may occur as a result of these delinquencies. Our Fixed Option ARMs and Traditional Pay Option ARMs had an average original effective loan-to-value ratio of 67% and an average original FICO score of 721 at June 30, 2007.

Through the second quarter of 2006, our ownership of Hybrid ARM Assets with fixed-rate periods of greater than five years was limited to no more than 50% of our total assets. In July 2006, the Board of Directors removed this limitation in response to consumer preference for longer-term Hybrid ARM products in the current interest rate environment. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of June 30, 2007, we did not hold any fifteen year fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM Loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale lending, (iii) direct retail lending and (iv) bulk acquisitions. Correspondent lending involves originating individual loans that we generally re-underwrite from lending partners which we have approved and which originate and close the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. We currently have 31 correspondent lenders to which we have granted delegated underwriting status, which means they can close a loan according to our underwriting guidelines up to a maximum loan amount of $2,000,000. Loans with exceptions to our guidelines are not eligible under our delegated program. Delegated status has only been granted to those correspondent lenders who have proved they have underwriting processes which mirror our credit criteria and underwriting processes. 138 out of 1,343 correspondent loans went through the delegated process in the second quarter. Wholesale loan originations are loans which we underwrite and close that are sourced from approved mortgage brokerage firms. Direct retail loan originations are loans that we originate directly to consumers via the internet or by telephone. See “Loan Quality Control” below for a description of quality control performed in our correspondent, wholesale and retail channels. Bulk acquisitions involve acquiring pools of whole loans which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio. In addition to the quality control process that we apply to delegated loans, we re-verify the accuracy of Truth in Lending disclosures on 100% of correspondent lenders aggregating 46% of correspondent loans and on 100% of wholesale and retail loans. In addition, we perform pre-funding fraud audits on at least 50% of all retail and correspondent loans in process, and on 100% of all wholesale loans in process.

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing, interest-only for up to ten years and fully amortizing thereafter, or to a lesser extent negatively amortizing.

All ARM Loans that we acquire or originate for our portfolio bear an interest rate tied to an interest rate index. Most loans have periodic and lifetime constraints on the amount by which the loan interest rate can change on any predetermined interest rate reset date. The interest rate on each Traditional ARM loan resets monthly, semi-annually or annually. Traditional ARM loans generally adjust to a margin over a U.S. Treasury index, a LIBOR index or the 12-Month Treasury Average Index. Hybrid ARM loans have a fixed rate for an initial period, generally 3 to 10 years, and then convert to Traditional ARM loans for their remaining term to maturity.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. Our core feature under this program is the loan modification option where borrowers in good standing can pay a fee to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product that we offer. The program is not offered to delinquent borrowers and we do not capitalize arrearages. During the second quarter of 2007, we modified 324 loans with balances totaling $187.6 million. At June 30, 2007, the pipeline of loans to be modified totaled $27.2 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers can take out equity from their homes on a streamlined basis.

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

Post-funding, TMHL’s wholly owned subsidiary Adfitech currently reviews 100% of our wholesale loans, 100% of loans originated through correspondents with delegated underwriting status and a 10%—15% sample of our direct retail and correspondent loans, generally within one month of funding. In the future, it is likely we will decrease the amount of current reviews performed by Adfitech on wholesale loans once we have sufficient evidence of the effectiveness of our underwriting and operating guidelines. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and mortgage brokerage firms. Summary reports are prepared for management and the Board of Directors.

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

We enter into three types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements, fixed-rate Reverse Repurchase Agreements and structured Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from two to twelve months. Our structured Reverse Repurchase Agreements incorporate elements of both the variable rate term and the fixed-rate Reverse Repurchase Agreements, usually have a call feature, and have original maturities ranging from three to seven years. The interest rates on these variable rate term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate Reverse Repurchase Agreements have original maturities within one month. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

We have an Asset-backed CP facility, which provides us with an alternative way to finance our High Quality ARM Assets portfolio. We issue Asset-backed CP in the form of secured liquidity notes that have been rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s to money market investors. The notes can be collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we have either purchased or created through our loan securitization process. Importantly, over time we have diversified our funding sources by replacing a portion of our Reverse Repurchase Agreement borrowings with the issuance of Asset-backed CP.

Because we borrow money under Reverse Repurchase Agreements and Asset-backed CP based on the fair value of our ARM Assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event of interest rate changes or if the value of our ARM Assets declines for other reasons.

We have also financed the origination and purchase of ARM Assets by issuing hedged floating-rate and fixed-rate Collateralized Mortgage Debt in the capital markets. The Collateralized Mortgage Debt is collateralized by ARM Loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral and related Hedging Instruments. This structure enables us to make more efficient use of our capital because the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the Reverse Repurchase Agreement or Asset-backed CP markets. These transactions are a long-term form of financing and are not subject to margin calls.

We have financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition and origination of whole loans while we are accumulating loans for securitization.

In the second quarter of 2007, we established a $3.5 billion Whole loan-collateralized CP facility which provides an additional way to finance ARM loans held for securitization and is expected to have a lower cost of funds than our current whole loan financing facilities. We may issue commercial paper collateralized by ARM loans held for securitization to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets. At June 30, 2007, no such notes had been issued.

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

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from adverse changes in interest rates or market conditions. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk. We believe this approach is prudent for assessing our liquidity risk. At June 30, 2007, we had unencumbered assets of $1.6 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets.

Hedging Strategies

We attempt to mitigate our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments whose combined Effective Durations approximately match the Effective Durations on our ARM Assets. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level as opposed to fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of our Swap Agreements and all of our Cap Agreements decline such that they are expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments. As of June 30, 2007, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 3.9 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.12 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At June 30, 2007, we held total assets of $57.5 billion, $56.4 billion of which consisted of ARM Assets. That compares to $52.7 billion in total assets and $51.5 billion of ARM Assets at December 31, 2006. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At June 30, 2007, 93.0% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at June 30, 2007 and December 31, 2006 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	June 30, 2007
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,853,128		9.0%	$141		0.0%	$2,853,269	5.0%

Non-agency ARM Assets:
AAA/Aaa rating	27,739,817		87.3	22,064,613	(1)	89.4	49,804,430	88.3
AA/Aa rating	721,732		2.3	37,563	(1)	0.2	759,295	1.3

Total non-agency ARM Assets	28,461,549		89.6	22,102,176		89.6	50,563,725	89.6

Total High Quality	31,314,677		98.6	22,102,317		89.6	53,416,994	94.6

Other Investments
Non-agency ARM Assets:
A rating	255,363		0.8	26,487		0.1	281,850	0.5
BBB/Baa rating	140,190		0.4	17,806		0.0	157,996	0.3
BB/Ba rating and below	51,361	(2)	0.2	124,906	(1)	0.5	176,267	0.3
ARM Loans pending securitization	—		0.0	2,417,545		9.8	2,417,545	4.3

Total Other Investments	446,914		1.4	2,586,744		10.4	3,033,658	5.4

Allowance for loan losses	—		0.0	(15,692)		0.0	(15,692)	(0.0)

Total ARM portfolio	$31,761,591		100.0%	$24,673,369		100.0%	$56,434,960	100.0%

(1)

As of June 30, 2007, the Investment Grade classes of ARM Loans Collateralizing Debt have been credit-enhanced through overcollateralization and subordination in the amount of $138.0 million, which is included in the BB/Ba Rating and Below category.

(2)

As of June 30, 2007, we had total non-accretable discounts of $15.1 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

As of June 30, 2007, 58 of the 38,024 loans in our $24.7 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $46.6 million. At June 30, 2007, we had thirteen real estate-owned properties as a result of foreclosing on delinquent loans in the amount of $4.3 million. We recorded $449,000 in charge-offs to reduce the carrying value of the real estate properties to their estimated net realizable value. During the six months ended June 30, 2006, we did not record any charge-offs. During the six months ended June 30, 2007 and 2006, we recorded loan loss provisions totaling $2.2 million and $1.0 million, respectively, to reserve for estimated credit losses on ARM Loans, bringing our total loan loss reserve to $15.7 million and $11.8 million, respectively. We believe that our current allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at June 30, 2007.

At June 30, 2007, our Purchased Securitized Loans totaled $6.1 billion. Like our own loan originations and acquisitions, these assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the entire credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2007, 74 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $79.6 million. We believe the losses inherent in our Purchased Securitized Loan portfolio at June 30, 2007 are appropriately reflected in the fair value of these assets.

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of June 30, 2007, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $24.5 billion, consisting of TMHL originations of $17.1 billion and bulk acquisitions of $7.4 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$679,683	$14,000,000	$25,000
Unpaid principal balance	$658,561	$14,000,000	$1,629
Coupon rate on loans	5.93%	9.25%	3.00%
Pass-through rate	5.64%	9.00%	2.67%
Pass-through margin	1.68%	4.42%	0.26%
Lifetime cap	11.01%	18.00%	6.00%
Original term (months)	361	480	120
Remaining term (months)	339	479	72

Geographic distribution (top 5 states):		Property type:
California	30.2%	Single-family	77.7%
New York	10.4	Condominium	17.3
Colorado	8.8	Other residential	5.0
Florida	7.4
Georgia	5.3	ARM Loan type:
		Traditional ARM loans	3.5%
Occupancy status:		Hybrid ARM loans	96.5
Owner occupied	70.5%
Second home	18.4	ARM interest rate caps:
Investor	11.1	Initial cap on Hybrid ARM loans:
		3.00% or less	6.3%
Documentation type:		3.01%-4.00%	4.8
Full	88.9%	4.01%-5.00%	78.0
Stated income/no ratio	11.1	5.01%-6.00%	7.7

Loan purpose:		Periodic cap on ARM Loans:
Purchase	50.4%	None	1.7%
Cash out refinance	30.0	1.00% or less	1.0
Rate & term refinance	19.6	Over 1.00%	0.5

Unpaid principal balance:		Percent of interest-only loan balances:	93.7%
$417,000 or less	16.4%
$417,001 to $650,000	16.0	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.4
$1,000,001 to $2,000,000	31.3	FICO scores:
$2,000,001 to $3,000,000	8.2	801 and over	5.1%
Over $3,000,000	8.7	751 to 800	45.6
		701 to 750	31.7
Original effective loan-to-value:		651 to 700	15.7
80.01% and over	1.0%	650 or less	1.9
70.01%-80.00%	47.0
60.01%-70.00%	24.3	Weighted average FICO score:	744
50.01%-60.00%	13.3
50.00% or less	14.4	Weighted average effective original loan-to-value:	66.7%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$629,648	$10,016,162	$13,190
Unpaid principal balance	$615,874	$10,229,887	$518
Coupon rate on loans	6.18%	9.20%	2.75%
Pass-through rate	5.87%	8.82%	2.42%
Pass-through margin	2.29%	4.89%	0.54%
Lifetime cap	10.73%	15.13%	7.25%
Original term (months)	360	480	170
Remaining term (months)	342	473	47

Geographic distribution (top 5 states):		Property type:
California	43.6%	Single-family	83.6%
New York	7.3	Condominium	15.3
Florida	7.2	Other residential	1.1
New Jersey	4.5
Virginia	3.6	ARM Loan type:
		Traditional ARM loans	16.5%
Occupancy status:		Hybrid ARM loans	83.5
Owner occupied	88.3%
Second home	9.2	ARM interest rate caps:
Investor	2.5	Initial cap on Hybrid ARM loans:
		3.00% or less	2.6%
Documentation type:		3.01%-4.00%	0.0
Full	57.8%	4.01%-5.00%	77.7
Stated income/no ratio	42.2	5.01%-6.00%	3.2

Loan purpose:		Periodic cap on ARM Loans:
Purchase	52.1%	None	16.4%
Cash out refinance	28.0	1.00% or less	0.0
Rate & term refinance	19.9	Over 1.00%	0.1

Unpaid principal balance:		Percent of interest-only loan balances:	69.2%
$417,000 or less	12.9%
$417,001 to $650,000	36.3	Weighted average length of remaining interest-only period:	8.9 years
$650,001 to $1,000,000	24.0
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	5.8	801 and over	4.2%
Over $3,000,000	7.5	751 to 800	42.7
		701 to 750	35.5
Original effective loan-to-value:		651 to 700	16.4
80.01% and over	0.6%	650 or less	1.2
70.01%-80.00%	48.1
60.01%-70.00%	26.9	Weighted average FICO score:	743
50.01%-60.00%	13.1
50.00% or less	11.3	Weighted average effective original loan-to-value:	67.9%

As of June 30, 2007 and December 31, 2006, we serviced $13.9 billion and $12.0 billion of our loans, respectively, and had 22,044 and 20,637 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	June 30, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,310,124	4.1%	$2,029,809	3.9%
Six-month LIBOR	1,625,686	2.9	1,222,463	2.4
MTA	1,905,329	3.4	1,965,885	3.8
Other	1,885,372	3.3	1,495,772	2.9

	7,726,511	13.7	6,713,929	13.0

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	9,581,765	17.0	9,024,562	17.5
Over 3 years – 5 years	8,514,765	15.2	9,260,351	18.0
Over 5 years	30,627,611	54.1	26,548,021	51.5

	48,724,141	86.3	44,832,934	87.0
Allowance for loan losses	(15,692)	(0.0)	(13,908)	(0.0)

	$56,434,960	100.0%	$51,532,955	100.0%

The ARM portfolio had a weighted average coupon of 5.59% at June 30, 2007. This consisted of a weighted average coupon of 5.36% on the Hybrid ARM Assets and a weighted average coupon of 6.39% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.76%, based upon the composition of the portfolio and the applicable indices at June 30, 2007. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 7.22%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At June 30, 2007, the current yield of the ARM Assets portfolio was 5.61% up from 5.29% as of December 31, 2006. The increase in the yield of 32 BPs as of June 30, 2007, compared to December 31, 2006, is primarily due to a 20 BP increase as a result of lower net premium amortization due to lower prepayments and a 12 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 86.3% of the total ARM portfolio, or $48.7 billion at June 30, 2007, compared to 87.0%, or $44.8 billion as of December 31, 2006. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments with an Effective Duration approximately matching the Effective Duration on our ARM Assets. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. As of June 30, 2007, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.12 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.13 years.

As of June 30, 2007 and December 31, 2006, we were counterparty to Swap Agreements having an aggregate notional balance of $44.3 billion and $34.8 billion, respectively. As of June 30, 2007, our Swap Agreements had a weighted average maturity of 3.9 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.84% and 4.51% at June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007, we had entered into delayed Swap Agreements with notional balances totaling $4.7 billion that will become effective between July 2007 and June 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at June 30, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.28% at June 30, 2007. The net unrealized gain on Swap Agreements at June 30, 2007 of $360.1 million, which was recorded in OCI, included Swap Agreements with gross unrealized gains of $381.0 million and gross unrealized losses of $20.9 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. In the twelve month period following June 30, 2007, $162.9 million of these net unrealized gains are expected to be realized as a component of net interest income.

As of June 30, 2007 and December, 31, 2006, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $708.7 million and $934.2 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at June 30, 2007 and December, 31, 2006 was $8.2 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The net unrealized losses on Cap Agreements of $4.9 million and $6.5 million as of June 30, 2007 and December 31, 2006, respectively, are included in OCI. In the twelve month period following June 30, 2007, a $1.7 million loss is expected to be realized as a component of net interest income. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our Collateralized Mortgage Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.91%. The Cap Agreements had an average maturity of 3.6 years as of June 30, 2007 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of June 30, 2007 and the balance of these same Hybrid ARM Hedging Instruments as of June 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of June 30,
	2007	2008	2009	2010	2011	2012
Swap Agreements:
Balance-guaranteed (1) (3)	$1,070,899	$508,095	$291,940	$125,156	$70,904	$40,946
Other (2)	43,246,360	34,873,336	19,740,258	10,363,999	5,650,151	2,389,286

	44,317,259	35,381,431	20,032,198	10,489,155	5,721,055	2,430,232

Cap Agreements (1) (3)	708,731	492,156	183,544	221,547	177,238	163,774

	$45,025,990	$35,873,587	$20,215,742	$10,710,702	$5,898,293	$2,594,006

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of June 30, 2007 and as of June 30 for each of the following five years (in thousands):

	As of June 30,
	2007	2008	2009	2010	2011	2012
Swap Agreements	$1,070,899	$499,696	$294,933	$129,072	$75,616	$44,755
Cap Agreements	708,731	499,415	337,864	244,389	243,137	197,250

	$1,779,630	$999,111	$632,797	$373,461	$318,753	$242,005

The fair value of the Pipeline Hedging Instruments at June 30, 2007 and December 31, 2006 was a net unrealized loss of $4.4 million and $849,000, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balances of $401.0 million and $349.0 million at June 30, 2007 and December 31, 2006, respectively. We recorded a net gain of $8.3 million on Derivatives during the six months ended June 30, 2007. This gain consisted of a net gain of $7.0 million on Pipeline Hedging Instruments, a net gain of $959,000 on other Derivative transactions and net gain of $329,000 on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $15.6 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $16.0 million on Pipeline Hedging Instruments and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $1.6 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net gain on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions

During the quarter ended June 30, 2007, we purchased $4.4 billion of Purchased ARM Assets, 100% of which were High Quality assets, and we purchased or originated $1.7 billion of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during the second quarter of 2007, 100% were Hybrid ARM Assets. The following table compares our ARM asset acquisition and origination activity for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	For the three months ended
	June 30, 2007		June 30, 2006
ARM securities:
Agency Securities	$—	0.0%	$231,197	4.0%
High Quality, privately issued	4,414,414	71.8	2,844,702	48.6
Other privately issued	—	0.0	88,290	1.5

	4,414,414	71.8	3,164,189	54.1

ARM Loans:
Bulk acquisitions	—	0.0	1,250,075	21.4
Correspondent originations	1,336,103	21.7	1,386,808	23.7
Wholesale origination	377,264	6.1	3,770	0.7
Direct retail originations	26,360	0.4	41,603	0.1

	1,739,727	28.2	2,682,256	45.9

Total acquisitions	$6,154,141	100.0%	$5,846,445	100.0%

	For the six months ended
	June 30, 2007		June 30, 2006
ARM securities:
Agency Securities	$2,403,039	19.8%	$231,197	2.0%
High Quality, privately issued	5,830,112	49.7	5,601,188	48.8
Other privately issued	—	0.0	161,094	1.4

	8,233,151	69.5	5,993,479	52.2

ARM Loans:
Bulk acquisitions	107,307	0.9	2,611,581	22.8
Correspondent originations	2,803,964	23.9	2,763,361	24.1
Wholesale origination	606,124	5.2	106,793	0.9
Direct retail originations	54,648	0.5	3,770	0.0

	3,572,043	30.5	5,485,505	47.8

Total acquisitions	$11,805,194	100.0%	$11,478,984	100.0%

As of June 30, 2007, we had commitments to purchase $831.5 million of ARM Loans. At June 30, 2007, we used a 29.2% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended June 30, 2007, we securitized $1.3 billion of our ARM Loans into one Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM Loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. We retained $46.6 million of the resulting securities for our ARM Loan portfolio and financed $1.3 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of June 30, 2007 and December 31, 2006, we held $19.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of June 30, 2007 and December 31, 2006, we held $2.6 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended June 30, 2007, our mortgage assets paid down at an approximate average CPR of 17%, compared to 15% for the quarter ended March 31, 2007 and 15% for the quarter ended June 30, 2006. When prepayment expectations over the remaining life of the assets increase, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the amortization of the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At June 30, 2007, we had unencumbered assets of $1.6 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We had unencumbered assets of $1.2 billion at December 31, 2006. At June 30, 2007, we believed that our liquidity level was in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Sources of Funds

Our primary sources of funds for the quarter ended June 30, 2007 consisted of Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt and whole loan financing facilities, as well as new equity proceeds and principal and interest payments from ARM Assets. At June 30, 2007, the Reverse Repurchase Agreement market was approximately a $4 trillion market, the Asset-backed CP market was approximately an $830 billion market and the AAA-rated mortgage- and asset- backed securities market was approximately a $10 trillion market, all of which were readily available sources of financing for mortgage assets, particularly those rated AA or better. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. To supplement our funding sources, we also issue equity securities and unsecured long-term debt.

We have arrangements to enter into Reverse Repurchase Agreements with 21 different financial institutions and had borrowed funds from all of these firms as of June 30, 2007. At June 30, 2007, we had $24.7 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate of 5.26% and a weighted average remaining term to maturity of 15.5 months.

We also have a $10 billion Asset-backed CP facility, which provides an alternative way to finance a portion of our ARM portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of June 30, 2007, we had $8.2 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.33% and a weighted average remaining maturity of 36 days.

Because we borrow money under reverse repurchase and Asset-backed CP agreements based on the fair value of our ARM Assets, and because changes in interest rates can negatively impact the valuation of ARM Assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM Assets declines for other reasons. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. Our Hedging Instruments help offset this risk and through June 30, 2007, we have not had to sell assets to maintain liquidity.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collaterized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 5.54% at June 30, 2007.

As of June 30, 2007, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $19.6 billion. The debt matures between 2033 and 2047 and is callable at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

As of June 30, 2007, we had entered into three committed whole loan financing facilities with a total borrowing capacity of $900.0 million that expire between August 2007 and April 2008. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. We expect to renew these facilities when they expire or replace them with new facilities with similar terms. As of June 30, 2007, we had $1.7 billion borrowed against these whole loan financing facilities at an effective cost of 5.88%.

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

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 1 year as of June 30, 2007), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. For these reasons, our policy requires that we maintain significant excess capital and liquidity above the initial margin requirement to meet future margin calls as a result of unexpected changes in margin requirements and collateral value. Our initial margin requirements typically average between 4% and 5% for these borrowings, so our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets. The 8% minimum policy requirement provides a capital cushion that we feel confident will be sufficient to allow us to fund future margin requirements that might result from changes in the value of our assets or Hedging Instruments or changes in margin requirements. Historically, this capital cushion has proved to be more than adequate to support our borrowing arrangements through a variety of interest rate and credit cycles.

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

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amount in thousands):

	June 30, 2007	December 31, 2006
Assets	$57,507,370	$52,705,052
Adjustments:
Net unrealized loss on Purchased ARM Assets	703,432	464,109
Net unrealized gain on Hedging Instruments	(362,197)	(258,044)
ARM Loans Collateralizing Debt	(19,676,428)	(19,072,563)
Cap Agreements	(101,796)	(112,468)

Adjusted assets	$38,070,381	$33,726,086

Shareholders’ equity	$2,705,737	$2,377,072
Adjustments:
Accumulated other comprehensive loss	388,328	312,048
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	19,255,819	18,704,460
ARM Loans Collateralizing Debt	(19,676,428)	(19,072,563)
Cap Agreements	(101,796)	(112,468)

	(522,405)	(480,571)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000

Adjusted shareholders’ equity	$3,116,660	$2,753,549

Adjusted Equity-to-Assets Ratio	8.19%	8.16%

GAAP equity-to-assets ratio	4.71%	4.51%

Ratio of historical equity-to-historical assets	5.60%	5.07%

Ratio of long-term equity-to-historical assets	6.29%	6.11%

Total risk-based capital /risk-weighted assets	18.73%	18.09%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $33.8 billion instead of the $57.5 billion of assets owned as of June 30, 2007. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

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

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk-weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized.”

Equity Transactions

In May 2007, we completed a public offering of 4,500,000 shares of Common Stock and received net proceeds of $116.4 million.

In June 2007, we completed a public offering of 2,956,250 shares of Series E Preferred Stock at $25.00 per share and received net proceeds of $71.2 million. The quarterly dividend is equal to the sum of $0.46875 (which is equal to an annual base dividend rate of 7.50%), plus the product of the excess, if any, over $0.68 of the quarterly cash dividend paid on each share of Common Stock and the conversion rate then in effect. Shares of the Series E Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series E Preferred Stock by the conversion rate then in effect. The initial conversion price is $32.37 per Common Share. On or after June 19, 2012, we may require holders to convert the Series E Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series E Preferred Stock for a certain period of time. The Series E Preferred Stock is redeemable, in whole or in part, beginning on June 19, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series E Preferred Stock may also be redeemed under limited circumstances prior to June 19, 2012. We are not required to redeem the shares and the Series E Preferred Stock has no stated maturity date.

During the three-month period ended June 30, 2007, we issued 547,500 shares of Common Stock through at-market transactions under a controlled equity offering program and received net proceeds of $14.6 million. During the same period in 2007, we issued 454,600 shares of Series C Preferred Stock and received net proceeds of $11.1 million.

During the three-month period ended June 30, 2007, we issued 2,185,980 shares of Common Stock under the DRSPP and received net proceeds of $58.0 million.

Off-Balance Sheet Commitments

As of June 30, 2007, we had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans – correspondent originations	$654,337
ARM loans – wholesale originations	134,496
ARM loans – direct originations	42,641

$831,474

Contractual Obligations

As of June 30, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$24,728,685	$19,100,051	$—	$4,663,634	$965,000
Asset-backed CP	8,201,965	8,201,965	—	—	—
Collateralized Mortgage Debt (1)	19,255,819	29,951	74,830	110,805	19,040,233
Whole loan financing facilities	1,700,567	1,700,567	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$54,432,036	$29,032,534	$74,830	$4,774,439	$20,550,233

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

Results of Operations for the Three Months Ended June 30, 2007

For the quarter ended June 30, 2007, our net income was $83.4 million, or $0.66 Basic EPS and Diluted EPS, based on weighted average basic and diluted shares of Common Stock outstanding of 119,007,000 and 119,292,000, respectively. That compares to $69.7 million, or $0.61 Basic EPS and Diluted EPS for the quarter ended June 30, 2006, based on weighted average shares of Common Stock outstanding of 110,992,000, an 8.2% increase in our EPS.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1) / Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Jun 30, 2005	16.53%	1.04%	1.03%	2.00%	(1.54)%	0.29%	13.71%
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.29%	1.31%	1.07%	1.67%	(1.06)%	0.43%	12.88%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.98%	1.59%	1.24%	1.55%	(1.45)%	0.91%	13.14%
Jun 30, 2007	18.19%	0.52%	1.24%	1.68%	(0.09)%	0.95%	13.89%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE increased in the second quarter of 2007 compared to the same period in 2006 primarily as a result of growing our balance sheet and better utilizing our existing capital base, as well as by the decrease in premium amortization as rising interest rates on our ARM Assets during the quarter resulted in a reduced forecast for prepayments which increased the expected yield on our portfolio. This ROE increase was partially offset by increased competition for mortgage assets and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost.

The following table presents the components of our net interest income for the quarters ended June 30, 2007 and 2006:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended June 30,
	2007	2006
Coupon interest income on ARM assets	$747,288	$600,624
Accretion (amortization) of net premium	7,273	(22,199)
Cash and cash equivalents	2,955	1,117

Interest income	757,516	579,542

Reverse Repurchase Agreements and Asset-backed CP	412,388	384,500
Collateralized Mortgage Debt	277,277	164,254
Whole loan financing facilities	20,561	18,118
Senior Notes	6,194	6,133
Subordinated Notes	4,542	4,540
Hedging Instruments	(65,709)	(78,243)

Interest expense	655,253	499,302

Net interest income	$102,263	$80,240

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended June 30,
	2007			2006
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$54,139,626	5.57%	$754,561	$46,071,011	5.02%	$578,425
Cash and cash equivalents	219,180	5.39	2,955	112,040	3.99	1,117

	54,358,806	5.57	757,516	46,183,051	5.02	579,542

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	30,931,136	5.33	412,388	30,359,758	5.07	384,500
Plus: Cost of Hedging Instruments (2)		(0.69)	(53,489)		(0.90)	(68,416)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.64	358,899		4.17	316,084

Collaterized Mortgage Debt	19,622,314	5.65	277,277	12,412,183	5.29	164,254
Plus: Cost of Hedging Instruments (2)		(0.25)	(12,220)		(0.32)	(9,827)

Hedged Collaterized Mortgage Debt		5.40	265,057		4.97	154,427

Whole loan financing facilities	1,338,006	6.15	20,561	1,253,858	5.78	18,118
Senior and Subordinated Notes	545,000	7.88	10,736	545,000	7.83	10,673

	52,436,456	5.00	655,253	44,570,799	4.48	499,302

Net interest-earning assets and spread	$1,922,350	0.57%	$102,263	$1,612,252	0.54%	$80,240

Portfolio Margin (3)		0.75%			0.69%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $44.3 billion and $34.2 billion as of June 30, 2007 and 2006, respectively, and Cap Agreements with net notional balances of $708.7 million and $850.3 million as of June 30, 2007 and 2006, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended June 30, 2007 versus 2006
	Rate	Volume	Total
Interest Income:
ARM assets	$63,681	$112,455	$176,136
Cash and cash equivalents	394	1,444	1,838

	64,075	113,899	177,974

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	36,185	6,630	42,815
Collaterized Mortgage Debt	13,236	97,394	110,630
Whole loan financing facilities	1,150	1,293	2,443
Senior and Subordinated Notes	63	—	63

	50,634	105,317	155,951

Net interest income	$13,441	$8,582	$22,023

Net interest income increased by $22.0 million in the second quarter of 2007, over the same quarter of the prior year. This increase in net interest income is composed of a favorable rate variance and a favorable volume variance. The increased average size of our portfolio during the second quarter of 2007 compared to the same period of 2006 increased net interest income in the amount of $8.6 million. The average balance of our interest-earning assets was $54.4 billion during the quarter ended June 30, 2007, compared to $46.2 billion during the same period of 2006 — an increase of 17.7%. As a result of the yield on our interest-earning assets increasing to 5.57% during the second quarter of 2007 from 5.02% during the same quarter of 2006, an increase of 55 BPs, and our cost of funds increasing to 5.00% from 4.48% during the same period, an increase of 52 BPs, there was a net favorable rate variance of $13.4 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Jun 30, 2005	$30,854	4.65%	0.36%	4.29%	3.44%	0.85%	1.05%
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.21%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%
Jun 30, 2007	$54,359	5.55%	(0.02)%	5.57%	5.00%	0.57%	0.75%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Jun 30, 2005	0.35%	0.06%	(0.05)%	0.36%
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%
Jun 30, 2007	(0.01)%	0.03%	(0.04)%	(0.02)%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

As of June 30, 2007, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 43.7% of our portfolio of ARM Assets or $24.7 billion. During the second quarters of 2007 and 2006, we recorded loan loss provisions totaling $1.4 million and $505,000, respectively, to reserve for estimated credit losses on ARM Loans.

At June 30, 2007 and December 31, 2006, our Purchased Securitized Loans totaled $6.1 billion and $6.8 billion, respectively. These assets are Qualifying Interests for purposes of maintaining our exemption from the Investment Company Act because we retain a 100% ownership interest in the underlying loans. Because we purchase all classes of these securitizations, we have the credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2007, 74 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $79.6 million. Activity in non-accretable discounts for the three month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$15,078	$15,251
Increase for securities purchased	—	—
Increase for expected future losses	—	—
Realized losses	—	—
Reclassifications to accretable discount	—	—

Balance at end of period	$15,078	$15,251

We recorded a net gain of $1.6 million on Derivatives during the second quarter of 2007, which consisted of a net gain of $7.8 million on Pipeline Hedging Instruments and a net gain of $139,000 on other Derivative transactions partially offset by a net loss of $6.3 million on commitments to purchase loans from correspondent lenders and bulk sellers. We recorded a net gain of $9.1 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $7.7 million on Pipeline Hedging Instruments and a net gain of $1.4 million on commitments to purchase loans from correspondent lenders and bulk sellers.

We realized a gain of $308,000 on the sale of $309.9 million of Purchased ARM Assets during the second quarter of 2007. We realized a loss of $65,000 on ARM securities during the second quarter of 2006.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Jun 30, 2005	0.06%	0.13%	0.10%	0.29%
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%
Jun 30, 2007	0.05%	0.07%	0.07%	0.19%

The most significant increases to our operating expenses for the quarter ended June 30, 2007 compared to June 30, 2006 were the $2.3 million increase in performance-based compensation paid to the Manager and the $926,000 increase in base management fees paid to the Manager partially offset by the $1.2 million decrease in expenses related to the operations of TMHL and the $460,000 decrease in the expenses associated with our long-term incentive awards. Our ROE prior to the effect of the performance-based fee of $9.5 million for the second quarter of 2007 was 15.57%, whereas the threshold used to determine the amount of the performance-based fee, the average Ten Year U.S. Treasury Rate plus 1%, was 5.85%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the quarter ended June 30, 2007, which includes the effect of the performance-based fee of $9.5 million, was 13.89%.

Results of Operations for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, our net income was $158.4 million, or $1.27 Basic EPS and Diluted EPS, based on weighted average basic and diluted shares of Common Stock outstanding of 116,556,000 and 108,618,000. That compares to $142.1 million, or $1.26 Basic EPS and Diluted EPS for the six months ended June 30, 2006, based on weighted average shares of Common Stock outstanding of 108,618,000, a 1.0% increase in our EPS.

Our ROE was 13.52% for the six months ended June 30, 2007 compared to 12.40% for the same period in 2006. Our ROE increased in the first six months of 2007 compared to the same period in 2006 primarily as a result of growing our balance sheet and better utilizing our existing capital base, as well as the decrease in premium amortization as rising interest rates on our ARM Assets during the first six months of 2007 resulted in a reduced forecast for prepayments which increased the expected yield on our portfolio. This ROE increase was partially offset by increased competition for mortgage assets and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost.

The following table presents the components of our net interest income for the six months ended June 30, 2007 and 2006:

Comparative Net Interest Income Components

(in thousands)

	For the six months ended June 30,
	2007	2006
Coupon interest income on ARM assets	$1,475,706	$1,144,471
Amortization of net premium	(644)	(42,889)
Cash and cash equivalents	6,512	1,716

Interest income	1,481,574	1,103,298

Reverse Repurchase Agreements and Asset-backed CP	826,997	715,773
Collateralized Mortgage Debt	541,663	304,428
Whole loan financing facilities	40,519	29,170
Senior Notes	12,327	12,266
Subordinated Notes	9,082	8,098
Hedging Instruments	(141,957)	(135,298)

Interest expense	1,288,631	934,437

Net interest income	$192,943	$168,861

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the six months ended June 30,
	2007			2006
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$53,595,856	5.50%	$1,475,062	$44,425,511	4.96%	$1,101,582
Cash and cash equivalents	261,795	4.98	6,512	86,330	3.98	1,716

	53,857,651	5.50	1,481,574	44,511,841	4.96	1,103,298

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	30,840,106	5.36	826,997	29,453,982	4.86	715,773
Plus: Cost of Hedging Instruments (2)		(0.77)	(118,664)		(0.84)	(124,227)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.59	708,333		4.02	591,546

Collaterized Mortgage Debt	19,210,841	5.64	541,663	11,880,715	5.12	304,428
Plus: Cost of Hedging Instruments (2)		(0.24)	(23,293)		(0.19)	(11,071)

Hedged Collaterized Mortgage Debt		5.40	518,370		4.93	293,357

Whole loan financing facilities	1,341,163	6.04	40,519	1,031,087	5.66	29,170
Senior and Subordinated Notes	545,000	7.86	21,409	520,538	7.82	20,364

	51,937,110	4.96	1,288,631	42,886,322	4.36	934,437

Net interest-earning assets and spread	$1,920,541	0.54%	$192,943	$1,625,519	0.60%	$168,861

Portfolio Margin (3)		0.72%			0.76%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $44.3 billion and $34.2 billion as of June 30, 2007 and 2006, respectively, and Cap Agreements with net notional balances of $708.7 million and $850.3 million as of June 30, 2007 and 2006, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Six Months ended June 30, 2007 versus 2006
	Rate	Volume	Total
Interest Income:
ARM assets	$121,094	$252,386	$373,480
Cash and cash equivalents	432	4,364	4,796

	121,526	256,750	378,276

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	84,951	31,836	116,787
Collaterized Mortgage Debt	27,223	197,790	225,013
Whole loan financing facilities	1,981	9,368	11,349
Senior and Subordinated Notes	83	962	1,045

	114,238	239,956	354,194

Net interest income	$7,288	$16,794	$24,082

Net interest income increased by $24.1 million in the six months ended June 30, 2007, over the same period of the prior year. This increase in net interest income is composed of a favorable rate variance and a favorable volume variance. The increased average size of our portfolio during the first six months of 2007 compared to the same period of 2006 increased net interest income in the amount of $16.8 million. The average balance of our interest-earning assets was $53.9 billion during the six months ended June 30, 2007, compared to $44.5 billion during the same period of 2006 — an increase of 21.1%. As a result of the yield on our interest-earning assets increasing to 5.50% during the first six months of 2007 from 4.96% during the same quarter of 2006, an increase of 54 BPs, and our cost of funds increasing to 4.96% from 4.36% during the same period, an increase of 60 BPs, there was a net favorable rate variance of $7.3 million.

For the six months ended June 30, 2007, our ratio of operating expenses to average assets was 0.19%, compared to 0.21% for the same period in 2006. The most significant increases to our operating expenses for the six months June 30, 2007 compared to June 30, 2006 were the $1.7 million increase in base management fees paid to the Manager and the $1.5 million increase in performance-based compensation paid to the Manager partially offset by the $471,000 decrease in expenses related to operations of TMHL and the $336,000 decrease in the expenses associated with our long-term incentive awards. Our ROE prior to the effect of the performance-based fee of $17.7 million for the first six months of 2007 was 15.14%, whereas the threshold used to determine the amount of the performance-based fee, the average Ten Year U.S. Treasury Rate plus 1%, was 5.76%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the six months ended June 30, 2007, which includes the effect of the performance-based fee of $17.7 million, was 13.52%.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2007. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of June 30, 2007.

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

Net Portfolio Effective Duration

June 30, 2007

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.39 Years	0.32 Years	0.50 Years	0.31 Years	0.65 Years
Hybrid ARMs	2.29	1.74	2.60	1.31	2.76

Total ARM Assets	2.04	1.55	2.33	1.18	2.49

Borrowings and hedges	(1.84)	(1.93)	(1.81)	(2.03)	(1.79)

Net Effective Duration	0.13 Years	(0.16) Years	0.29 Years	(0.40) Years	0.38 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.7, 3.1 and 1.9 years respectively.

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

Our earnings model base case at June 30, 2007 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in interest rate management strategies as interest rates change, was (4.1)%, (5.3)%, 4.9% and 7.4%, respectively, of projected net income for the twelve months ended June 30, 2008. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

Taxable Income Per Share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REIT Taxable income per share	$0.65	$0.60	$1.29	$1.30
Payments under long-term incentive plan	0.01	—	0.01	0.02
Taxable REIT subsidiary income (loss)	0.01	0.04	(0.01)	0.02
Gain on purchase loan commitments	0.01	—	0.01	—
Hedging Instruments, net	—	(0.02)	0.02	(0.04)
Provision for credit losses, net	(0.01)	—	(0.02)	(0.01)
Long-term incentive plan expense	(0.01)	(0.01)	(0.03)	(0.03)
Other	—	—	—	—

GAAP EPS	$0.66	$0.61	$1.27	$1.26

We estimate that our undistributed taxable income as of June 30, 2007, after deducting the estimated second quarter common dividend declared on July 19, 2007, was $6.0 million, or $0.05 per share, based on estimated outstanding common shares of 123,101,000 as of the second quarter dividend record date.

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. The Code also requires that we meet a defined annual 75% source of income test and an annual 95% source of income test. As of June 30, 2007, we calculated that we were in compliance with all of these requirements. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of June 30, 2007, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended June 30, 2007, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

At June 30, 2007, there were no material pending legal proceedings to which we were a party or of which any of our property was subject.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Shareholders was held on April 19, 2007.

(b)	Election of Class I Directors

	Votes
Nominee	For	Withheld
Anne-Drue M. Anderson	101,525,888	6,235,818
David A. Ater	101,602,057	6,159,648
Larry A. Goldstone	101,503,169	6,258,536
Ike Kalangis	101,552,278	6,209,427

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: August 8, 2007	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2007	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: August 8, 2007	/s/ Clarence G. Simmons, III
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

“Basic EPS” means basic earnings per share, calculated by dividing net income available to common shareholders by the average common shares outstanding during the period.

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

“FIN” means Financial Accounting Standards Board Interpretation.

“Fixed Option ARM” means a Hybrid ARM Asset that has a fixed interest rate for an initial period of three to ten years after which it converts to a Traditional ARM Asset. The loan product offers four payment options during the fixed rate period with the understanding that if a payment option is selected that is less than the interest-only option, the shortfall will be added to the principal balance of the loan until the loan balance increases to a maximum of 110% to 118% of the original loan balance. When the negative amortization limit is reached, the loan’s payment option is converted to at least meet interest only payments until the fixed rate period expires and the loan is recast to fully amortize over the remaining term of the loan. The Fixed Option ARM has an original maturity of 40 years, an initial interest rate change cap of 4% or 5% after the fixed rate period, a 2% interest rate change cap in subsequent years and a lifetime interest rate change cap of 5% over the original note rate.

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

“Preferred Stock” means the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock, issued by TMA.

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

“REO” means real estate properties owned by the Company.

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

“Series C Preferred Stock” means the 8% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series D Preferred Stock” means the Series D Adjusting Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series E Preferred Stock” means the 7.50% Series E Cumulative Convertible Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

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

“Traditional Pay Option ARM” means a Traditional floating rate ARM Asset that typically is indexed to a short term market rate and has no interest rate change cap despite monthly or quarterly resets, offers an annual maximum payment cap of 7.5% and offers borrowers the ability to select a payment amount with the understanding that if a payment is selected that is less than a fully indexed rate the shortfall will be added to the principal balance of the loan until the loan balance increases to a maximum of 110% to 125% of the original loan balance, at which time the loan is recast to fully amortize over the remaining term of the loan.

“Whole loan-collateralized CP” means commercial paper collateralized by ARM loans held for securitization which provides an additional way to finance our ARM loans held for securitization. We issue Whole loan-collateralized CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Consolidated Balance Sheets.