Form 10-Q
period 2007-09-30
THORNBURG MORTGAGE INC
filed 2007-11-09
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Common Stock ($.01 par value) 130,696,377 as of November 2, 2007

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollar amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$9,634,239	$21,504,372
Purchased Securitized Loans, net	723,611	6,806,944

Purchased ARM Assets	10,357,850	28,311,316

ARM Loans:
Securitized ARM Loans, net	2,460,622	2,765,749
ARM Loans Collateralizing Debt, net	21,626,009	19,072,563
ARM loans held for securitization, net	800,973	1,383,327

ARM Loans	24,887,604	23,221,639

ARM Assets	35,245,454	51,532,955
Cash and cash equivalents	221,437	55,159
Restricted cash and cash equivalents	332,571	206,875
Hedging Instruments	55,400	370,512
Accrued interest receivable	194,824	328,206
Other assets	243,561	211,345

	$36,293,247	$52,705,052

LIABILITIES
Reverse Repurchase Agreements	$10,514,766	$20,706,587
Asset-backed CP	1,000,000	8,906,300
Collateralized Mortgage Debt	21,142,610	18,704,460
Whole loan financing facilities	670,133	947,905
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000
Hedging Instruments	68,234	161,615
Payable for securities purchased	—	5,502
Accrued interest payable	92,057	171,852
Dividends payable	9,153	80,442
Accrued expenses and other liabilities	91,271	98,317

	34,133,224	50,327,980

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share;
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125 and $133,340, respectively; 7,230,000 shares authorized, 6,525,000 and 5,334,000 shares issued and outstanding, respectively	157,958	128,768
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 shares authorized, 4,000,000 shares issued and outstanding	96,303	96,200
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063 and $0, respectively; 6,163,000 and 0 shares authorized, respectively; 3,163,000 and 0 shares issued and outstanding, respectively	76,172	—
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $557,014 and $0, respectively; 23,000,000 and 0 shares authorized, respectively; 22,281,000 and 0 shares issued and outstanding, respectively	528,199	—
Common Stock: par value $0.01 per share; 458,585,500 and 487,748,000 shares authorized, respectively; 128,279,000 and 113,775,000 shares issued and outstanding, respectively	1,283	1,138
Additional paid-in-capital	2,779,141	2,477,171
Accumulated other comprehensive loss	(342,051)	(312,048)
Accumulated deficit	(1,136,982)	(14,157)

	2,160,023	2,377,072

	$36,293,247	$52,705,052

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income from ARM Assets and cash equivalents	$621,980	$667,172	$2,103,554	$1,770,470
Interest expense on borrowed funds	(585,829)	(580,037)	(1,874,460)	(1,514,474)

Net interest income	36,151	87,135	229,094	255,996

Servicing income, net	4,125	4,227	12,289	11,867
Mortgage services income, net	575	286	1,294	286
(Loss) gain on ARM Assets, net	(1,099,246)	65	(1,097,090)	(214)
(Loss) gain on Derivatives, net	(25,271)	5,926	(16,995)	21,543

Net non-interest (loss) income	(1,119,817)	10,504	(1,100,502)	33,482

Provision for credit losses	(2,628)	(754)	(4,860)	(1,759)
Management fee	(6,183)	(6,402)	(19,770)	(18,242)
Performance fee	—	(8,654)	(17,742)	(24,882)
Long-term incentive awards	15,490	735	9,303	(5,788)
Other operating expenses	(9,192)	(7,220)	(23,306)	(21,392)

(Loss) income before provision for income taxes	(1,086,179)	75,344	(927,783)	217,415
Provision for income taxes	(12,000)	—	(12,000)	—

NET (LOSS) INCOME	$(1,098,179)	$75,344	$(939,783)	$217,415

Net (loss) income	$(1,098,179)	$75,344	$(939,783)	$217,415
Dividends on Preferred Stock	(10,238)	(2,485)	(20,392)	(7,257)

Net (loss) income available to common shareholders	$(1,108,417)	$72,859	$(960,175)	$210,158

Basic and Diluted (loss) earnings per common share:
Net (loss) income	$(8.94)	$0.64	$(8.07)	$1.91

Average number of common shares outstanding	123,968	113,316	119,054	110,195

Dividends declared per common share	$—	$0.68	$1.36	$2.04

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(1,098,179)	$75,344	$(939,783)	$217,415
Other comprehensive income (loss):
Unrealized gains on securities:
Net unrealized (losses) gains arising during the period	(657,777)	358,093	(894,944)	81,857
Reclassification adjustment for net losses included in income	1,099,246	—	1,097,090	—

Net change in unrealized gains on securities	441,469	358,093	202,146	81,857

Unrealized losses on Hedging Instruments:
Net unrealized (losses) gains arising during the period	(330,402)	(403,129)	(30,878)	27,251
Reclassification adjustment for net gains included in income	(64,790)	(93,475)	(201,271)	(223,562)

Net change in unrealized losses on Hedging Instruments	(395,192)	(496,604)	(232,149)	(196,311)

Other comprehensive income (loss)	46,277	(138,511)	(30,003)	(114,454)

Total comprehensive (loss) income	$(1,051,902)	$(63,167)	$(969,786)	$102,961

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2007 and 2006

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2005	$111,535	$1,048	$2,235,435	$(147,517)	$6,585	$2,207,086
Comprehensive income:
Net income					217,415	217,415
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				81,857		81,857
Hedging Instruments:
Fair value adjustment				(196,311)		(196,311)
Issuance of Common Stock		86	233,969			234,055
Issuance of Series C Preferred Stock	11,861					11,861
Dividends declared on Series C Preferred Stock – $1.50 per share					(7,257)	(7,257)
Dividends declared on Common Stock – $1.36 per share					(153,139)	(153,139)

Balance, September 30, 2006	$123,396	$1,134	$2,469,404	$(261,971)	$63,604	$2,395,567

Balance, December 31, 2006	$224,968	$1,138	$2,477,171	$(312,048)	$(14,157)	$2,377,072
Comprehensive income:
Net loss					(939,783)	(939,783)
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				202,146		202,146
Hedging Instruments:
Fair value adjustment				(232,149)		(232,149)
Issuance of Common Stock		145	301,970			302,115
Issuance of Preferred Stock	633,664					633,664
Dividends declared on Preferred Stock:
Series C – $1.50 per share					(9,282)	(9,282)
Series D – $1.48 per share					(5,928)	(5,928)
Series E – $0.53 per share					(1,623)	(1,623)
Series F – $0.16 per share					(3,559)	(3,559)
Dividends declared on Common Stock – $1.36 per share					(162,650)	(162,650)

Balance, September 30, 2007	$858,632	$1,283	$2,779,141	$(342,051)	$(1,136,982)	$2,160,023

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating activities:
Net (loss) income	$(1,098,179)	$75,344	$(939,783)	$217,415
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	14,053	11,477	19,744	70,327
Loss (gain) on ARM Assets, net	1,099,246	(65)	1,097,090	214
Loss (gain) on Derivatives, net	25,271	(5,926)	16,995	(21,543)
Provision for credit losses	2,628	754	4,860	1,759
Non-cash interest income	(14,856)	—	(51,164)	—
Change in assets and liabilities:
Accrued interest receivable	166,771	(29,363)	133,382	(100,156)
Other assets	(55,967)	(8,861)	(34,052)	(60,284)
Accrued interest payable	(94,234)	28,424	(79,795)	68,297
Accrued expenses and other liabilities	3,810	(5,231)	(7,046)	25,543

Net cash provided by operating activities	48,543	66,553	160,231	201,572

Investing activities:
ARM securities:
Purchases	(1,062,225)	(474,756)	(9,300,878)	(5,501,165)
Proceeds on sales	15,696,126	—	17,349,369	—
Principal payments	901,051	1,073,006	3,223,031	3,078,294
Purchased Securitized Loans:
Purchases	—	—	—	(933,043)
Proceeds on sales	5,144,909	—	5,144,909	—
Principal payments	182,832	265,665	783,004	767,953
Securitized ARM loans:
Principal payments	146,383	135,390	268,847	237,583
ARM Loans Collateralizing Debt:
Principal payments	728,201	695,151	2,662,885	1,746,786
ARM loans held for securitization:
Purchases and originations	(1,278,746)	(4,612,996)	(4,850,789)	(10,098,501)
Principal payments	38,163	14,063	105,853	40,426

Net cash provided by (used in) investing activities	20,496,694	(2,904,477)	15,386,231	(10,661,667)

Financing activities:
Net paydowns on Reverse Repurchase Agreements	(14,213,920)	(1,772,445)	(10,191,821)	(1,503,105)
Net (paydowns) borrowings from Asset-backed CP	(7,201,965)	979,300	(7,906,300)	3,586,300
Collaterized Mortgage Debt borrowings	2,673,624	4,206,695	5,340,953	9,672,863
Collaterized Mortgage Debt paydowns	(786,833)	(644,921)	(2,902,803)	(1,641,015)
Net (paydowns) borrowings on whole loan financing facilities	(1,030,434)	278,822	(277,772)	289,852
Net proceeds from issuance of Subordinated Notes	—	—	—	50,000
Receipts (payments) on Eurodollar contracts	688	(29,769)	2,429	(20,597)
Proceeds from Common Stock issued, net	66,778	10,433	302,115	234,055
Proceeds from Preferred Stock issued, net	533,211	5,534	633,871	11,965
Dividends paid	(89,191)	(79,463)	(254,538)	(231,503)
Payment to purchase or terminate Hedging Instruments, net	(1,028)	(363)	(622)	(826)
Net decrease in restricted cash	(289,263)	(108,281)	(125,696)	(95,470)

Net cash (used in) provided by financing activities	(20,338,333)	2,845,542	(15,380,184)	10,352,519

Net increase (decrease) in cash and cash equivalents	206,904	7,618	166,278	(107,576)
Cash and cash equivalents at beginning of period	14,533	32,034	55,159	147,228

Cash and cash equivalents at end of period	$221,437	$39,652	$221,437	$39,652

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2006 Annual Report on Form 10-K.

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

Purchased Securitized Loans are third-party loan securitizations in which the Company purchased all principal classes of the securitizations, including the subordinated classes. In August 2007, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains all of the credit risk indicative of holding all of the classes. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. With the sale of the AAA-rated principal classes, none of the Company’s Purchased Securitized Loans at September 30, 2007 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

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

The Company’s Purchased Securitized Loans include all credit loss classes of third-party ARM loan securitizations. When the Company acquired the classes that were below Investment Grade, the purchase price of those securities generally included a discount for probable credit losses. This discount was recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a reduction in earnings.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset or a Securitized ARM Loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. For securities valued by management, the Company first looks to identify a security in its portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. The objective is to use the third-party quote as the primary valuation indicator; however, if the Company is unable to identify a similar security in its portfolio, management looks to recent market transactions of similar securities or makes inquiries of broker-dealers that trade similar securities and uses the data obtained to calculate a market price based on a yield or spread target. At September 30, 2007, the Company’s ARM Assets were valued pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	Unrealized (Loss) Gain	% of Fair Value to Total ARM Assets
Third-party pricing service	627	$6,054,313	$(195,891)	17%
Similar characteristics to a security valued by a third- party pricing service	130	3,895,451	(68,952)	11%
Recent market transactions for similar securities	13	408,086	2,880	1%

Total	770	$10,357,850	$(261,963)	29%

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

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively, at which time the fair value is recognized into earnings.

Hybrid ARM Hedging Instruments

The Company may enter into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets such that the combined Effective Duration of its borrowings and Hybrid ARM Hedging Instruments closely matches the Effective Duration of the Hybrid ARM Assets, the difference being Net Effective Duration. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap Agreements decline such that they are expected to approximately equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments.

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

The Company generally designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments have been recorded in OCI and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to income. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

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

In those circumstances where a cash flow hedge is terminated, the Company conducts an analysis to determine when the amount in OCI should be reclassified into earnings in accordance with SFAS 133. If the original forecasted transaction was determined to be probable not to occur, the net gain or loss in OCI is immediately reclassified into earnings. Otherwise, the net gain or loss remains in OCI and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Pipeline Hedging Instruments

The Company may enter into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase correspondent and bulk loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in current earnings. The net gain (loss) related to Pipeline Hedging Instruments is reflected in Gain (loss) on Derivatives, net, on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 8. Since inception of the Plan in 2002, the Company has accounted for all awards at fair value on the grant date and recorded subsequent changes in the fair value of the awards in current period earnings. The PSRs issued under the Plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock. The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense or a reduction of expense over the vesting period. Dividend-equivalent payments on DERs and vested PSRs are recognized as compensation expense in the period in which they are declared. PSRs generally do not earn a dividend-equivalent until they are vested.

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

The provision for income taxes for the quarter and nine months ended September 30, 2007 was $12.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $37.0 million. The provision related to a deferred tax liability associated with certain interest rate cap agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. The Company plans to hold these cap agreements until expiration and not trigger the tax liability that it would incur if it terminated the agreements. Income taxes for the quarter and nine months ended September 30, 2006 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and sales for tax purposes, and TMHL’s net operating loss carryforward from 2004, 2005 and 2006. Management has established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at September 30, 2007 and December 31, 2006.

Earnings per share

Basic EPS amounts are computed by dividing net (loss) income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. The Company had no outstanding Common Stock equivalents during 2006. For the three- and nine-month periods ended September 30, 2007, 15,325,000 and 5,888,000 potentially dilutive shares from Series E and Series F Preferred Stock were not included in the computation of Diluted EPS because to do so would be anti-dilutive.

Following is information about the computation of the EPS data for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands except per share data):

	Net (Loss) Income	Shares	EPS
Three Months Ended September 30, 2007
Net Loss	$(1,098,179)
Preferred Stock dividends	(10,238)

Basic EPS and Diluted EPS, loss available to common shareholders	$(1,108,417)	123,968	$(8.94)

Three Months Ended September 30, 2006
Basic EPS and Diluted EPS, income available to common shareholders	$72,859	113,316	$0.64

Nine Months Ended September 30, 2007
Net Loss	$(939,783)
Preferred Stock dividends	(20,392)

Basic EPS and Diluted EPS, loss available to common shareholders	$(960,175)	119,054	$(8.07)

Nine Months Ended September 30, 2006
Basic EPS and Diluted EPS, income available to common shareholders	$210,158	110,195	$1.91

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

Note 2. ARM Assets

The following tables present the Company’s ARM Assets as of September 30, 2007 and December 31, 2006 (in thousands):

September 30, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$9,777,814	$758,594	$2,453,035	$21,490,931	$805,986	$35,286,360
Net unamortized premium (discount)	60,737	(5,187)	9,654	144,883	(2,571)	207,516
Allowance for loan losses	—	—	(6,925)	(9,805)	(301)	(17,031)
Non-accretable discounts	—	(20,979)	—	—	—	(20,979)
Net unrealized loss on purchase loan commitments	—	—	—	—	(2,141)	(2,141)
Principal payment receivable	27,871	20,963	4,858	—	—	53,692

Amortized cost, net	9,866,422	753,391	2,460,622	21,626,009	800,973	35,507,417
Gross unrealized gains	1,780	15,925	535	6,226	8,990	33,456
Gross unrealized losses	(233,963)	(45,705)	(199,155)	(204,080)	(1,418)	(684,321)

Fair value	$9,634,239	$723,611	$2,262,002	$21,428,155	$808,545	$34,856,552

Carrying value	$9,634,239	$723,611	$2,460,622	$21,626,009	$800,973	$35,245,454

December 31, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

The Company realized a loss of $1.1 billion on the sale of $23.6 billion of Purchased ARM Assets during the nine months ended September 30, 2007. The Company did not sell any Purchased ARM Assets during the nine months ended September 30, 2006. The Company recorded an impairment charge to recognize management’s estimate of additional future losses inherent in its Purchased Securitized Loan portfolio and realized a loss of $6.0 million and $214,000 on ARM Assets during the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, the Company securitized $5.7 billion of ARM Loans into four Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM loans to separate bankruptcy-remote legal entities, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $352.7 million of the resulting securities for its ARM Loan portfolio and financed $5.3 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of September 30, 2007 and December 31, 2006, the Company held $21.6 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of September 30, 2007 and December 31, 2006, the Company held $2.5 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the nine months ended September 30, 2007, the Company did not acquire any Purchased Securitized Loans. Of the $23.6 billion of Purchased ARM Assets sold during the nine months ended September 30, 2007, $5.4 billion were Purchased Securitized Loans rated A or better. At September 30, 2007 and December 31, 2006, the Company’s Purchased Securitized Loans totaled $723.6 million and $6.8 billion, respectively. These assets were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act at December 31, 2006. Due to the sale of the majority of the AAA-rated principal classes of the Purchased Securitized Loans in August 2007, none of the Purchased Securitized Loans are Qualifying Interests at September 30, 2007. Because the Company purchased all credit loss classes of these securitizations, the Company has credit exposure on the underlying loans. The purchase price of the classes that are less than Investment Grade generally included a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk was treated as a non-accretable discount. As of September 30, 2007, 75 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent, including real estate properties as a result of foreclosure, and had an aggregate balance of $78.0 million. Activity in non-accretable discounts for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$15,087	$11,551
Increase for securities purchased	—	3,975
Increase for expected future losses	6,020	214
Realized losses	(128)	(397)
Reclassifications to accretable discount	—	(100)

Balance at end of period	$20,979	$15,243

At September 30, 2007, substantially all of our available-for-sale securities had contractual maturities in excess of ten years.

As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not expect to sell the Purchased ARM Assets held at September 30, 2007 and therefore does not expect to realize these gross unrealized losses. The Company’s sale of $21.9 billion of Purchased ARM Assets during the third quarter of 2007 was made in response to unprecedented turmoil in the credit markets.

The Company has credit exposure on its ARM Loans. The following tables summarize ARM Loan delinquency information as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

September 30, 2007

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	6	$4,333	0.02%		0.01%
90 days or more	1	476	0.00		0.00
In bankruptcy and foreclosure	26	12,920	0.07		0.04

	33	17,729	0.09	(1)	0.05

Bulk Acquisitions
60 to 89 days	9	5,724	0.08		0.02
90 days or more	4	1,693	0.02		0.00
In bankruptcy and foreclosure	30	32,335	0.46		0.09

	43	39,752	0.56	(2)	0.11

	76	$57,481	0.24%		0.16%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	4	$4,591	0.03%		0.01%
90 days or more	0	—	0.00		0.00
In bankruptcy and foreclosure	12	6,843	0.04		0.01

	16	11,434	0.07	(1)	0.02

Bulk Acquisitions
60 to 89 days	1	318	0.00		0.00
90 days or more	1	386	0.00		0.00
In bankruptcy and foreclosure	9	8,723	0.11		0.02

	11	9,427	0.11	(2)	0.02

	27	$20,861	0.09%		0.04%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of September 30, 2007, the Company owned twenty REO as a result of foreclosing on delinquent loans in the amount of $8.9 million (not included in the table above), representing 0.03% of ARM Loans. Activity in allowance for loan losses for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$13,908	$10,751
Provision for credit losses	4,860	1,759
Charge offs related to REO	(1,686)	—
Realized losses	(51)	—

Balance at end of period	$17,031	$12,510

The Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at September 30, 2007.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 87.2% and 84.8% of ARM Loans at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 4.3% of ARM Assets and accumulated deferred interest totaled $4.6 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $5.7 billion and $10.0 billion of ARM loans during the nine months ended September 30, 2007 and 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $27.6 million, net of amortization of $4.5 million during the nine months ended September 30, 2007, are included in other assets on the Consolidated Balance Sheet at September 30, 2007. MSRs of $33.1 million are included in other assets on the Consolidated Balance Sheet at December 31, 2006. During the nine months ended September 30, 2007, the Company recorded an impairment charge of $1.1 million against the amortized cost of the MSRs in the Traditional ARM risk stratum. At September 30, 2007, the fair value of the MSRs of $40.7 million equaled or exceeded their cost basis in each risk stratum.

As of September 30, 2007, the Company had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans – correspondent originations	$92,329
ARM loans – wholesale originations	24,396
ARM loans – direct originations	11,741

$128,466

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of September 30, 2007 and December 31, 2006, the Company was counterparty to Swap Agreements having aggregate notional balances of $6.9 billion and $34.8 billion, respectively. As of September 30, 2007, these Swap Agreements had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.66% and 4.51% at September 30, 2007 and December 31, 2006, respectively. In addition, as of September 30, 2007, the Company had entered into delayed Swap Agreements with notional balances totaling $1.0 billion that became effective in October 2007 and are also accounted for as cash flow hedges as of September 30, 2007. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at September 30, 2007 and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.19% at September 30, 2007.

The net unrealized loss on these Swap Agreements at September 30, 2007 of $17.1 million included Swap Agreements with gross unrealized losses of $35.3 million and gross unrealized gains of $18.2 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. As of September 30, 2007, the net unrealized loss on these Swap Agreements recorded in OCI was $3.3 million. In the twelve month period following September 30, 2007 based on the current level of interest rates, $162,000 of net unrealized losses are expected to be realized through interest margin.

As of September 30, 2007 and December 31, 2006, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $673.3 million and $934.2 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at September 30, 2007 and December 31, 2006 was $4.2 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $6.5 million as of September 30, 2007 and December 31, 2006 are included in OCI. In the twelve month period following September 30, 2007, $3.2 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.97%. The Cap Agreements had an average maturity of 3.4 years as of September 30, 2007 and will expire between 2008 and 2013.

In August 2007, the Company terminated Swap Agreements with a notional balance of $43.8 billion for a net payment of $878,000 with $4.7 million recognized immediately as a gain on Derivatives and $(5.6) million recorded as a charge to OCI. At September 30, 2007, the net unrealized loss recorded in OCI relating to all terminated Swap Agreements totaled $69.5 million. The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. During the nine months ended September 30, 2007, the Company reclassified $26.4 million of income into net interest income. In the fourth quarter of 2007, $26.2 million of income is expected to be reclassified into net interest income. During 2008, $56.7 million of losses are expected to be reclassified into net interest income.

Interest expense for the three- and nine-month periods ended September 30, 2007 includes net receipts on Hybrid ARM Hedging Instruments of $53.5 million and $195.4 million, respectively. Interest expense for the same periods in 2006 includes net receipts on Hybrid ARM Hedging Instruments of $96.4 million and $231.7 million, respectively.

Pipeline Hedging Instruments and Other Derivative Transactions

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company may hedge these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in (Loss) gain on Derivatives, net in the Consolidated Income Statements. There were no Pipeline Hedging Instruments at September 30, 2007. The fair value of the Pipeline Hedging Instruments at December 31, 2006 was a net unrealized loss of $849,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had a remaining notional balance of $349.0 million at December 31, 2006.

The Company recorded a net loss of $17.0 million on Derivatives during the nine months ended September 30, 2007. This loss included a net loss of $12.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $3.3 million on Pipeline Hedging Instruments. The Company also recognized a net gain of $5.5 million on Swap Agreement terminations and a $13.8 million unrealized loss on Swap Agreements which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007. The Company recorded a net gain of $21.5 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $43.6 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $23.3 million on Pipeline Hedging Instruments.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 15 different financial institutions and had borrowed funds from all of these firms as of September 30, 2007. The Company has obtained committed Reverse Repurchase Agreement financing capacity of $1.8 billion through the first quarter of 2008.

As of September 30, 2007, the Company had $10.5 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.54% and a weighted average remaining maturity of 9.9 months. As of December 31, 2006, the Company had $20.7 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.39% and a weighted average remaining maturity of 4.7 months. As of September 30, 2007, $5.6 billion of the Company’s borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from one to twelve months and $2.1 billion were structured Reverse Repurchase Agreements with original maturities that range from three to five years. Generally, the counterparty has the right to call the structured Reverse Repurchase Agreements monthly after the first year beginning September 2007. The interest rates of these term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a carrying value of $11.6 billion, including accrued interest, collateralized the Reverse Repurchase Agreements at September 30, 2007.

At September 30, 2007, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$3,997,773
31 to 89 days	2,114,695
90 to 365 days	2,342,798
Greater than 365 days	2,059,500

$10,514,766

Asset-backed CP

The Company issues Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on the Company’s Consolidated Balance Sheets and are rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of September 30, 2007 and December 31, 2006, the Company had $1.0 billion and $8.9 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.65% and 5.34%, respectively, and a weighted average remaining maturity of 69 days and 54 days, respectively.

As of September 30, 2007 and December 31, 2006, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a carrying value of $1.0 billion and $9.5 billion, respectively, including accrued interest.

Collateralized Mortgage Debt

All of the Company’s Collateralized Mortgage Debt is secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Collateralized Mortgage Debt is recorded as the Company’s debt. In some transactions, Hedging Instruments are held by bankruptcy-remote legal entities and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions.

The following tables present the Collateralized Mortgage Debt that was outstanding as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

September 30, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$2,305,329	5.71%
Capped floating-rate financing (2)	14,304,150	5.71%
Fixed-rate financing (3)	4,533,131	5.38%

Total	$21,142,610	5.64%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $14.3 billion as of September 30, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $921.9 million and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $2.8 billion and fixed-rate financing of $779.8 million as of September 30, 2007.

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

As of September 30, 2007 and December 31, 2006, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.5 billion and $19.0 billion, respectively. The debt matures between 2033 and 2047 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at September 30, 2007 and December 31, 2006 of approximately 3.5 years.

Whole Loan Financing Facilities

As of September 30, 2007, the Company had two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between November 2007 and April 2008. In addition to this committed borrowing capacity, the Company has an uncommitted borrowing capacity of $1.4 billion. The Company is currently evaluating additional proposals for increasing its committed borrowing capacity. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of September 30, 2007, the Company had $670.1 million borrowed against these whole loan financing facilities at an effective rate of 5.64%. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. The amount borrowed on the whole loan financing facilities at September 30, 2007 was collateralized by ARM Loans with a carrying value of $724.6 million. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. Due to the losses the Company experienced on asset sales during the third quarter of 2007, the Company requested waivers of this covenant from each lender for the quarter ended September 30, 2007, which were granted. The Company was in compliance with all other covenants related to the whole loan financing facilities at September 30, 2007.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at September 30, 2007 and December 31, 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At September 30, 2007 and December 31, 2006, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.3 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities, that the Company makes. As of September 30, 2007, the Company was in compliance with all financial and non-financial covenants contained in its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at September 30, 2007 and December 31, 2006. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average rate of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At September 30, 2007 and December 31, 2006, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.2 million and $233.1 million, and had an effective cost of 7.70%, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of September 30, 2007, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations. There are no financial covenants contained in the Subordinated Note obligations.

Other

The total cash paid for interest was $670.1 million and $534.6 million for the quarters ended September 30, 2007 and 2006, respectively, and $1.9 billion and $1.4 billion for the nine months ended September 30, 2007 and 2006, respectively.

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$9,634,239	$9,634,239	$21,504,372	$21,504,372
Purchased Securitized Loans	723,611	723,611	6,806,944	6,806,944
Securitized ARM Loans	2,460,622	2,262,002	2,765,749	2,787,913
ARM Loans Collateralizing Debt	21,626,009	21,428,155	19,072,563	18,965,175
ARM loans held for securitization	800,973	808,545	1,383,327	1,379,913
Hedging Instruments	55,400	55,400	370,512	370,512

Liabilities:
Reverse Repurchase Agreements	$10,514,766	$10,514,766	$20,706,587	$20,706,587
Asset-backed CP	1,000,000	1,000,000	8,906,300	8,906,300
Collaterized Mortgage Debt	21,142,610	20,798,104	18,704,460	18,757,845
Whole loan financing facilities	670,133	670,133	947,905	947,905
Senior Notes	305,000	267,638	305,000	305,000
Subordinated Notes	240,000	156,000	240,000	237,300
Hedging Instruments	68,234	68,234	161,615	161,516

As of September 30, 2007 and December 31, 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

In May 2007, the Company completed a public offering of 4,500,000 shares of Common Stock and received net proceeds of $116.4 million.

In June 2007, the Company completed a public offering of 2,956,250 shares of Series E Preferred Stock at a public offering price of $25.00 per share and received net proceeds of $71.2 million. In July 2007, the Company issued an additional 206,250 shares of Series E Preferred Stock pursuant to the exercise of the remaining over-allotment option it had granted to underwriters and received net proceeds of $5.0 million. The quarterly dividend is equal to the sum of $0.46875 (which is equal to an annual base dividend rate of 7.50% of the $25.00 liquidation preference per share), plus the product of the excess, if any, over $0.68 of the quarterly cash dividend paid on each share of Common Stock and the conversion rate then in effect. Shares of the Series E Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series E Preferred Stock by the conversion rate then in effect. The initial conversion price is $32.37 per share of Common Stock. On or after June 19, 2012, the Company may require holders to convert the Series E Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series E Preferred Stock for a certain period of time. The Series E Preferred Stock is redeemable, in whole or in part, beginning on June 19, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series E Preferred Stock may also be redeemed under limited circumstances prior to June 19, 2012. The Company is not required to redeem the shares and the Series E Preferred Stock has no stated maturity date.

In September 2007, the Company completed a public offering of 23,000,000 shares of Series F Preferred Stock at a public offering price of $25.00 per share and received net proceeds of $545.3 million. The quarterly dividend is equal to the greater of (i) $0.6250 per quarter (which is equal to an annual base rate of 10% of the $25.00 liquidation preference per share or $2.50 per year) or (ii) if, with respect to any calendar quarter, the Company distributes to the holders of its Common Stock any cash, including quarterly cash dividends, an amount that is the same percentage of the $25.00 liquidation preference per share of Series F Preferred Stock as the Common Stock dividend yield for that quarter. Shares of the Series F Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series F Preferred Stock by the conversion rate then in effect. The initial conversion price is $11.50 per share of Common Stock. On or after September 7, 2012, the Company may require holders to convert the Series F Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series F Preferred Stock for a certain period of time. The Series F Preferred Stock is redeemable, in whole or in part, beginning on September 7, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series F Preferred Stock may also be redeemed under limited circumstances prior to September 7, 2012. The Company is not required to redeem the shares and the Series F Preferred Stock has no stated maturity date. As of September 30, 2007, 1,090,835 shares of Series F Preferred Stock had been converted to Common Stock.

During the three- and nine-month periods ended September 30, 2007, the Company issued 108,500 and 2,066,000 shares, respectively, of Common Stock through at-market transactions under a controlled equity offering program and received net proceeds of $2.4 million and $52.9 million, respectively.

During the three-month period ended September 30, 2007, the Company did not issue any Series C Preferred Stock. During the nine-month period ended September 30, 2007, the Company issued 1,191,400 shares of Series C Preferred Stock through at-market transactions under a controlled equity offering program and received net proceeds of $29.3 million.

During the three and nine-month periods ended September 30, 2007, the Company issued 3,793,242 and 6,374,622 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $47.3 million and $115.5 million, respectively.

As of September 30, 2007, $360.3 million of the Company’s registered securities remained available for future issuance and sale under its general shelf registration statement, declared effective on June 16, 2005.

On July 19, 2007, the Company declared a quarterly dividend of $0.68 per share of Common Stock, which was paid on September 17, 2007 to shareholders of record as of August 3, 2007.

On September 18, 2007, the Company declared a quarterly dividend of $0.50 per share of Series C Preferred Stock, which was paid on October 15, 2007 to shareholders of record as of September 28, 2007.

On September 18, 2007, the Company declared a quarterly dividend of $0.4921875 per share of Series D Preferred Stock, which was paid on October 15, 2007 to shareholders of record as of October 1, 2007.

On September 18, 2007, the Company declared a quarterly dividend of $0.46875 per share of Series E Preferred Stock, which was paid on October 15, 2007 to shareholders of record as of September 28, 2007.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive (loss) income
Balance, December 31, 2005	$(537,510)	$389,993	$(147,517)
Net change	81,857	(196,311)	(114,454)

Balance, September 30, 2006	$(455,653)	$193,682	$(261,971)

Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	202,146	(232,149)	(30,003)

Balance, September 30, 2007	$(261,963)	$(80,088)	$(342,051)

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant PSRs, DERs and SARs.

As of September 30, 2007, there were 1,502,566 DERs outstanding, all of which were vested, and 1,488,711 PSRs outstanding, of which 1,374,809 were vested. The Company recorded an expense recapture associated with DERs and PSRs of $15.5 million and $735,000 for the quarters ended September 30, 2007 and September 30, 2006, respectively. The recapture recorded in the third quarter of 2007 consists of $17.9 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.9 million associated with dividend equivalents paid on DERs and PSRs and $384,000 related to the amortization of unvested PSRs. The recapture recorded in the third quarter of 2006 consists of $3.1 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.9 million associated with dividend equivalents paid on DERs and PSRs and $504,000 related to the amortization of unvested PSRs. To date, the Company has not issued SARs under the Plan.

Note 9. Transactions with Related Parties

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.39% on the first $300 million of Average Historical Equity, plus 1.02% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.90% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.84% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.79% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.74% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. Each quarter, the Manager earns a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

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

During the quarters ended September 30, 2007 and 2006, the Company paid certain reimbursement expenses of $3.7 million and $3.2 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. During the nine months ended September 30, 2007 and 2006, the Company reimbursed the Manager $10.7 million and $8.6 million, respectively, for expenses. As of September 30, 2007 and 2006, $7.3 million and $5.7 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended September 30, 2007 and 2006, the Company incurred base management fees of $6.2 million and $6.4 million, respectively, in accordance with the terms of the Management Agreement. For the nine-month periods ended September 30, 2007 and 2006, the Company incurred base management fees of $19.8 million and $18.2 million, respectively. As of September 30, 2007 and 2006, $3.7 million and $2.1 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarter ended September 30, 2007, the Company did not incur performance-based fees because the Manager did not achieve the ROE target defined in the Management Agreement. For the quarter ended September 30, 2006, the Company incurred performance-based fees in the amount of $8.7 million. For the nine-month periods ended September 30, 2007 and 2006, the Company incurred performance-based fees in the amount of $17.7 million and $24.9 million, respectively. As of September 30, 2007, no amounts were payable by the Company to the Manager for performance-based compensation. As of September 30, 2006, $8.7 million was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential mortgage loan origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of September 30, 2007, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $59.5 million, and had a weighted average interest rate of 5.31%, and maturities ranging between 2031 and 2037.

Note 10. Contingent Liabilities

Securities Class Action Litigation

On August 21, 2007, a complaint for a securities class action was filed in the United States District Court for the District of New Mexico against the Company, and certain of its officers and all of its directors. Subsequently, three similar class action complaints were filed in the Southern District of New York, and one more was filed in the District of New Mexico. All five complaints allege that the Company and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiff and members of the putative class purchased Common Stock at these artificially inflated market prices. The complaints allege class periods ranging from October 6, 2005 through August 20, 2007. Each complaint seeks unspecified money damages. The three cases originally filed in New York have now been transferred to the District of New Mexico. All five complaints are likely to be consolidated, and litigated as a single proceeding.

The class action litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process in inherently uncertain. However, the Company believes the allegations and claims are without merit and that the Company has valid defenses, and intends to defend itself vigorously. At September 30, 2007, no loss amount had been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

On August 24, 2007, a shareholder derivative complaint, or the “Derivative Complaint,” was filed in the First Judicial District Court (Santa Fe County, New Mexico) by an alleged shareholder of the Company alleging that certain of the Company’s officers and all of its directors violated state law, breached their fiduciary duties, and were unjustly enriched, during the period between October 2005 and August 24, 2007, resulting in substantial monetary losses and other damages to the Company. The Derivative Complaint seeks unspecified money damages, along with changes in corporate governance and internal procedures.

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes the allegations are without merit, and intends to defend itself vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly. At September 30, 2007, no loss amount had been accrued because a loss is not considered probable or estimable.

Note 11. Subsequent Events

On October 16, 2007, the Company declared a quarterly dividend of $0.479166667 per share of Series F Preferred Stock, payable on November 15, 2007 to shareholders of record on October 31, 2007.

On October 30 , 2007, the Company securitized $832.9 million of its ARM Loans into Collateralized Mortgage Debt and placed 87.7% of the resulting securities with third party investors.

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

Executive Overview

Market Events in the Third Quarter of 2007

In early August 2007, the secondary market for financing mortgage assets and rated MBS came under severe pressure for a number of reasons. During 2007, lower credit quality loans and securities backed by subprime mortgage loans and, to a lesser extent, Alt-A mortgage loans were downgraded by rating agencies as the credit performance of the underlying loans deteriorated and, as a result, the prices of securities backed by those loans declined. In late July 2007 and early August 2007, confidence deteriorated among mortgage investors owning MBS as a result of (i) suggestions by mortgage originators that credit problems were beginning to appear in their prime mortgage loan portfolios, (ii) bankruptcy filings of some mortgage lenders, (iii) rating agency downgrades of substantial numbers of MBS and (iv) public announcements by several large mortgage originators that they were planning to cease lending in the prime jumbo segment of the mortgage market because of a lack of ability to sell those mortgages in the secondary market. In response to these market events and the concerns they created among mortgage investors, market prices of all private-label MBS including those backed by prime mortgage loans, including MBS held in our portfolio, suddenly and unexpectedly began to decline despite falling interest rates.

At that time, we had $33.4 billion of collateralized short-term borrowings where the borrowing amount was directly determined by the value of our MBS and loans. Given the sudden decline in mortgage asset prices, and in certain instances, virtual lack of trading activity making price discovery impossible, we were required to quickly meet margin calls by providing additional collateral to support our outstanding borrowings. Additionally, as market conditions deteriorated, access to additional financing became impossible to obtain. Access to certain financing in our commercial paper program became unavailable as did access to additional Reverse Repurchase Agreement financing. Further, several of our finance counterparties informed us of their intent to quickly exit the mortgage financing business altogether, while many of our lenders increased margin requirements. Despite the excellent credit quality of our MBS portfolio, this combination of factors required us to provide more collateral to support our borrowings and/or to sell assets to pay off borrowings that could not be rolled over.

Further affecting our liquidity situation was the fact that investors began to buy Treasury Securities as a “safe haven” pushing down Treasury Securities yields at the same time that mortgage asset yields were rising and MBS prices were falling. Since we had a substantial hedging position in Swap Agreements, the valuation of which is tied to Treasury Securities, our liquidity position was also adversely affected by the decline in the value of these Hedging Instruments.

The secondary market for financing and selling mortgage assets operates through several channels. One channel is the asset-backed market for securities backed by mortgage loan collateral. The deterioration in this MBS market was precipitated, in part, by a series of rating agency downgrades in the non-prime segment of this market in 2007. This led first to a decline in the issuance of new MBS and, shortly thereafter, a virtual halt in the issuance of securities backed by lower credit quality loan collateral. To sell these MBS or effect financings, the interest rates on these mortgage securities had to be increased. Many traditional buyers, however, were suddenly unwilling to buy at any price regardless of the quality of the underlying loans. While we continued to be able to opportunistically securitize and finance our high quality mortgage loans during the quarter, the financing rates were significantly higher than the yields on the underlying mortgage loans that had been priced or purchased prior to August 2007.

A second channel for financing mortgage loans and mortgage securities is the commercial paper market which involves rolling short-term borrowings secured by MBS or other mortgage assets. A number of Alt-A lenders and subprime lenders that had been using the commercial paper market to fund their loans and securities went out of business or declared bankruptcy in 2007. As many of the commercial paper issuers ran into their own financing difficulties, they exercised extendable maturity features instead of paying off maturing amounts on their commercial paper. As a result, commercial paper investors stopped investing in mortgage-backed commercial paper with extendable maturity features. As an issuer of commercial paper with an extendable maturity feature, we were unable to continue rolling over our maturing commercial paper as a result of the general disruption in the commercial paper market. This led us to seek alternative sources of financing or, when not available, to sell assets to pay off maturing commercial paper. To date, we have paid all of our commercial paper at maturity in part from sales of assets and in part from a transfer of collateral to Reverse Repurchase Agreements. Currently, however, we are not able to issue new commercial paper as that market is still not available to us.

With commercial paper financing suddenly not available, we turned to the Reverse Repurchase Agreement market as another source of balance sheet funding for our mortgage securities. There was, however, an increased demand for Reverse Repurchase Agreement financing as others also sought financing in this market. The financing requests appeared greater than the amount of financing that Reverse Repurchase Agreement dealers could provide, leading dealers to limit the financing they were willing to make available. Declining MBS prices and rising margin requirements compounded the problem and many borrowers in the Reverse Repurchase Agreement market did not have enough liquidity to meet their margin requirements. As a result, they were forced to sell or liquidate their loan or securities collateral. As mortgage securities were sold in a panicked market, prices declined further and trading activity in the secondary market for mortgage assets diminished, which triggered more margin calls by Reverse Repurchase Agreement dealers. Further, because of the decline in trading activity, many dealers found it increasingly difficult to sell securities in the market or determine a fair market value price. Some dealers began to increase their margin requirements at the same time that prices were falling. This further fueled the acceleration of collateral liquidations, leading to further declines in mortgage securities prices due to excess supply. As a result, the Reverse Repurchase Agreement market, while functioning, is no longer functioning as it had prior to these events. We have retained a reduced ability to borrow in the Reverse Repurchase Agreement market because we have reduced the amount of our Reverse Repurchase Agreement borrowings and because we have satisfied the margin requirements of our remaining reverse repurchase counterparties. In addition, we have entered into two committed Reverse Repurchase Agreement financing arrangements with a total borrowing capacity of $1.8 billion through the first quarter of 2008, of which $900 million is currently unused, to ensure we have reverse repurchase financing available to the extent required to finance new assets, remaining assets financed with commercial paper and/or assets financed with counterparties that are exiting the business or reducing their reverse repurchase lending lines.

Another vehicle that we use to finance our mortgage assets is the warehouse lending market. Warehouse financing lines are temporary financing facilities in which loans are aggregated pending securitization. To date, we continue to be able to finance our loans on our warehouse lines and we have had continuous access to warehouse financing for mortgage loans due to our ability to complete securitization transactions as needed. We continue to have several securitization options available to us, which may include the issuance of a collateralized mortgage debt obligation, the creation of a pass-through securitization that would be financed in the Reverse Repurchase Agreement market, or the sale of securitized loans, that will enable us to pay off our warehouse lenders and allow us to continue to fund and warehouse new loans.

However, the significant disruptions in all of our sources of secondary market financing, including the lack of availability of financing, declines in the market value of our securities portfolio and increases in margin requirements reduced our cash and liquidity in the third quarter and led to the actions described below.

Impact of Third Quarter 2007 Events on Our Financial Condition

On August 14, 2007, we announced that our Board of Directors had rescheduled the payment date of our previously declared second quarter Common Stock dividend of $0.68 per share to September 17, 2007. The dividend was originally scheduled to be paid on August 15, 2007 to shareholders of record on August 3, 2007. The Board of Directors took this action in response to the significant disruptions in the mortgage market described above and the resulting decline in our cash and liquidity position. In light of these market disruptions, the Board of Directors determined that the immediate need was to conserve cash and satisfy our lenders, which would be more beneficial in preserving shareholder equity than would paying the dividend on the originally scheduled payment date. The second quarter common dividend was paid in full on September 17, 2007.

On October 16, 2007, our Board of Directors elected not to declare a Common Stock dividend for the third quarter. The Board of Directors believed it was in the best long-term interests of our shareholders to forgo payment of a common dividend for the third quarter and to make conserving cash, enhancing liquidity and selectively acquiring new assets the key priorities going into the fourth quarter. The Board of Directors noted that there were continued serious concerns and uncertainty regarding the ongoing availability of financing for mortgage assets in the fourth quarter given the substantial likelihood of continued rating agency downgrades of MBS, and the still fragile state of the financial markets. At the same time, the Board of Directors is expecting our profitability to improve in the fourth quarter, which would allow it to better consider resuming common dividend payments at that time.

We took a series of decisive actions in the third quarter as a result of events in the mortgage finance and credit markets that were beyond management’s control, designed to increase liquidity, reduce our assets and associated borrowings, and preserve shareholder equity. These actions included the sale of High Quality ARM assets, a simultaneous reduction in our short-term borrowings which were based on the market value of those assets, the termination of most of our Swap Agreements, the completion of collateralized mortgage debt financing transactions and a public offering of convertible preferred stock.

During the third quarter ended September 30, 2007, a number of factors negatively affected our earnings and balance sheet. Those factors are set forth below and discussed later in more detail:

•	We sold $21.9 billion of ARM assets during the quarter and recorded an aggregate estimated loss on those sales of $1.1 billion.

•	We recorded a loss on our forward commitments to fund mortgage loans (technically referred to as a derivative) during the quarter, net of our hedges on those commitments, of $11.5 million.

•	We incurred premium amortization expense for the quarter of $36.3 million as a result of the decline in forward LIBOR rates against which future mortgage interest rate adjustments will be indexed.

•

We incurred a $12.0 million tax provision related to a deferred tax liability associated with certain Cap Agreements owned by one of our taxable REIT subsidiaries that were entered into in conjunction with certain securitization transactions. We plan to hold these Cap Agreements until expiration and not trigger the tax liability that we would incur if we terminated the Cap Agreements.

•

We recorded $7.8 million in interest expense related to one-time commitment fees paid to secure committed short-term financing, to facilitate the payoff of our Asset-backed CP program, to create new financing arrangements to replace arrangements with reverse repurchase counterparties exiting the business and to significantly reduce the potential need for additional asset sales.

•	We recorded a $6.0 million impairment charge against our pay option ARM securities as well as provided an additional $1.6 million provision for estimated losses on existing REO.

Offsetting these negative factors were the following benefits in the quarter:

•	A $17.9 million long-term incentive award benefit as we marked down the value of our long-term incentive awards based on a decline in our Common Stock price.

•

A $53.4 million reduction in our interest expense as a result of the positive net benefit of the Hedging Instruments held during the quarter including the realization of a portion of the benefit resulting from the termination of Swap Agreements having aggregate notional balances of $43.8 billion during the quarter.

•	The non-incurrence of the incentive management fee during the quarter.

During the quarter, we, or in certain instances, our third-party financing counterparties, sold $21.9 billion in primarily AAA- and AA-rated ARM securities at an aggregate estimated loss of $1.1 billion. Approximately $16.4 billion of these assets were sold by us and the remaining $5.5 billion were sold in satisfaction of debt by several of our Reverse Repurchase Agreement counterparties. For REIT tax distribution purposes, these realized losses on asset sales are considered capital losses and will not reduce any taxable income either paid or available for dividend distribution in 2007. We also incurred a $12.4 million loss on loans that were funded during the third quarter in which we had locked an interest rate for borrowers prior to the increase in mortgage interest rates that occurred in the third quarter and a $3.7 million loss from hedging these loan commitments. These funding commitments were generally honored at the original locked interest rate. In addition, we realized a $13.8 million unrealized loss related to Swap Agreements which were originally intended to qualify as cash flow hedges but did not due to the reduction in our borrowing in August 2007 and a net gain of $4.6 million on the termination of Swap Agreements for a net loss on derivatives during the quarter of $25.3 million.

We also incurred a $36.3 million premium amortization expense during the quarter, up from an expected amortization expense of $5 million to $10 million for the quarter, despite the fact that the actual portfolio prepayment rate declined to an average 14% CPR for the third quarter from an average 17% CPR for the second quarter. Of this amortization expense, $12.1 million is related to the amortization of premiums on mortgage securities that remain in our portfolio, but had been part of a restructuring during the quarter that facilitated more efficient asset sales. The remaining $24.2 million reflects increased amortization due to the impact of the decline in expected future LIBOR interest rates, which lowered the anticipated future interest rate and yield on our Hybrid ARM Assets over their remaining lives. As of September 30, 2007, the net premium on assets remaining in the portfolio was 0.48%, down from 0.76% at the end of the second quarter.

We recorded a $12.0 million tax provision in the quarter related to a deferred tax liability associated with certain Cap Agreements entered into by one of our taxable REIT subsidiaries in conjunction with certain securitization transactions. We were paid a premium for these Cap Agreements when executed and are amortizing the premium into income over the life of the Cap Agreements. Given that interest rates declined in the third quarter, the current market value of these Cap Agreements is less than the remaining unamortized premium received on the Cap Agreements, and we have an unrealized gain on the Cap Agreements. Although we plan to hold these Cap Agreements until expiration at which time no tax liability will be due, GAAP requires that we provide a deferred tax provision based on this unrealized gain. Going forward, we will revalue the Cap Agreements each period and increase or decrease the tax provision based on changes in the unrealized gain.

We also found it necessary to obtain additional short-term financing during the quarter in order to avoid additional asset sales, and were able to do so by paying commitment fees to certain finance counterparties in exchange for short-term financing commitments. We expensed $7.8 million of those commitment fees during the quarter. We have aggregate Reverse Repurchase Agreement financing committed capacity in the amount of $1.8 billion over the next six months of which $900 million is currently unused, and we will be amortizing another $7.5 million in commitment fees over that time period. The quarterly expense going forward should be lower, however, than what was incurred during the third quarter.

We also determined that the current delinquencies on $414.0 million of our remaining Purchased Securitized Loans backed by pay option ARMs suggest that eventual losses may exceed prior period expectations. Therefore, we recorded a $6.0 million impairment charge against those securities during the quarter. To date, we have realized losses of only $119,000 with respect to those securities but some additional losses are expected. Further, we are actively pursuing reselling many of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage securities. We stopped acquiring pay option ARM assets from third parties in January 2007. The remainder of our Purchased Securitized Loans are performing as expected from a credit perspective.

The credit quality of our originated and bulk purchased loans remains exceptional. While we have experienced a slight increase in delinquent loans in the quarter, the credit performance of our loans still ranks among the best in the industry, and we believe that we have sufficient credit reserves to cover estimated losses. At September 30, 2007, our 60-plus day delinquent loans and REO were 0.27% of our $24.8 billion portfolio of securitized and unsecuritized loans, up from 0.21% at June 30, 2007, but still significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency and REO percentage of 2.81% as of the end of the second quarter, the most recent date for which data is available. As a further precaution, we also elected to increase our provision for loan losses by $2.6 million in the quarter resulting in an allowance for loan losses of $17.0 million at September 30, 2007. The $2.6 million provision includes $1.6 million to replenish the general reserves related to unrealized but expected losses recorded on single-family residential properties that we hold for sale in our portfolio as REO. Further, we continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses. However, after 22 consecutive quarters without incurring a principal loss on foreclosed loans, we realized loan losses of $52,000 in the third quarter of 2007.

Partially offsetting all of these negative earnings effects in the quarter was the fact that we did not incur any incentive management fee as a result of the Manager’s failure to earn the minimum rate of return on common equity necessary to qualify for that incentive fee. Incentive management fee expense averaged $8.9 million per quarter in the first two quarters of 2007. Additionally, as a result of the decline in our Common Stock price between June 30 and September 30, 2007, the value of PSRs granted to employees and directors has been greatly reduced, resulting in a quarterly expense recapture of $15.5 million. Long-term incentive award expense averaged $3.1 million in the first two quarters of 2007.

The financing of our mortgage assets during the quarter also came at an unexpectedly higher expense than prior quarters when financing markets were functioning more normally. The incurrence of commitment fees for certain financings contributed to the increased cost of funds for the quarter, as did the increased spreads to LIBOR in both the commercial paper and Reverse Repurchase Agreement markets. Additionally, despite the Federal Reserve having reduced the Federal Funds rate in September 2007, short-term LIBOR rates remained well above normal spreads to the Federal Funds rate for much of August 2007 and September 2007, a reflection of the tight credit conditions in the mortgage finance markets. As a result, our borrowing costs for the quarter averaged 5.78% before the impact of Hedging Instruments, well above the prior quarter’s borrowing cost of 5.50% before the impact of Hedging Instruments. We did, however, receive a $53.4 million benefit in our cost of funds as a result of our active Hedging Instruments during the quarter and the amortization of gains on certain Hedging Instruments that were terminated during the quarter compared to a $65.7 million benefit in the prior quarter. After inclusion of each quarter’s hedge benefit, our cost of funds averaged 5.26% for the third quarter, as compared to 5.00% in the second quarter. One-month LIBOR has declined since mid-September 2007 and has moved closer to the Federal Funds rate. Additionally, the Federal Funds rate has been reduced again since September 2007. The benefit of these declining rates is likely to be partially experienced in the fourth quarter and in 2008.

Upon termination of certain Hedging Instruments, we are required under GAAP to reclassify our gains and losses over the remaining life of the Hedging Instruments in accordance with the forward yield curve at the time of the termination. Accordingly, we received an amortized hedge benefit on terminated Swap Agreements of $24.6 million in the third quarter, which was part of the $53.4 million benefit referenced above, and are expecting to receive an additional hedge benefit of $27.7 million in the fourth quarter as we continue to recognize the gains and losses from our terminated hedging transactions. The magnitude of this cost of funds benefit will begin to diminish with an expected benefit of $2.9 million in the first quarter of 2008, followed by an expected expense of approximately $12.1 million in the second quarter of 2008, and further followed by an average expected expense of approximately $15 million per quarter through the second half of 2008. These hedge impacts are irrespective of any additional hedge benefit or hedge cost that we might incur from our existing or future hedging activities, and it should be further noted that given recent declines in the Federal Funds rate, our hedge benefit would have declined anyway had we held these Hedging Instruments.

As of September 30, 2007, our ARM Asset portfolio consisted of 94.8% AAA-rated assets and 5.2% below AAA-rated assets. While those ARM assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms materially improve for these asset classes. Margin requirements remain high, financing spreads to LIBOR remain high and the number of finance counterparties for these asset classes remain limited. To date, we have been successful in securing financing for our below AAA-rated assets, but we continue to be concerned about the availability of financing for those assets in light of continued disruptions in the mortgage finance markets and are pursuing more permanent or predictable forms of financing that may be more expensive but would not subject us to any further deterioration in the mortgage finance markets. Also, while we have successfully obtained waivers of financial covenants from our warehouse lenders to be able to continue to fund our mortgage loans, the commercial paper market for financing AAA-rated securities remains closed to issuers using extendable maturity features and we remain concerned about the overall mortgage market impact of ‘structured investment vehicles’ created and held by others for which financing remains uncertain.

Securitization Activity During the Third Quarter of 2007

During the third quarter, we successfully completed two collateralized mortgage securitization financing transactions for our mortgage loans. In July 2007, we completed a $1.5 billion securitization in which we sold AAA-rated floating rate mortgage securities to third parties at LIBOR plus 27 basis points for an estimated initial net margin over the underlying mortgage loan yield of 0.86% before expenses. Additionally, we successfully financed all of the below AAA-rated classes in the Reverse Repurchase Agreement market, which represented 4.00% of the securitized loans. In late August 2007, we completed a $1.4 billion securitization financing transaction whereby we securitized our pre-August inventory of unsecuritized loans and sold AAA-rated fixed rate securities to third parties at an estimated initial net margin of -0.08%. Additionally, we financed the remaining AAA-rated and below AAA-rated classes in the Reverse Repurchase Agreement market, which represented 4.55% of the securitized loans. This securitization was notable as it allowed us to pay off our warehouse lenders which was necessary for us to resume our mortgage loan funding operations, despite the fact that the net margin was negative.

In October 2007, we completed a transaction similar to the August securitization in which we securitized $832.9 million of loans, sold most of the AAA-rated securities to third party investors and successfully financed the remaining securities in the Reverse Repurchase Agreement market. Partially due to higher yielding mortgage loan collateral in the transaction and partially due to mortgage security spread improvement, the net margin on securities placed with third party investors improved to 0.82%.

Capital Raises During the Third Quarter of 2007

In September 2007, we sold 23 million shares of Series F Preferred Stock at a public offering price of $25.00 per share. From this new issuance, we received net proceeds of $545.3 million at an average net price of $23.71 per share. These shares are immediately convertible into common shares at a current conversion price of $11.50 per share of Common Stock. The proceeds from this preferred issuance provided another source of liquidity during the quarter to strengthen our balance sheet, improve our cash position, meet remaining margin calls and pay our second quarter common dividend. It also allowed us to resume our mortgage loan funding operation, expand a few of our financing facilities and support limited acquisition of MBS. We also raised net proceeds of $5.0 million through the sale of additional Series E Preferred Stock at an average net price of $24.21.

We also raised net proceeds of $49.8 million through the sale of additional common equity during the quarter at an average net price of $12.75 per share. These sales occurred primarily through the DRSPP.

Origination Activity During the Third Quarter of 2007

Loan originations totaled $1.3 billion for the third quarter and $4.7 billion for the first nine months of 2007, compared to our targets of $2.0 billion and $5.1 billion, respectively. As a result of liquidity concerns and the cessation of our loan fundings for a portion of the third quarter, our loan commitment and funding volumes were significantly reduced and the fall-out adjusted pipeline of loans declined significantly to $128.5 million at September 30, 2007, compared to $831.4 million at June 30, 2007. As a result of recent mortgage rate adjustments that we made during October, loan lock activity is beginning to improve.

Our correspondent lending partner relationships remained steady at 313.

Our wholesale lending channel, which was launched June 1, 2006, continues to grow. In the third quarter of 2007, we originated a total of $288.2 million in loans through our wholesale channel, compared to $37.1 million in the prior-year period, for an increase of more than 670%. We now support 541 brokerage firms representing more than 5,500 loan originators, and we are on course to meet our goal of 700 wholesale lending partners by year-end.

Third Quarter 2007 Results

As a result of the asset sales and associated reduction in short term borrowings, our leverage position was also greatly reduced in the quarter. At September 30, 2007, total assets were $36.3 billion, short-term borrowings in the form of commercial paper, Reverse Repurchase Agreements and whole loan financing were $12.2 billion and permanent collateralized mortgage debt was $21.1 billion. On a leveraged basis, we had a GAAP equity to asset ratio of 5.95% at the end of the quarter, up from 4.71% at June 30, 2007. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 49 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. We are currently operating at an Adjusted Equity-to-Assets Ratio of 16.80%. At September 30, 2007, we had active and forward starting Swap Agreements totaling $7.9 billion with a weighted average fixed rate of 4.73%. At September 30, 2007, our net duration was 0.88 years or 10.6 months which is within our policy limit of one year or less and should enable us to benefit from Federal Funds rate cuts. As a result of our Unencumbered Assets position of $1.1 billion and readily available liquidity of approximately $700 million at September 30, 2007, we believe that we have adequate liquidity in the near term to continue to grow loan originations and to acquire an additional $2 billion of high quality assets so long as financing is available for those assets.

Our ARM Assets portfolio interest rate in the third quarter improved principally as a result of the sale of lower interest rate mortgage assets during the quarter. The weighted average coupon earned on our ARM Assets portfolio in the third quarter prior to amortization expense was 5.73% compared to 5.55% in the prior quarter. Premium amortization during the third quarter was a $36.3 million expense. Going forward, and based on the current level of prepayment rates, yield curve shape, recent reductions in the Federal Funds rate and improving market for new ARM assets, we anticipate that our portfolio margin and earnings should continue to benefit from better spreads. We further expect that, given our current portfolio size, continued slow prepayment rates and current interest rates, premium amortization expense will return to a range of 6 basis points to 11 basis points per quarter.

Our net spread was 0.08% during the third quarter and our portfolio margin was 0.31% but these spreads were adversely affected by a variety of factors outlined above. After adjusting for the factors discussed above that impacted our asset yields and funding costs during the quarter, we estimate that our net spread might have been approximately 0.65% on the existing portfolio in the month of September 2007, compared to the 0.54% spread that we realized in the first half of 2007.

On a GAAP basis, our book value at September 30, 2007 was $10.14 per common share. OCI represented an aggregate $342.0 million difference between the market value of our Purchased ARM Assets and Hedging Instruments and their respective book values. The OCI value was comprised of a $262.0 million unrealized loss on our Purchased ARM Assets and a $80.0 million unrealized loss on our Hedging Instruments.

Asset acquisition strategies going forward

Looking ahead, we believe we have improved opportunities to reinvest our monthly pay-downs and judiciously add new assets at better returns than had been available prior to August 2007. We are considering several asset acquisition and funding strategies at present.

First, we could purchase AAA-rated ARM securities or securitize our ARM loans, potentially finance them with short-term borrowings and hedge the interest rate risk by acquiring Swap Agreements to fix our financing costs. We estimate that we can achieve a net spread using this asset acquisition strategy of between 90 and 160 basis points, depending on the duration and characteristics of the asset being purchased.

Also, we would like to increase our use of permanent financing by originating mortgage loans and financing them using collateralized mortgage debt. Given the current mortgage rates offered by us and our estimate of future financing costs, we believe that we can achieve at least a 40 basis point net spread leveraged approximately 27 times. This would translate into a Return on Equity before operating expenses of approximately 17% on these originated and securitized mortgage loans. Our goal is to acquire and securitize 70% of all new assets using this structure. Over time, this strategy will likely result in increased balance sheet leverage and continue to reduce our dependence on short-term financing sources.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “project,” “estimate,” “have confidence” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage securities, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in the section entitled “Risk Factors” in our 2006 Annual Report on Form 10-K and in Part II, Item 1A of this report. We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to corporate governance:

•

The Board of Directors is, and always has been, composed of a majority of independent directors. The Audit, Nominating/Corporate Governance and Compensation Committees of the Board of Directors are, and always have been, composed exclusively of independent directors. The Board of Directors 1) reviews our financial results, policy compliance and strategic direction on at least a quarterly basis, 2) reviews our budget and three-year strategic plan annually and 3) performs an annual review of the Manager’s compensation, performance and implementation of our strategic plan.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $207.5 million at September 30, 2007 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used, which average 25.4% CPR, are appropriate and consistent with our long-term portfolio experience and expectations.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 1% CPR	$(2,931)
Prepayment assumption increased by 2% CPR	$(5,243)
Prepayment assumption decreased by 1% CPR	$4,826
Prepayment assumption decreased by 2% CPR	$7,415

Future premium amortization and accretion will also be influenced by new asset acquisitions, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of most of our Purchased ARM Assets and all of our Hybrid ARM Hedging Instruments are based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. For Purchased Arm Assets valued by management, we first look to identify a security in our portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. Our objective is to use the third-party quote as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At September 30, 2007, management’s judgment was used to estimate the fair value of $4.3 billion or 12% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 1 to the financial statements for a summary table of the methodologies used to value ARM Assets.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses of $279.7 million on Purchased ARM Assets at September 30, 2007 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans periodically for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

•

Allowance for Loan Losses on ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans. The estimate of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the allowance for loan losses are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. Our default assumption range is 45% to 55% and our loss severity assumption range is 20% to 30%.

The following table presents a sensitivity analysis to show the impact on our allowance for loan losses at September 30, 2007 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses (in thousands)
Default assumption increased by 5%	$1,623
Default assumption decreased by 5%	$(1,623)
Loss severity assumption increased by 5%	$3,651
Loss severity assumption decreased by 5%	$(3,652)

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

While we are not a bank or savings and loan institution, our business purpose, strategy, method of operation and risk profile are best understood in comparison to such institutions. We finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term collateralized borrowings. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally match the Effective Duration, which is a calculation expressed in months or years that is a measure of the expected price change of financial instruments based on changes in interest rates, of those assets with funding of comparable Effective Duration. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 49 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. We are currently operating at an Adjusted Equity-to-Assets Ratio of 16.71%. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to ensure our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire Purchased ARM Assets and ARM Loans from investment banking firms, broker-dealers, mortgage bankers, mortgage brokerage firms, banks, savings and loan institutions, credit unions, home builders and other entities involved in originating, securitizing, packaging and selling MBS and mortgage loans. We believe we have a competitive advantage in acquiring and investing in ARM Assets due to the low cost of our operations relative to traditional mortgage investors and originators.

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes 313 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and, as of September 30, 2007, we had 541 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in all 50 states and the District of Columbia. We believe that diversifying our sources for ARM Loans and Purchased ARM Assets will enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

We invest in Hybrid ARM Assets with fixed-rate periods of between 3 and 10 years. We may also invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of September 30, 2007, we did not hold any fifteen year fixed-rate assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Net Effective Duration on Hybrid ARM Assets of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

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

Acquisition, Securitization and Retention of Traditional ARM and Hybrid ARM Loans

We acquire and originate “A quality” ARM Loans through TMHL, our wholly-owned mortgage loan origination and acquisition subsidiary, from four sources: (i) correspondent lending, (ii) wholesale lending, (iii) direct retail lending and (iv) bulk acquisitions. Correspondent lending involves originating individual loans that we generally re-underwrite from lending partners which we have approved and which originate and close the individual loans using our product pricing, underwriting criteria and guidelines, or other approved criteria and guidelines. We currently have 32 correspondent lenders to which we have granted delegated underwriting status, which means they can close a loan according to our underwriting guidelines up to a maximum loan amount of $2.5 million. Loans with exceptions to our guidelines are not eligible under our delegated program. Delegated status has only been granted to those correspondent lenders who have proven they have underwriting processes which mirror our credit criteria and underwriting processes. 71 out of 990 correspondent loans went through the delegated process in the third quarter. Wholesale loan originations are loans which we underwrite and close that are sourced from approved mortgage brokerage firms. Direct retail loan originations are loans that we originate directly to consumers via the internet or by telephone. See “Loan Quality Control” below for a description of quality control performed in our correspondent, wholesale and retail channels. Bulk acquisitions involve acquiring pools of whole loans which are originated using the seller’s guidelines and underwriting criteria. The loans we acquire or originate are financed through warehouse borrowing arrangements pending securitization for our portfolio. In addition to the quality control process that we discuss below, we re-verify the accuracy of Truth in Lending disclosures on an adversely selected sample equal to roughly 45% of correspondent loans and on 100% of wholesale and retail loans. In addition, we perform pre-funding fraud audits on at least 50% of all retail and correspondent loans in process, and on 100% of all wholesale loans in process.

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

We offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We believe this program promotes customer retention and reduces loan prepayments. The loan modification option by which borrowers in good standing can pay a fee to change their current mortgage loan products to any then-available Hybrid or Traditional ARM product was suspended in the third quarter so that the eligibility requirements could be reviewed. This program is not offered to delinquent borrowers and we do not capitalize arrearages. During the third quarter of 2007, we modified 212 loans with balances totaling $94.8 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers can take out equity from their homes on a streamlined basis.

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

Post-funding, TMHL’s wholly owned subsidiary, Adfitech, reviews 100% of our wholesale loans, 100% of loans originated through correspondents with delegated underwriting status and a 10% – 15% sample of our direct retail and correspondent loans, generally within one month of funding. In the future, it is likely we will decrease the number of reviews performed by Adfitech on wholesale loans once we have sufficient evidence of the effectiveness of our underwriting and operating guidelines. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and mortgage brokerage firms. Summary reports are prepared for management and the Board of Directors.

Exceptional Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy minimizes our credit losses and financing costs. As of September 30, 2007, 96.4% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. As of the end of the third quarter, only two of the securities in our portfolio with a carrying value of $3.8 million had been downgraded since acquisition. By contrast, 22 of the 970 securities in our portfolio were upgraded from the original rating as a result of increased subordination due to prepayments within the respective collateral pools. Through November 5, 2007, there have been no downgrades of the securities in our portfolio since September 30, 2007.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. The credit quality of our originated and bulk purchased loans remains exceptional. At September 30, 2007, our 60-plus day delinquent loans and REO were 0.27% of our $24.9 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency and REO percentage of 2.81% as of the end of the second quarter, the most recent date for which data is available. While we experienced a slight increase in delinquent loans and REO in the quarter from 0.21% at June 30, 2007, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 76 delinquent loans out of the 37,728 loans in our $24.9 billion ARM loan portfolio as of September 30, 2007 (dollar amounts in thousands):

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	6	$4,333	0.02%		0.01%
90 days or more	1	476	0.00		0.00
In bankruptcy and foreclosure	26	12,920	0.07		0.04

	33	17,729	0.09	(1)	0.05

Bulk Acquisitions
60 to 89 days	9	5,724	0.08		0.02
90 days or more	4	1,693	0.02		0.00
In bankruptcy and foreclosure	30	32,335	0.46		0.09

	43	39,752	0.56	(2)	0.11

	76	$57,481	0.24%		0.16%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of September 30, 2007, we owned twenty REO as a result of foreclosing on delinquent loans in the amount of $8.9 million (not included in the table above), representing 0.03% of ARM Loans. We increased our provision for loan losses by $2.6 million in the third quarter of 2007, resulting in an allowance for loan losses of $17.0 million at September 30, 2007. The $2.6 million provision includes $1.6 million to replenish the general reserves related to unrealized but expected losses recorded on single-family residential properties that we hold for sale in our portfolio as REO. We realized loan losses of $52,000 in the third quarter of 2007, bringing cumulative realized losses on loans that we have originated or acquired to $226,000 since 1997. We believe that our current allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at September 30, 2007. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

In 2006, we began acquiring Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of September 30, 2007, we held $1.1 billion of Traditional Pay Option ARMs in our ARM loan portfolio, the majority of which were purchased through bulk loan acquisitions, and $426.8 million of Traditional Pay Option ARMS in our Purchased Securitized Loans portfolio. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. The following table summarizes the delinquent Traditional Pay Option ARMs as of September 30, 2007 (dollar amounts in thousands):

	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
ARM Loan Portfolio:
TMHL Originations
Traditional Pay Option ARMs	0	$—	0.00%		0.00%
All other delinquent loans	33	17,729	0.09		0.05

	33	17,729	0.09	(1)	0.05

Bulk Acquisitions
Traditional Pay Option ARMs	13	23,927	0.34		0.07
All other delinquent loans	30	15,825	0.22		0.04

	43	39,752	0.56	(2)	0.11

	76	$57,481	0.24%		0.16%

Purchased Securitized Loan Portfolio:
Traditional Pay Option ARMs	19	55,265			0.15
All other delinquent loans	56	22,755			0.06

	75	78,020			0.21

	75	$78,020			0.21%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 67% and an average original FICO score of 719 at September 30, 2007. We believe that our current allowance for loan losses of $17.0 million is adequate to cover probable losses on Traditional Pay Option ARMs inherent in the ARM Loan portfolio at September 30, 2007. During the third quarter of 2007, we determined that the delinquencies in our Purchased Securitized Loans backed by Traditional Pay Option ARMs suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $6.0 million impairment charge against those securities during the quarter. To date, we have realized losses of only $119,000 with respect to those securities but some additional losses are expected. Further, we are actively pursuing reselling many of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage securities. The remainder of our Purchased Securitized Loans is performing as expected from a credit perspective. We believe the losses inherent in our Purchased Securitized Loan portfolio at September 30, 2007 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, whole loan financing facilities and other collateralized financings that we may establish in the future. Prior to August 2007, we also financed our ARM Assets using Assets-backed CP. As discussed in the “Executive Overview” section beginning on page 26, commercial paper investors stopped investing in mortgage-backed commercial paper programs similar to ours and we are not able to issue new commercial paper using the extendable maturity program that we have been using. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We have established lines of credit and collateralized financing agreements with 15 different financial institutions and have obtained committed Reverse Repurchase Agreement financing capacity of $1.8 billion through the first quarter of 2008.

We enter into four types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements, fixed-rate Reverse Repurchase Agreements, structured Reverse Repurchase Agreements and committed Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from one to twelve months. Our structured Reverse Repurchase Agreements incorporate elements of both the variable rate term and the fixed-rate Reverse Repurchase Agreements, usually have a call feature, and have original maturities ranging from three to five years. The interest rates on these variable rate term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The fixed-rate Reverse Repurchase Agreements have original maturities within two months. The committed Reverse Repurchase Agreements are financings placed on pre-negotiated, committed lines of credit. The respective commitment fees are non-refundable and interest rates are generally higher than un-committed facilities due to the guaranteed term of financing. In addition, the ARM Assets pledged as collateral must meet pre-negotiated eligibility requirements. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

We have an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided us with an alternative way to finance our High Quality ARM Assets portfolio. We issued Asset-backed CP in the form of secured liquidity notes that were rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s to money market investors. The notes were collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we either purchased or created through our loan securitization process. To date, we have paid all of our commercial paper at maturity; however, we are not able to issue new commercial paper. Accordingly, assets financed with the remaining Asset-backed CP will be financed with Reverse Repurchase Agreements as the Asset-backed CP matures through March 2008.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. We are currently operating at an Adjusted Equity-to-Assets Ratio of 16.71%. See further discussion of capital utilization and leverage beginning on page 49 and the calculation of our Adjusted Equity-to-Assets Ratio on page 50.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. We have a Liquidity Management Policy, which is designed to minimize potential shortfalls in liquidity resulting from increases or decreases in interest rates. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk. At September 30, 2007, we had Unencumbered Assets of $1.1 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets and readily available liquidity of approximately $700.0 million.

Hedging Strategies

We attempt to manage our interest rate risk by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments the combined Effective Duration of which is less than one year. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level instead of fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of our Swap Agreements and all of our Cap Agreements decline such that they are expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments. As of September 30, 2007, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 3.0 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.88 years, including the effects of estimated prepayments.

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

The hedging transactions that we currently use are primarily designed to protect our income during periods of changing market interest rates and also may have the benefit of protecting our portfolio market value. However, as was true in the third quarter of 2007, it is possible that during uncertain interest rate or credit markets, the value of our Hedging Instruments could decline at the same time the value of our mortgage assets is declining. We do not enter into derivative transactions for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

Financial Condition

Asset Quality

At September 30, 2007, we held total assets of $36.3 billion, $35.2 billion of which consisted of ARM Assets. That compares to $52.7 billion in total assets and $51.5 billion of ARM Assets at December 31, 2006. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At September 30, 2007, 93.2% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at September 30, 2007 and December 31, 2006 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	September 30, 2007
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,649,389		25.6%	$140		0.0%	$2,649,529	7.5%

Non-agency ARM Assets:
AAA/Aaa rating	6,871,210		66.3	23,879,217	(1)	96.0	30,750,427	87.2
AA/Aa rating	471,143		4.5	29,893	(1)	0.1	501,036	1.4

Total non-agency ARM Assets	7,342,353		70.8	23,909,110		96.1	31,251,463	88.6

Total High Quality	9,991,742		96.4	23,909,250		96.1	33,900,992	96.1

Other Investments
Non-agency ARM Assets:
A rating	202,642		2.0	19,448		0.1	222,090	0.6
BBB/Baa rating	124,167		1.2	12,830		0.0	136,997	0.4
BB/Ba rating and below	39,299	(2)	0.4	161,833	(1)	0.7	201,132	0.6
ARM Loans pending securitization	—		0.0	801,274		3.2	801,274	2.3

Total Other Investments	366,108		3.6	995,385		4.0	1,361,493	3.9

Allowance for loan losses	—		0.0	(17,031)		(0.1)	(17,031)	(0.0)

Total ARM portfolio	$10,357,850		100.0%	$24,887,604		100.0%	$35,245,454	100.0%

(1)

As of September 30, 2007, the Investment Grade classes of ARM Loans Collateralizing Debt have been credit-enhanced through overcollateralization and subordination in the amount of $156.5 million, which is included in the BB/Ba Rating and Below category.

(2)

As of September 30, 2007, we had total non-accretable discounts of $21.0 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of September 30, 2007, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $24.7 billion, consisting of TMHL originations of $17.8 billion and bulk acquisitions of $6.9 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$697,798	$14,000,000	$25,000
Unpaid principal balance	$674,249	$14,000,000	$1,000
Coupon rate on loans	5.99%	9.25%	3.00%
Pass-through rate	5.71%	9.00%	2.67%
Pass-through margin	1.68%	4.42%	0.26%
Lifetime cap	11.07%	18.00%	6.00%
Original term (months)	361	480	120
Remaining term (months)	338	480	69

Geographic distribution (top 5 states):		Property type:
California	29.9%	Single-family	77.2%
New York	10.7	Condominium	17.7
Colorado	8.9	Other residential	5.1
Florida	7.3
Georgia	5.2	ARM Loan type:
		Traditional ARM loans	3.2%
Occupancy status:		Hybrid ARM loans	96.8
Owner occupied	70.1%
Second home	18.7	ARM interest rate caps:
Investor	11.2	Initial cap on Hybrid ARM loans:
		3.00% or less	6.1%
Documentation type:		3.01%-4.00%	3.6
Full	88.2%	4.01%-5.00%	80.3
Stated income/no ratio	11.8	5.01%-6.00%	7.2

Loan purpose:		Periodic cap on ARM Loans:
Purchase	50.5%	None	1.5%
Cash out refinance	30.0	1.00% or less	0.9
Rate & term refinance	19.5	Over 1.00%	0.4

Unpaid principal balance:		Percent of interest-only loan balances:	93.8%
$417,000 or less	15.7%
$417,001 to $650,000	15.7	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.2
$1,000,001 to $2,000,000	31.7	FICO scores:
$2,000,001 to $3,000,000	8.7	801 and over	5.4%
Over $3,000,000	9.0	751 to 800	45.7
		701 to 750	31.6
Original effective loan-to-value:		651 to 700	15.5
80.01% and over	0.9%	650 or less	1.8
70.01%-80.00%	47.6
60.01%-70.00%	24.3	Weighted average FICO score:	745
50.01%-60.00%	13.0
50.00% or less	14.2	Weighted average effective original loan-to-value:	66.8%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$630,459	$10,016,162	$13,190
Unpaid principal balance	$614,723	$10,296,085	$463
Coupon rate on loans	6.13%	9.18%	2.75%
Pass-through rate	5.82%	8.8%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.74%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	339	470	44

Geographic distribution (top 5 states):		Property type:
California	43.4%	Single-family	83.5%
New York	7.4	Condominium	15.5
Florida	7.1	Other residential	1.0
New Jersey	4.6
Virginia	3.7	ARM Loan type:
		Traditional ARM loans	14.4%
Occupancy status:		Hybrid ARM loans	85.6
Owner occupied	88.3%
Second home	9.3	ARM interest rate caps:
Investor	2.4	Initial cap on Hybrid ARM loans:
		3.00% or less	2.6%
Documentation type:		3.01%-4.00%	0.0
Full	58.7%	4.01%-5.00%	79.9
Stated income/no ratio	41.3	5.01%-6.00%	3.1

Loan purpose:		Periodic cap on ARM Loans:
Purchase	52.8%	None	14.3%
Cash out refinance	19.8	1.00% or less	0.0
Rate & term refinance	27.4	Over 1.00%	0.1

Unpaid principal balance:		Percent of interest-only loan balances:	70.4%
$417,000 or less	12.6%
$417,001 to $650,000	37.0	Weighted average length of remaining interest-only period:	8.9 years
$650,001 to $1,000,000	24.4
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	5.5	801 and over	4.4%
Over $3,000,000	7.0	751 to 800	42.9
		701 to 750	35.3
Original effective loan-to-value:		651 to 700	16.2
80.01% and over	0.6%	650 or less	1.2
70.01%-80.00%	47.9
60.01%-70.00%	26.2	Weighted average FICO score:	743
50.01%-60.00%	12.6
50.00% or less	12.7	Weighted average effective original loan-to-value:	68.0%

As of September 30, 2007 and December 31, 2006, we serviced $14.6 billion and $12.0 billion of our loans, respectively, and had 22,478 and 20,637 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	September 30, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,147,136	6.1%	$2,029,809	3.9%
Six-month LIBOR	1,290,963	3.7	1,222,463	2.4
MTA	1,176,003	3.3	1,965,885	3.8
Other	1,515,822	4.3	1,495,772	2.9

	6,129,924	17.4	6,713,929	13.0

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	4,054,934	11.5	9,024,562	17.5
Over 3 years – 5 years	4,252,613	12.0	9,260,351	18.0
Over 5 years	20,825,014	59.1	26,548,021	51.5

	29,132,561	82.6	44,832,934	87.0

Allowance for loan losses	(17,031)	(0.0)	(13,908)	(0.0)

	$35,245,454	100.0%	$51,532,955	100.0%

The ARM portfolio had a weighted average coupon of 5.81% at September 30, 2007. This consisted of a weighted average coupon of 5.43% on the Hybrid ARM Assets and a weighted average coupon of 6.41% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.92%, based upon the composition of the portfolio and the applicable indices at September 30, 2007. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.70%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At September 30, 2007, the current yield of the ARM Assets portfolio was 5.56% up from 5.29% as of December 31, 2006. The 27 BP increase in the yield from December 31, 2006 to September 30, 2007, is primarily due to a 35 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and the sale of assets with lower weighted average coupons, partially offset by increased premium amortization due to a decline in expected future interest rates.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 82.6% of the total ARM portfolio, or $29.1 billion at September 30, 2007, compared to 87.0%, or $44.8 billion as of December 31, 2006. We attempt to manage our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments the combined Effective Duration of which is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, most of our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. As of September 30, 2007, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.88 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.82 years.

As of September 30, 2007 and December 31, 2006, we were counterparty to Swap Agreements having an aggregate notional balance of $6.9 billion and $34.8 billion, respectively. As of September 30, 2007, our Swap Agreements had a weighted average maturity of 3.0 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.66% and 4.51% at September 30, 2007 and December 31, 2006, respectively. In addition, as of September 30, 2007, we had entered into delayed Swap Agreements with notional balances totaling $1.0 billion that will become effective October 2007. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at September 30, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 5.19% at September 30, 2007. The net unrealized loss on all of these Swap Agreements at September 30, 2007 of $17.1 million, included Swap Agreements with gross unrealized gains of $18.2 million and gross unrealized losses of $35.3 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of September 30, 2007, the net unrealized loss on these Swap Agreements recorded in OCI was $3.3 million. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. In the twelve month period following September 30, 2007, $162,000 of net unrealized losses are expected to be realized as a component of net interest income.

As of September 30, 2007 and December, 31, 2006, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $673.3 million and $934.2 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at September 30, 2007 and December, 31, 2006 was $4.2 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The net unrealized losses on Cap Agreements of $6.5 million as of September 30, 2007 and December 31, 2006, are included in OCI. In the twelve month period following September 30, 2007, a $3.2 million loss is expected to be realized as a component of net interest income. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our Collateralized Mortgage Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 5.97%. The Cap Agreements had an average maturity of 3.4 years as of September 30, 2007 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of September 30, 2007 and the balance of these same Hybrid ARM Hedging Instruments as of September 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of September 30,
	2007	2008	2009	2010	2011	2012
Swap Agreements:
Balance-guaranteed (1) (3)	$921,946	$491,439	$150,142	$120,114	$49,126	$39,301
Other (2)	5,942,098	5,983,360	1,459,643	463,823	246,887	123,930

	6,864,044	6,474,799	1,609,785	583,937	296,013	163,231

Cap Agreements (1) (3)	673,278	467,112	175,030	212,244	169,795	147,003

	$7,537,322	$6,941,911	$1,784,815	$796,181	$465,808	$310,234

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of September 30, 2007 and as of September 30 for each of the following five years (in thousands):

	As of September 30,
	2007	2008	2009	2010	2011	2012
Swap Agreements	$921,946	$475,510	$149,786	$122,825	$51,937	$42,589
Cap Agreements	673,278	474,115	323,054	234,136	232,982	178,075

	$1,595,224	$949,625	$472,840	$356,961	$284,919	$220,664

We had no Pipeline Hedging Instruments at September 30, 2007. The fair value of the Pipeline Hedging Instruments at December 31, 2006 was a net unrealized loss of $849,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had a remaining notional balance of $349.0 million at December 31, 2006. We recorded a net loss of $17.0 million on Derivatives during the nine months ended September 30, 2007. This loss included a net loss of $12.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $3.3 million on Pipeline Hedging Instruments. We also recognized a net gain of $5.5 million on Swap Agreement terminations and a $13.8 million unrealized loss on Swap Agreements which were originally intended to qualify as cash flow hedges but did not due to the reduction of our borrowings in August 2007. The $13.8 million unrealized loss was not reflected in our press release dated October 16, 2007 discussing the results of the third quarter of 2007 as the appropriate GAAP treatment of these transactions had not yet been determined. We recorded a net gain of $21.5 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $43.6 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.2 million on other Derivative transactions partially offset by a net loss of $23.3 million on Pipeline Hedging Instruments. The net gain on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions

During the quarter ended September 30, 2007, we purchased $1.1 billion of Purchased ARM Assets, 100% of which were High Quality assets, and we purchased or originated $1.3 billion of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during the third quarter of 2007, 100% were Hybrid ARM Assets. The following table compares our ARM asset acquisition and origination activity for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	For the three months ended
	September 30, 2007		September 30, 2006
ARM securities:
Agency Securities	$—	0.0%	$349,651	6.9%
High Quality, privately issued	1,062,225	45.6	91,078	1.8

	1,062,225	45.6	440,729	8.7

ARM Loans:
Bulk acquisitions	—	0.0	3,188,247	63.1
Correspondent originations	960,925	40.8	1,347,302	26.7
Wholesale origination	288,510	12.3	37,058	0.7
Direct retail originations	29,311	1.3	40,390	0.8

	1,278,746	54.4	4,612,997	91.3

Total acquisitions	$2,340,971	100.0%	$5,053,726	100.0%

	For the nine months ended
	September 30, 2007		September 30, 2006
ARM securities:
Agency Securities	$2,403,039	17.0%	$580,848	3.5%
High Quality, privately issued	6,892,337	48.8	5,692,266	34.4
Other privately issued	—	0.0	161,094	1.0

	9,295,376	65.8	6,434,208	38.9

ARM Loans:
Bulk acquisitions	107,307	0.8	5,799,828	35.1
Correspondent originations	3,764,889	26.5	4,110,663	24.9
Wholesale origination	894,634	6.3	40,828	0.2
Direct retail originations	83,959	0.6	147,183	0.9

	4,850,789	34.2	10,098,502	61.1

Total acquisitions	$14,146,165	100.0%	$16,532,710	100.0%

As of September 30, 2007, we had commitments to purchase $128.5 million of ARM Loans. At September 30, 2007, we used a 29.2% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During the quarter ended September 30, 2007, we securitized $2.9 billion of our ARM Loans into two Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to separate bankruptcy-remote legal entities, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $251.5 million of the resulting securities for our ARM Loan portfolio and financed $2.7 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of September 30, 2007 and December 31, 2006, we held $21.6 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of September 30, 2007 and December 31, 2006, we held $2.5 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended September 30, 2007, our mortgage assets paid down at an approximate average CPR of 14%, compared to 17% for the quarter ended June 30, 2007 and 15% for the quarter ended September 30, 2006. When prepayment expectations over the remaining life of the assets increase and all other interest rate variables are held constant, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the prepayment assumptions used to amortize the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At September 30, 2007, we had Unencumbered Assets of $1.1 billion, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. We have readily available liquidity of approximately $700 million which represents protection against additional margin calls for up to a 6% decrease in the market price of the ARM Assets collateralizing our short-term borrowings. As of September 30, 2007, our portfolio consisted of 94.8% AAA-rated assets and 5.2% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007. Margin requirements remain high, financing spreads to LIBOR remain high and the number of finance counterparties for these asset classes remains limited. To date, we have been successful in securing financing for our below AAA-rated assets, but we continue to pursue more permanent or predictable forms of financing, so as not to be subject to any further deterioration in future mortgage financing markets. Also, while we have successfully obtained waivers of financial covenants from our warehouse lenders to be able to continue to fund our mortgage loans, the commercial paper market for financing AAA-rated securities remains closed to us. While our liquidity position was severely impacted by the mortgage market events during the third quarter of 2007, we continue to hold high quality mortgage assets that are performing exceptionally well, and we remain confident that we have adequate capital and liquidity to improve our operating results going forward. There is no assurance however, that there will not be additional disruptions in the mortgage financing markets which could further stress our capital and liquidity position. We had Unencumbered Assets of $1.2 billion at December 31, 2006.

Sources of Funds

Our primary sources of funds for the quarter ended September 30, 2007 consisted of new equity proceeds, principal and interest payments from ARM Assets, proceeds from the sale of ARM Assets net of the payoff of financings of those assets and the issuance of Collateralized Mortgage Debt. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet.

We have arrangements to enter into Reverse Repurchase Agreements with 15 different financial institutions and had borrowed funds from all of these firms as of September 30, 2007. In addition, we have obtained committed Reverse Repurchase Agreement financing capacity of $1.8 billion through the first quarter of 2008 of which $900 million is currently unused. At September 30, 2007, we had $10.5 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate (before the impact of hedging) of 5.54% and a weighted average remaining term to maturity of 9.9 months.

We also have a $10.0 billion Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided an alternative way to finance a portion of our ARM portfolio. We issued Asset-backed CP to investors in the form of secured liquidity notes that were recorded as borrowings on our Consolidated Balance Sheets and were rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of September 30, 2007, we had $1.0 billion of Asset-backed CP outstanding with a weighted average interest rate of 5.65% and a weighted average remaining maturity of 69 days. To date, we have paid all of our commercial paper at maturity; however, we are not able to issue new commercial paper. Accordingly, assets financed with the remaining Asset-backed CP will be financed with Reverse Repurchase Agreements as the Asset-backed CP matures through March 2008.

Because we borrow money under reverse repurchase and Asset-backed CP agreements based on the fair value of our ARM Assets, and because changes in interest rates can negatively impact the valuation of ARM Assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM Assets declines for other reasons. In periods of financial stress, we may be exposed to valuations determined by counterparties that we may not agree with or may not reflect current market sale prices. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain liquidity. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. Due to disruptions in the secondary market for financing mortgage assets and rated MBS during the quarter ended September 30, 2007, we sold $21.9 billion of ARM Assets and recognized a loss of $1.1 billion in order to meet increased margin calls and reduce our reliance on short-term financing arrangements.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collateralized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 5.86% at September 30, 2007.

As of September 30, 2007, our Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.5 billion. The debt matures between 2033 and 2047 and is callable at our option at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

As of September 30, 2007, we had entered into two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between November 2007 and April 2008. In addition to our committed borrowing capacity, we have an uncommitted borrowing capacity of $1.4 billion. We are currently evaluating additional proposals for increasing our committed borrowing capacity and believe that our current committed borrowing capacity is adequate given our commitments to purchase or originate ARM loans as of September 30, 2007. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of September 30, 2007, we had $670.1 million borrowed against these whole loan financing facilities at an effective cost of 5.64%. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. Due to the losses we experienced on asset sales during the third quarter of 2007, we requested waivers of this covenant from each lender for the quarter ended September 30, 2007, which were granted. We were in compliance with all other covenants related to the whole loan financing facilities at September 30, 2007.

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At September 30, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 16.71%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. See the table below for the calculation of this ratio.

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 9 months as of September 30, 2007), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. Our initial margin requirements have increased to an average between 7% and 10% for these borrowings due to the changes in the mortgage asset financing markets described in the “Executive Overview” section beginning on page 26. Our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets.

We use the Adjusted Equity-to-Assets Ratio as a way to measure our capital cushion relative to those recourse borrowings subject to margin call. If market values of ARM Assets decline significantly, resulting in margin requirements greater than our $700 million readily available liquidity, we could be forced to liquidate ARM Assets, potentially at a loss. As a result of the increase in margin requirements that became effective following August 2007, our Adjusted Equity-to-Assets Ratio has increased to 16.71%. However, a revised policy limit for this ratio has not yet been determined by the Board of Directors. We currently believe that a cushion of 3% to 5% over current margin requirements represents a prudent range for this ratio.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Our Collateralized Mortgage Debt only requires approximately 2% of equity capital to support these financings, versus our 8% minimum capital requirement on our recourse borrowings. As we enter into additional Collateralized Mortgage Debt financing transactions, they have the effect of increasing our Adjusted Equity-to-Assets Ratio. Therefore, we could retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amounts in thousands):

	September 30, 2007	December 31, 2006
Assets	$36,293,247	$52,705,052
Adjustments:
Net unrealized loss on Purchased ARM Assets	261,963	464,109
Net unrealized gain on Hedging Instruments	23,350	(258,044)
ARM Loans Collateralizing Debt	(21,626,009)	(19,072,563)
Cap Agreements	(78,750)	(112,468)

Adjusted assets	$14,873,801	$33,726,086

Shareholders’ equity	$2,160,023	$2,377,072
Adjustments:
Accumulated other comprehensive loss	342,051	312,048
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	21,142,610	18,704,460
ARM Loans Collateralizing Debt	(21,626,009)	(19,072,563)
Cap Agreements	(78,750)	(112,468)

	(562,149)	(480,571)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000

Adjusted shareholders’ equity	$2,484,925	$2,753,549

Adjusted Equity-to-Assets Ratio	16.71%	8.16%

GAAP equity-to-assets ratio	5.95%	4.51%

Ratio of historical equity-to-historical assets	5.33%	5.07%

Ratio of long-term equity-to-historical assets	8.33%	6.11%

Total risk-based capital /risk-weighted assets	20.19%	18.09%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it excludes Senior Notes and Subordinated Notes from our equity calculation and includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since our assets are not held for sale and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $27.0 billion instead of the $36.3 billion of assets owned as of September 30, 2007. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-historical assets ratio of 5.33% is higher than the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

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

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk-weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio of 20.19% tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized.”

Equity Transactions

In July 2007, we issued an additional 206,250 shares of Series E Preferred Stock pursuant to the exercise of the remaining over-allotment option we had granted to underwriters in connection with the public offering of Series E Preferred Stock it competed in June 2007. We received net proceeds of $5.0 million.

In August 2007, we completed a public offering of 23,000,000 shares of Series F Preferred Stock at a public offering price of $25.00 per share and received net proceeds of $545.3 million. The quarterly dividend is equal to the greater of (i) $0.6250 per quarter (which is equal to an annual base rate of 10% of the $25.00 liquidation preference per share or $2.50 per year) or (ii) if, with respect to any calendar quarter, we distribute to the holders of Common Stock any cash, including quarterly cash dividends, an amount that is the same percentage of the $25.00 liquidation preference per share of Series F Preferred Stock as the Common Stock dividend yield for that quarter. Shares of the Series F Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series F Preferred Stock by the conversion rate then in effect. The initial conversion price is $11.50 per share of Common Stock. On or after September 7, 2012, we may require holders to convert the Series F Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series F Preferred Stock for a certain period of time. The Series F Preferred Stock is redeemable, in whole or in part, beginning on September 7, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series F Preferred Stock may also be redeemed under limited circumstances prior to September 7, 2012. We are not required to redeem the shares and the Series F Preferred Stock has no stated maturity date. As of September 30, 2007, 1,090,835 shares of Series F Preferred Stock had been converted to Common Stock.

During the three-month period ended September 30, 2007, we issued 108,500 shares of Common Stock through at-market transactions under a controlled equity offering program and received net proceeds of $2.4 million.

During the three-month period ended September 30, 2007, we issued 3,793,242 shares of Common Stock under the DRSPP and received net proceeds of $47.3 million.

Off-Balance Sheet Commitments

As of September 30, 2007, we had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans – correspondent originations	$92,329
ARM loans – wholesale originations	24,396
ARM loans – direct originations	11,741

$128,466

Contractual Obligations

As of September 30, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$10,514,766	$8,455,266	$759,000	$1,300,500	$—
Asset-backed CP	1,000,000	1,000,000	—	—	—
Collateralized Mortgage Debt (1)	21,142,610	21,603	55,919	94,585	20,970,503
Whole loan financing facilities	670,133	670,133	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$33,872,509	$10,147,002	$814,919	$1,395,085	$21,515,503

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

Results of Operations for the Three Months Ended September 30, 2007

For the quarter ended September 30, 2007, our net loss was $1.1 billion, or ($8.94) Basic EPS and Diluted EPS based on weighted average shares of Common Stock outstanding of 123,968,000. That compares to net income of $75.3 million, or $0.64 Basic EPS and Diluted EPS for the quarter ended September 30, 2006, based on weighted average shares of Common Stock outstanding of 113,316,000.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1) / Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Sep 30, 2005	17.85%	0.33%	1.09%	2.00%	0.09%	0.44%	13.90%
Dec 31, 2005	17.59%	1.05%	1.13%	1.74%	(0.83)%	0.46%	14.04%
Mar 31, 2006	16.29%	1.31%	1.07%	1.67%	(1.06)%	0.43%	12.88%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.98%	1.59%	1.24%	1.55%	(1.45)%	0.91%	13.14%
Jun 30, 2007	18.19%	0.52%	1.24%	1.68%	(0.09)%	0.95%	13.89%
Sep 30, 2007	7.64%	(2.32)%	1.31%	0.00%	240.77%	2.16%	(234.28)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain on ARM Assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE decreased in the third quarter of 2007 compared to the same period in 2006 primarily due to the sale of $21.9 billion of Purchased ARM Assets at a loss of $1.1 billion, premium amortization of $36.3 million, a loss of $25.3 million on our derivatives, a tax provision of $12.0 million, recognizing $7.8 million in interest expense related to one-time commitment fees paid to secure committed short-term financing and recording a $6.0 million impairment charge against our pay option ARM securities.

The following table presents the components of our net interest income for the quarters ended September 30, 2007 and 2006:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended September 30,
	2007	2006
Coupon interest income on ARM assets	$653,804	$673,498
Amortization of net premium	(36,276)	(8,038)
Cash and cash equivalents	4,452	1,712

Interest income	621,980	667,172

Reverse Repurchase Agreements and Asset-backed CP	313,292	421,188
Collateralized Mortgage Debt	292,123	230,960
Whole loan financing facilities	23,184	13,572
Senior Notes	6,143	6,133
Subordinated Notes	4,542	4,541
Hedging Instruments	(53,455)	(96,357)

Interest expense	585,829	580,037

Net interest income	$36,151	$87,135

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended September 30,
	2007			2006
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$45,780,270	5.40%	$617,528	$50,299,776	5.29%	$665,460
Cash and cash equivalents	812,456	2.19	4,452	147,834	4.63	1,712

	46,592,726	5.34	621,980	50,447,610	5.29	667,172

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	22,420,040	5.59	313,292	31,067,274	5.42	421,188
Plus: Cost of Hedging Instruments (2)		(1.23)	(69,115)		(1.02)	(78,944)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.36	244,177		4.40	342,244

Collateralized Mortgage Debt	20,287,138	5.76	292,123	16,266,995	5.68	230,960
Plus: Benefit (Cost) of Hedging Instruments (2)		0.31	15,660		(0.43)	(17,413)

Hedged Collateralized Mortgage Debt		6.07	307,783		5.25	213,547

Whole loan financing facilities	1,317,242	7.04	23,184	870,547	6.24	13,572
Senior and Subordinated Notes	545,000	7.84	10,685	545,000	7.83	10,674

	44,569,420	5.26	585,829	48,749,816	4.76	580,037

Net interest-earning assets and spread	$2,023,306	0.08%	$36,151	$1,697,794	0.53%	$87,135

Portfolio Margin (3)		0.31%			0.69%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $6.9 billion and $37.0 billion as of September 30, 2007 and 2006, respectively, and Cap Agreements with net notional balances of $673.3 million and $984.9 million as of September 30, 2007 and 2006, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended September 30, 2007 versus 2006
	Rate	Volume	Total
Interest Income:
ARM assets	$13,031	$(60,963)	$(47,932)
Cash and cash equivalents	(902)	3,642	2,740

	12,129	(57,321)	(45,192)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	(3,888)	(94,179)	(98,067)
Collateralized Mortgage Debt	33,245	60,991	94,236
Whole loan financing facilities	1,750	7,862	9,612
Senior and Subordinated Notes	11	—	11

	31,118	(25,326)	5,792

Net interest income	$(18,989)	$(31,995)	$(50,984)

Net interest income decreased by $51.0 million in the third quarter of 2007, over the same quarter of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and an unfavorable volume variance. The decreased average size of our portfolio during the third quarter of 2007 compared to the same period of 2006 decreased net interest income in the amount of $32.0 million. The average balance of our interest-earning assets was $46.6 billion during the quarter ended September 30, 2007, compared to $50.4 billion during the same period of 2006 — a decrease of 7.5%. As a result of the yield on our interest-earning assets increasing to 5.34% during the third quarter of 2007 from 5.29% during the same quarter of 2006, an increase of 5 BPs, and our cost of funds increasing to 5.26% from 4.76% during the same period, an increase of 50 BPs, there was a net unfavorable rate variance of $19.0 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Sep 30, 2005	$35,858	4.83%	0.37%	4.46%	3.63%	0.83%	1.03%
Dec 31, 2005	$40,501	4.98%	0.32%	4.66%	3.96%	0.70%	0.87%
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.21%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%
Jun 30, 2007	$54,359	5.55%	(0.02)%	5.57%	5.00%	0.57%	0.75%
Sep 30, 2007	$46,593	5.72%	0.38%	5.34%	5.26%	0.08%	0.31%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Sep 30, 2005	0.35%	0.06%	(0.04)%	0.37%
Dec 31, 2005	0.30%	0.07%	(0.05)%	0.32%
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%
Jun 30, 2007	(0.01)%	0.03%	(0.04)%	(0.02)%
Sep 30, 2007	0.31%	0.03%	0.04%	0.38%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

As of September 30, 2007, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 70.6% of our portfolio of ARM Assets or $24.9 billion. During the third quarters of 2007 and 2006, we recorded loan loss provisions totaling $2.6 million and $754,000, respectively, to reserve for estimated credit losses on ARM Loans.

We recorded a net loss of $25.3 million on Derivatives during the third quarter of 2007, which consisted of a net loss of $12.4 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net loss of $3.7 million on Pipeline Hedging Instruments and a net loss of $9.2 million on the termination of Swap Agreements and other Derivative transactions. We recorded a net gain of $5.9 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $45.2 million on commitments to purchase loans from correspondent lenders and bulk sellers partially offset by a net loss of $39.3 million on Pipeline Hedging Instruments.

We realized a loss of $1.1 billion on the sale of $21.9 billion of Purchased ARM Assets during the third quarter of 2007. We realized a gain of $65,000 on ARM securities during the third quarter of 2006.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Sep 30, 2005	0.06%	0.11%	0.05%	0.22%
Dec 31, 2005	0.06%	0.09%	0.08%	0.23%
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%
Jun 30, 2007	0.05%	0.07%	0.07%	0.19%
Sep 30, 2007	0.05%	0.00%	(0.05)%	0.00%

The most significant decreases to our operating expenses for the quarter ended September 30, 2007 compared to September 30, 2006 were the $14.8 million decrease in the expenses associated with our long-term incentive awards, the $8.7 million decrease in performance-based compensation paid to the Manager and the $219,000 decrease in base management fees paid to the Manager partially offset by the $1.2 million increase in expenses related to the operations of TMHL.

Results of Operations for the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2007, our net loss was $940.0 million, or ($8.07) Basic EPS and Diluted EPS based on weighted average shares of Common Stock outstanding of 119,054,000. That compares to net income of $217.4 million, or $1.91 Basic EPS and Diluted EPS for the nine months ended September 30, 2006, based on weighted average shares of Common Stock outstanding of 110,195,000.

Our ROE was (61.17)% for the nine months ended September 30, 2007 compared to 12.36% for the same period in 2006 primarily due to the sale of $23.6 billion of Purchased ARM Assets at a loss of $1.1 billion.

The following table presents the components of our net interest income for the nine months ended September 30, 2007 and 2006:

Comparative Net Interest Income Components

(in thousands)

	For the nine months ended September 30,
	2007	2006
Coupon interest income on ARM assets	$2,129,510	$1,817,969
Amortization of net premium	(36,920)	(50,927)
Cash and cash equivalents	10,964	3,428

Interest income	2,103,554	1,770,470

Reverse Repurchase Agreements and Asset-backed CP	1,140,291	1,136,961
Collateralized Mortgage Debt	833,786	535,388
Whole loan financing facilities	63,702	42,743
Senior Notes	18,469	18,399
Subordinated Notes	13,624	12,639
Hedging Instruments	(195,412)	(231,656)

Interest expense	1,874,460	1,514,474

Net interest income	$229,094	$255,996

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the nine months ended September 30,
	2007			2006
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$50,990,661	5.47%	$2,092,590	$46,372,856	5.08%	$1,767,042
Cash and cash equivalents	445,349	3.28	10,964	106,831	4.28	3,428

	51,436,010	5.45	2,103,554	46,479,687	5.08	1,770,470

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	28,033,418	5.42	1,140,291	29,991,747	5.05	1,136,961
Plus: Cost of Hedging Instruments (2)		(0.89)	(187,779)		(0.90)	(203,172)

Hedged Reverse Repurchase Agreements and Asset-backed CP		4.53	952,512		4.15	933,789

Collateralized Mortgage Debt	19,569,606	5.68	833,786	13,342,795	5.35	535,388
Plus: Cost of Hedging Instruments (2)		(0.05)	(7,633)		(0.28)	(28,484)

Hedged Collateralized Mortgage Debt		5.63	826,153		5.07	506,904

Whole loan financing facilities	1,333,189	6.37	63,702	977,574	5.83	42,743
Senior and Subordinated Notes	545,000	7.85	32,093	528,692	7.83	31,038

	49,481,213	5.05	1,874,460	44,840,808	4.50	1,514,474

Net interest-earning assets and spread	$1,954,797	0.40%	$229,094	$1,638,879	0.58%	$255,996

Portfolio Margin (3)		0.59%			0.73%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $6.9 billion and $37.0 billion as of September 30, 2007 and 2006, respectively, and Cap Agreements with net notional balances of $673.3 million and $984.9 million as of September 30, 2007 and 2006, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Nine Months ended September 30, 2007 versus 2006
	Rate	Volume	Total
Interest Income:
ARM assets	$136,480	$189,068	$325,548
Cash and cash equivalents	(799)	8,335	7,536

	135,681	197,403	333,084

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	85,263	(66,540)	18,723
Collateralized Mortgage Debt	56,377	262,872	319,249
Whole loan financing facilities	3,966	16,993	20,959
Senior and Subordinated Notes	95	960	1,055

	145,701	214,285	359,986

Net interest income	$(10,020)	$(16,882)	$(26,902)

Net interest income decreased by $26.9 million in the nine months ended September 30, 2007, over the same period of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and an unfavorable volume variance. As a result of the yield on our interest-earning assets increasing to 5.45% during the first nine months of 2007 from 5.08% during the same period of 2006, an increase of 37 BPs, and our cost of funds increasing to 5.05% from 4.50% during the same period, an increase of 55 BPs, there was a net unfavorable rate variance of $10.0 million.

For the nine months ended September 30, 2007, our ratio of operating expenses to average assets was 0.13%, compared to 0.20% for the same period in 2006. The most significant decreases to our operating expenses for the nine months ended September 30, 2007 compared to September 30, 2006 were the $15.1 million decrease in the expenses associated with our long-term incentive awards and the $7.1 million decrease in performance-based compensation paid to the Manager partially offset by the $1.5 million increase in base management fees paid to the Manager and the $762,000 increase in expenses related to operations of TMHL. Our ROE for the nine months ended September 30, 2007, which includes the effect of the performance-based fee of $17.7 million, was (61.17)% and is down from the ROE for the nine months ended September 30, 2006 of 12.36% primarily due to the sale of $23.6 billion of Purchased ARM Assets at a loss of $1.1 billion.

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

As a financial institution that has only U.S.-dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk encompasses liquidity risk and interest rate risk, both of which arise in the normal course of business of a financial institution. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Liquidity and Capital Resources” section beginning on page 48. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income and interest expense. Interest rate risk also includes the risk that changes in interest rates will result in changes in the market value of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2007. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of September 30, 2007.

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

Net Portfolio Effective Duration

September 30, 2007

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	1.37 Years	1.01 Years	1.59 Years	0.78 Years	1.73 Years
Hybrid ARMs	2.63	2.12	2.86	1.49	2.95

Total ARM Assets	2.40	1.92	2.63	1.39	2.73

Borrowings and hedges	(0.69)	(0.69)	(0.70)	(0.69)	(0.70)

Net Effective Duration	0.82 Years	0.58 Years	0.93 Years	0.31 Years	0.98 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.8, 3.2 and 1.3 years respectively.

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

Our earnings model base case at September 30, 2007 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months and an adjustment in interest rate management strategies as interest rates change, was 21.3%, 39.0%, (8.2)% and (19.6)%, respectively, of projected net income for the twelve months ended September 30, 2008. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

Taxable Income Per Share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable (loss) income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REIT Taxable (loss) income per share	$(0.08)	$0.57	$1.23	$1.86
Payments under long-term incentive plan	0.02	—	0.03	0.03
Taxable REIT subsidiary (loss) income	(0.23)	—	(0.30)	0.02
Hedging Instruments, net	(0.04)	0.13	(0.01)	0.10
Provision for credit losses, net	(0.06)	—	(0.08)	(0.01)
Long-term incentive plan expense	0.06	—	0.04	(0.03)
Issuance of Collateralized Mortgage Debt	(0.02)	(0.06)	(0.02)	(0.06)
Dividend on Preferred Stock	(0.04)	—	(0.05)	—
Securitization-related transactions	0.27	—	0.27	—
Non-deductible capital losses	(8.82)	—	(9.18)	—

GAAP EPS	$(8.94)	$0.64	$(8.07)	$1.91

We estimate that our undistributed taxable income as of September 30, 2007 was $1.5 million, or $0.01 per share, based on estimated outstanding common shares of 130,696,000 as of October 31, 2007.

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. As of September 30, 2007, we calculated that we were in compliance with this requirement. The Code also requires that we meet a defined annual 75% source of income test and an annual 95% source of income test. We believe we will be in compliance with these income test requirements as of December 31, 2007 or, if we fail an income test, the failure will be by an immaterial amount and will be inadvertent and primarily due to the unusual events of the third quarter of 2007. In the event we fail an income test, we expect to pay tax of an immaterial amount and maintain our REIT status. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. Therefore, as of September 30, 2007, we believed that we continue to qualify as a REIT under the provisions of the Code.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts from regulation entities that are “primarily engaged” in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” In order to maintain our exempt status under the Investment Company Act, current SEC staff interpretations require that at least 55% of our assets must consist of Qualifying Interests, as such term has been defined by the SEC staff. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement at September 30, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General—Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended September 30, 2007, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Slater v. Thornburg, et al., filed August 21, 2007

United States District Court, District of New Mexico

Gonsalves v. Thornburg, et al., filed September 7, 2007

United States District Court, District of New Mexico

Smith v. Thornburg Mortgage, Inc., et al., filed September 20, 2007

United States District Court, District of New Mexico

Sedlmyer v. Thornburg Mortgage, Inc., et al., filed September 24, 2007

United States District Court, District of New Mexico

Snydman v. Thornburg Mortgage, Inc., et al., filed October 9, 2007

United States District Court, District of New Mexico

On August 21, 2007, a complaint for a securities class action entitled Slater v. Thornburg, et al. was filed in the United States District Court for the District of New Mexico against the Company, certain of our officers and all of our directors. Subsequently, three similar class action complaints were filed in the Southern District of New York, and one more was filed in the District of New Mexico. All five complaints allege that the Company and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s common stock, and that the named plaintiff and members of the putative class purchased common stock at these artificially inflated market prices. The Slater and Sedlmyer complaints allege a class period running from October 6, 2005 through August 17, 2007, the Snydman complaint alleges a class period running from October 6, 2005 through August 20, 2007, and the Gonsalves and Smith complaints allege a class period running from April 19, 2007 through August 14, 2007. Each complaint seeks unspecified money damages. The three cases originally filed in New York have now been transferred to the District of New Mexico. All five complaints are likely to be consolidated, and litigated as a single proceeding. The Company believes the allegations are without merit, and intends to defend against them vigorously.

Donio v. Thornburg, et al., filed August 24, 2007

First Judicial District Court (Santa Fe County, New Mexico)

On August 24, 2007, a shareholder derivative complaint, or the “Derivative Complaint,” entitled Donio v. Thornburg, et al. was filed in the First Judicial District Court (Santa Fe County, New Mexico). The Derivative Complaint alleges that certain of our officers and all of our directors violated state law, breached their fiduciary duties, and were unjustly enriched, during the period between October 2005 and the date of filing of the complaint, resulting in substantial monetary losses and other damages to the Company. The Derivative Complaint seeks unspecified money damages, along with changes in corporate governance and internal procedures. The Company believes the allegations are without merit, and intends to defend against them vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly.

Item 1A.	RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A – “Risk Factors” on pages 16 through 19 of the Company’s 2006 Annual Report on Form 10-K and in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” on page 31 of this report. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors referenced above, the reader should also consider the following risk factors:

•	The occurrence of recent adverse developments in the mortgage finance and credit markets has impacted our business and our stock price.

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and other factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. We faced significant challenges during the third quarter of 2007 due to adverse conditions in the mortgage industry, and there is no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability of significant sources of funding for us. Beginning in August 2007, the fair value of our ARM Assets as well as our Hedging Instruments declined, our margin requirements increased and we sold a significant amount of assets and terminated Swap Agreements in order to reduce our exposure to margin calls on recourse borrowings and hedging transactions. The price of our Common Stock has declined significantly as a result of these events. There is no assurance that our stock price will not continue to experience significant volatility.

•	We are dependent on certain key personnel.

We are dependent upon the efforts of Garrett Thornburg, the Chairman of our Board of Directors and our Chief Executive Officer, Larry A. Goldstone, our President and Chief Operating Officer, Clarence G. Simmons, III, our Senior Executive Vice President and Chief Financial Officer, Joseph H. Badal, our Senior Executive Vice President and Chief Lending Officer and Paul Decoff, our Senior Executive Vice President and successor Chief Lending Officer, all of whom are also key officers and employees of the Manager. The loss of any of their services could have an adverse effect on our operations.

•	We face increasing competition in our market from banks and other financial institutions.

We may not be able to compete effectively in our lending markets, which could adversely affect our results of operations. Our lending markets are highly competitive. The increasingly competitive environment is a result of changes in the availability and terms of credit in the mortgage finance market. Banks have greater access to alternative sources of mortgage financing such as FDIC insured deposits and Federal Home Loan Bank products which are not available to us. Financial institutions that are larger than we are may have greater access to capital markets, may be able to offer products similar to ours at lower costs and may offer a broader array of services. Increased competition may result in a decrease in our loan originations or a higher cost to originate loans.

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

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: November 8, 2007	/s/ Garrett Thornburg
Garrett Thornburg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2007	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Operating Officer
(authorized officer of registrant)

Dated: November 8, 2007	/s/ Clarence G. Simmons, III
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

“Basic EPS” means basic earnings (loss) per share, calculated by dividing net income (loss) available to common shareholders by the average common shares outstanding during the period.

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

“Collateralized Mortgage Debt,” which was referred to as collateralized debt obligations or CDOs in our prior SEC filings, means collateralized debt obligations, which can be either floating-rate or fixed-rate non-recourse financing, all of which are issued by trusts and secured by prime quality ARM loans originated or purchased by us, and may also include Hedging Instruments. Collateralized Mortgage Debt represents long-term financing. We are using a new term to highlight the fact that the debt financings are backed exclusively by first lien prime quality ARM Loans either originated or purchased by us and Hedging Instruments.

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

“Diluted EPS” means earnings (loss) per share expressed as if all outstanding convertible securities and warrants have been exercised, unless to do so would be anti-dilutive.

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

“Federal Reserve” means one of twelve regional banks established to maintain reserves, issue bank notes, and lend money to member banks. The Federal Reserve Banks are also responsible for supervising member banks in their areas, and are involved in the setting of national monetary policy.

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

“Preferred Stock” means the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock, issued by TMA.

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

“Purchased ARM Assets” means ARM securities and Purchased Securitized Loans.

“Purchased Securitized Loans” means loans securitized by third parties and purchased by us. We purchase all credit loss classes of the securitizations.

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

“Series C Preferred Stock” means the 8% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series D Preferred Stock” means the Series D Adjusting Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series E Preferred Stock” means the 7.50% Series E Cumulative Convertible Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

“Series F Preferred Stock” means the 10% Series F Cumulative Convertible Redeemable Preferred Stock, $0.01 par value per share, issued by TMA.

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

“Treasury Securities” means negotiable U.S. Government debt obligations, backed by the full faith and credit of the U.S. Government. The money paid out for a Treasury bond is essentially a loan to the government and is accompanied by a specified interest rate.

“Unencumbered Assets” means all assets (but excluding intangibles and accounts receivable other than principal and interest receivables on ARM assets) of the Company and its subsidiaries not securing any portion of secured indebtedness determined on a consolidated basis in accordance with GAAP.