Form 10-K
period 2007-12-31
THORNBURG MORTGAGE INC
filed 2008-02-28
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-11914

THORNBURG MORTGAGE, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	85-0404134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Washington Avenue, Suite 302 Santa Fe, New Mexico	87501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 989-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($.01 par value) and associated preferred stock purchase rights	New York Stock Exchange
8% Series C Cumulative Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange
Series D Adjusting Rate Cumulative Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange
7.50% Series E Cumulative Convertible Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange
10% Series F Cumulative Convertible Redeemable Preferred Stock ($.01 par value)	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates was $3,153,122,080, based on the closing price of the Common Stock on the New York Stock Exchange on that date.

Number of shares of Common Stock outstanding at February 15, 2008: 160,255,095

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 22, 2008, are incorporated by reference into Part III.

THORNBURG MORTGAGE, INC.

2007 FORM 10-K ANNUAL REPORT

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

The following is a discussion of our general business operations and policies. For a discussion of the unique market events impacting our business operations in the second half of 2007, see the “Executive Overview” section beginning on page 31.

GENERAL

We are a single-family (one-to-four unit) residential mortgage lender that originates, acquires and retains investments in ARM Assets, thereby providing capital to the single-family residential housing market. Our ARM Assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM Assets and Hybrid ARM Assets. Purchased ARM Assets are MBS that represent interests in pools of ARM loans, which are publicly rated and issued by third parties and may include guarantees or other third-party credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of Collateralized Mortgage Debt or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM Assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM Assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution, our business purpose, strategy and method of operation are best understood in comparison to such institutions. Unlike a bank or savings and loan institution, we finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings instead of deposits or Federal Home Loan Bank advances. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also typically enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we maintain a portfolio Effective Duration of less than one year, which is a calculation expressed in months or years that is a measure of the expected price change of our ARM Assets, Hedging Instruments and other borrowings based on changes in interest rates. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 51 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. At December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 17.06%. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to optimize our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators and mortgage portfolio lenders. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and, as such, we are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. See “Employees—The Management Agreement.”

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investors—Investor Information—SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

You may also find the Code of Conduct, the Corporate Governance Guidelines and the charters of the Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee of the Board of Directors at our website under the “Investors—Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: 150 Washington Avenue, Suite 302, Santa Fe, New Mexico, 87501, or by phoning us at 1-888-898-8698.

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

•

We are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. The Manager’s compensation is based on formulas tied to our success in increasing equity capitalization and generating net income above defined Return on Equity targets. The Compensation Committee and the independent directors annually evaluate the Manager’s performance and determine whether the compensation paid to the Manager is reasonable in relation to the nature and quality of services performed.

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” on page 66.

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

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our policy requires us to have a mortgage asset portfolio with an expected Net Effective Duration of one year or less and which may consist of Agency Securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, Collateralized Mortgage Debt, “A quality” ARM Loans that we intend to securitize, Purchased Securitized Loans or short-term investments that either mature within one year or have an interest rate that reprices within one year.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investments.

Our ARM Assets include investments in Hybrid ARM Assets. We use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. We have a policy that requires us to maintain a Hybrid ARM portfolio Net Effective Duration of less than one year. We use a financial model that simulates interest rate changes and calculates the impact of those changes on the fair value of our portfolio. By maintaining a Net Effective Duration of less than one year on our Hybrid ARM Assets, we believe that we can maintain relatively stable earnings and dividends given changing interest rates.

We believe that our status as a mortgage REIT makes an investment in our equity securities attractive for tax-exempt investors, such as pension plans, profit sharing plans, 401(k) plans, Keogh plans and IRAs. We do not invest in REMIC residuals or other CMO residuals that would result in the creation of excess inclusion income or taxable unrelated business income.

Purchased ARM Assets

Our investments in Purchased ARM Assets are concentrated in High Quality ARM securities. These securities are issued and guaranteed by Fannie Mae or Freddie Mac, or are privately issued ARM securities that generally are credit enhanced through subordination and meet our High Quality credit criteria. Further, none of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. See “Business—Operating Policies and Strategies—Portfolio Strategies.” Purchased ARM Assets include Purchased Securitized Loans where we initially purchased all of the rating classes of a securitized pool of mortgage loans, meaning that we retained the credit risk associated with the underlying loans. In 2007, we sold most of the AAA-rated classes of the Purchased Securitized Loans, but retained the credit risk in the form of below AAA-rated MBS. We have set aside a non-accretable discount on those assets to reserve for expected loan losses. The High Quality ARM securities that we acquire represent interests in ARM Loans that are secured by first liens on single-family (one-to-four unit) residential properties, although we may also acquire ARM securities secured by liens on other types of real estate-related properties.

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

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in insuring excellent loan performance and minimal credit exposure. We originate or acquire loans that are generally underwritten to “A quality” standards. Our borrowers generally make large down payments and have adequate verified liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is appropriately valued, appropriate to the neighborhood and located in a market where we believe values can be supported. The Traditional ARM and Hybrid ARM loans we have originated or acquired are all first lien mortgages on single-family (one-to-four units) residential properties. Some have additional collateral in the form of pledged financial assets. Pledged financial assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. As a result, the loans we originate or acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values. If a loan has an original loan-to-value ratio above 80%, we require private mortgage insurance or additional collateral, providing additional protection to us against credit risk. The average original effective loan-to-value ratio of our loans was 67.2% as of December 31, 2007.

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

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes 306 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and, as of December 31, 2007, we had 684 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in all 50 states and the District of Columbia. We believe that these diversified sources for ARM Loans enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

The loans acquired or originated by TMHL are first lien, single-family residential Traditional ARM and Hybrid ARM loans with original terms to maturity of not more than forty years and are either fully amortizing, interest-only for up to ten years and fully amortizing thereafter, or to a lesser extent, negatively amortizing. We do not currently acquire or originate any negatively amortizing loans.

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

We acquire and originate ARM Loans for retention in our portfolio with the intention of financing them using Collateralized Mortgage Debt. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates or classes created as a result of our loan acquisition and securitization efforts or acquired as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis. In January 2008, the Board of Directors authorized the acquisition of $150.0 million of below Investment Grade assets, provided that the assets are collateralized by loans that meet our origination standards and can be financed, and for which we believe that we can establish a non-accretable discount of adequate size to cover expected loan losses yet still provide an above average return on our investment.

We believe acquiring or originating ARM Loans and then securitizing them benefits us by providing: (i) greater control over the quality and types of ARM Assets acquired; (ii) the ability to acquire current coupon ARM Assets at lower prices; (iii) additional sources of new whole-pool ARM Assets; and (iv) better utilization of and return on our equity capital.

We also offer The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We have offered a loan exchange option since 2002, and we believe this program promotes customer retention and reduces loan prepayments. The loan exchange option is available from the inception of the loan and allows borrowers in good standing to pay a fee to exchange their current mortgage loan to any then-available Hybrid or Traditional ARM product. The program was suspended in the third quarter of 2007 so that the eligibility requirements could be reviewed. This program is not offered to borrowers that have ever been delinquent and we do not capitalize arrearages. We plan to resume the program in 2008 once market conditions improve. During 2007, we exchanged 812 loans with balances totaling $458.1 million. Another feature of The Thornburg Mortgage Exchange ProgramSM is that our borrowers who qualify can take out equity from their homes on a streamlined basis.

Correspondent Lending

In the correspondent lending channel, we originate mortgage loans from Company-approved correspondent lenders. We pre-qualify all correspondents to determine their financial strength, the soundness of their own established in-house mortgage procedures and their ability to fulfill their representations and warranties to us. Correspondents’ compliance with these qualifications is assessed at least annually. The majority of loans originated in the correspondent channel are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. We then re-underwrite all of these loans, either prior to funding or shortly thereafter for those correspondents that qualified for our delegated underwriting option. In certain cases, correspondents sell their own loan products to us, which are originated according to the correspondents’ product specifications and underwriting guidelines that have been pre-approved by us.

We currently have 40 correspondent lenders to which we have granted delegated underwriting status, which means they can close a loan represented as underwritten according to our underwriting guidelines up to a maximum loan amount of $2.5 million. After funding, we then review the loan. Loans with exceptions to our guidelines are not eligible under our delegated program. Delegated status has only been granted to those correspondent lenders who have proven they have underwriting processes which mirror our credit criteria and underwriting processes. In 2007, 346 out of 4,031 correspondent loans went through the delegated process and our post-funding underwriting review resulted in no representation or warranty violations.

Wholesale Lending

In June 2006, we began originating loans through mortgage brokerage firms. Our Company-approved mortgage brokerage firms sell our Traditional ARM and Hybrid ARM products and submit completed loan applications and customer documentation through our web portal and imaging systems. The loans are underwritten and closed in TMHL’s name. We currently have account executives and wholesale lending partners across the United States with a specific focus on areas that have highly concentrated populations and high property value concentrations. We pre-qualify all mortgage brokerage firms to determine their financial strength, creditworthiness, existing wholesale relationships and current technology capabilities, and to ensure that their core business relationships resemble our customer profile. We assess the mortgage brokerage firms’ compliance with these qualifications on an annual basis. In addition to pre-approving mortgage brokerage firms, we maintain a list of pre-approved settlement agents and require certain insurance policies to be obtained from the closing agents to mitigate any risk of misappropriation of funds. Prior to origination, we review all of the loan applications submitted by our mortgage brokerage firms to ensure product quality and compliance with our underwriting guidelines. Currently, none of our mortgage brokerage firms are offered delegated underwriting status.

We have a strategic partnership with a third-party provider for our wholesale web portal and obtain an insured closing protection letter on all closings. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys and post-closing quality control.

Direct Retail Lending

In the direct retail channel, we capitalize on our competitive advantages including our portfolio lending capability, cost-efficient operation, strategic partnerships, and available technology, to offer current and prospective borrowers attractive and innovative mortgage products, competitive mortgage rates, and a high level of customer service. We originate mortgage loans through TMHL, which is authorized to originate loans in all 50 states and the District of Columbia.

Our direct retail lending model is built upon strategic partnerships with third-party providers of traditional “back office” processing and underwriting and other services such as appraisals, title and settlement services. We utilize agreements with one third-party, private label fulfillment vendor for the processing, underwriting and closing of our direct retail loans. In addition, we work with nationally recognized providers of appraisal, credit, title insurance and settlement services. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation in the customer experience. These services are provided on a private label basis, meaning that these providers identify themselves as being our representatives. The benefit to us of this arrangement is that we pay for these services as we use them, without a significant investment in personnel, systems, office space and equipment.

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

Bulk Loan Acquisitions

Third-party mortgage originators or aggregators sell us pools of single-family residential Traditional ARM and Hybrid ARM loans at market prices, with or without the servicing rights. The loans are originated using the seller’s loan products, programs and underwriting guidelines. Additionally, the originator performs the credit review of the borrower, the appraisal of the property and the quality control procedures. We usually only consider the purchase of loans when the borrowers have had their income or assets verified, their credit checked and appraisals of the properties have been obtained. We or a third party due diligence firm then perform an independent underwriting review of the processing, underwriting and loan closing documentation that the originators used in qualifying a borrower for a loan. Depending on the size of the loan package, we may not review all of the loans in a bulk package of loans, but rather select loans for underwriting review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrowers’ credit score and other criteria that we believe to be important indicators of credit risk. Additionally, prior to the purchase of loans, we obtain representations and warranties from each seller stating that each loan either meets the seller’s pre-approved underwriting standards and other requirements or is underwritten to our standards. A seller who breaches such representations and warranties in making a loan that we purchase may be obligated to repurchase the loan. As added security, we use the services of a third-party document custodian to insure the quality and accuracy of individual mortgage loan collateral documents and to hold the required documents in safekeeping. As a result, a majority of the required original individual loan collateral documents that are signed by the borrower, other than the original credit verification documents, are examined, verified and held by the custodian.

Adfitech Operations

In August 2006, we acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry, from a subsidiary of Centex Corporation. Prior to the acquisition, we partnered with Adfitech for three years on an outsourced basis for quality control services, imaging and other selected mortgage-related functions that supported our loan origination business across all loan origination channels—correspondent, wholesale and direct retail.

The acquisition expands our operational platform and gives us increased control over many of the back-office operations needed to grow our loan origination business. Adfitech operates as a separate business unit as a wholly-owned subsidiary of TMHL and serves its mortgage lending clients from its headquarters in Edmond, Oklahoma.

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

Underwriting Guidelines

Our underwriting guidelines for the correspondent, wholesale and direct retail channels are intended to determine the collateral value of the mortgaged property and to consider the borrower’s credit standing and repayment ability. We perform an underwriting review of 100% of the loans we originate through these channels. Each prospective borrower completes an application that includes information with respect to the applicant’s assets, liabilities, income and employment history, as well as certain other personal information. Generally, a credit report is required for each applicant from at least one credit reporting company. The report typically contains information relating to matters such as credit history with local and national merchants and lenders, installment debt payments and any record of default, bankruptcy, repossession, suit or judgment. At December 31, 2007, our borrowers had an average FICO score, which is a composite indication of the borrowers credit performance, of 744. On a case-by-case basis, we may determine that, based upon compensating factors, a prospective borrower not strictly qualifying under the applicable underwriting guidelines warrants an underwriting exception. Compensating factors may include, but are not limited to, low loan-to-value ratios, low debt-to-income ratios, excellent credit history, stable employment, financial reserves, and time in residence at the applicant’s current address.

Our underwriting guidelines for the correspondent lending, wholesale lending and direct retail lending channels are applied in accordance with a procedure that generally requires at least one appraisal, and for larger loan amounts, multiple appraisals and field reviews. All appraisals are reviewed and values may be adjusted downward to reflect declining market trends for a specific area. Our underwriting guidelines permit single-family mortgage loans with loan-to-value ratios at origination of up to 95% (or, with respect to additional collateral mortgage loans, up to 100%) for the highest credit-grading category, depending on the creditworthiness of the borrower, the type and use of the property, the purpose of the loan application and the loan amount. It is our policy that loans with original loan-to-value ratios greater than 80% must either have mortgage insurance or additional collateral securing the loan.

Loan Quality Control

We employ a number of pre- and post-funding measures to ensure the quality of our loans. In addition to our internal pre-funding underwriting and loan documentation reviews on 100% of our wholesale and non-delegated correspondent loans, we maintain strict oversight of our retail lending third party providers. We also utilize a third party database company to conduct pre-funding fraud audits on 100% of our wholesale loans and on at least 50% of our direct retail and correspondent loans. These checks validate loan application data via relational databases and logic to identify potentially fraudulent data. In addition, we re-verify the accuracy of Truth in Lending disclosures on an adversely selected sample equal to roughly 45% of correspondent loans and on 100% of wholesale and retail loans.

Post-funding, TMHL’s wholly-owned subsidiary, Adfitech, reviews 100% of our wholesale loans and a 15-25% sample of our correspondent and direct retail loans generally within one month of funding. The sample of correspondent loans includes 100% of loans originated through correspondents with delegated underwriting status. In the future, it is likely we will decrease the number of reviews performed by Adfitech on wholesale loans once we have sufficient evidence of the effectiveness of our underwriting and operating guidelines. These are extensive audits that involve a full evaluation of the underwriting decision and a re-verification of loan documentation. Our internal quality control department reviews all findings. Significant findings are circulated within relevant departments and provided to applicable correspondents and mortgage brokerage firms. Summary reports are prepared for management and the Board of Directors.

Exceptional Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy minimizes our credit losses and financing costs. As of December 31, 2007, 97.0% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. In the fourth quarter of 2007, only one of our Purchased ARM Assets with a carrying value of $907,000 had been downgraded. Through February 14, 2008, there have been no additional downgrades of the securities in our portfolio since December 31, 2007. Additionally, none of our mortgage securities have a rating that is backed by a mono-line insurance company.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. The credit quality of our originated and bulk purchased loans remains exceptional. At December 31, 2007, our 60-plus day delinquent loans and REO were 0.44% of our $24.7 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency and REO percentage of 4.23% measured as of September 30, 2007, the most recent date for which Mortgage Bankers Association data is available. While we experienced an increase in delinquent loans and REO during the year from 0.21% at December 31, 2006, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 114 delinquent loans out of the 37,125 loans in our $24.7 billion ARM loan portfolio as of December 31, 2007 (dollar amounts in thousands):

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	12	$7,360	0.04%		0.02%
90 days or more	6	3,469	0.02		0.01
In bankruptcy and foreclosure	26	17,411	0.10		0.05

	44	28,240	0.16	(1)	0.08

Bulk Acquisitions
60 to 89 days	14	16,829	0.25		0.05
90 days or more	11	8,261	0.12		0.02
In bankruptcy and foreclosure	45	37,165	0.55		0.10

	70	62,255	0.92	(2)	0.17

	114	$90,495	0.37%		0.25%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of December 31, 2007, we owned thirty REO as a result of foreclosing on delinquent loans in the amount of $17.0 million (not included in the table above). We increased our provision for loan losses by $6.7 million in 2007, resulting in an allowance for loan losses of $17.6 million at December 31, 2007. The $6.7 million provision includes $2.3 million to replenish the general reserves related to unrealized but expected losses recorded on single-family residential properties that we hold for sale in our portfolio as REO. We realized loan losses of $786,000 in 2007, bringing cumulative realized losses on loans that we have originated or acquired since 1997 to $960,000. We believe that our current allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at December 31, 2007. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

In 2006, we began acquiring Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of December 31, 2007, we held $1.0 billion of Traditional Pay Option ARMs in our ARM loan portfolio, the majority of which were purchased through bulk loan acquisitions, and $377.1 million of Traditional Pay Option ARMs in our Purchased Securitized Loans portfolio. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. The following table summarizes the delinquent Traditional Pay Option ARMs as of December 31, 2007 (dollar amounts in thousands):

	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
ARM Loan Portfolio:
TMHL Originations
Traditional Pay Option ARMs	1	$1,032	0.01%		0.00%
All other delinquent loans	43	27,208	0.15		0.08

	44	28,240	0.16	(1)	0.08

Bulk Acquisitions
Traditional Pay Option ARMs	19	36,392	0.54		0.10
All other delinquent loans	51	25,863	0.38		0.07

	70	62,255	0.92	(2)	0.17

	114	$90,495	0.37%		0.25%

Purchased Securitized Loan Portfolio:
Traditional Pay Option ARMs	19	$55,557			0.15%
All other delinquent loans	75	29,114			0.08

	94	$84,671			0.23%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 67.7% and an average original FICO score of 719 at December 31, 2007. We believe that our current allowance for loan losses of $17.6 million is adequate to cover probable losses on Traditional Pay Option ARMs inherent in the ARM Loan portfolio at December 31, 2007. During 2007, we determined that the delinquencies in our Purchased Securitized Loans backed by Traditional Pay Option ARMs suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $7.5 million impairment charge against those securities during 2007 increasing our non-accretable discount on Purchased Securitized Loans backed by Traditional Pay Option ARMs to $10.8 million and our total non-accretable discount to $21.7 million at December 31, 2007. In 2007, we have realized losses of $912,000 with respect to those securities but some additional losses are expected. Further, we are actively pursuing reselling certain of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage securities. Additionally, because we sold some of the senior classes of some of our Purchased Securitized Loans in 2007 and retained all of the lower rated classes of those securities, the total outstanding balance of loans for which we have credit risk in our Purchased Securitized Loan portfolio is $5.9 billion. Other than one Purchased Securitized Loan security backed by Pay Option ARMs, the remainder of our Purchased Securitized Loans are performing as expected from a credit perspective. We believe the losses inherent in our Purchased Securitized Loan portfolio at December 31, 2007 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, whole loan financing facilities and other collateralized financings that we may establish in the future. Prior to August 2007, we also financed our ARM Assets using Asset-backed CP. As discussed in the “Executive Overview” section beginning on page 31, commercial paper investors stopped investing in mortgage-backed commercial paper programs similar to ours and we are not able to issue new commercial paper using the extendable maturity program that we had been using. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. We have established lines of credit and collateralized financing agreements with 13 different financial institutions and have obtained committed Reverse Repurchase Agreement financing capacity of $2.25 billion that expires between March and June of 2008.

We enter into four types of Reverse Repurchase Agreements: variable rate term Reverse Repurchase Agreements, fixed-rate Reverse Repurchase Agreements, structured Reverse Repurchase Agreements and committed Reverse Repurchase Agreements. Our variable rate term Reverse Repurchase Agreements are financings with original maturities ranging from two to twelve months. The fixed-rate Reverse Repurchase Agreements have original maturities from one to six months. Our structured Reverse Repurchase Agreements incorporate elements of both the variable rate term and the fixed-rate Reverse Repurchase Agreements, usually have a call feature, and have original maturities ranging from three to five years. The interest rates on the variable rate term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate, and reprice accordingly. The committed Reverse Repurchase Agreements are financings placed on pre-negotiated, committed lines of credit. The commitment fees are non-refundable and interest rates are generally higher than un-committed facilities due to the guaranteed term of financing. In addition, the ARM Assets pledged as collateral must meet pre-negotiated eligibility requirements. Generally, upon repayment of each Reverse Repurchase Agreement, we immediately pledge the ARM Assets used to collateralize the financing to secure a new Reverse Repurchase Agreement.

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

Because we borrow money under Reverse Repurchase Agreements based on the fair value of our ARM Assets, our borrowing ability under these agreements could be limited and lenders could initiate margin calls or change margin requirements if the value of our ARM Assets declines due to interest rate changes or for other reasons.

We have also financed the origination and purchase of ARM Assets by issuing hedged floating-rate, fixed-rate, and pass-through rate Collateralized Mortgage Debt in the capital markets. The Collateralized Mortgage Debt is collateralized by ARM Loans that are placed in a trust. The trust pays the principal and interest payments on the debt out of the cash flows received on the collateral and related Hedging Instruments. This structure enables us to make more efficient use of our capital because these financings are not subject to margin calls and, therefore, the capital requirement to support these financings is less than the amount our policy requires to support the same amount of financings in the Reverse Repurchase Agreement or Asset-backed CP markets.

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

We have issued Subordinated Notes in the amount of $240.0 million as another form of long-term capital. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum through the interest payment dates between October 2015 and January 2016, and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010.

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. As of December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 17.06%. See further discussion of capital utilization and leverage beginning on page 51 and the calculation of our Adjusted Equity-to-Assets Ratio on page 52.

Liquidity Management

Our primary focus is to acquire and originate high quality, highly liquid mortgage assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. In addition to limitations on our ability to leverage our capital based upon our Adjusted Equity-to-Assets Ratio, we have a Liquidity Management Policy, which is designed to forecast potential shortfalls in liquidity resulting from increases or decreases in interest rates. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk. At December 31, 2007, we had Unencumbered Assets of $941.2 million, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets and readily available liquidity of approximately $587.2 million. However, these amounts change daily as financing agreements mature and are rolled over, as market prices or margin amounts for financing MBS change and as we meet other working capital needs. Therefore, these period end liquidity amounts are not reflective of our intra quarter daily liquidity position.

Hedging Strategies

We attempt to manage our exposure to changing interest rates by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level instead of fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments. As of December 31, 2007, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 2.3 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.69 years, including the effects of estimated prepayments.

We may enter into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase ARM Loans from our correspondent lending partners. The gain (loss) on the Pipeline Hedging Instruments is expected to offset the gain (loss) recorded for the change in fair value of those loan commitments.

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

The hedging transactions that we currently use are primarily designed to protect our income during periods of changing market interest rates and also may have the benefit of protecting our portfolio market value. However, as was true in the third quarter of 2007, it is possible that during uncertain interest rate or credit markets, the value of our Hedging Instruments could decline at the same time the values of our mortgage assets are declining. We do not enter into derivative transactions for speculative purposes. Further, no hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We carefully monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

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

We have elected to qualify as a REIT for income tax purposes. We have adopted certain compliance guidelines, which include restrictions on our acquisition, holding and sale of assets, thus limiting the investment strategies that we may employ. Substantially all of the tax assets that we have acquired and will acquire for investment are expected to be Qualified REIT Assets. We closely monitor our purchases of ARM Assets and the income from such assets, including from our hedging strategies, so that we maintain our qualification as a REIT at all times. See page 18 for further discussion of the impact of certain transactions in 2007 on our compliance with the annual 95% REIT income test.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “project,” “estimate,” “have confidence” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may affect our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage securities, our ability to obtain financing and the terms of any financing that we do obtain. Other factors that may impact our actual results are discussed in “Risk Factors” below. We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

EMPLOYEES

The Manager provides management and personnel, subject to the supervision of the Board of Directors and under the terms of the Management Agreement discussed below. To date since the inception of our operations, the Manager has not engaged in any other activities besides the management of our operations although it is permitted to do so under the terms of the Management Agreement. We had 400 employees at December 31, 2007. Additionally, the Manager had 161 employees, 125 of whom were directly engaged in the activities of TMHL.

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

The Manager receives an annual base management fee of 1.39% on the first $300 million of Average Historical Equity, plus 1.02% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.90% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.84% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.79% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.74% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. Each quarter, the Manager may earn a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

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

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of the consolidated tax assets of TMA, TMD, TMCR, TMFI and TMF must consist of Qualified REIT Assets, government securities, cash and cash items. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer’s outstanding securities (with an exception for a taxable REIT subsidiary and a qualified REIT subsidiary). Under that exception, the aggregate value of the securities issued by such taxable REIT subsidiaries is limited to 20% of the value of all of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

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

Sources of Income

We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of the consolidated gross taxable income of TMA, TMD, TMCR, TMFI and TMF for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

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

In the third quarter of 2007, market conditions forced us to dispose of a significant portion of our portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. At the same time, we were compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain that is not eligible for exclusion from gross income under the special REIT hedging rule for purposes of the 95% gross income test.

The treatment of gains for the disposition or termination of such Swap Agreements for purposes of the 95% gross income test is not clear, and if such gross income is not qualifying for the 95% gross income test, then we may have failed that test for the 2007 taxable year. We believe, however, that even if we are considered to have failed the 95% gross income test for our 2007 taxable year, our failure of the 95% gross income test would be considered to be due to reasonable cause and not willful neglect. As such, the applicable tax law provides that we would not be disqualified as a REIT for failure of the 95% gross income test, provided that we complied with certain reporting requirements and paid a tax based, in part, on the amount by which we failed the test. To the extent we are considered to have failed the 95% gross income test, we expect that any tax due would be less than $300,000 because the amount by which we would be considered to have failed the 95% gross income test would be less that one percent.

In connection with a public offering of our shares of Common Stock and Series F Preferred Stock in January 2008, our special tax counsel rendered an opinion concluding that we have qualified to be taxed as a REIT beginning with our taxable year ended December 31, 1993, through our taxable year ended December 31, 2007, and our organization and current and proposed method of operation will enable us to meet the requirement for qualification and taxation as a REIT in subsequent years.

Although as described above and under the section entitled “Risk Factors” beginning on page 19, we may have failed the annual 95% gross income test for our 2007 taxable year, we believe that any such failure would be considered due to reasonable cause and not willful neglect. Moreover, our special tax counsel, in providing the opinion mentioned in the immediately preceding paragraph, has concluded that if we are considered to have failed the 95% gross income test for our 2007 taxable year, that such failure will be considered to be due to reasonable cause and not willful neglect such that the failure will not result in our disqualification as a REIT for the 2007 taxable year.

Opinions of counsel are not, however, binding on the Service or the courts. If, notwithstanding the opinion of our special tax counsel, the Service were to assert that we failed the 95% gross income test for our 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate as of December 31, 2006. We would not be eligible to again elect REIT qualification until our 2012 taxable year.

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

The occurrence of recent adverse developments in the mortgage finance and credit markets has affected our business and our stock price.

•

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and industry-related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing our mortgage assets, and are continuing to face these challenges in 2008. There is no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. Beginning in August 2007, the fair value of our ARM Assets as well as our Hedging Instruments declined, our margin requirements on our financing increased and in August 2007 we sold a significant amount of assets and terminated Swap Agreements in order to reduce our exposure to further margin calls on recourse borrowings and hedging transactions. There is no assurance that the value of our Purchased ARM Assets and Hedging Instruments will not decline further, that lenders will not make additional margin calls or that we will be able to satisfy additional margin calls. The price of our Common Stock declined significantly as a result of these events and the impact on our earnings. There is no assurance that our stock price will not continue to experience significant volatility as mortgage security prices continue to decline.

We face increasing competition in our market from banks and other financial institutions.

•

We may not be able to compete effectively in our lending markets, which could adversely affect our results of operations. Our lending markets are highly competitive. The increasingly competitive environment is a result of changes in the availability and terms of credit in the mortgage finance market. Banks have access to alternative sources of mortgage financing such as FDIC insured deposits and Federal Home Loan Bank products which are not available to us. Financial institutions that are larger than we are may have greater access to capital markets, may be able to offer products similar to ours at lower costs and may offer a broader array of services. Increased competition may result in a decrease in our loan originations or a higher cost to originate loans.

ARM yields change as short-term interest rates change.

•	When short-term interest rates are low, the yields on our ARM Assets will be low, reducing our return on equity.

•

We own ARM Assets tied to various interest rate indices. If the interest rate indices applicable to our ARM Assets change independently of other market interest rates, our ARM yields, spreads, premium amortization expense and earnings may be adversely affected.

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

We leverage our long term capital, which consists of equity and unsecured debt with borrowed money to fund the purchase of additional ARM Assets. A significant contributor to our earnings is the interest margin between the yield on our ARM Assets and the cost of our borrowings.

•	All of the risks highlighted above could be magnified because we use borrowed funds to acquire additional ARM Assets for our portfolio.

•	Our ability to borrow and our cost of borrowing could be adversely affected by deterioration in the quality or fair value of our ARM Assets or by general availability of credit in the mortgage market.

•

We borrow funds in the Reverse Repurchase Agreement market, and through whole loan financing facilities, based on the fair value of our ARM Assets less a margin amount. If the fair value of our ARM Assets declines, the lender’s opinion about the fair value of our ARM Assets changes or our margin requirements increase, we could be subject to margin calls that would require us to either pledge additional ARM Assets as collateral or reduce our borrowings. If we did not have sufficient unpledged assets or liquidity to meet these requirements, we may need to sell assets under adverse market conditions or at losses to satisfy our lenders. Alternatively, the lender may terminate the lending agreement and sell the assets without our knowledge should we default under any of these lending agreements.

•

Our borrowings are tied primarily to the LIBOR interest rates, while our assets are indexed to LIBOR and other various interest rate indices. If these other short-term indices move differently than LIBOR, our earnings or book value could be adversely affected to the extent of the difference.

•

If we are unable to re-finance our asset-backed commercial paper facilities which mature through March 2008, reverse repurchase agreements which mature through May 30, 2012, and whole loan financing facilities, which expire between April and December 2008, on favorable terms or at all, our liquidity and capital resources could be materially adversely affected.

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

•

We purchase and originate ARM Assets at prices greater than par. We amortize the premiums over the expected life of the ARM asset. To the extent that we have purchased such assets, our yields, spreads and earnings could be adversely affected if mortgage prepayment rates are greater than anticipated at the time of acquisition or if the index upon which the floating rate period interest rate is calculated declines because we would have to amortize the premiums at a faster rate.

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

Our REIT qualification creates certain risks.

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

If the Service were to determine that (i) we failed the 95% REIT gross income test for our 2007 taxable year and (ii) our failure of that test was not attributable to reasonable cause, but rather, willful neglect, we would fail to qualify as a REIT for our 2007 taxable year and this could adversely affect our shareholders.

•

If the gain we recognized upon disposition or other termination of Swap Agreements in 2007 is not qualifying income for purposes of the annual 95% REIT gross income test, then we may have failed that test for our 2007 taxable year. We believe, however, that, if we in fact failed the test, our failure would be considered due to reasonable cause and not willful neglect, and, therefore, we would not be disqualified as a REIT for our 2007 taxable year. We would, however, be subject to a tax based, in part, on the amount by which we failed the 95% gross income test. We expect that the amount of such tax would not exceed $300,000.

•

If the Service were to assert that we failed the 95% gross income test for our 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate for our 2007 taxable year. We would not be eligible to again elect REIT status until our 2012 taxable year.

The loss of the Investment Company Act exemption could adversely affect us.

•

We conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, we would not be able to operate as we currently do.

We are dependent on certain key personnel.

•

We are dependent upon the efforts of Garrett Thornburg, the Chairman of our Board of Directors, Larry A. Goldstone, our President and our Chief Executive Officer, Clarence G. Simmons, III, our Senior Executive Vice President and Chief Financial Officer, and Paul G. Decoff, our Senior Executive Vice President and Chief Lending Officer, all of whom are also key officers and employees of the Manager. The loss of any of their services could have an adverse effect on our operations.

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

Our principal executive offices are located in Santa Fe, New Mexico and are provided by the Manager in accordance with the Management Agreement. All of our subsidiaries, except Adfitech, have their principal offices in Santa Fe, New Mexico, which are leased from the Manager. Adfitech owns the land, and buildings thereon, at which Adfitech’s principal office is located in Edmond, Oklahoma.

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

Sedlmyer v. Thornburg Mortgage, Inc., et al., filed September 24, 2007

United States District Court, District of New Mexico

Snydman v. Thornburg Mortgage, Inc., et al., filed October 9, 2007

United States District Court, District of New Mexico

On August 21, 2007, a complaint for a securities class action entitled Slater v. Thornburg, et al. was filed in the United States District Court for the District of New Mexico against the Company and certain of our officers and directors. Subsequently, three similar class action complaints were filed in the Southern District of New York, and one more was filed in the District of New Mexico. All five complaints allege that the Company and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s common stock, and that the named plaintiff and members of the putative class purchased common stock at these artificially inflated market prices. Two complaints allege a class period running from October 6, 2005 through August 17, 2007, one alleges a class period running from October 6, 2005 through August 20, 2007, and two more allege a class period running from April 19, 2007 through August 14, 2007. Each complaint seeks unspecified money damages. The five actions have been formally consolidated in the District of New Mexico, and will be litigated as a single proceeding The Company believes the allegations are without merit, and intends to defend against them vigorously.

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

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Service for failing to make required disclosures with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. During 2007, we did not enter into any such transactions and were not required to pay a penalty to the Service for failing to make the required disclosures.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the New York Stock Exchange under the trading symbol “TMA”. As of February 15, 2008, we had 160,255,095 shares of Common Stock outstanding, held by 5,669 holders of record and approximately 136,218 beneficial owners.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of the Common Stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of Common Stock.

	Stock Prices			Cash Dividends Declared Per Share
	High	Low	Close
2007
Fourth Quarter ended December 31, 2007	$13.55	$8.78	$9.24	$0.25	(1)
Third Quarter ended September 30, 2007	27.19	7.61	12.85	0.00
Second Quarter ended June 30, 2007	28.11	25.52	26.18	0.68
First Quarter ended March 31, 2007	27.41	23.38	26.00	0.68

2006
Fourth Quarter ended December 31, 2006	$26.82	$24.28	$25.13	$0.68	(2)
Third Quarter ended September 30, 2006	28.72	22.55	25.47	0.68
Second Quarter ended June 30, 2006	28.91	25.89	27.87	0.68
First Quarter ended March 31, 2006	27.28	24.77	27.06	0.68

(1)	The 2007 fourth quarter dividend was declared in December 2007 and paid in January 2008.
(2)	The 2006 fourth quarter dividend was declared in December 2006 and paid in January 2007.

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

Total Return Comparison

The following graph presents a total return comparison of the Common Stock for the five-year period from December 31, 2002 through December 31, 2007, to the FTSE NAREIT All REIT, the Bloomberg Mortgage REIT Index and the Standard and Poor’s 500 Financials Index. The total return reflects stock price appreciation and the value of dividends for the Common Stock and for each of the comparative indices. We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in the Common Stock and each index was $100 on December 31, 2002, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

Total Return Comparison From December 31, 2002 Through December 31, 2007

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
TMA	$100.00	$148.63	$173.48	$173.53	$184.53	$75.28
FTSE NAREIT All REIT	$100.00	$129.34	$158.92	$162.90	$209.02	$164.31
Bloomberg Mortgage REIT Index	$100.00	$134.01	$170.89	$142.90	$171.36	$93.20
S&P 500 Financials Index	$100.00	$130.98	$145.17	$154.59	$184.22	$150.22

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. You should read the selected financial data together with the more detailed information obtained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Operations Statement Highlights

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except percentages and per share data)
Net interest income	$316,261	$346,684	$344,457	$293,699	$233,953
Net (loss) income	$(874,948)	$297,697	$282,844	$232,564	$176,504
EPS (basic)	$(7.48)	$2.58	$2.79	$2.80	$2.73
EPS (diluted)	$(7.48)	$2.58	$2.79	$2.80	$2.71
Average common shares—basic	122,303	111,055	99,187	83,001	63,485
Average common shares—diluted	122,303	111,055	99,187	83,001	65,217
Taxable income per common share (1)	$1.56	$2.47	$2.83	$2.93	$2.81
Dividends declared per common share (2)	$1.61	$2.72	$2.72	$2.66	$2.49
Yield on ARM Assets	5.51%	5.17%	4.42%	3.98%	4.05%
Portfolio Margin	0.66%	0.73%	1.01%	1.25%	1.61%
Return on Equity	(45.90)%	12.78%	14.04%	15.55%	17.31%
Operating expense to average assets	0.14%	0.20%	0.25%	0.32%	0.42%

Balance Sheet Highlights

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
ARM Assets	$35,433,341	$51,532,955	$41,484,029	$28,743,061	$18,852,166
Total assets	$36,521,162	$52,705,052	$42,507,741	$29,212,402	$19,118,799
Reverse Repurchase Agreements	$11,547,354	$20,706,587	$23,390,079	$14,248,939	$13,926,858
Asset-backed CP	$400,000	$8,906,300	$4,990,000	$4,905,000	$—
Collateralized Mortgage Debt	$21,246,086	$18,704,460	$10,254,334	$6,645,598	$3,114,047
Senior and Subordinated Notes	$545,000	$545,000	$495,000	$305,000	$251,080
Shareholders’ equity	$2,002,685	$2,377,072	$2,207,086	$1,789,184	$1,239,104
Historical book value per common share (1)	$12.65	$21.66	$21.41	$20.46	$18.68
Book value per common share	$8.36	$18.92	$20.00	$19.47	$16.75
Number of common shares outstanding	139,936	113,775	104,775	91,904	73,985

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 30.
(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of our REIT estimated taxable income per common share to GAAP EPS (basic) follows:

Reconciliation of REIT Estimated Taxable Income Per Share to GAAP EPS

	Year ended December 31,
	2007	2006	2005	2004	2003
REIT Estimated Taxable income per share	$1.56	$2.47	$2.83	$2.93	$2.81
Non-deductible capital losses	(8.94)	—	—	—	—
Gain (loss) on purchase loan commitments	0.01	0.02	(0.01)	(0.12)	0.04
Long-term incentive plan expense	0.05	(0.03)	(0.03)	(0.08)	(0.16)
Actual payments under long-term incentive plan	0.05	0.03	0.01	0.01	0.02
Taxable REIT subsidiary (loss) income	(0.06)	0.01	0.06	(0.03)	—
Hedging Instruments, net	—	0.12	(0.04)	0.12	0.04
Provision for loan losses, net	(0.12)	(0.03)	(0.01)	(0.02)	(0.01)
Actual loan losses on ARM Assets	0.01	—	—	—	—
Timing of dividend on Preferred Stock	(0.04)	—	—	—	—
Other	—	(0.01)	(0.02)	(0.01)	(0.01)

GAAP EPS	$(7.48)	$2.58	$2.79	$2.80	$2.73

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

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,
	2007	2006	2005	2004	2003
Historical book value per share	$12.65	$21.66	$21.41	$20.46	$18.68
Unrealized losses on ARM securities	(2.89)	(4.08)	(5.13)	(1.93)	(0.58)
Unrealized (losses) gains on Hedging Instruments	(1.40)	1.34	3.72	0.94	(1.35)

GAAP book value per share	$8.36	$18.92	$20.00	$19.47	$16.75

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We returned to profitability in the fourth quarter of 2007 during a period of unprecedented industry turmoil which began in the third quarter of 2007. A detailed discussion of the impact of those events on our financial results in the third quarter of 2007 can be found in the “Executive Overview” section beginning on page 26 of our September 30, 2007 Form 10-Q. A discussion of current market conditions can also be found in the “Recent Developments” section beginning on page 34 of this report. Our primary focus in the fourth quarter of 2007 and for the coming months remains increasing our access to reliable, diversified and attractively priced financing for our portfolio of high quality ARM Assets. In recent months, the mortgage industry has remained under continued pressure due to numerous factors, which include continued industry-wide disclosures regarding the continued deterioration of the value of mortgage assets held by banks and broker-dealers, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities in the Reverse Repurchase Agreement and other mortgage financing markets.

As a result of these factors, during the fourth quarter of 2007 and continuing in 2008, we have experienced declines in the market value of our securities to levels at or below levels experienced in August 2007, and incurred additional margin calls as a result of the decline in our securities prices, an increase in certain margin requirements and a further decline in the value of our Hedging Instruments as a result of the continued decline in yields on Swap Agreements. All of these market value losses are unrealized and there has been no deterioration in the actual credit performance of our assets. In addition, the cost of financing in the Reverse Repurchase Agreement market increased during the fourth quarter of 2007, especially in December 2007, compared to prior periods as a result of both the increased spread between the LIBOR and Federal Funds rate and increased financing spreads over LIBOR required by our Reverse Repurchase Agreement lenders. However, we did return to profitability during the fourth quarter, and despite these challenges, we successfully continue to meet all margin calls, we maintain existing short-term financing facilities with our existing finance counterparties and we have successfully added new financing capacity since year end. We have seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several of its most dramatic cuts ever in short-term interest rates, and we have also seen a steady decline in our financing spreads to LIBOR since December. We believe that these trends are expected to cause our cost of funds to decline meaningfully relative to the yield on our assets in the months and quarters ahead.

The year ahead will be challenging for the mortgage industry but we are optimistic over the longer term about the outlook for our performance in this changing environment. Our primary focus over the coming months remains maintaining sufficient liquidity and increasing our access to diversified and attractively priced financing for our portfolio of High Quality ARM Assets. Financing mortgage assets will remain a challenge particularly for Investment Grade MBS rated AA to BBB, even for those backed by prime jumbo ARM loans. However, we began to see financing conditions improve and, despite the challenging market for financing, we continue to maintain existing short-term financing facilities with our existing finance counterparties and have added new financing capacity since the year ended December 31, 2007. Secondarily, continuing our lending practices in this market environment also remains challenging. The current declines in home prices make assessing property values particularly challenging, and, given our reliance on the rating agencies for assigning credit enhancement levels for our mortgage loans as we seek to securitize them for permanent financing, we continue to have some uncertainty and lack of clarity about the rating agency process and how those credit assessment processes may change over time. But, despite a continued modest increase in loan delinquencies in the fourth quarter, the credit quality of our originated and acquired loan portfolios continues to perform extremely well and their performance is consistent with our historical expectations and current credit reserve levels. As a result, we believe that our credit performance through this market environment validates our historical approach to credit lending for first mortgage loan borrowers.

From our perspective, there are several positive trends that began to materialize in the fourth quarter of 2007 including: 1) our declaration and subsequent payment of a common dividend of $0.25 per common share; 2) the fact that our fourth quarter earnings were clearly above the fourth quarter dividend level and above the consensus estimates; 3) a decline in our cost of funds versus the third quarter and; 4) our ability to successfully finance our mortgage loans through securitization at an attractive cost of funds and spread. In addition to these highlights of our fourth quarter, the mortgage market’s continued turbulence has provided ample new mortgage investment opportunities with improved spread opportunities, and our origination business continues to experience dramatic growth since the end of the third quarter. Also, our portfolio duration has increased to the upper end of our allowable policy range of one year suggesting that we expect our portfolio margins and spreads to continue to improve in the near term.

Fourth Quarter Financial Results

In the fourth quarter, net income earned before preferred stock dividends was $64.8 million, down 19% from $80.3 million a year ago. Net interest income was $87.2 million compared to $90.7 million, or 4% less than a year ago. Return on equity for the fourth quarter was 10.54% compared to 14.08% for the year ago period. For the quarter, operating expenses as a percentage of average assets, which are among the lowest in the industry, decreased to 0.17% at December 31, 2007, from 0.20% at December 31, 2006, which helped support earnings. Book value at December 31, 2007 was $8.36 per common share, down from $10.14 per common share at September 30, 2007, principally as a result of a $142.9 million decrease in the unrealized market value of our mortgage assets and a $115.2 million decrease in the unrealized market value of our hedging instruments. We believe that this decline in book value validates the existence of wider spread opportunities in the mortgage market. However, as a result of the recent events described in the “Recent Developments” section on page 34, there can be no assurance that we will not experience a further decline in book value.

The portfolio yield during the fourth quarter increased to 5.75% from 5.40% in the prior quarter. Our average cost of funds decreased to 5.04% in the fourth quarter from 5.26% in the prior quarter. This resulted in an average net interest margin of 0.96% for the quarter, which was up dramatically from 0.31% in the prior quarter.

Premium amortization was $5.0 million for the fourth quarter of 2007, which reflects a decline in actual CPR for the quarter to 9.7% from 14.0% for the quarters ended September 30, 2007 and December 31, 2006. In calculating our amortization for the fourth quarter of 2007, we have assumed prepayments for our portfolio will be 13% CPR for three months before accelerating to a forecasted CPR of 23% thereafter. Our forecast is based on the recent decreases in mortgage interest rates and the age, coupon and product-based vectors of our portfolio. We believe our prepayment assumptions are prudent and conservative yet representative of the competing factors of falling mortgage interest rates offset by declining real estate values and considerably tighter lending standards. Regardless, actual prepayments over the past 6 months have averaged 11.8% CPR, slower than would normally be expected given the level of long term interest rates in the fourth quarter of 2007. We believe that continuation of the current mortgage market dynamics will likely perpetuate prepayment behavior that is below current expectations and result in premium amortization for subsequent quarters in the $5 million to $10 million range. Nevertheless, if prepayments were to pick up, we own our mortgage assets at a premium of 0.46% which suggests that any increase in prepayments will have a minimal impact on our portfolio spreads and margins.

In addition to decreased premium amortization, our net interest margin benefited from short-term financing costs decreasing by 33 basis points in the fourth quarter despite increased LIBOR rates beginning in November and increased spreads over LIBOR to obtain financing over year end. Fourth quarter short-term financing costs were also elevated by the amortization of $4.2 million of commitment fees. We continue to maintain committed Reverse Repurchase Agreement facilities totaling $2.25 billion at a spread to LIBOR of 50 basis points and with 7% to 8% haircuts and $5.2 million of remaining commitment fees, which will be written off ratably over the first and second quarter of 2008. These committed facilities mature between March 2008 and June 2008, although we expect to renew some of these facilities when they mature.

Long-Term Capital Growth

During the fourth quarter, we raised net proceeds of $91.0 million through the sale of additional common equity during the quarter at an average net price of $9.80 per share. These sales took place through our DRSPP. The proceeds from this capital provided an additional source of liquidity during the quarter to strengthen our balance sheet, support our mortgage loan funding operations and facilitate the limited acquisition of mortgage-backed securities.

As a result of the increase in common equity and the limited asset growth of $228 million, our leverage was further reduced in the fourth quarter. We had an Adjusted Equity-to-Assets Ratio of 17.06% at the end of the fourth quarter, up from 16.71% at September 30, 2007.

Asset Acquisitions

During the fourth quarter of 2007, we originated $516.7 million of ARM Loans at an average price of 101.01% of par and average anticipated yields of approximately 6.49%. Even though 2007 was a challenging year for mortgage lenders, our correspondent relationships grew by 12% and we now have 306 correspondent partners approved to originate loans that meet our pricing and underwriting specifications. And because we are known for our specialized focus on prime, super-jumbo ARM Loans, our average correspondent loan size grew to $984,000 in 2007 from $818,000 in 2006. Based on the latest mortgage origination statistics, we are the nation’s 19th largest correspondent lender.

Our wholesale channel has also gained a great deal of momentum due to our unique lending platform. We now have 18 account executives in targeted geographic regions supporting 684 brokerage firms. We continue to believe this channel will be our fastest growing loan origination channel and will provide an attractive source of higher yielding loans for our portfolio. In 2008, we anticipate that 33% of our loan origination activity will be generated by this channel. Our average wholesale loan size was $1.2 million in 2007.

During the quarter, we also acquired $995.4 million of new Purchased ARM Assets at an average price of 99.61% of par and average approximate yields of 6.30%. At quarter end, the unamortized cost basis at which we held our ARM Assets was 100.46%, down from 100.48% in the prior quarter. This premium positions our asset portfolio favorably in the event the Federal Reserve continues to reduce rates, which could result in still lower mortgage rates and cause an increase in refinance activity despite the slowdown in real estate activity. Through January 31, 2008, we acquired an additional $819.2 million of new ARM Assets with anticipated yields of approximately 5.63% which, in addition to those assets acquired in the fourth quarter, we expect will contribute favorably to our net interest margin in 2008.

Credit Quality

We remain committed to preserving strong asset quality. At December 31, 2007, 97.0% of our ARM Asset portfolio was High Quality, of which 29.2% represented Purchased ARM Assets and the remaining 67.8% was comprised of High Quality ARM Loans.

Purchased Securitized Loans comprised 1.8% of ARM assets. We have retained the credit risk associated with the ownership of these Purchased Securitized Loans which have a total outstanding principal balance of $5.9 billion. Accordingly, we have an allowance for loan losses in the form of a non-accretable discount of $21.7 million, or 0.37% of the balance of these securities.

A number of factors indicate that the credit quality of our entire portfolio of ARM Assets continues to be exceptional. Only one of our Purchased ARM Assets with a carrying value of $907,000 was downgraded in the fourth quarter and our Purchased ARM Assets portfolio continues to be unaffected by recent rating agency activities. Further, none of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. Our ARM Loan portfolio has experienced very few early payment defaults and only 144 of our 37,125 ARM Loans are more than 60 days delinquent or REO at December 31, 2007. Further, we have no repurchase obligations on any ARM Loans that we have originated.

At December 31, 2007, 60-day plus delinquent loans and real-estate owned properties (REO) in our originated and bulk purchased loans totaled 0.44% of our $24.6 billion portfolio of securitized and unsecuritized ARM Loans, up from 0.27% at September 30, 2007, but still significantly below the industry’s conventional prime ARM loan delinquency ratio of 4.23% at September 30, 2007 as reported by the Mortgage Bankers Association. Of these 144 delinquent loans and REO properties, 96 were in the foreclosure process or on the market for sale suggesting that near term further increases in delinquencies may be minimal. One category of bulk purchased loans, specifically $630.6 million of Pay Option ARMs purchased from one seller, continues to exhibit higher delinquencies than the rest of our loan portfolio and is effectively doubling our total portfolio delinquency rate. However, we expected that these loans would experience higher delinquencies and losses when we made the acquisition and are managing these delinquencies effectively so as to minimize losses. Further, this portfolio continues to decline as a percentage of our entire portfolio. At December 31, 2007, our allowance for loan losses totaled $17.6 million, or 0.07%, of the total loan portfolio, and the allowance for losses on REO properties totaled $4.2 million, or 24.96%, of the total REO portfolio, which management believes are appropriate allowance levels given the exemplary characteristics of our ARM Loan and REO portfolios. We realized loan losses of $735,000 during the fourth quarter and recorded $601,000 in write-downs related to REO that we expect to sell in the future.

Securitization Activity

In October 2007, we successfully completed an $832.9 million Collateralized Mortgage Debt transaction with ARM Loans that had expected yields averaging 6.80%. The financing cost of the AAA-rated classes, which were sold to third-party investors and are now permanently financed as a result, was approximately 5.98%, which generated a yield spread of 82 basis points.

This Collateralized Mortgage Debt transaction was completed without any significant increase in credit enhancement levels from the historic levels experienced prior to the third quarter of 2007.

Recent Developments

Beginning on February 14, 2008, there was once again a sudden adverse change in mortgage market conditions in general and more specifically in the valuations of mortgage securities backed by Alt-A mortgage loan collateral. As of February 15, 2008, our Purchased ARM Assets included approximately $2.9 billion of super senior, credit-enhanced mortgage securities, all of which are AAA-rated and backed by Alt-A mortgage collateral. Our current credit assessment of these mortgage securities in our portfolio suggests a low possibility of future downgrades and even less risk of actual losses. We have not realized any losses on these mortgage securities to date. However, we have observed deterioration in the liquidity for these securities and increased difficulty in obtaining market prices. Accordingly, market valuations of these securities have decreased between 10 and 15 percent since January 31, 2008, and as a result, we have been subject to margin calls on this collateral. Since February 14, 2008, we have met margin calls in excess of

$300 million on our Reverse Repurchase Agreements, the substantial majority of which is related to the decline in valuations placed on these securities. However, in the short term, the sudden decline in the valuation of these securities has left us with reduced readily available liquidity to meet future margin calls, relative to our cash and unpledged securities position of December 31, 2007. In the event that we cannot meet future margin calls from our available cash position, we might need to selectively sell assets in order to raise cash. To date, no such sales have been required to meet margin calls. However, there is no assurance that the value of our mortgage portfolio and derivatives portfolio will not decline further, that we will not experience a further decline in our book value, that lenders will not make additional margin calls or that we will be able to satisfy additional margin calls, if any. We improved our liquidity position by issuing Collateralized Mortgage Debt backed by mortgage securities previously pledged under Reverse Repurchase Agreements. Collateralized Mortgage Debt, which replaced Reverse Repurchase Agreement and whole loan financing debt, is non-recourse debt financing not subject to margin calls. Additionally, while we have successfully maintained our financing lines, increasing those lines has become more difficult since February 14, 2008. Given the current uncertainty regarding these market conditions, we are unable to offer any additional factual information on the situation and how it will impact us other than to disclose what we are currently seeing in the mortgage market.

Given the market impact the liquidity crisis had beginning in August 2007 on short-term interest rates coupled with our reduced interest rate hedging position and falling financing rates, we expect our interest spread and portfolio margin to continue to increase over the coming quarters as borrowing costs react to lower market interest rates while relatively slow prepayments preserve the yield on our ARM assets at the current level. At December 31, 2007, Swap Agreements plus fixed rate borrowings totaled $11.2 billion versus our portfolio of Hybrid ARM assets of $29.3 billion. Accordingly, interest margin will increase on $18.1 billion of currently fixed rate assets funded with floating rate liabilities.

However, as discussed above, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. As a result, we expect to continue to operate with a historically low level of leverage and to continue to take actions that would support higher levels of liquidity and available cash.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net purchase premium of $204.1 million at December 31, 2007 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our purchase premium. We believe the current lifetime assumptions used, which average 23.1% CPR, are appropriate and consistent with our long-term portfolio experience and expectations.

Changed Assumption	Increase (Decrease) in Net Purchase Premium (in thousands)
Prepayment assumption increased by 1% CPR	$(2,216)
Prepayment assumption increased by 2% CPR	$(4,370)
Prepayment assumption decreased by 1% CPR	$2,267
Prepayment assumption decreased by 2% CPR	$4,410

Future premium amortization and accretion will also be influenced by new asset acquisitions, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of most of our Purchased ARM Assets and all of our Hybrid ARM Hedging Instruments are based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. For Purchased Arm Assets valued by management, we first look to identify a security in our portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. Our objective is to use the third-party quote as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At December 31, 2007, management’s judgment was used to estimate the fair value of $4.5 billion or 12% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 1 to the financial statements for a summary table of the methodologies used to value ARM Assets.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We have determined that the gross unrealized losses of $427.8 million on Purchased ARM Assets at December 31, 2007 are not reflective of credit deterioration and because we have the ability and intent to hold the Purchased ARM Assets until recovery, the losses are not other-than-temporary impairments.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in High-Quality, first lien residential mortgage loans. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans quarterly for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into earnings over the remaining life of the loan under the interest method.

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

The following table presents a sensitivity analysis to show the impact on our allowance for loan losses at December 31, 2007 of using 5% increases and decreases in the borrower’s propensity to default and the loss severity if there is a default. The purpose of this analysis is to provide an indication of the impact that defaults and loss severity assumptions have on our estimate of allowance for loan losses. It is not intended to imply our expectation of future default levels or changes in loss severity. We believe the current assumptions used for defaults and loss severity are appropriate.

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses (in thousands)
Default assumption increased by 5%	$1,681
Default assumption decreased by 5%	$(1,681)
Loss severity assumption increased by 5%	$3,782
Loss severity assumption decreased by 5%	$(3,782)

For additional information on our significant accounting policies, see Note 1 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB SFAS 157 to FASB SFAS 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS 13” and FASB Staff Position 157-2, “Effective Date of FASB SFAS 157.” FASB Staff Position 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FASB Staff Position 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning January 1, 2009, and is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for us on January 1, 2008, and did not have a material impact on our consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts, –an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon application, we will be permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for us on January 1, 2008, and did not have a material impact on our consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin 109. Staff Accounting Bulletin 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We have not yet determined the estimated financial impact, if any, on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for us on January 1, 2009, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

Financial Condition

Asset Quality

At December 31, 2007, we held total assets of $36.5 billion, $35.4 billion of which consisted of ARM Assets. That compares to $52.7 billion in total assets and $51.5 billion of ARM Assets at December 31, 2006. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At December 31, 2007, 94.1% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at December 31, 2007 and December 31, 2006 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	December 31, 2007
	Purchased ARM Assets			ARM Loans			Total
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$2,512,881		23.5%	$140		0.0%	$2,513,021	7.1%

Non-agency ARM Assets:
AAA/Aaa rating	7,429,978		69.5	23,987,925	(1)	97.0	31,417,903	88.7
AA/Aa rating	427,199		4.0	24,380	(1)	0.1	451,579	1.2

Total non-agency ARM Assets	7,857,177		73.5	24,012,305		97.1	31,869,482	89.9

Total High Quality	10,370,058		97.0	24,012,445		97.1	34,382,503	97.0

Other Investments
Non-agency ARM Assets:
A rating	183,538		1.7	18,957		0.1	202,495	0.6
BBB/Baa rating	105,371		1.0	12,144		0.0	117,515	0.3
BB/Ba rating and below	35,076	(2)	0.3	163,594	(1)	0.6	198,670	0.5
ARM Loans pending securitization	—		0.0	549,724		2.2	549,724	1.6

Total Other Investments	323,985		3.0	744,419		2.9	1,068,404	3.0

Allowance for loan losses	—		0.0	(17,566)		0.0	(17,566)	(0.0)

Total ARM portfolio	$10,694,043		100.0%	$24,739,298		100.0%	$35,433,341	100.0%

(1)

As of December 31, 2007, the Investment Grade classes of ARM Loans Collateralizing Debt were credit-enhanced through overcollateralization and subordination in the amount of $158.8 million, which is included in the BB/Ba Rating and Below category.

(2)

As of December 31, 2007, we had total non-accretable discounts of $21.7 million on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

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

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of December 31, 2007, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $24.6 billion, consisting of TMHL originations of $17.8 billion and bulk acquisitions of $6.8 billion.

ARM Loan Portfolio Characteristics—TMHL Originations

	Average	High	Low
Original loan balance	$709,428	$14,000,000	$25,000
Unpaid principal balance	$683,737	$14,000,000	$481
Coupon rate on loans	6.02%	8.88%	3.00%
Pass-through rate	5.74%	8.62%	2.67%
Pass-through margin	1.68%	4.75%	0.26%
Lifetime cap	11.10%	18.00%	6.00%
Original term (months)	361	480	120
Remaining term (months)	336	480	66

Geographic distribution (top 5 states):
California	30.0%
New York	10.7
Colorado	8.6
Florida	7.3
Georgia	5.1

Occupancy status:
Owner occupied	70.0%
Second home	18.8
Investor	11.2

Documentation type:
Full	88.0%
Stated income/no ratio	12.0

Loan purpose:
Purchase	50.5%
Cash out refinance	30.1
Rate & term refinance	19.4

Unpaid principal balance:

$417,000 or less	15.3%
$417,001 to $650,000	15.5
$650,001 to $1,000,000	19.2
$1,000,001 to $2,000,000	32.0
$2,000,001 to $3,000,000	8.8
Over $3,000,000	9.2

Original effective loan-to-value:
80.01% and over	0.9%
70.01%-80.00%	47.7
60.01%-70.00%	24.2
50.01%-60.00%	13.0
50.00% or less	14.2

Property type:
Single-family	77.1%
Condominium	17.7
Other residential	5.2
ARM Loan type:
Traditional ARM loans	2.5%
Hybrid ARM loans	97.5
ARM interest rate caps:

Initial cap on Hybrid ARM loans:
3.00% or less	6.1%
3.01%-4.00%	3.6
4.01%-5.00%	80.7
5.01%-6.00%	7.1

Periodic cap on ARM Loans:
None	1.4%
1.00% or less	0.8
Over 1.00%	0.3

Percent of interest-only loan balances:	93.8%

Weighted average length of remaining interest-only period:	9.6 years
FICO scores:
801 and over	5.4%
751 to 800	45.8
701 to 750	31.5
651 to 700	15.5
650 or less	1.8
Weighted average FICO score:	745

Weighted average effective original loan-to-value:	66.7%

ARM Loan Portfolio Characteristics—Bulk Acquisitions

	Average	High	Low
Original loan balance	$631,156	$10,016,162	$13,190
Unpaid principal balance	$613,681	$10,358,506	$454
Coupon rate on loans	6.10%	9.13%	2.75%
Pass-through rate	5.80%	8.65%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.75%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	336	467	41

Geographic distribution (top 5 states):
California	43.4%
New York	7.4
Florida	7.0
New Jersey	4.5
Virginia	3.8

Occupancy status:
Owner occupied	88.4%
Second home	9.4
Investor	2.2

Documentation type:
Full	58.9%
Stated income/no ratio	41.1

Loan purpose:
Purchase	53.0%
Cash out refinance	27.4
Rate & term refinance	19.6

Unpaid principal balance:
$417,000 or less	12.6%
$417,001 to $650,000	37.2
$650,001 to $1,000,000	24.8
$1,000,001 to $2,000,000	13.4
$2,000,001 to $3,000,000	5.2
Over $3,000,000	6.8
Original effective loan-to-value:
80.01% and over	0.6%
70.01%-80.00%	48.2
60.01%-70.00%	26.0
50.01%-60.00%	12.6
50.00% or less	12.6

Property type:
Single-family	83.5%
Condominium	15.5
Other residential	1.0

ARM Loan type:
Traditional ARM loans	13.5%
Hybrid ARM loans	86.5

ARM interest rate caps:
Initial cap on Hybrid ARM loans:
3.00% or less	2.7%
3.01%-4.00%	0.0
4.01%-5.00%	80.8
5.01%-6.00%	3.0

Periodic cap on ARM Loans:
None	13.4%
1.00% or less	0.0
Over 1.00%	0.1

Percent of interest-only loan balances:	70.8%

Weighted average length of remaining interest-only period:	8.9 years

FICO scores:
801 and over	4.4%
751 to 800	42.9
701 to 750	35.4
651 to 700	16.1
650 or less	1.2

Weighted average FICO score:	744

Weighted average effective original loan-to-value:	68.0%

As of December 31, 2007 and December 31, 2006, we serviced $14.7 billion and $12.0 billion of our loans, respectively, and had 22,264 and 20,637 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	December 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$1,926,586	5.5%	$2,029,809	3.9%
Six-month LIBOR	2,028,495	5.7	1,222,463	2.4
MTA	1,141,773	3.2	1,965,885	3.8
Other	1,007,184	2.8	1,495,772	2.9

	6,104,038	17.2	6,713,929	13.0

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	4,501,323	12.7	9,024,562	17.5
Over 3 years—5 years	3,774,368	10.6	9,260,351	18.0
Over 5 years	21,071,178	59.5	26,548,021	51.5

	29,346,869	82.8	44,832,934	87.0
Allowance for loan losses	(17,566)	(0.0)	(13,908)	(0.0)

	$35,433,341	100.0%	$51,532,955	100.0%

The ARM portfolio had a weighted average coupon of 5.82% at December 31, 2007. This consisted of a weighted average coupon of 5.58% on the Hybrid ARM Assets and a weighted average coupon of 5.92% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 6.01%, based upon the composition of the portfolio and the applicable indices at December 31, 2007. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.20%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At December 31, 2007, the current yield of the ARM Assets portfolio was 5.77% up from 5.29% as of December 31, 2006. The 48 BP increase in the yield from December 31, 2006 to December 31, 2007, is primarily due to a 34 BP increase in the weighted average coupon as a result of new asset purchases at higher weighted average coupons and the sale of assets with lower weighted average coupons and a 14 BP increase due to decreased premium amortization due to slower actual prepayments and expected future prepayments.

        Interest Rate Risk Management

The Hybrid ARM portfolio comprised 82.8% of the total ARM portfolio, or $29.3 billion at December 31, 2007, compared to 87.0%, or $44.8 billion as of December 31, 2006. We attempt to manage our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments whose combined Effective Duration is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2007, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.69 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.62 years.

As of December 31, 2007 and 2006, we were counterparty to Swap Agreements having an aggregate notional balance of $8.0 billion and $34.8 billion, respectively. As of December 31, 2007, our Swap Agreements had a weighted average maturity of 2.3 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.76% and 4.51% at December 31, 2007 and 2006, respectively. In addition, as of December 31, 2007, we had entered into delayed Swap Agreements with notional balances totaling $499.6 million that will become effective March 2009. We entered into these delayed Swap Agreements to hedge the financing of existing ARM Assets and the forecasted financing of our ARM Assets purchase commitments at December 31, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 4.70% at December 31, 2007. The net unrealized loss on all of these Swap Agreements at December 31, 2007 of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on these Swap Agreements recorded in OCI was $78.8 million. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. In the twelve month period following December 31, 2007, $85.9 million of net unrealized losses are expected to be realized as a component of net interest income.

As of December 31, 2007 and 2006, our Cap Agreements, used to manage our interest rate risk exposure on the financing of the Hybrid ARM Assets, had remaining net notional amounts of $630.9 million and $934.2 million, respectively. We have also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.6 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of our Cap Agreements at December 31, 2007 and 2006 was $1.6 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The net unrealized losses on Cap Agreements of $6.9 million and $6.5 million as of December 31, 2007 and

2006, respectively, are included in OCI. In the twelve month period following December 31, 2007, a $3.7 million loss is expected to be realized as a component of net interest income. Pursuant to the terms of these Cap Agreements, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM loans collateralizing our Collateralized Mortgage Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.04%. The Cap Agreements had an average maturity of 3.2 years as of December 31, 2007 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of December 31, 2007 and the balance of these same Hybrid ARM Hedging Instruments as of December 31 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of December 31,
	2007	2008	2009	2010	2011	2012
Swap Agreements:
Balance-guaranteed (1)(3)	$885,928	$336,147	$144,092	$81,648	$47,152	$37,722
Other (2)	7,658,892	5,896,216	1,936,346	2,516,901	2,084,082	1,189,328

	8,544,820	6,232,363	2,080,438	2,598,549	2,131,234	1,227,050

Cap Agreements(1)(3)	630,872	443,359	166,918	203,332	162,666	141,030

	$9,175,692	$6,675,722	$2,247,356	$2,801,881	$2,293,900	$1,368,080

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

(3)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of December 31, 2007 and as of December 31 for each of the following five years (in thousands):

	As of December 31,
	2007	2008	2009	2010	2011	2012
Swap Agreements	$885,928	$325,698	$142,536	$83,504	$49,423	$40,527
Cap Agreements	630,872	450,151	308,913	224,315	223,251	170,825

	$1,516,800	$775,849	$451,449	$307,819	$272,674	$211,352

We had no Pipeline Hedging Instruments at December 31, 2007. The fair value of the Pipeline Hedging Instruments at December 31, 2006 was a net unrealized loss of $849,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had a remaining notional balance of $349.0 million at December 31, 2006. We recorded a net loss of $16.9 million on

Derivatives during the year ended December 31, 2007. The net loss consisted of net losses of $15.8 million on Swap Agreements, which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007, and $9.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net losses were partially offset by net gains of $4.7 million on Swap Agreement terminations, $3.3 million on Pipeline Hedging Instruments and $600,000 on other Derivative transactions. We recorded a net gain of $25.7 million on Derivatives during the same period in 2006. This gain consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments. The net gain or loss on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions and Originations

During the year ended December 31, 2007, we purchased $10.3 billion of Purchased ARM Assets, 99.9% of which were High Quality assets, and we purchased or originated $5.4 billion of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during 2007, 93.3% were Hybrid ARM Assets and 6.7% were Traditional ARM Assets generally indexed to LIBOR. The following table compares our ARM Asset acquisition and origination activity for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Purchased ARM Assets:
Agency Securities	$2,403,039	$920,078	$—
High Quality, privately issued	7,881,209	7,294,640	16,669,625
Other privately issued	6,501	161,094	218,520

	10,290,749	8,375,812	16,888,145

ARM Loans:
Bulk acquisitions	107,307	6,054,938	1,879,528
Correspondent originations	4,010,998	5,283,089	4,688,550
Direct retail originations	99,190	198,841	274,814
Wholesale originations	1,150,028	104,556	—

	5,367,523	11,641,424	6,842,892

Total acquisitions and originations	$15,658,272	$20,017,236	$23,731,037

As of December 31, 2007, we had commitments to purchase $343.0 million of ARM Loans. At December 31, 2007, we used a 29.2% fallout assumption in the determination of our ARM loan commitments based on our historical experience with the conversion of loan commitments to funded loans.

Securitization Activity

During 2007, we securitized $6.5 billion of our ARM Loans into five Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to separate bankruptcy-remote legal entities, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $455.2 million of the resulting securities for our ARM Loan portfolio and financed $6.1 billion with third-party investors, thereby providing long-term collateralized financing for these assets which is not subject to margin calls.

As of December 31, 2007 and 2006, we held $21.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2007 and 2006, we held $2.5 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-K are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the year ended 2007, our mortgage assets paid down at an approximate average CPR of 14%, compared to 15% during the year ended 2006. For the quarter ended December 31, 2007, our mortgage assets paid down at an approximate average annualized CPR of 10%, compared to 14% for the quarters ended December 31, 2006 and September 30, 2007. When prepayment expectations over the remaining life of the assets increase and all other interest rate variables are held constant, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the prepayment assumptions used to amortize the net premium, as appropriate.

Liquidity and Capital Resources

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2007, we had Unencumbered Assets of $941.2 million, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. At December 31, 2007, we have readily available liquidity of approximately $587.2 million which represents protection against additional margin calls for up to a 4.5% decrease in the market price of the ARM Assets collateralizing our short-term borrowings. As of December 31, 2007, our portfolio consisted of 94.6% AAA-rated assets and 5.4% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007. In the fourth quarter, margin requirements remained high, financing spreads to LIBOR remained high and the number of finance counterparties for these asset classes remains limited. However, we have been successful in securing financing for our AAA and below AAA-rated assets, but we continue to pursue more permanent or predictable forms of financing, so as not to be subject to any further deterioration in future mortgage financing markets. Also, while we have successfully obtained waivers of financial covenants from our warehouse lenders to be able to continue to fund our mortgage loans, the commercial paper market for financing AAA-rated securities remains closed to us. While our liquidity position was severely impacted by the mortgage market events during the third quarter and fourth quarter of 2007, we continue to hold high quality mortgage assets that are performing exceptionally well, and we remain confident that we have adequate capital and liquidity to improve our operating results going forward.

Beginning on February 14, 2008, there was once again a sudden adverse change in mortgage market conditions in general and more specifically in the valuations of mortgage securities backed by Alt-A mortgage loan collateral. As of February 15, 2008, our Purchased ARM Assets included approximately $2.9 billion of super senior, credit-enhanced mortgage securities, all of which are AAA-rated and backed by Alt-A mortgage collateral. Our current credit assessment of these mortgage securities in our portfolio suggests a low possibility of future downgrades and even less risk of actual losses. We have not realized any losses on these mortgage securities to date. However, we have observed deterioration in the liquidity for these securities and increased difficulty in obtaining market prices. Accordingly, market valuations of these securities have decreased between 10 and 15 percent since January 31, 2008, and as a result, we have been subject to margin calls on this collateral. Since February 14, 2008, we have met margin calls in excess of $300 million on our Reverse Repurchase Agreements, the substantial majority of which is related to the decline in valuations placed on these securities. However, in the short term, the sudden decline in the valuation of these securities has left us with reduced readily available liquidity to meet future margin calls, relative to our cash and unpledged securities position of December 31, 2007. In the event that we cannot meet margin calls from our available cash position, we might need to selectively sell assets in order to raise cash. To date, no such sales have been required to meet margin calls. However, there is no assurance that the value of our mortgage portfolio and derivatives portfolio will not decline further, that we will not experience a further decline in our book value, that lenders will not make additional margin calls or that we will be able to satisfy additional margin calls, if any. We improved our liquidity position by issuing Collateralized Mortgage Debt backed by mortgage securities previously pledged under Reverse Repurchase Agreements. Collateralized Mortgage Debt, which replaced Reverse Repurchase Agreement and whole loan financing debt, is non-recourse debt financing not subject to margin calls. Additionally, while we have successfully maintained our financing lines, increasing those lines has become more difficult since February 14, 2008. Given the current uncertainty regarding these market conditions, we are unable to offer any additional factual information on the situation and how it will impact us other than to disclose what we are currently seeing in the mortgage market.

Given the market impact the liquidity crisis had beginning in August 2007 on short-term interest rates coupled with our reduced interest rate hedging position and falling financing rates, we expect our interest spread and portfolio margin to continue to increase over the coming quarters as borrowing costs react to lower market interest rates while relatively slow prepayments preserve the yield on our ARM assets at the current level. At December 31, 2007, Swap Agreements plus fixed rate borrowings totaled $11.2 billion versus our portfolio of Hybrid ARM assets of $29.3 billion. Accordingly, interest margin will increase on $18.1 billion of currently fixed rate assets funded with floating rate liabilities.

However, as discussed above, mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. As a result, we expect to continue to operate with a historically low level of leverage and to continue to take actions that would support higher levels of liquidity and available cash.

Sources of Funds

Our primary sources of funds for the year ended December 31, 2007 consisted of Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt, whole loan financing facilities, Subordinated Notes, proceeds of new equity offerings, principal and interest payments from ARM Assets, as well as proceeds from the sale of ARM Assets net of the payoff of financings of those assets. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet. From January 2007 through July 2007, we utilized Asset-backed CP as a funding source. In August 2007, commercial paper investors stopped investing in mortgage-backed commercial paper with extendable maturity features. As an issuer of commercial paper with an extendable maturity feature, we were unable to continue rolling over our maturing commercial paper as a result of the general disruption in the commercial paper market.

We have arrangements to enter into Reverse Repurchase Agreements with 13 different financial institutions and had borrowed funds from all of these firms as of December 31, 2007. In addition, we have obtained committed Reverse Repurchase Agreement financing capacity of $2.25 billion that expires between March and June of 2008, of which $534.5 million is currently unused. At December 31, 2007, we had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate (before the impact of hedging) of 5.22% and a weighted average remaining term to maturity of 8.6 months.

We also have an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided an alternative way to finance a portion of our ARM portfolio. We issued Asset- backed CP to investors in the form of secured liquidity notes that were recorded as borrowings on our Consolidated Balance Sheets and were rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s. As of December 31, 2007, we had $400.0 million of Asset-backed CP outstanding with a weighted average interest rate of 5.21% and a weighted average remaining maturity of 48 days. To date, we have paid all of our commercial paper at maturity; however, we are not able to issue new commercial paper. Accordingly, assets financed with the remaining Asset-backed CP will be financed with Reverse Repurchase Agreements as the Asset-backed CP matures through March 2008.

Because we borrow money under Reverse Repurchase Agreements based on the fair value of our ARM Assets, and because changes in interest rates or changes in mortgage securities spreads can negatively impact the valuation of ARM Assets, our borrowing ability under these agreements may be limited and lenders may initiate margin calls in the event interest rates change or the value of our ARM Assets declines for other reasons. In periods of financial stress, we may be exposed to valuations determined by counterparties that we may not agree with or may not reflect current market sale prices. External disruptions to credit markets might also impair access to additional liquidity and, therefore, we might be required to sell certain mortgage assets in order to maintain financing. If required, such sales might be at prices lower than the carrying value of the assets, which would result in losses. Due to disruptions in the secondary market for financing mortgage assets and rated MBS during the quarter ended September 30, 2007, we sold $21.9 billion of ARM Assets and recognized a loss of $1.1 billion in order to meet increased margin calls and reduce our reliance on short-term financing arrangements.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collateralized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 5.18% at December 31, 2007.

As of December 31, 2007, our Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.6 billion. The debt matures between 2033 and 2047 and is callable at our option at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

As of December 31, 2007, we had two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between April 2008 and December 31, 2008. In addition to our committed borrowing capacity, we had an uncommitted borrowing capacity of $1.0 billion at December 31, 2007. We are currently evaluating additional proposals for increasing our committed borrowing capacity and believe that our current committed borrowing capacity is adequate given our commitments to purchase or originate ARM loans as of December 31, 2007. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of December 31, 2007, we had $453.5 million borrowed against these whole loan financing facilities at an effective cost of 5.42%. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. Due to the losses we experienced on asset sales during the third quarter of 2007, we requested waivers of this covenant from each lender, which were granted. We were in compliance with all other covenants related to the whole loan financing facilities during 2007.

        Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 17.06%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. See the table below for the calculation of this ratio.

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 8 months as of December 31, 2007), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. Our initial margin requirements averaged approximately 10% at December 31, 2007 for these borrowings due to the changes in the mortgage asset financing markets described in the “Executive Overview” section beginning on page 31, which partially explains why our Adjusted Equity-to-Assets Ratio has more than doubled in size from a year ago. Our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets.

We use the Adjusted Equity-to-Assets Ratio as a way to measure our capital cushion relative to those recourse borrowings subject to margin call. If market values of ARM Assets decline significantly, resulting in margin requirements greater than our $587.2 million readily available liquidity, we could be forced to liquidate ARM Assets, potentially at a loss. As a result of the increase in margin requirements that became effective following August 2007, a decline in the market values of our portfolio as a result of widening spreads on mortgage assets, the decline in the value of our Hedging Instruments as a result of falling swap rates, and a general lack of reasonable financing for below AAA rated ARM Assets, our Adjusted Equity-to-Assets Ratio had increased to 17.06% as of December 31, 2007.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Our Collateralized Mortgage Debt only requires approximately 2% to 3% of equity capital to support these financings, versus our 8% minimum capital requirement on our recourse borrowings. As we enter into additional Collateralized Mortgage Debt financing transactions, they have the effect of increasing our Adjusted Equity-to-Assets Ratio. Therefore, we could retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Assets	$36,521,162	$52,705,052
Adjustments:
Net unrealized loss on Purchased ARM Assets	404,876	464,109
Net unrealized loss (gain) on Hedging Instruments	49,891	(258,044)
ARM Loans Collateralizing Debt	(21,739,789)	(19,072,563)
Cap Agreements	(67,032)	(112,468)

Adjusted assets	$15,169,109	$33,726,086

Shareholders’ equity	$2,002,685	$2,377,072
Adjustments:
Accumulated other comprehensive loss	600,211	312,048
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	21,246,086	18,704,460
ARM Loans Collateralizing Debt	(21,739,789)	(19,072,563)
Cap Agreements	(67,032)	(112,468)

	(560,735)	(480,571)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000

Adjusted shareholders’ equity	$2,587,161	$2,753,549

Adjusted Equity-to-Assets Ratio	17.06%	8.16%

GAAP equity-to-assets ratio	5.48%	4.51%

Ratio of historical equity-to-historical assets	5.51%	5.07%

Ratio of long-term equity-to-historical assets	8.51%	6.11%

Total risk-based capital /risk-weighted assets	21.05%	18.09%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it excludes Senior Notes and Subordinated Notes from our equity calculation and includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since we do not plan to sell our assets and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $25.0 billion instead of the $36.5 billion of assets owned as of December 31, 2007. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% to 3% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-historical assets ratio of 5.51% is higher than the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

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

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk-weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio of 21.05% tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized.”

        Equity Transactions

In May 2007, we completed a public offering of 4,500,000 shares of Common Stock and received net proceeds of $116.4 million.

In June 2007, we completed a public offering of 2,956,250 shares of Series E Preferred Stock at $25.00 per share and received net proceeds of $71.2 million. In July 2007, we issued an additional 206,250 shares of Series E Preferred Stock pursuant to the exercise of the remaining over-allotment option we had granted to underwriters and received net proceeds of $5.0 million. The quarterly dividend is equal to the sum of $0.46875 (which is equal to an annual base dividend rate of 7.50%), plus the product of the excess, if any, over $0.68 of the quarterly cash dividend paid on each share of Common Stock and the conversion rate then in effect. Shares of the Series E Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series E Preferred Stock by the conversion rate then in effect. The initial conversion price is $32.37 per Common Share. On or after June 19, 2012, we may require holders to convert the Series E Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series E Preferred Stock for a certain period of time. The Series E Preferred Stock is redeemable, in whole or in part, beginning on June 19, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series E Preferred Stock may also be redeemed under limited circumstances prior to June 19, 2012. We are not required to redeem the shares and the Series E Preferred Stock has no stated maturity date.

In September 2007, we completed a public offering of 23,000,000 shares of Series F Preferred Stock at a public offering price of $25.00 per share and received net proceeds of $545.3 million. The quarterly dividend is equal to the greater of (i) $0.6250 per quarter (which is equal to an annual base rate of 10%

of the $25.00 liquidation preference per share or $2.50 per year) or (ii) if, with respect to any calendar quarter, we distribute to the holders of Common Stock any cash, including quarterly cash dividends, an amount that is the same percentage of the $25.00 liquidation preference per share of Series F Preferred Stock as the Common Stock dividend yield for that quarter. Shares of the Series F Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series F Preferred Stock by the conversion rate then in effect. The initial conversion price is $11.50 per share of Common Stock. On or after September 7, 2012, we may require holders to convert the Series F Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series F Preferred Stock for a certain period of time. The Series F Preferred Stock is redeemable, in whole or in part, beginning on September 7, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series F Preferred Stock may also be redeemed under limited circumstances prior to September 7, 2012. We are not required to redeem the shares and the Series F Preferred Stock has no stated maturity date. As of December 31, 2007, 1,810,285 shares of Series F Preferred Stock had been converted to Common Stock.

During 2007, we issued 2,066,000 shares of Common Stock through at-market transactions under a continuous equity offering program and received net proceeds of $52.9 million.

During 2007, we issued 1,191,400 shares of Series C Preferred Stock through at-market transactions under a controlled equity offering program and received net proceeds of $29.3 million.

During 2007, we issued 15,660,220 shares of Common Stock under the DRSPP and received net proceeds of $206.5 million.

        Off-Balance Sheet Commitments

As of December 31, 2007, we had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans—correspondent originations	$227,287
ARM loans—wholesale originations	104,448
ARM loans—direct originations	11,224

$342,959

        Contractual Obligations

As of December 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$11,547,354	$9,300,353	$759,000	$1,488,001	$—
Asset-backed CP	400,000	400,000	—	—	—
Collateralized Mortgage Debt (1)	21,246,086	32,307	64,930	126,118	21,022,731
Whole loan financing facilities	453,500	453,500	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$34,191,940	$10,186,160	$823,930	$1,614,119	$21,567,731

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

Results of Operations—2007 Compared to 2006 and 2005

The table below presents our net (loss) income and Basic EPS and Diluted EPS for the years ended December 31, 2007, 2006 and 2005 (dollar amounts in thousands, except per share data):

	Year ended December 31,
	2007	2006	% Change	2005	% Change
Net (loss) income	$(874,948)	$297,697	(393.9)%	$282,844	5.3%
Basic and Diluted EPS	$(7.48)	$2.58	(389.9)%	$2.79	(7.5)%

The table below highlights the historical trend in the components of return on average common equity and the 10-year U.S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

Year Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Dec 31, 2005	17.47%	0.78%	1.07%	1.97%	(0.70)%	0.31%	14.04%	4.29%	9.75%
Dec 31, 2006	15.44%	0.92%	1.10%	1.55%	(1.39)%	0.48%	12.78%	4.79%	7.99%
Dec 31, 2007	15.86%	0.07%	1.31%	1.16%	57.19%	2.03%	(45.90)%	4.63%	(50.53)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes (gain) loss on ARM Assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE decreased from the year ended 2006 to 2007 primarily due to the sale of $23.6 billion of Purchased ARM Assets at a net loss of $1.1 billion primarily as a result of the market events in the third quarter of 2007 which are more fully discussed in the Executive Overview Section on page 26 of our September 30, 2007 Form 10-Q. ROE declined from 2005 to 2006 primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings as a result of slowing prepayments, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base, as well as by the decrease in premium amortization as prepayments slowed from prior years and rising interest rates on our ARM Assets increased the expected yield on our portfolio.

The following table presents the components of our net interest income for the years ended December 31, 2007, 2006 and 2005:

Comparative Net Interest Income Components

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Coupon interest income on ARM assets	$2,647,402	$2,523,997	$1,600,166
Amortization of net premium	(41,883)	(55,772)	(93,478)
Cash and cash equivalents	17,984	6,262	4,646

Interest income	2,623,503	2,474,487	1,511,334

Reverse Repurchase Agreements and Asset-backed CP	1,301,101	1,546,645	842,839
Collateralized Mortgage Debt	1,123,647	797,109	285,465
Whole loan financing facilities	70,873	60,249	25,556
Senior Notes	24,612	24,533	24,536
Subordinated Notes	18,167	17,180	2,776
Hedging Instruments	(231,158)	(317,913)	(14,295)

Interest expense	2,307,242	2,127,803	1,166,877

Net interest income	$316,261	$346,684	$344,457

Net interest income per share	$2.58	$3.12	$3.47

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest:

Average Balance and Effective Rate Table

(Dollar amounts in thousands)

	Year ended December 31,
	2007		2006		2005
	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets:
ARM Assets (1)	$47,157,849	5.53%	$47,666,579	5.18%	$34,068,174	4.42%
Cash and cash equivalents	493,524	3.64	128,707	4.87	88,625	4.24

	47,651,373	5.51	47,795,286	5.17	34,156,799	4.42

Interest-bearing liabilities:
Reverse Repurchase Agreements and Asset-backed CP	24,033,294	5.41	30,040,251	5.15	24,143,329	3.49
Plus: (Benefit) cost of Hedging Instruments (2)		(0.93)		(0.91)		(0.15)

Hedged Reverse Repurchase Agreements and Asset-Backed CP		4.48		4.24		3.34

Collateralized Mortgage Debt	20,019,507	5.61	14,613,749	5.45	7,262,611	3.93
Plus: (Benefit) cost of Hedging Instruments (2)		(0.04)		(0.30)		0.29

Hedged Collateralized Mortgage Debt		5.57		5.15		4.22

Whole loan financing facilities	1,101,897	6.43	1,006,577	5.99	617,018	4.14
Senior and Subordinated Notes	545,000	7.85	532,763	7.83	342,017	7.99

	45,699,698	5.05	46,193,340	4.61	32,364,975	3.61

Net interest-earning assets and spread	$1,951,675	0.46	$1,601,946	0.56	$1,791,824	0.81

Portfolio Margin (3)		0.66%		0.73%		1.01%

(1)	Effective rate includes impact of amortizing ARM Asset net premium.
(2)

Includes Swap Agreements with notional balances of $8.0 billion, $34.8 billion and $32.0 billion as of December 31, 2007, 2006 and 2005, respectively, and Cap Agreements with net notional balances of $630.9 million, $934.2 million and $970.3 million as of December 31, 2007, 2006 and 2005, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Year ended December 31, 2007 versus 2006			Year ended December 31, 2006 versus 2005
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
ARM Assets	$165,402	$(28,108)	$137,294	$256,397	$704,140	$960,537
Cash and cash equivalents	(1,572)	13,294	11,722	666	1,950	2,616

	163,830	(14,814)	149,016	257,063	706,090	963,153

Interest expense:
Reverse Repurchase Agreements and Asset-backed CP	74,611	(269,308)	(194,697)	214,940	249,729	464,669
Collateralized Mortgage Debt	61,067	301,379	362,446	68,048	379,117	447,165
Whole loan financing facilities	4,494	6,130	10,624	11,375	23,317	34,692
Senior and Subordinated Notes	106	960	1,066	(534)	14,934	14,400

	140,278	39,161	179,439	293,829	667,097	960,926

Net interest income	$23,552	$(53,975)	$(30,423)	$(36,766)	$38,993	$2,227

Net interest income decreased $30.4 million in 2007 from 2006. We experienced a $23.6 million increase in net interest income as a result of rising interest rates, and a $54.0 million decrease in net interest income caused by a decline in the size of our portfolio and a change in the mix of our borrowings. Our yield increase of 34 basis points on interest earning assets resulted in increased interest income of $163.8 million, which was $23.6 million greater than the $140.3 million of additional interest expense caused by the 44 basis point increase our cost of funds. Our average interest-earning assets and interest-bearing liabilities decreased by $143.9 million and $493.6 million, respectively. However, while our average interest-bearing liabilities decreased, we experienced a $39.2 million increase in our interest expense as a result of a $5.4 billion increase in the average balance of higher cost Collateralized Mortgage Debt, while the average balance of lower cost Reverse Repurchase Agreements and Asset-backed CP decreased by $6.0 billion.

Net interest income increased $2.2 million from 2005 to 2006. This increase in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The increased average size of our portfolio during 2006 compared to 2005 increased net interest income in the amount of $39.0 million. The average balance of our interest-earning assets was $47.8 billion during 2006, compared to $34.2 billion during 2005—an increase of 39.9%. As a result of the yield on our interest-earning assets increasing to 5.17% during 2006 from 4.42% during 2005, an increase of 75 BPs, and our cost of funds increasing to 4.61% from 3.61% during the same period, an increase of 100 BPs, there was a net unfavorable rate variance of $36.8 million. The reduction of premium amortization from $93.5 million in 2005 to $55.8 million in 2006 contributed to the increase in yield from 4.61% to 5.17% during the same period. This reduction in premium amortization is due to other factors, including new asset acquisitions, changes in the forward interest rate curve, actual prepayments relative to prior period estimates of future prepayment expectations and changes in the indices that drive future yield on Hybrid ARM and Traditional ARM assets.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable year end:

Components of Net Interest Spread and Portfolio Margin (1)

(Dollar amounts in millions)

Year ended	Average interest- earning assets	Historical Weighted Average coupon	Yield adjust- ment (2)	Yield on interest- earning assets	Cost of funds	Net interest spread	Portfolio Margin
Dec 31, 2005	$34,157	4.77%	0.35%	4.42%	3.61%	0.81%	1.01%
Dec 31, 2006	$47,795	5.29%	0.12%	5.17%	4.61%	0.56%	0.73%
Dec 31, 2007	$47,651	5.63%	0.12%	5.51%	5.05%	0.46%	0.66%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the year.
(2)	Yield adjustments include the impact of amortizing premiums and discounts, the impact of principal payment receivables and the impact of interest earning non-ARM Assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

Year ended	Premium/ discount amortization	Impact of principal payments receivable	Other (1)	Total yield adjustment
Dec 31, 2005	0.33%	0.03%	(0.01)%	0.35%
Dec 31, 2006	0.16%	0.04%	(0.08)%	0.12%
Dec 31, 2007	0.09%	0.03%	0.00%	0.12%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents, mark-to-market adjustments and loss reserves.

As of December 31, 2007, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 69.8% of our portfolio of ARM Assets or $24.7 billion.

We perform an analysis of our retained credit loss exposure to develop an allowance for loan losses. The calculation of the allowance for loan losses consists of a delinquent loan reserve for probable losses on specifically identified loans which are greater than 60 days past due and a general reserve for probable losses on the portion of the portfolio that is not significantly past due. We also evaluate our REO assets on a property by property basis. REO is initially recorded at its estimated fair value, with subsequent write-downs through earnings for any impairment of value on the REO properties. At December 31, 2007, our allowance for loan losses as a percent of loans greater than 60 days past due, excluding REO, and gross Arm Loans was 19.4% and 0.1%, respectively, while our loans greater than 60 days past due, excluding REO, as a percentage of Arm Loans was 37 basis points. Our charge-offs and realized losses for 2007 were 3.4% of the balance of loans 60 days or more past due and REO at December 31, 2007.

At December 31, 2006, our allowance for loan losses as a percent of loans greater than 60 days past due, excluding REO, and gross Arm Loans was 66.7% and 0.1%, respectively, while our loans greater than 60 days past due, excluding REO, as a percentage of Arm Loans was 9 basis points.

During 2007, 2006, and 2005, we recorded loan loss provisions totaling $6.7 million, $3.1 million and $1.2 million, respectively, to reserve for estimated credit losses on ARM Loans.

The following is a summary of our allowance for loan loss activity (in thousands):

	2007	2006	2005
Balance at beginning of year	$13,908	$10,749	$9,434
Provision for loan losses	6,728	3,149	1,212
Charge offs to REO	(2,289)	—	—
Realized losses	(786)	—	—
Recoveries	5	10	103

Balance at end of year	$17,566	$13,908	$10,749

At December 31, 2007 we had 30 REO properties valued at $17.0 million as a result of foreclosing on delinquent loans. During 2007, we recorded impairments to the REO properties of $2.0 million. We had seven REO properties valued at $4.1 million at December 31, 2006.

Our Purchased Securitized Loans include less than Investment Grade classes that generally include a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk was treated as a non-accretable discount. As of December 31, 2007, 110 of the underlying loans of our Purchased Securitized Loans were 60 days or more delinquent, including REO, and had an aggregate balance of $99.2 million. In 2007, we realized $0.9 million of losses on the securities’ underlying loans and recorded an impairment charge which is included in (loss) gain on ARM Assets in our consolidated income statement to increase our non-accretable discount by $7.5 million for expected future losses.

As of December 31, 2006, 54 of the underlying loans of our Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $53.2 million.

Activity in non-accretable discounts for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$15,087	$11,551	$6,478
Increase for securities purchased	—	3,975	6,589
Increase for expected future losses	7,520	214	—
Realized losses	(912)	(553)	—
Recoveries	31	—	—
Reclassification to accretable discount	—	(100)	(1,516)

Balance at end of year	$21,726	$15,087	$11,551

We recorded a net loss of $16.9 million on Derivatives during 2007. The net loss consisted of net losses of $15.8 million on Swap Agreements, which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007, and $9.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net losses were partially offset by net gains of $4.7 million on Swap Agreement terminations, $3.3 million on Pipeline Hedging Instruments and $600,000 on other Derivative transactions. We recorded a net gain of $25.7 million on Derivatives during 2006, which consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments.

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

Year Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Operating Expenses/ Average Assets
Dec 31, 2005	0.06%	0.11%	0.08%	0.25%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Dec 31, 2007	0.05%	0.05%	0.04%	0.14%

The most significant decreases to our operating expenses in 2007 compared to 2006 were the $21.1 million decrease in the expenses associated with our long-term incentive awards caused by the decline in our common stock price and the $11.6 million decrease in performance-based compensation paid to the Manager partially offset by the $1.4 million increase in base management fees paid to the Manager. The Manager did not earn any performance-based compensation in the third quarter of 2007. Our ROE for 2007, which includes the effect of the performance-based fee of $23.1 million, was (44.74) % and is down from the ROE for 2006 of 12.78% primarily due to the sale of $23.6 billion of Purchased ARM Assets at a net loss of $1.1 billion.

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

The provision for income taxes for the year ended December 31, 2007 was $17.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $48.1 million. The provision related to a deferred tax liability associated with certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. TMHS plans to hold these Cap Agreements until expiration and not trigger the tax liability that it would incur if it terminated the agreements. Income taxes for the year ended December 31, 2006 were immaterial and no provision is reflected on the Consolidated Income Statements.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years—a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2007. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of December 31, 2007.

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

Net Portfolio Effective Duration

December 31, 2007

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.59 Years	0.53 Years	0.79 Years	0.49 Years	1.02 Years
Hybrid ARMs	2.27	1.72	2.61	1.35	2.75

Total ARM Assets	1.97	1.50	2.28	1.19	2.44

Borrowings and hedges	(0.75)	(0.72)	(0.74)	(0.69)	(0.75)

Net Effective Duration	0.62 Years	0.40 Years	0.78 Years	0.25 Years	0.85 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 7.6, 1.8 and 1.3 years respectively.

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

Our earnings model base case at December 31, 2007 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months which could include an adjustment in interest rate management strategies as interest rates change, was 6.9%, 13.7%, (11.7)% and (25.8)%, respectively, of projected net income for the year ending December 31, 2008. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

The prepayment rate on our ARM Assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to amortize the premiums paid for our ARM Assets faster, resulting in a lower yield on our ARM Assets. Additionally, if prepayment proceeds cannot be reinvested in ARM Assets having similar yields to those being replaced, our earnings may be adversely affected. Conversely, the prepayment rate on our ARM Assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM Assets over a longer time period, resulting in an increased yield on our ARM Assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could mitigate other negative effects that rising short-term interest rates might have on earnings.

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

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. The Code also requires that we meet a defined annual 75% source of income test and an annual 95% source of income test. As of December 31, 2007, we calculated that we were in compliance with all of these requirements except that the treatment of gains from the termination of Swap Agreements in the third quarter of 2007 is not clear and if such gross income is not qualifying for the 95% gross income test, then we may have failed that test for our 2007 taxable year. For a more complete discussion of this topic, see page 18. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. As of December 31, 2007, we believed that we continue to qualify as a REIT under the provisions of the Code.

As a REIT, we must (i) distribute at least 85% of our taxable income by the end of each calendar year and (ii) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration. Therefore, we generally pass through substantially all of our earnings in the form of dividends to shareholders without paying federal or state income tax at the corporate level. As of December 31, 2007, we had met all of the dividend distribution requirements of a REIT. Since we, as a REIT, pay dividends based on taxable earnings, the dividends may at times be more or less than reported earnings. During 2007, 100% of our dividends distributed were characterized as a distribution of ordinary income. The following table provides a reconciliation between our earnings as reported based on GAAP and our REIT estimated taxable income (which is a non-GAAP measurement) before our common dividend deduction:

Reconciliation of Reported Net Income to REIT Estimated Taxable Net Income

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Net (loss) income available to common shareholders	$(915,400)	$286,946	$276,741
Non-deductible capital losses	1,093,050	—	—
(Gain) loss on purchase loan commitments	(813)	(2,102)	958
Long-term incentive plan expense	(6,641)	3,851	3,458
Payments under long-term incentive plan	(5,850)	(3,095)	(670)
Taxable REIT subsidiary (income) loss	7,612	(808)	(6,073)
Hedging Instruments, net	(19)	(13,761)	3,489
Provision for loan losses, net	14,606	3,349	1,212
Actual credit losses on ARM Assets	(881)	(539)	—
Timing of dividend on Preferred Stock	4,319	1,034	1,929
Other	440	(409)	(527)

REIT estimated taxable net income available to common shareholders	$190,423	$274,466	$280,517

REIT estimated taxable net income available to common shareholders per share	$1.56	$2.47	$2.83

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts from regulation entities that are “primarily engaged” in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” In order to maintain our exempt status under the Investment Company Act, current SEC staff interpretations require that at least 55% of our assets must consist of Qualifying Interests, as such term has been defined by the SEC staff. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement at December 31, 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the captions “Interest Rate Risk Management,” beginning on page 45 and “Market Risks” and “Effects of Interest Rate Changes” set forth on pages 61 through 64 in this Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Reports of Independent Registered Public Accounting Firms thereon are set forth on pages F-1 through F-41 in this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers have concluded that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive, Chief Operating and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm, has issued a combined report related to its audits of our consolidated financial statements as of December 31, 2007 and 2006, and the effectiveness of our internal control over financial reporting as of December 31, 2007, which report appears on page F-3 of our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

The Code of Conduct applies to all of the Manager’s employees and all of our employees, officers and directors. The Code of Conduct is available on our website at www.thornburgmortgage.com under the “Investors—Corporate Governance” section. The Code of Conduct is also available in print to anyone who requests it by writing to us at the following address:

Thornburg Mortgage, Inc.

150 Washington Avenue, Suite 302

Santa Fe, New Mexico 87501;

or by phoning us at 1-888-898-8698.

We will disclose on our website any amendments to, or waivers from, any provision of the Code of Conduct that apply to any of our directors or officers.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets as of December 31, 2007 and 2006;

Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and Notes to Consolidated Financial Statements.

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

3.1.1

Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1995) (Commission File No. 001-11914)

3.1.2

Form of Articles Supplementary for Series A 9.68% Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.2 filed on January 17, 1997 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

3.1.3

Articles of Amendment to Articles of Incorporation dated April 26, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2000) (Commission File No. 001-11914)

3.1.4

Form of Articles Supplementary for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000) (Commission File No. 001-11914)

3.1.5

Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002) (Commission File No. 001-11914)

3.1.6

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

Exhibit Number	Exhibit Description
3.1.7

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

3.1.8

Articles Supplementary for Series D Adjusting Rate Cumulative Redeemable Preferred Stock dated November 17, 2006 (incorporated herein by reference to Exhibit 3.1.8 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

3.1.9

Articles Supplementary for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock dated June 18, 2007 (incorporated herein by reference to Exhibit 3.1.9 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

3.1.10

Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated September 4, 2007 (incorporated herein by reference to Exhibit 3.1.10 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

3.1.11

Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated January 15, 2008 (incorporated herein by reference to Exhibit 3.1.11 filed on January 16, 2008 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 filed on July 24, 2007 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000) (Commission File No. 001-11914)

4.2

Form of Preferred Stock Certificate for Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.4 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000) (Commission File No. 001-11914)

4.3

Form of Right Certificate (incorporated herein by reference to Exhibit 4.5 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000) (Commission File No. 001-11914)

4.3.1

Shareholder Rights Agreement dated January 25, 2001 (incorporated herein by reference to Exhibit 10.8 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000) (Commission File No. 001-11914)

4.3.2

Agreement of Substitution and Amendment of Shareholder Rights Agreement, dated May 9, 2002 (incorporated herein by reference to Exhibit 10.9 filed on August 23, 2002 with the registrant’s registration statement on Form S-3) (Commission File No. 333-98659)

4.4

Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed on May 28, 2003 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

Exhibit Number	Exhibit Description
4.4.1

First Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed on May 28, 2003 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.5	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed on December 19, 2003 with the registrant’s registration statement on Form S-4) (Commission File No. 333-111398)

4.6	Form of Global Note (incorporated herein by reference to Exhibit 4.8 filed on November 24, 2004 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.7

Form of Preferred Stock Certificate for 8% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.7 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

4.8

Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of September 28, 2005 (incorporated herein by reference to Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.9

Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.10

Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of December 22, 2005 (incorporated herein by reference to Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.11

Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

4.12

Form of Preferred Stock Certificate for Series D Adjusting Rate Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.12 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

4.13

Form of Preferred Stock Certificate for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.13 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

4.14

Form of Preferred Stock Certificate for 10% Series F Cumulative Convertible Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.14 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A) (Commission File No. 001-11914)

4.15

Certain instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Exhibit Description
10.1

Amended and Restated Management Agreement between the Registrant and Thornburg Mortgage Advisory Corporation dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.1 filed on August 9, 2004 with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004) (Commission File No. 001-11914)

10.2	Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to the registrant’s registration statement on Form S-3, filed on December 10, 2007) (Commission File No. 333-147968)

10.3

Form of Limited Stock Repurchase Plan (incorporated herein by reference to Exhibit 10.9 filed on August 12, 2002 with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002) (Commission File No. 001-11914)

10.4

Amended and Restated 2002 Long-Term Incentive Plan, dated January 21, 2003 (incorporated herein by reference to Exhibit 10.9 filed on March 20, 2003 with the registrant’s annual report on Form 10-K for the year ended December 31, 2002) (Commission File No. 001-11914)

10.4.1

Amendment No. 1 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of October 21, 2003 (incorporated herein by reference to Exhibit 10.4.1 filed on March 3, 2004 with the registrant’s annual report on Form 10-K for the year ended December 31, 2003) (Commission File No. 001-11914)

10.4.2

Amendment No. 2 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of April 20, 2004 (incorporated herein by reference to Exhibit 10.4.2 filed on May 7, 2004 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004) (Commission File No. 001-11914)

10.4.3

Amendment No. 3 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 25, 2005 (incorporated herein by reference to Exhibit 10.4.3 filed on March 2, 2005 with the registrant’s annual report on Form 10-K for the year ended December 31, 2004) (Commission File No. 001-11914)

10.4.4

Amendment No. 4 to Amended and Restated 2002 Long-Term Incentive Plan, dated as of January 24, 2006 (incorporated herein by reference to Exhibit 10.4.4 filed on March 7, 2006 with the registrant’s annual report on Form 10-K for the year ended December 31, 2005) (Commission File No. 001-11914)

10.5

Amended and Restated Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the registrant, dated as of December 28, 2005 (incorporated herein by reference to Exhibit 10.6 filed on January 4, 2006 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

21.1	List of Subsidiaries of the registrant

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2007)

23.1	Consent of Independent Registered Public Accounting Firm - KPMG

23.2	Consent of Independent Registered Public Accounting Firm - PWC

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)
Dated: February 28, 2008	/s/ LARRY A. GOLDSTONE
Larry A. Goldstone
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2008	/s/ CLARENCE G. SIMMONS, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ GARRETT THORNBURG Garrett Thornburg	Chairman of the Board of Directors, Director	February 28, 2008

/s/ LARRY A. GOLDSTONE Larry A. Goldstone	President, Director and Chief Executive Officer	February 28, 2008

/s/ CLARENCE G. SIMMONS, III Clarence G. Simmons, III	Senior Executive Vice President and Chief Financial Officer	February 28, 2008

/s/ ANNE-DRUE M. ANDERSON Anne-Drue M. Anderson	Director	February 28, 2008

/s/ DAVID A. ATER David A. Ater	Director	February 28, 2008

/s/ ELIOT R. CUTLER Eliot R. Cutler	Director	February 28, 2008

/s/ MICHAEL B. JEFFERS Michael B. Jeffers	Director	February 28, 2008

/s/ IKE KALANGIS Ike Kalangis	Director	February 28, 2008

/s/ OWEN M. LOPEZ Owen M. Lopez	Director	February 28, 2008

/s/ FRANCIS I. MULLIN III Francis I. Mullin III	Director	February 28, 2008

/s/ STUART C. SHERMAN Stuart C. Sherman	Director	February 28, 2008

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2007

THORNBURG MORTGAGE, INC.

AND SUBSIDIARIES

Capitalized terms not otherwise defined in the financial

statements below shall have the definitive meaning assigned

to them in the Glossary at the end of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

We have audited the accompanying consolidated balance sheets of Thornburg Mortgage, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated income statements, statements of shareholders’ equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule—mortgage loans on real estate. We also have audited Thornburg Mortgage, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thornburg Mortgage, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Thornburg Mortgage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Albuquerque, New Mexico

February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thornburg Mortgage, Inc.:

In our opinion, the statements of income, of shareholders’ equity and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Thornburg Mortgage, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA

March 6, 2006

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$10,046,818	$21,504,372
Purchased Securitized Loans, net	647,225	6,806,944

Purchased ARM Assets	10,694,043	28,311,316

ARM Loans:
Securitized ARM Loans, net	2,450,150	2,765,749
ARM Loans Collateralizing Debt, net	21,739,789	19,072,563
ARM loans held for securitization, net	549,359	1,383,327

ARM Loans	24,739,298	23,221,639

ARM Assets	35,433,341	51,532,955
Cash and cash equivalents	149,109	55,159
Restricted cash and cash equivalents	538,505	206,875
Hedging Instruments	17,523	370,512
Accrued interest receivable	190,484	328,206
Other assets	192,200	211,345

	$36,521,162	$52,705,052

LIABILITIES
Reverse Repurchase Agreements	$11,547,354	$20,706,587
Asset-backed CP	400,000	8,906,300
Collateralized Mortgage Debt	21,246,086	18,704,460
Whole loan financing facilities	453,500	947,905
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000
Hedging Instruments	123,936	161,615
Payable for securities purchased	—	5,502
Accrued interest payable	90,260	171,852
Dividends payable	47,330	80,442
Accrued expenses and other liabilities	65,011	98,317

	34,518,477	50,327,980

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share;	832,485	224,968
Common Stock: par value $0.01 per share; 458,585,500 and 487,748,000 shares authorized, respectively; 139,936,000 and 113,775,000 shares issued and outstanding, respectively	1,399	1,138
Additional paid-in-capital	2,896,203	2,477,171
Accumulated other comprehensive loss	(600,211)	(312,048)
Accumulated deficit	(1,127,191)	(14,157)

	2,002,685	2,377,072

	$36,521,162	$52,705,052

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Interest income from ARM Assets and cash equivalents	$2,623,503	$2,474,487	$1,511,334
Interest expense on borrowed funds	(2,307,242)	(2,127,803)	(1,166,877)

Net interest income	316,261	346,684	344,457

Servicing income, net	15,074	15,912	11,791
Mortgage services income, net	1,715	622	—
(Loss) gain on ARM Assets, net	(1,100,068)	8,489	8,567
(Loss) gain on Derivatives, net	(16,868)	25,691	6,376

Net non-interest (loss) income	(1,100,147)	50,714	26,734

Provision for loan losses	(6,728)	(3,149)	(1,212)
Management fee	(26,111)	(24,698)	(21,021)
Performance fee	(23,117)	(34,731)	(38,862)
Long-term incentive awards	13,327	(7,812)	(6,447)
Other operating expenses	(31,433)	(29,311)	(20,805)

(Loss) income before provision for income taxes	(857,948)	297,697	282,844
Provision for income taxes	(17,000)	—	—

NET (LOSS) INCOME	$(874,948)	$297,697	$282,844

Net (loss) income	$(874,948)	$297,697	$282,844
Dividends on Preferred Stock	(40,452)	(10,751)	(6,103)

Net (loss) income available to common shareholders	$(915,400)	$286,946	$276,741

Basic and Diluted (loss) earnings per common share:
Net (loss) income	$(7.48)	$2.58	$2.79

Average number of common shares outstanding	122,303	111,055	99,187

Dividends declared per common share	$1.61	$2.72	$2.72

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2007

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings/ (Accumulated Deficit)	Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493		$1,789,184
Comprehensive income:
Net income					282,844	$282,844	282,844
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(360,173)		(360,173)	(360,173)
Hedging Instruments:
Fair value adjustment				303,371		303,371	303,371

Comprehensive income						$226,042

Issuance of Preferred Stock	111,535						111,535
Issuance of Common Stock		129	362,948				363,077
Dividends declared on Preferred Stock					(6,103)		(6,103)
Dividends declared on Common Stock—$2.72 per share					(276,649)		(276,649)

Balance, December 31, 2005	111,535	1,048	2,235,435	(147,517)	6,585		2,207,086
Comprehensive income:
Net income					297,697	$297,697	297,697
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				73,401		73,401	73,401
Hedging Instruments:
Fair value adjustment				(237,932)		(237,932)	(237,932)

Comprehensive income						$133,166

Issuance of Preferred Stock	113,433						113,433
Issuance of Common Stock		90	241,736				241,826
Dividends declared on Preferred Stock					(10,751)		(10,751)
Dividends declared on Common Stock—$2.72 per share					(307,688)		(307,688)

Balance, December 31, 2006	224,968	1,138	2,477,171	(312,048)	(14,157)		2,377,072
Comprehensive loss:
Net loss					(874,948)	$(874,948)	(874,948)
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				59,233		59,233	59,233
Hedging Instruments:
Fair value adjustment				(347,396)		(347,396)	(347,396)

Comprehensive loss						$(1,163,111)

Issuance of Preferred Stock	650,716						650,716
Issuance of Common Stock		222	375,872				376,094
Conversion of Preferred Stock to Common Stock	(43,199)	39	43,160				—
Dividends declared on Preferred Stock					(40,452)		(40,452)
Dividends declared on Common Stock—$1.61 per share					(197,634)		(197,634)

Balance, December 31, 2007	$832,485	$1,399	$2,896,203	$(600,211)	$(1,127,191)		$2,002,685

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(874,948)	$297,697	$282,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	824	78,165	99,298
Loss (gain) on ARM Assets, net	1,100,068	(8,489)	(8,567)
Loss (gain) on Derivatives, net	16,868	(25,691)	(6,376)
Provision for loan losses	6,728	3,149	1,212
Non-cash interest income	(63,721)	(42,956)	—
Change in assets and liabilities:
Accrued interest receivable	137,722	(97,727)	(112,206)
Other assets	14,857	(68,982)	(104,599)
Accrued interest payable	(81,592)	64,311	63,432
Accrued expenses and other liabilities	(33,306)	21,728	4,352

Net cash provided by operating activities	223,500	221,205	219,390

Investing activities:
ARM securities:
Purchases	(10,296,252)	(7,437,266)	(13,050,467)
Proceeds on sales	12,746,659	1,630,701	1,849,829
Principal payments	3,671,999	4,173,133	5,373,090
Purchased Securitized Loans:
Purchases	—	(933,044)	(4,653,594)
Proceeds on sales	4,602,989	—	—
Principal payments	845,252	1,009,762	1,205,318
Securitized ARM Loans:
Principal payments	270,986	217,704	616,230
ARM Loans Collateralizing Debt:
Principal payments	3,337,183	2,532,323	1,927,916
ARM loans held for securitization:
Purchases and originations	(5,367,523)	(11,641,424)	(6,842,893)
Principal payments	106,678	56,653	36,525

Net cash provided by (used in) investing activities	9,917,971	(10,391,458)	(13,538,046)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(4,014,230)	(2,683,492)	9,141,140
Net (paydowns) borrowings from Asset-backed CP	(8,506,300)	3,916,300	85,000
Collateralized Mortgage Debt borrowings	6,071,311	10,908,713	5,778,697
Collateralized Mortgage Debt paydowns	(3,529,685)	(2,458,587)	(2,169,961)
Net (paydowns) borrowings on whole loan financing facilities	(494,405)	543,078	119,272
Net proceeds from issuance of Subordinated Notes	—	50,000	190,000
Receipts (payments) on eurodollar contracts	2,429	(23,141)	4,087
Proceeds from Common Stock issued, net	376,094	241,826	363,077
Proceeds from Preferred Stock issued, net	650,922	113,546	111,535
Dividends paid	(271,405)	(311,242)	(272,115)
Payment to purchase or terminate Hedging Instruments, net	(622)	(38,924)	(1,225)
Net (increase) decrease in restricted cash	(331,630)	(179,893)	3,755

Net cash (used in) provided by financing activities	(10,047,521)	10,078,184	13,353,262

Net increase (decrease) in cash and cash equivalents	93,950	(92,069)	34,606
Cash and cash equivalents at beginning of year	55,159	147,228	112,622

Cash and cash equivalents at end of year	$149,109	$55,159	$147,228

See additional cash flow disclosures in Note 2 and Note 4.

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

The Company’s wholly-owned mortgage loan origination and acquisition subsidiary, Thornburg Mortgage Home Loans, Inc. (“TMHL”), conducts the Company’s mortgage loan acquisition, origination, processing, underwriting and securitization activities. TMHL originates and acquires mortgage loans through four channels: correspondent lending, wholesale lending, direct retail lending and bulk acquisitions. TMHL finances the loans through whole loan financing facilities and pools loans for securitization which are then either sold to its parent or issued as debt to third-parties. In August 2006, TMHL acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry.

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

A summary of the Company’s significant accounting policies follows:

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMFI, TMHS, TMHL, TMF and Adfitech. TMD, TMCR, TMFI and TMF are qualified REIT subsidiaries and are consolidated with TMA for financial statement and tax reporting purposes. TMHL, Adfitech and TMHS are taxable REIT subsidiaries and are consolidated with TMA for financial statement purposes but are not consolidated with TMA for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB SFAS 157 to FASB

SFAS 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS 13” and FASB Staff Position 157-2, “Effective Date of FASB SFAS 157.” FASB Staff Position 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FASB Staff Position 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts,—an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon application, the Company shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin 109. Staff Accounting Bulletin 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company has not determined the estimated financial impact, if any, on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for the Company on January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

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

Purchased Securitized Loans are third-party loan securitizations in which the Company purchased all principal classes of the securitizations, including the subordinated classes. In August 2007, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains all of the credit risk indicative of holding all of the classes. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. With the sale of the AAA-rated principal classes, none of the Company’s Purchased Securitized Loans at December 31, 2007 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

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

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Fair value is based on valuation techniques applied at the date of acquisition, less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs to fair value less cost to sell are recorded in (loss) gain on ARM Assets in the period of the decline in value. Any increase in fair value less cost to sell is recognized as a gain, but not in excess of the cumulative loss previously recognized. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset or a Securitized ARM Loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. For securities valued by management, the Company first looks to identify a security in its portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. The objective is to use the third-party quote as the primary valuation indicator; however, if the Company is unable to identify a similar security in its portfolio, management looks to recent market transactions of similar securities or makes inquiries of broker-dealers that trade similar securities and uses the data obtained to calculate a market price based on a yield or spread target. At December 31, 2007, the Company’s ARM Assets were valued pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	Unrealized (Loss) Gain	% of Fair Value to Total ARM Assets
Third-party pricing service	650	$6,241,073	$(291,815)	18%
Similar characteristics to a security valued by a third- party pricing service	112	2,919,518	(82,797)	8%
Recent market transactions for similar securities	17	1,533,452	(30,264)	4%

Total	779	$10,694,043	$(404,876)	30%

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

The fair values of the Company’s Collateralized Mortgage Debt, Senior Notes, Subordinated Notes and Hedging Instruments are based on market values provided by dealers who are familiar with the terms of these instruments.

The fair value of Eurodollar Transactions is determined on a daily basis by the closing prices on the Chicago Mercantile Exchange.

Due to the inherent uncertainty of securities valued by management, the estimated fair values may differ significantly from values that would have been used had a readily available market for these investments existed, and the differences could be significant.

Cash and cash equivalents, restricted cash and cash equivalents and interest receivable are reflected in the consolidated financial statements at cost. Other assets, Reverse Repurchase Agreements, Asset-

backed CP, whole loan financing facilities, accrued expenses and other liabilities are reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments.

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

Hybrid ARM Hedging Instruments

The Company may enter into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix, or cap, the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets to attempt to manage the interest rate risk by funding the ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap Agreements decline such that they are expected to approximately equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments.

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

The Company generally designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments accounted for as cash flow hedges have been recorded in OCI and are reclassified to earnings as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to income. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

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

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income or loss into net income or loss and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133.

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and stock ownership tests are met. TMHL, TMHL’s wholly owned subsidiary Adfitech, and TMHS are taxable REIT subsidiaries and, as such, are subject to both federal and state corporate income taxes.

Under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company is no longer subject to examination by federal or state taxing authorities for years before 2004. At December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. The Company does not have any amount accrued for interest and penalties.

In the third quarter of 2007, market conditions forced the Company to dispose of a significant portion of the Company’s portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. At the same time, the Company was compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain that is potentially not eligible for exclusion from gross income under the special REIT hedging rule for purposes of the 95% gross income test.

The treatment of gains for the disposition or termination of such Swap Agreements for purposes of the 95% gross income test is not clear, and if such gross income is not qualifying for the 95% gross income test, then the Company may have failed that test for the 2007 taxable year. The Company believes that its failure of the 95% gross income test would be considered to be due to reasonable cause and not willful neglect. As such, the applicable tax law provides that the Company would not be disqualified as a REIT for failure of the 95% gross income test, provided that the Company complied with certain reporting requirements and paid a tax based, in part, on the amount by which the Company failed the test. To the extent the Company is considered to have failed the 95% gross income test, the Company expects that any tax due would be less than $300,000 because the amount by which the Company would be considered to have failed the 95% gross income test would be less than one percent.

In connection with a public offering of the Company’s shares of Common Stock and Series F Preferred Stock in January 2008, the Company’s special tax counsel rendered an opinion concluding the Company had qualified to be taxed as a REIT beginning with the taxable year ended December 31, 1993, through the taxable year ended December 31, 2007, and the Company’s organization and current and proposed method of operation will enable the Company to meet the requirement for qualification and taxation as a REIT in subsequent years.

Although as described above, the Company may have failed the annual 95% gross income test for our 2007 taxable year, the Company believes that any such failure would be considered due to reasonable cause and not willful neglect. Moreover, the Company’s special tax counsel, in providing the opinion mentioned in the immediately preceding paragraph, has concluded that if the Company is considered to have failed the 95% gross income test for the 2007 taxable year, that such failure will be considered to be due to reasonable cause and not willful neglect such that the failure will not result in the Company’s disqualification as a REIT for the 2007 taxable year. Opinions of counsel are not, however, binding on the Service or the courts. If, notwithstanding the opinion of the Company’s special tax counsel, the Service were to assert that the Company failed the 95% gross income test for the 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, the Company’s status as a REIT would terminate for the 2007 taxable year. The Company would not be eligible to again elect REIT qualification until the 2012 taxable year.

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

The provision for income taxes for the year ended December 31, 2007 was $17.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $48.1 million. The provision related to a deferred tax liability associated with certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. The Company plans to hold these Cap Agreements until expiration and not trigger the tax liability that it would incur if it terminated the agreements. Income taxes for the year ended December 31, 2006 and 2005 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, and TMHL’s net operating loss carryforward. TMHL’s net operating loss carryforwards from 2004, 2005 and 2006 total $194.6 million and they expire between 2024 and 2026. Management has established a valuation allowance against the entire balance of TMHL’s net deferred tax assets for the years ended December 31, 2007 and 2006 as it is not more likely than not that the deferred tax assets will be realized.

The Company declared a $0.25 dividend per common share on December 18, 2007, which was paid in January 2008. As provided by applicable tax rules and regulations, this dividend will be taken as a dividend paid deduction on the Company’s 2007 income tax return to the extent there is sufficient taxable income. Any dividend in excess of the 2007 taxable income will be reflected as a dividend paid deduction on the Company’s 2008 income tax return. It is currently projected that the entire dividend will be reflected as a dividend paid deduction on the 2007 income tax return and, as such, has been reported to the common shareholders as taxable dividend income in the 2007 calendar year.

(Loss) earnings per share

Basic EPS amounts are computed by dividing net (loss) income (adjusted for dividends declared on Preferred Stock) by the weighted average number of common shares outstanding. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. The Company had no outstanding Common Stock equivalents during 2006 or 2005. During 2007, 16,215,135 potentially dilutive shares from Series E and Series F Preferred Stock were not included in the computation of Diluted EPS because to do so would be anti-dilutive.

Following is information about the computation of the EPS data for the years ended December 31, 2007, 2006 and 2005 (in thousands except per share data):

	Net (Loss) Income	Shares	EPS
2007
Basic EPS and Diluted EPS, loss available to common shareholders	$(915,400)	122,303	$(7.48)

2006
Basic EPS and Diluted EPS, income available to common shareholders	$286,946	111,055	$2.58

2005
Basic EPS and Diluted EPS, income available to common shareholders	$276,741	99,187	$2.79

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

Note 2. ARM Assets

The following table presents the Company’s ARM Assets as of December 31, 2007 and 2006 (in thousands):

December 31, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$10,337,148	$721,069	$2,447,793	$21,603,157	$543,934	$35,653,101
Net unamortized premium (discount)	50,226	(6,901)	7,764	147,058	5,922	204,069
Allowance for loan losses	—	—	(6,775)	(10,426)	(365)	(17,566)
Non-accretable discounts	—	(21,726)	—	—	—	(21,726)
Net unrealized loss on purchase loan commitments	—	—	—	—	(132)	(132)
Principal payment receivable	18,952	151	1,368	—	—	20,471

Amortized cost, net	10,406,326	692,593	2,450,150	21,739,789	549,359	35,838,217
Gross unrealized gains	3,014	19,889	7,176	19,391	5,061	54,531
Gross unrealized losses	(362,522)	(65,257)	(268,490)	(182,096)	(283)	(878,648)

Fair value	$10,046,818	$647,225	$2,188,836	$21,577,084	$554,137	$35,014,100

Carrying value	$10,046,818	$647,225	$2,450,150	$21,739,789	$549,359	$35,433,341

December 31, 2006	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

The Company realized a loss of $1.1 billion, net of a gain of $3.0 million, on the sale of $23.6 billion of Purchased ARM Assets during the year ended December 31, 2007, of which $5.5 billion were liquidated in satisfaction of debt by several of the Company’s Reverse Repurchase Agreement counterparties. The Company realized a gain of $8.7 million on the sale of $1.6 billion of Purchased ARM Assets during the year ended December 31, 2006. The Company realized a gain of $8.6 million on the sale of $1.8 billion of Purchased ARM Assets during the year ended December 31, 2005. The Company recorded impairment charges to recognize management’s estimate of additional future losses inherent in its Purchased Securitized Loan portfolio and realized losses of $7.5 million and $214,000 on ARM Assets during the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company securitized $6.5 billion of ARM Loans into five Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to separate bankruptcy-remote legal entities, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $455.2 million of the resulting securities for its ARM Loan portfolio and financed $6.1 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of December 31, 2007 and 2006, the Company held $21.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2007 and 2006, the Company held $2.5 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During 2007, the Company did not acquire any Purchased Securitized Loans. Of the $23.6 billion of Purchased ARM Assets sold during 2007, $5.4 billion were Purchased Securitized Loans rated A or better. At December 31, 2007 and 2006, the Company’s Purchased Securitized Loans totaled $647.2 million and $6.8 billion, respectively. These assets were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act at December 31, 2006. Due to the sale of the majority of the AAA-rated principal classes of the Purchased Securitized Loans in August 2007, none of the Purchased Securitized Loans are Qualifying Interests at December 31, 2007. Because the

Company purchased all credit loss classes of these securitizations, the Company has credit exposure on the entire balance of underlying loans which totaled $5.9 billion and $6.8 billion at December 31, 2007 and 2006, respectively. The purchase price of the classes that are less than Investment Grade generally included a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk was treated as a non-accretable discount. As of December 31, 2007, 110 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent, including real estate properties as a result of foreclosure, and had an aggregate balance of $99.2 million. Activity in non-accretable discounts for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$15,087	$11,551	$6,478
Increase for securities purchased	—	3,975	6,589
Increase for expected future losses	7,520	214	—
Realized losses	(912)	(553)	—
Recoveries	31	—	—
Reclassification to accretable discount	—	(100)	(1,516)

Balance at end of year	$21,726	$15,087	$11,551

At December 31, 2007, substantially all of our available-for-sale securities had contractual maturities in excess of ten years.

The following tables show the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 598 and 758 individual securities comprising these Purchased ARM Assets have been in a continuous unrealized loss position, at December 31, 2007 and 2006, respectively (in thousands):

Unrealized Losses on Purchased ARM Assets as of December 31, 2007

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$1,585,515	$(39,917)	$866,304	$(18,449)	$2,451,819	$(58,366)
AAA/Aaa rating	4,398,431	(108,615)	2,109,402	(68,892)	6,507,833	(177,507)
AA/Aa rating	216,087	(38,813)	204,772	(35,460)	420,859	(74,273)
A rating	55,607	(17,695)	127,920	(30,925)	183,527	(48,620)
BBB/Baa rating	39,389	(12,255)	65,931	(27,972)	105,320	(40,227)
BB/Ba rating and below	13,823	(8,932)	18,079	(19,854)	31,902	(28,786)

Total	$6,308,852	$(226,227)	$3,392,408	$(201,552)	$9,701,260	$(427,779)

Unrealized Losses on Purchased ARM Assets as of December 31, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency Securities	$26,249	$(198)	$1,283,787	$(32,062)	$1,310,036	$(32,260)
AAA/Aaa rating	3,034,802	(8,263)	19,050,222	(427,181)	22,085,024	(435,444)
AA/Aa rating	86,136	(837)	291,451	(12,350)	377,587	(13,187)
A rating	53,151	(287)	169,184	(3,776)	222,335	(4,063)
BBB/Baa rating	34,889	(482)	71,846	(1,867)	106,735	(2,349)
BB/Ba rating and below	10,804	(1,251)	15,864	(793)	26,668	(2,044)

Total	$3,246,031	$(11,318)	$20,882,354	$(478,029)	$24,128,385	$(489,347)

Based upon a review of credit ratings, delinquency data and other information, the unrealized losses in the above tables are not reflective of credit deterioration. As the Company has the ability and intent to hold its Purchased ARM Assets until recovery, losses are not considered to be other than temporary impairments. As presented in Note 7, the net unrealized loss of $464.1 million on Purchased ARM Assets at December 31, 2006, decreased to a net unrealized loss of $404.9 million at December 31, 2007. The net unrealized gain on Hedging Instruments at December 31, 2006, of $152.1 million decreased to a net unrealized loss of $195.3 million at December 31, 2007, for a combined increase in the net unrealized loss on Purchased ARM Assets and Hedging Instruments of $288.2 million. While the Company’s Purchased ARM Assets are designated as available-for-sale, the Company does not expect to sell the Purchased ARM Assets held at December 31, 2007 and therefore does not expect to realize these gross unrealized losses. Of the Company’s sale of $23.6 billion of Purchased ARM Assets during 2007, $21.9 billion was made in response to unprecedented turmoil in the credit markets and the remaining $1.7 billion were sold at a net gain.

The Company has credit exposure on its ARM Loans. Nonaccrual loans totaling $66.3 million and $16.0 million were outstanding at December 31, 2007 and 2006, respectively. There were no loans that were 90 days or more past due, based on contractual terms, and still accruing interest at December 31, 2007 and 2006. The following tables summarize ARM Loan delinquency information as of December 31, 2007 and 2006 (dollar amounts in thousands):

December 31, 2007

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	12	$7,360	0.04%		0.02%
90 days or more	6	3,469	0.02		0.01
In bankruptcy and foreclosure	26	17,411	0.10		0.05

	44	28,240	0.16	(1)	0.08

Bulk Acquisitions
60 to 89 days	14	16,829	0.25		0.05
90 days or more	11	8,261	0.12		0.02
In bankruptcy and foreclosure	45	37,165	0.55		0.10

	70	62,255	0.92	(2)	0.17

	114	$90,495	0.37%		0.25%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2006

Delinquency Status	Loan Count	Loan Balance	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	4	$4,591	0.03%		0.01%
90 days or more	0	—	0.00		0.00
In bankruptcy and foreclosure	12	6,843	0.04		0.01

	16	11,434	0.07	(1)	0.02

Bulk Acquisitions
60 to 89 days	1	318	0.00		0.00
90 days or more	1	386	0.00		0.00
In bankruptcy and foreclosure	9	8,723	0.11		0.02

	11	9,427	0.11	(2)	0.02

	27	$20,861	0.09%		0.04%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of December 31, 2007, the Company owned thirty REO as a result of foreclosing on delinquent loans in the amount of $17.0 million (not included in the table above). Activity in allowance for loan losses for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$13,908	$10,749	$9,434
Provision for loan losses	6,728	3,149	1,212
Charge offs to REO	(2,289)	—	—
Realized losses	(786)	—	—
Recoveries	5	10	103

Balance at end of year	$17,566	$13,908	$10,749

The Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at December 31, 2007.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 87.5% and 84.8% of ARM Loans at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 3.9% of ARM Assets and accumulated deferred interest totaled $63.7 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $6.5 billion and $11.3 billion of ARM Loans during 2007 and 2006 because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $26.2 million, net of amortization of $5.9 million during 2007, are included in other assets on the Consolidated Balance Sheets at December 31, 2007. MSRs of $33.1 million, net of amortization of $7.9 million during 2006, are included in other assets on the Consolidated Balance Sheets at December 31, 2006. During 2007, the Company recorded an impairment charge of $1.1 million against the amortized cost of the MSRs in the Traditional ARM risk stratum. At December 31, 2007, the fair value of the MSRs of $40.0 million equaled or exceeded their cost basis in each risk stratum.

As of December 31, 2007, the Company had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM Loans – correspondent originations	$227,287
ARM Loans – direct retail originations	104,448
ARM Loans – wholesale originations	11,224

$342,959

Note 3. Hedging Instruments

Hybrid ARM Hedging Instruments

As of December 31, 2007 and 2006, the Company was counterparty to Swap Agreements having aggregate notional balances of $8.0 billion and $34.8 billion, respectively. As of December 31, 2007, these Swap Agreements had a weighted average maturity of 2.3 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.76% and 4.51% at December 31, 2007 and 2006, respectively. In addition, as of December 31, 2007, the Company had entered into delayed Swap Agreements with notional balances totaling $499.6 million that become effective March 2009 and are also accounted for as cash flow hedges as of December 31, 2007. These delayed Swap Agreements have been entered into to hedge the financing of the Company’s existing ARM Assets and the forecasted financing of the Company’s ARM Assets purchase commitments at December 31, 2007, and to replace Swap Agreements as they mature. The combined weighted average fixed rate payable of the delayed Swap Agreements was 4.70% at December 31, 2007.

The net unrealized loss on these Swap Agreements at December 31, 2007 of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2006, the net unrealized gain on Swap Agreements of $197.5 million included Swap Agreements with gross unrealized gains of $284.9 million and gross unrealized losses of $87.4 million. As of December 31, 2007, the net unrealized loss on these Swap Agreements recorded in OCI was $78.8 million. In the twelve month period following December 31, 2007 based on the current level of interest rates, $85.9 million of net unrealized losses are expected to be realized through interest margin.

In August 2007, the Company terminated Swap Agreements with a notional balance of $43.8 billion for a net payment of $878,000 with $4.7 million recognized immediately as a gain on Derivatives and $(5.6) million recorded as a charge to OCI. At December 31, 2007, the net unrealized loss recorded in OCI relating to all terminated Swap Agreements totaled $95.7 million. The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. During the year ended December 31, 2007, the Company reclassified $57.3 million of income into net interest income. During 2008, $56.7 million of losses are expected to be reclassified into net interest income.

In December 2006, the Company terminated and curtailed Swap Agreements with notional balances of $2.7 billion and $1.0 billion. A net unrealized loss was recorded in OCI relating to the termination and curtailment of the Swap Agreements in the amounts of $31.9 million and $6.1 million. The reclassification of OCI to earnings will be recognized as the original hedged transactions impact earnings. In December 2006, the Company recognized $143,000 of this termination fee into income.

As of December 31, 2007 and 2006, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $630.9 million and $934.2 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.6 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at December 31, 2007 and 2006 was $1.6 million and $12.3 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the unrealized losses on these Cap Agreements of $6.9 million and $6.5 million, respectively, are included in OCI. In the twelve month period following December 31, 2007, $3.7 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.04%. The Cap Agreements had an average maturity of 3.2 years as of December 31, 2007 and will expire between 2008 and 2013.

Interest expense includes net receipts on Hybrid ARM Hedging Instruments of $231.2 million and $317.9 million, respectively, for the years ended December 31, 2007 and 2006.

Pipeline Hedging Instruments

Purchase commitments related to correspondent and bulk loans that will be held for investment purposes generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company may hedge these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in (Loss) gain on Derivatives, net in the Consolidated Income Statements. There were no Pipeline Hedging Instruments at December 31, 2007. The fair value of the Pipeline Hedging Instruments at December 31, 2006 was a net unrealized loss of $849,000 and is included in Hedging Instruments on the Consolidated Balance Sheets. Pipeline Hedging Instruments had remaining notional balance of $349.0 million at December 31, 2006.

Loss (Gain) on Derivatives

The Company recorded a net loss of $16.9 million on Derivatives during the year ended December 31, 2007. The net loss consisted of net losses of $15.8 million on Swap Agreements, which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007, and $9.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. The net losses were partially offset by net gains of $4.7 million on Swap Agreement terminations, $3.3 million on Pipeline Hedging Instruments and $600,000 on other Derivative transactions. The Company recorded a net gain of $25.7 million on Derivatives during the year ended December 31, 2006. This gain consisted of a net gain of $46.5 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net gain of $1.5 million on other Derivative transactions partially offset by a net loss of $22.3 million on Pipeline Hedging Instruments.

Note 4. Borrowings

Reverse Repurchase Agreements

The Company has arrangements to enter into Reverse Repurchase Agreements, a form of collateralized short-term borrowing, with 13 different financial institutions and had borrowed funds from all of these firms as of December 31, 2007. The Company has obtained committed Reverse Repurchase Agreement financing capacity of $2.25 billion that expires between March and June of 2008 of which $534.5 million was unused at December 31, 2007.

As of December 31, 2007, the Company had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.22% and a weighted average remaining maturity of 8.6 months. As of December 31, 2006, the Company had $20.7 billion of Reverse Repurchase

Agreements outstanding with a weighted average borrowing rate of 5.39% and a weighted average remaining maturity of 4.7 months. As of December 31, 2007, $3.5 billion of the Company’s borrowings were variable-rate term Reverse Repurchase Agreements with original maturities that range from two to twelve months, $5.8 were fixed rate Reverse Repurchase Agreements with original maturities of one to six months and $2.2 billion were structured Reverse Repurchase Agreements with original maturities that range from three to five years. Generally, the counterparty has the right to call the structured Reverse Repurchase Agreements monthly after the first year beginning September 2007. The interest rates of these term and structured Reverse Repurchase Agreements are generally indexed to the one-month LIBOR rate and reprice accordingly. ARM Assets with a market value of $12.9 billion collateralized the Reverse Repurchase Agreements at December 31, 2007.

At December 31, 2007, the Reverse Repurchase Agreements had the following remaining maturities (in thousands):

Within 30 days	$7,935,450
31 to 89 days	1,335,948
90 to 365 days	28,955
Greater than 365 days	2,247,001

$11,547,354

Asset-backed CP

The Company has an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided the Company with an alternative way to finance its High Quality ARM Assets portfolio. The Company issued Asset-backed CP in the form of secured liquidity notes that were rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard and Poor’s to money market investors. The notes were collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that the Company either purchased or created through its loan securitization process. To date, the Company has paid all of the commercial paper at maturity; however, the Company is not able to issue new commercial paper. Accordingly, assets financed with the remaining Asset-backed CP will be financed with Reverse Repurchase Agreements as the Asset-backed CP matures through March 2008. As of December 31, 2007 and 2006, the Company had $400.0 million and $8.9 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.21% and 5.34%, respectively, and a weighted average remaining maturity of 48 days and 54 days, respectively.

As of December 31, 2007 and 2006, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a market value of $419.3 million and $9.5 billion, respectively.

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

The following tables present the Collateralized Mortgage Debt and the related Hedging Instruments held by bankruptcy–remote legal entities that were outstanding as of December 31, 2007 and 2006 (dollar amounts in thousands):

December 31, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,255,655	5.11%
Capped floating-rate financing (2)	15,779,226	5.11%
Pass-through rate financing	1,975,825	6.36%
Fixed-rate financing (3)	2,235,380	4.68%

Total	$21,246,086	5.18%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $15.8 billion as of December 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $885.9 million and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $701.9 million and fixed-rate financing of $647.6 million as of December 31, 2007.

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

As of December 31, 2007 and 2006, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.6 billion and $19.0 billion, respectively. The debt matures between 2033 and 2047 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at December 31, 2007 and 2006, of approximately 3.5 years.

Whole Loan Financing Facilities

As of December 31, 2007, the Company had two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between April 2008 and December 2008. In addition to this committed borrowing capacity, the Company had an uncommitted borrowing capacity of $1.0 billion at December 31, 2007. The Company is currently evaluating additional proposals for increasing its committed borrowing capacity. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of December 31, 2007, the Company had $453.5 million borrowed against these whole loan financing facilities at an effective rate of 5.42%. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. The amount borrowed on the whole loan financing facilities at December 31, 2007 was collateralized by ARM Loans with a carrying value of $486.1 million. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. Due to the losses the Company experienced on asset sales during the third quarter of 2007, the Company requested waivers of this covenant from each lender, which were granted. The Company was in compliance with all other covenants related to the whole loan financing facilities during 2007.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at December 31, 2007 and 2006. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At December 31, 2007 and 2006, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.4 million, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities, that the Company makes. During 2007, the Company was in compliance with all financial and non-financial covenants contained in its Senior Note obligations.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at December 31, 2007 and 2006. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At December 31, 2007 and December 31, 2006, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.3 million and $233.1 million, respectively, and had an effective cost of 7.70%, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. During 2007, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations. There are no financial covenants contained in the Subordinated Note obligations.

Other

The total cash paid for interest was $2.4 billion, $2.0 billion and $1.1 billion for 2007, 2006 and 2005 respectively.

Contractual Obligations

As of December 31, 2007, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$11,547,354	$9,300,353	$759,000	$1,488,001	$—
Asset-backed CP	400,000	400,000	—	—	—
Collateralized Mortgage Debt (1)	21,246,086	32,307	64,930	126,118	21,022,731
Whole loan financing facilities	453,500	453,500	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$34,191,940	$10,186,160	$823,930	$1,614,119	$21,567,731

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

Note 5. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$10,046,818	$10,046,818	$21,504,372	$21,504,372
Purchased Securitized Loans	647,225	647,225	6,806,944	6,806,944
Securitized ARM Loans	2,450,150	2,188,836	2,765,749	2,787,913
ARM Loans Collateralizing Debt	21,739,789	21,577,084	19,072,563	18,965,175
ARM loans held for securitization	549,359	554,137	1,383,327	1,379,913
Hedging Instruments	17,523	17,523	370,512	370,512

Liabilities:
Reverse Repurchase Agreements	$11,547,354	$11,547,354	$20,706,587	$20,706,587
Asset-backed CP	400,000	400,000	8,906,300	8,906,300
Collateralized Mortgage Debt	21,246,086	20,519,546	18,704,460	18,757,845
Whole loan financing facilities	453,500	453,500	947,905	947,905
Senior Notes	305,000	257,725	305,000	305,000
Subordinated Notes	240,000	154,200	240,000	237,300
Hedging Instruments	123,936	123,936	161,615	161,615

As of December 31, 2007 and 2006, the Company had no off-balance sheet credit risk.

Note 6. Common and Preferred Stock

The following table presents the Company’s Preferred Stock at December 31, 2007 and 2006 (in thousands, except per share data):

	December 31, 2007	December 31, 2006
Preferred Stock: par value $0.01 per share;
Series B Cumulative Preferred shares aggregate preference in liquidation $0; 22,000 shares authorized; no shares issued and outstanding	$—	$—
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125 and $133,340 respectively; 7,230,000 shares authorized; 6,525,000 and 5,334,000 shares issued and outstanding, respectively	157,958	128,768
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 shares authorized; 4,000,000 shares issued and outstanding	96,303	96,200
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063 and $0, respectively; 6,162,500 and 0 shares authorized, respectively; 3,162,500 and 0 shares issued and outstanding, respectively	76,172	—
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $529,743 and $0, respectively; 23,000,000 and 0 shares authorized, respectively; 21,190,000 and 0 shares issued and outstanding, respectively	502,052	—

	$832,485	$224,968

The following table presents the Company’s dividends declared on Preferred Stock at December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007		2006		2005
	Per Share	Total	Per Share	Total	Per Share	Total
Series C	$2.00	$12,545	$2.00	$9,898	$1.63	$6,103
Series D	1.97	7,897	0.30	853	—	—
Series E	1.08	3,105	—	—	—	—
Series F	0.48	16,905	—	—	—	—

		$40,452		$10,751		$6,103

In September 2007, the Company completed a public offering of 23,000,000 shares of Series F Preferred Stock at a public offering price of $25.00 per share and received net proceeds of $545.3 million. The quarterly dividend is equal to the greater of (i) $0.6250 per quarter (which is equal to an annual base rate of 10% of the $25.00 liquidation preference per share or $2.50 per year) or (ii) if, with respect to any calendar quarter, the Company distributes to the holders of its Common Stock any cash, including quarterly cash dividends, an amount that is the same percentage of the $25.00 liquidation preference per share of Series F Preferred Stock as the Common Stock dividend yield for that quarter. Shares of the Series F Preferred Stock are convertible at the option of the holder at any time into a number of shares of Common Stock determined by multiplying the number of shares of Series F Preferred Stock by the conversion rate then in effect. The initial conversion price is $11.50 per share of Common Stock. On or after September 7, 2012, the Company may require holders to convert the Series F Preferred Stock into Common Stock at the conversion rate then in effect, but only if the Common Stock price equals or exceeds 130% of the then prevailing conversion price of the Series F Preferred Stock for a certain period of time. The Series F Preferred Stock is redeemable, in whole or in part, beginning on September 7, 2012 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series F Preferred

Stock may also be redeemed under limited circumstances prior to September 7, 2012. The Company is not required to redeem the shares and the Series F Preferred Stock has no stated maturity date. As of December 31, 2007, 1,810,285 shares of Series F Preferred Stock had been converted to Common Stock.

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

In November 2006, the Company completed a public offering of 4,000,000 shares of Series D Preferred Stock at $25.00 per share and received net proceeds of $96.2 million. The annual dividend rate will be fixed at 7.875% until January 15, 2012, and will reset quarterly thereafter at the three-month LIBOR rate plus 268 BP, with a minimum annual rate of 7.625%. The Series D Preferred Stock is redeemable, in whole or in part, beginning on November 21, 2011 at a price of $25.00 per share, plus accumulated unpaid dividends, if any. The Series D Preferred Stock may also be redeemed under limited circumstances prior to November 21, 2011. The Company is not required to redeem the shares. The Series D Preferred Stock has no stated maturity date and is not convertible into Common Stock.

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

During 2007 and 2006, the Company issued 2,066,000 and 5,625,500 shares of Common Stock through at-market transactions under a continuous equity offering program and received net proceeds of $52.9 million and $154.4 million, respectively.

During 2007 and 2006, the Company issued 1,191,400 and 703,800 shares of Series C Preferred Stock through at-market transactions under a controlled equity offering program and received net proceeds of $29.3 million and $17.2 million, respectively.

During 2007 and 2006, the Company issued 15,660,220 and 3,374,664 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $206.5 million and $87.5 million, respectively.

As of December 31, 2007, $360.3 million of the Company’s registered securities remained available for future issuance and sale under its general shelf registration statement, declared effective on June 16, 2005.

For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s common shareholders, subject to year-end allocations of the dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Note 7. Comprehensive Income (Loss)

Comprehensive (loss) income is composed of net (loss) income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive loss
Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(360,173)	303,371	(56,802)

Balance, December 31, 2005	(537,510)	389,993	(147,517)
Net change	73,401	(237,932)	(164,531)

Balance, December 31, 2006	(464,109)	152,061	(312,048)
Net change	59,233	(347,396)	(288,163)

Balance, December 31, 2007	$(404,876)	$(195,335)	$(600,211)

The following table (in thousands) presents the changes for net unrealized holdings (losses) gains and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net (loss) income during the current year that had been previously recorded in OCI.

	Year ended December 31,
	2007	2006	2005
Unrealized (losses) gains on Purchased ARM Assets:
Net unrealized holdings (losses) gains arising during the year	$(1,040,835)	$73,401	$(351,584)
Reclassification adjustment for net losses (gains) included in income	1,100,068	—	(8,589)

Net change	$59,233	$73,401	$(360,173)

Unrealized (losses) gains on Hedging Instruments:
Net unrealized holdings (losses) gains arising during the year	$(91,325)	$68,749	$311,998
Reclassification adjustment for net gains included in income	(256,071)	(306,681)	(8,627)

Net change	$(347,396)	$(237,932)	$303,371

Note 8. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant PSRs, DERs and SARs.

As of December 31, 2007, there were 1,540,066 DERs outstanding, all of which were vested, and 1,558,591 PSRs outstanding, of which 1,188,296 were vested. The Company recorded an expense recapture associated with DERs and PSRs of $13.3 million during 2007. The recapture recorded in 2007 consists of $20.8 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $5.8 million associated with dividend equivalents paid on DERs and PSRs and $1.7 million related to the amortization of unvested PSRs. The Company recorded an expense associated with DERs and PSRs of $7.8 million and $6.4 million during 2006 and 2005, respectively. To date, the Company has not issued SARs under the Plan.

A summary of the status of the Company’s activity in nonvested PSRs during the year ended December 31, 2007 is presented in the table below:

PSRs
Nonvested awards at beginning of year	115,672
Awarded	326,576
Vested awards	(53,611)
Forfeited	(18,342)

Nonvested awards at end of year	370,295

The weighted average fair value of 2007 awards was $15.61 per PSR. As of December 31, 2007, unrecognized PSR compensation expense totaled $3.0 million and is expected to be recognized as the awards vest through 2009.

Note 9. Transactions with Affiliates

The Company is managed externally by the Manager under the terms of the Management Agreement. The Manager receives an annual base management fee of 1.39% on the first $300 million of Average Historical Equity, plus 1.02% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.90% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.84% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.79% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.74% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. Each quarter, the Manager may earn a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million.

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

During the years ended December 31, 2007, 2006 and 2005, the Company paid certain reimbursement expenses of $14.1 million, $11.6 million and $10.4 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. As of December 31, 2007 and 2006, $2.4 million and $1.9 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred base management fees of $26.1 million, $24.7 million and $21.0 million, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2007 and 2006, $2.1 million and $2.2 million, respectively, was payable by the Company to the Manager for the base management fee.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred performance-based fees in the amount of $23.1 million, $34.7 million and $38.9 million, respectively. As of December 31, 2007 and 2006, $5.4 million and $9.8 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential mortgage loan origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of December 31, 2007, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $58.3 million, had a weighted average interest rate of 5.44%, and maturities ranging between 2031 and 2038.

Note 10. Litigation

Securities Class Action Litigation

On August 21, 2007, a complaint for a securities class action entitled Slater v Thornburg, et al. was filed in the United States District Court for the District of New Mexico against the Company and certain of its officers and directors. Subsequently, three similar class action complaints were filed in the Southern District of New York, and one more was filed in the District of New Mexico. All five complaints allege that the Company and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiff and members of the putative class purchased Common Stock at these artificially inflated market prices. Two complaints allege class periods ranging from October 6, 2005 though August 17, 2007, one alleges a class period running from October 6, 2005 through August 20, 2007, and two more allege a class period running from April 19, 2007 through August 14, 2007. Each complaint seeks unspecified money damages. The five actions have been formally consolidated in the District of New Mexico, and will be litigated as a single proceeding. The Company believes the allegations are without merit, and intends to defend against them vigorously. At December 31, 2007, no loss amount had been accrued because a loss is not considered probable or estimable.

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

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes the allegations are without merit, and intends to defend itself vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly. At December 31, 2007, no loss amount had been accrued because a loss is not considered probable or estimable.

Note 11. Subsequent Events

Beginning on February 14, 2008, an adverse change in mortgage market conditions resulted in a decline in estimated fair value of the Company’s mortgage securities backed by Alt-A mortgage loan collateral. As of February 15, 2008, the Company’s Purchased ARM Assets included approximately $2.9 billion of super senior, credit-enhanced mortgage securities, all of which are AAA-rated and backed by Alt-A mortgage collateral. Despite the lack of historical losses and the currently low credit risk assessment, liquidity for these securities has deteriorated and market valuations of these securities have decreased between 10 and 15 percent since January 31, 2008. As a result, the Company has been subject to margin calls on this collateral. Since February 14, 2008, the Company has met margin calls in excess of $300 million on Reverse Repurchase Agreements, the substantial majority of which is related to the decline in valuations placed on these securities. However, the mortgage security market valuations remain volatile, mortgage securities trading remains limited and mortgage securities financing markets remain challenging as the industry continues to report negative news. As a result, the Company expects to continue to operate with a historically low level of leverage and to continue to take actions that would support higher levels of liquidity and available cash.

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, paid on February 15, 2008 to shareholders of record on January 31, 2008.

In January 2008, the Company received net proceeds of $230.4 million from the concurrent public offerings of 8,050,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

In January and February of 2008, the Company terminated Swap Agreements which had been qualified under FAS 133 with a total notional amount of $3.0 billion for a net payment of $78.9 million which was recorded in OCI. The reclassification from OCI to earnings will be recognized as the original hedged transactions impact earnings.

In February 2008, Congress passed legislation that will allow Fannie Mae and Freddie Mac to increase the loan amounts that they may purchase to an indexed amount within certain higher cost markets across the United States. As a result, these entities will generally be able to purchase loans up to $729,750 instead of the previous limit of $417,000. The Company does not believe that this will have material negative impact on loan origination volume as less than 20% of the Company’s current loan production is between $417,000 and $729,750.

Note 12. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (in thousands, except per share amounts):

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$519,949	$621,980	$757,516	$724,058
Interest expense on borrowed funds	(432,782)	(585,829)	(655,253)	(633,378)

Net interest income	87,167	36,151	102,263	90,680

Servicing income, net	2,785	4,125	4,264	3,900
Mortgage services income, net	421	575	625	94
(Loss) gain on sale of ARM Assets	(2,978)	(1,099,246)	308	1,848
Gain (loss) on Derivatives, net	127	(25,271)	1,586	6,690

Net non-interest income	355	(1,119,817)	6,783	12,532

Provision for loan losses	(1,868)	(2,628)	(1,376)	(856)
Management fee	(6,341)	(6,183)	(6,963)	(6,624)
Performance fee	(5,375)	—	(9,470)	(8,272)
Long-term incentive awards	4,024	15,490	(2,744)	(3,443)
Other operating expenses	(8,127)	(9,192)	(5,094)	(9,020)

Income (loss) before provision for income taxes	69,835	(1,086,179)	83,399	74,997
Provision for income taxes	(5,000)	(12,000)	—	—

Net income (loss)	64,835	(1,098,179)	83,399	74,997

Net income (loss) available to common shareholders	64,835	(1,098,179)	83,399	74,997
Dividends on Preferred Stock	(20,060)	(10,238)	(5,318)	(4,836)

Net income (loss) available to common shareholders	$44,775	$(1,108,417)	$78,081	$70,161

Basic earnings (loss) per common share:
Net income (loss)	$0.34	$(8.94)	$0.66	$0.62

Average number of common shares outstanding	131,946	123,968	119,007	114,077

Diluted earnings (loss) per common share:
Net income (loss)	$0.33	$(8.94)	$0.66	$0.62

Average number of common shares outstanding	180,670	123,968	119,292	114,077

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$704,017	$667,172	$579,542	$523,756
Interest expense on borrowed funds	(613,329)	(580,037)	(499,302)	(435,135)

Net interest income	90,688	87,135	80,240	88,621

Servicing income, net	4,045	4,227	3,522	4,118
Mortgage services income, net	336	286	—	—
Gain (loss) on sale of ARM Assets	8,703	65	(65)	(214)
Gain on Derivatives, net	4,148	5,926	9,135	6,482

Net non-interest income	17,232	10,504	12,592	10,386

Provision for loan losses	(1,390)	(754)	(505)	(500)
Management fee	(6,456)	(6,402)	(6,037)	(5,803)
Performance fee	(9,849)	(8,654)	(7,165)	(9,063)
Long-term incentive awards	(2,024)	735	(3,203)	(3,320)
Other operating expenses	(7,919)	(7,220)	(6,272)	(7,900)

Net income	80,282	75,344	69,650	72,421
Dividends on Preferred Stock	(3,494)	(2,485)	(2,422)	(2,350)

Net income available to common shareholders	$76,788	$72,859	$67,228	$70,071

Basic and Diluted earnings per common share:
Net income	$0.68	$0.64	$0.61	$0.66

Average number of common shares outstanding	113,616	113,316	110,992	106,243

SCHEDULE – Mortgage Loans on Real Estate

The Company’s whole loan portfolio at December 31, 2007, which consisted only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A		Column B	Column C	Column G	Column H
Description (4)
Range of carrying amounts of mortgages	Number of loans	Interest rate	Maturity date	Carrying amount of mortgages (1) (3)	Principal amount of loans subject to delinquent principal or interest (5)
ARM Loans:
$ 0-250	787	5.63 - 8.75	06/01/16 - 11/01/46	$112,507	$858
251-500	699	4.00 - 8.38	09/01/17 - 11/01/44	258,132	708
501-750	298	4.38 - 8.50	05/01/22 - 05/01/44	178,420	1,151
751-1,000	95	3.13 - 7.88	10/01/22 - 02/01/37	85,228	1,944
over 1,000	258	5.63 - 9.04	09/01/22 - 11/01/46	736,359	24,367

	2,137			1,370,646	29,028

Hybrid ARM Loans:
$ 0-250	7,638	2.75 - 9.13	05/01/11 - 10/01/47	1,226,242	2,028
251-500	10,381	3.00 - 7.88	08/01/18 - 09/01/47	4,039,369	10,791
501-750	7,435	3.00 - 7.88	06/01/13 - 08/01/47	4,533,867	9,101
751-1,000	3,930	3.38 - 8.75	09/01/26 - 09/01/47	3,522,991	4,090
over 1,000	5,604	3.38 - 8.76	09/01/18 - 12/01/33	9,901,769	11,268

	34,988			23,224,238	37,278

Premium				160,744
Allowance for loan losses (2)				(17,566)
Principal payments receivable				1,368
Net unrealized loss on purchase loan commitments				(132)

	37,125			$24,739,298	$66,306

See accompanying Report of Independent Registered Public Accounting Firm on page F-3

Notes:

(1)	Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2004	$10,089,001
Additions during 2005:
Loan purchases	6,842,893
Amortization of discount	565
Change in fair value of purchase loan commitments	6,457
Fair value adjustment on loan acquisitions	6,264

6,856,179
Deductions during 2005:
Collections of principal	2,563,062
Allocation of cost of mortgage loans transferred to MSRs	30,661
Change in allowance for loan losses	1,212
Cost of mortgage loans transferred to real estate-owned properties	724

2,595,659

Balance at December 31, 2005	14,349,521
Additions during 2006:
Loan purchases	11,641,424
Fair value adjustment on loan acquisitions	53,936

11,695,360
Deductions during 2006:
Collections of principal	2,806,680
Change in allowance for loan losses	3,149
Amortization of premium	6,005
Change in fair value of purchase loan commitments	7,408

2,823,242

Balance at December 31, 2006	23,221,639
Additions during 2007:
Loan purchases	5,381,437
Deferred interest	44,231
Fair value adjustment on loan acquisitions	(10,713)

5,414,955
Deductions during 2007:
Collections of principal	3,714,846
Sale of Securitized ARM Loans	135,601
Cost of mortgage loans transferred to real estate-owned properties	15,429
Change in allowance for loan losses	3,658
Amortization of premium	28,774
Change in fair value of purchase loan commitments	(1,012)

3,897,296

Balance at December 31, 2007	$24,739,298

(2)	The provision for losses is based on management’s assessment of probable credit loss based on various factors. Reconciliation of allowance for loan losses:

Balance at December 31, 2004	$9,434
Provision for loan losses	$1,212
Recoveries	103

Balance at December 31, 2005	10,749
Provision for loan losses	3,149
Recoveries	10

Balance at December 31, 2006	13,908
Provision for loan losses	6,728
Charge offs to REO	(2,289)
Realized losses	(786)
Recoveries	5

Balance at December 31, 2007	$17,566

(3)	Cost for Federal income taxes is the same.

(4)	The geographic distribution of the Company’s whole loan portfolio at December 31, 2007 was as follows:

State or Territory	Number of Loans	Carrying Amount
California	9,804	$8,292,086
New York	2,620	2,413,481
Florida	3,308	1,780,250
Colorado	2,435	1,745,535
Georgia	2,407	1,011,352
New Jersey	1,331	886,608
Virginia	1,427	751,531
Connecticut	647	688,132
Illinois	968	551,901
Arizona	1,014	541,478
Massachusetts	727	508,948
North Carolina	929	481,006
South Carolina	975	475,140
Washington	926	464,412
Pennsylvania	745	429,084
Maryland	727	412,695
Texas	738	363,984
Minnesota	686	353,284
New Mexico	748	314,761
Nevada	520	306,012
Other states, less than 520 loans each	3,443	1,823,204
Premium		160,744
Allowance for loan losses		(17,566)
Principal payments receivable		1,368
Change in fair value of purchase loan commitments		(132)

TOTAL	37,125	$24,739,298

(5)	Includes loans delinquent 90 days or more, bankruptcies, and foreclosures.

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

“EPS” means earnings (loss) per share.

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

“Purchased ARM Assets” means ARM securities and Purchased Securitized Loans.

“Purchased Securitized Loans” means loans securitized by third parties and purchased by us. We own all credit loss classes of the securitizations.

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

“Reverse Repurchase Agreement” means an agreement between two parties whereby one party sells the other a security at a specified price with a commitment to buy the security back at a later date for another specified price. These transactions are accounted for as borrowings.

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

“Series B Preferred Stock” means the Series B Cumulative Preferred Stock, $0.01 par value per share, issued by TMA.

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

“TMF” means Thornburg Mortgage Finance, LLC, a wholly-owned subsidiary of TMA.

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

“Traditional Pay Option ARM” means a floating rate Traditional ARM Asset that typically is indexed to a short term market rate and has no interest rate change cap despite monthly or quarterly resets, offers an annual maximum payment cap of 7.5% and offers borrowers the ability to select a payment amount with the understanding that if a payment is selected that is less than a fully indexed rate the shortfall will be added to the principal balance of the loan until the loan balance increases to a maximum of 110% to 125% of the original loan balance, at which time the loan is recast to fully amortize over the remaining term of the loan.

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