Form 10-K/A
period 2007-12-31
THORNBURG MORTGAGE INC
filed 2008-03-11
CIK 892535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Number of shares of Common Stock outstanding at March 6, 2008: 171,530,778

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year in connection with the Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III.

THORNBURG MORTGAGE, INC.

2007 FORM 10-K/A ANNUAL REPORT

In this annual report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the annual report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Explanatory Note

We have restated our consolidated financial statements as of and for the year ended December 31, 2007. On March 5, 2008, the Board of Directors decided that we should restate these financial statements after concluding that there was substantial doubt as to our ability to continue as a going concern at December 31, 2007, and that therefore, losses on our available for sale securities and our Securitized ARM Loans that are currently pledged as collateral for Reverse Repurchase Agreements were considered to be other than temporary impairments as of December 31, 2007 since we may not be able to hold these securities for the foreseeable future because we may sell them to satisfy margin calls from our lenders or to otherwise manage our liquidity position. The restated financial statements reflect changes in our losses on ARM Assets and other related changes. For a description of the changes made in connection with the Restatement (“Restatement”) see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” and Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements contained in this report.

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the SEC on February 28, 2008 (the “Original Form 10-K”), is being filed to reflect restatements of our Consolidated Balance Sheet as of December 31, 2007, the related Consolidated Income Statement, Statement of Shareholders’ Equity and Statement of Cash Flows for the year ended December 31, 2007, and the notes related thereto, and the financial statement Schedule — Mortgage Loans on Real Estate. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements, and the section entitled “Restatement of Financial Statements” under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety. However, this Form 10-K/A only amends and restates Items 1 and 1A of Part 1 and Items 6, 7, 7A, 8, and 9B of Part II, in each case as a result of, and to reflect, the Restatement. The foregoing items have also been updated to reflect other events occurring after the filing of the Original Form 10-K that we believe were significant subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the forgoing amended information, this Form 10-K/A continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure contained herein to reflect events that have occurred at a later date. Other events occurring after the filing of the Original Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and our Current Reports on Form 8-K filed subsequent to the Original 10-K and any reports filed with the SEC subsequent to the date of this filing.

PART I

Item 1.	BUSINESS

The following description of our business should be read in conjunction with our Consolidated Financial Statements and supplementary data as presented in Item 8 of this amended Annual Report on Form 10-K/A.

All of the numbers impacted by the Restatement described in the Explanatory Note above are as restated.

The following is a discussion of our general business operations and policies. For a discussion of the unique market events impacting our business operations in the second half of 2007, see the “Executive Overview” section beginning on page 32.

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

While we are not a bank or savings and loan institution, our business purpose, strategy and method of operation are best understood in comparison to such institutions. Unlike a bank or savings and loan institution, we finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings instead of deposits or Federal Home Loan Bank advances. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we also typically enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we maintain a portfolio Effective Duration of less than one year, which is a calculation expressed in months or years that is a measure of the expected price change of our ARM Assets, Hedging Instruments and other borrowings based on changes in interest rates. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” on page 48 for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. At December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 13.22%. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to optimize our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators and mortgage portfolio lenders. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

We are an externally advised REIT and, as such, we are managed externally by the Manager under the terms of the Management Agreement, subject to the supervision of the Board of Directors. See “Employees – The Management Agreement.”

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investors – Investor Information – SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” on page 61.

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

Purchased ARM Assets

Our investments in Purchased ARM Assets are concentrated in High Quality ARM securities. These securities are issued and guaranteed by Fannie Mae or Freddie Mac, or are privately issued ARM securities that generally are credit enhanced through subordination and meet our High Quality credit criteria. Further, none of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. See “Business – Operating Policies and Strategies – Portfolio Strategies.” Purchased ARM Assets include Purchased Securitized Loans where we initially purchased all of the rating classes of a securitized pool of mortgage loans, meaning that we retained the credit risk associated with the underlying loans. In 2007, we sold most of the AAA-rated classes of the Purchased Securitized Loans, but retained the credit risk in the form of below AAA-rated MBS. We have set aside a non-accretable discount on those assets to reserve for expected loan losses. The High Quality ARM securities that we acquire represent interests in ARM Loans that are secured by first liens on single-family (one-to-four unit) residential properties, although we may also acquire ARM securities secured by liens on other types of real estate-related properties.

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

When originating or acquiring Traditional ARM and Hybrid ARM loans, we focus our attention on all aspects of a borrower’s profile and the characteristics of a mortgage loan product that we believe are most important in ensuring excellent loan performance and minimal credit exposure. We originate or acquire loans that are generally underwritten to “A quality” standards. Our borrowers generally make large down payments and have adequate verified liquid asset reserves, verified income, job stability and excellent credit (as measured by a credit report and a credit score). In addition, full real estate appraisals are underwritten to ensure the property collateral is appropriately valued, appropriate to the neighborhood and located in a market where we believe values can be supported. The Traditional ARM and Hybrid ARM loans we have originated or acquired are all first lien mortgages on single-family (one-to-four units) residential properties. Some have additional collateral in the form of pledged financial assets. Pledged financial assets are limited to marketable equity securities, investment grade bonds, cash or other approved securities. As a result, the loans we originate or acquire are generally fully documented loans, generally with 80% or lower effective loan-to-value ratios based on independently appraised property values. If a loan has an original loan-to-value ratio above 80%, we require private mortgage insurance or additional collateral, providing additional protection to us against credit risk. The average original effective loan-to-value ratio of our loans was 67.2% as of December 31, 2007.

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

We acquire and originate ARM Loans for retention in our portfolio with the intention of financing them using Collateralized Mortgage Debt. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates or classes created as a result of our loan acquisition and securitization efforts or acquired as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis. In January 2008, the Board of Directors authorized the acquisition of $150.0 million of below Investment Grade assets, provided that the assets are collateralized by loans that meet our origination standards and can be financed, and for which we believe that we can acquire at an attractive price, establish a non-accretable discount of adequate size to cover expected loan losses yet still provide an above average return on our investment. Since January 2008, we have not acquired any securities under this program.

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

Adfitech Operations

In August 2006, we acquired Adfitech, a provider of quality control post-closing audit and document delivery services to the mortgage industry, from a subsidiary of Centex Corporation. Prior to the acquisition, we partnered with Adfitech for three years on an outsourced basis for quality control services, imaging and other selected mortgage-related functions that supported our loan origination business across all loan origination channels – correspondent, wholesale and direct retail.

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

Exceptional Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy minimizes our credit losses and financing costs. As of December 31, 2007, 97.52% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. In the fourth quarter of 2007, only one of our Purchased ARM Assets with a carrying value of $907,000 had been downgraded.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. The credit quality of our originated and bulk purchased loans remains exceptional. At December 31, 2007, our 60-plus day delinquent loans and REO were 0.44% of our $24.5 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency and REO percentage of 4.23% measured as of September 30, 2007, the most recent date for which Mortgage Bankers Association data is available. While we experienced an increase in delinquent loans and REO during the year from 0.21% at December 31, 2006, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 114 delinquent loans out of the 37,125 loans in our $24.5 billion ARM loan portfolio as of December 31, 2007 (dollar amounts in thousands):

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

As of December 31, 2007, we owned thirty REO as a result of foreclosing on delinquent loans in the amount of $17.0 million (not included in the table above). We increased our provision for loan losses by $6.7 million in 2007, with an allowance for loan losses of $10.8 million at December 31, 2007. The $6.7 million provision includes $2.3 million to replenish the general reserves related to unrealized but expected losses recorded on single-family residential properties that we hold for sale in our portfolio as REO. We realized loan losses of $786,000 in 2007, bringing cumulative realized losses on loans that we have originated or acquired since 1997 to $960,000. We believe that our current allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at December 31, 2007. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

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

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 67.7% and an average original FICO score of 719 at December 31, 2007. We believe that our current allowance for loan losses of $10.8 million is adequate to cover probable losses on Traditional Pay Option ARMs inherent in the ARM Loan portfolio at December 31, 2007. During 2007, we determined that the delinquencies in our Purchased Securitized Loans backed by Traditional Pay Option ARMs suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $7.5 million impairment charge against those securities during 2007 increasing our non-accretable discount on Purchased Securitized Loans backed by Traditional Pay Option ARMs to $10.8 million and our total non-accretable discount to $21.7 million at December 31, 2007. In 2007, we have realized losses of $912,000 with respect to those securities but some additional losses are expected. Further, we are actively pursuing reselling certain of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage securities. Additionally, because we sold some of the senior classes of some of our Purchased Securitized Loans in 2007 and retained all of the lower rated classes of those securities, the total outstanding balance of loans for which we have credit risk in our Purchased Securitized Loan portfolio is $5.9 billion. Other than one Purchased Securitized Loan security backed by Pay Option ARMs, the remainder of our Purchased Securitized Loans are performing as expected from a credit perspective. We believe the losses inherent in our Purchased Securitized Loan portfolio at December 31, 2007 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements, whole loan financing facilities and other collateralized financings that we may establish in the future. Prior to August 2007, we also financed our ARM Assets using Asset-backed CP. As discussed in the “Executive Overview” section beginning on page 32, commercial paper investors stopped investing in mortgage-backed commercial paper programs similar to ours and we are not able to issue new commercial paper using the extendable maturity program that we had been using. See “Hedging Strategies” below for a discussion of how we convert short-term borrowings into the equivalent of long-term fixed-rate financing for purposes of managing our interest rate risk.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. At December 31, 2007, we had lines of credit and collateralized financing agreements with 13 different financial institutions and had committed Reverse Repurchase Agreement financing capacity of $2.25 billion that expires between March and June of 2008. As of March 6, 2008, four of these lenders had issued notices of events of default under Reverse Repurchase Agreements. The aggregate amount of borrowings outstanding with these lenders was $1.8 billion at March 6, 2008. Our other Reverse Repurchase Agreements and secured lending arrangements contain cross-default provisions and the related lenders could declare an event of default at any time. We have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, and we are trying to negotiate an extension of that agreement while we pursue strategies to more permanently increase available liquidity. The lenders have no obligation to extend this agreement.

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

We have an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided us with an alternative way to finance our High Quality ARM Assets portfolio. The notes were collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that we either purchased or created through our loan securitization process. As of February 29, 2008, the Company had paid all of the commercial paper at maturity; however, on March 3, 2008, the Company extended the maturity date of the remaining outstanding Asset-backed CP of $300.0 million to April 14, 2008.

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

Capital Utilization

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance mortgage assets based on long-term capital. We monitor the relationship between our assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. Broadly speaking, this ratio reflects the relationship between those assets financed with borrowings that are subject to margin calls and our long-term capital position. As of December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 13.22%. See further discussion of capital utilization and leverage beginning on page 48 and the calculation of our Adjusted Equity-to-Assets Ratio on page 49.

Liquidity Management and Going Concern

As described in the Explanatory Note on page 4 and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements”, we have substantial doubt as to our ability to continue as a going concern as of December 31, 2007. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity to meet margin calls resulting from changes in the fair market value of our Purchased ARM Assets collateralizing Reverse Repurchase Agreements and the continued availability of financing for our ARM Assets. We had readily available liquidity of approximately $580.0 million at December 31, 2007. Through March 6, 2008, we had received $1.8 billion in margin calls since December 31, 2007 and had satisfied $1.2 billion of those margin calls primarily by using our available liquidity, principal and interest payments and proceeds from the sale of assets. At March 6, 2008, we had outstanding margin calls of $610.0 million which significantly exceeded our available liquidity at that date. Also through March 6, 2008, we had received notices of event of default under Reverse Repurchase Agreements from four different lenders. The aggregate amount of borrowings outstanding with these lenders was $1.8 billion at March 6, 2008. Our Reverse Repurchase Agreements and secured lending arrangements contain cross-default provisions and the related lenders could declare an event of default at any time. We have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008 while we pursue strategies to increase available liquidity. The lenders have no obligation to extend this agreement.

We are working to meet all of our outstanding margin calls within a timeframe acceptable to our lenders, by either selling portfolio securities, issuing Collateralized Mortgage Debt or raising additional debt or equity capital. Since December 31, 2007 and through March 6, 2008, we have reduced our portfolio of ARM assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed, in order to reduce our exposure to margin calls. The estimated fair value of Purchased ARM Assets and Securitized ARM Loans held at December 31, 2007 still remaining in our portfolio at March 6, 2008 has declined by approximately $1.0 billion. We have also raised $488.0 million in equity capital since December 31, 2007 and are continuing to seek to raise additional capital in order to provide a more stable base of liquidity during what we expect to be difficult market conditions for at least several months.

In the normal course of business, our primary focus is to acquire and originate high quality, highly liquid mortgage assets such that sufficient assets could be readily converted to cash, if necessary, in order to meet our financial obligations. In addition to limitations on our ability to leverage our capital based upon our Adjusted Equity-to-Assets Ratio, we have a Liquidity Management Policy, which is designed to forecast potential shortfalls in liquidity resulting from increases or decreases in interest rates. The Liquidity Management Policy requires the frequent measurement of the potential market value exposure of the portfolio to a 100 BP instantaneous parallel increase in interest rates above expected future interest rates as well as a 100 BP instantaneous parallel decrease in interest rates below expected future interest rates. The calculated potential mark-to-market exposure resulting from this scenario is probability weighted, increased by a multiple of three, and compared to recent minimum liquidity levels in order to determine whether management needs to take specific actions to improve liquidity or further reduce interest rate risk. At December 31, 2007, we had Unencumbered Assets of $692.4 million, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets and readily available liquidity of approximately $580.0 million. However, these amounts change daily as financing agreements mature and are rolled over, as market prices or margin amounts for financing MBS change and as we meet other working capital needs. Therefore, these period end liquidity amounts are not reflective of our intra quarter daily liquidity position.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K/A constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “project,” “estimate,” “have confidence” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may affect our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage securities, our ability to obtain financing and the terms of any financing that we do obtain, our ability to raise additional capital, our ability to retain or sell additional assets, our ability to meet additional margin calls and our ability to continue as a going concern. Other factors that may impact our actual results are discussed in “Risk Factors” below. We do not undertake any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Sources of Income

We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of the consolidated gross taxable income of TMA, TMD TMCR, TMFI and TMF for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

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

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected our business, our liquidity and our stock price, and has raised substantial doubt about our ability to continue as a going concern.

•

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and industry-related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing our mortgage assets, and are continuing to face these challenges in 2008. There is no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. Beginning in August 2007 and continuing through the current date, the fair value of our ARM Assets as well as our Hedging Instruments declined, our margin requirements on our financing increased and in August 2007 and March 2008 we sold a significant amount of assets and terminated Swap Agreements in order to reduce our exposure to further margin calls on recourse borrowings and hedging transactions. We have received a significant amount of margin calls through March 6, 2008, which significantly exceeded our available liquidity at that date, and as a result, we have been unable to meet a portion of our margin calls. Through March 6, 2008, we had received notices of default under reverse repurchase agreements from four lenders. Our receipt of notices of default triggered cross-defaults under all of our other reverse repurchase agreements and our secured loan agreements. Although we have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, there is no assurance that we will be able to renew this agreement, that we will be able to obtain sufficient liquidity in order to satisfy our liabilities, that the value of our Purchased ARM Assets, Securitized ARM Loans and Hedging Instruments will not decline further, that lenders will not make additional margin calls, that we will be able to satisfy additional margin calls or that we will be able to continue as a going concern. The price of our Common Stock declined significantly as a result of these events and the impact on our results of our operations. There is no assurance that our stock price will not continue to experience significant volatility as mortgage security prices continue to decline.

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

•

Increases in interest rates may result in a decline in the fair value of our ARM Assets that may not be fully offset by the value of our Hedging Instruments. A decrease in the fair value of our ARM securities may result in an impairment loss and a reduction of our book value due to the accounting standards that we are required to follow.

•

The fair value of the Hedging Instruments we use to manage our interest rate risk may decline during periods of declining interest rates and may not be fully offset by increases in the value of our ARM Assets, adversely affecting our book value because of the accounting standards that we are required to follow.

We leverage our long term capital, which consists of equity and unsecured debt with borrowed money to fund the purchase of additional ARM Assets. A significant contributor to our operations is the interest margin between the yield on our ARM Assets and the cost of our borrowings.

•	All of the risks highlighted above could be magnified because we use borrowed funds to acquire additional ARM Assets for our portfolio.

•

Our ability to borrow and our cost of borrowing could be further adversely affected by deterioration in the quality or fair value of our ARM Assets or by general availability of credit in the mortgage market.

•

We borrow funds in the Reverse Repurchase Agreement market, and through whole loan financing facilities, based on the fair value of our ARM Assets less a margin amount. If the fair value of our ARM Assets declines, the lender’s opinion about the fair value of our ARM Assets changes or our margin requirements increase, we could be subject to margin calls that would require us to either pledge additional ARM Assets as collateral or reduce our borrowings. If we did not have sufficient unpledged assets or liquidity to meet these requirements, we may need to sell assets again under adverse market conditions or at losses to satisfy our lenders. Alternatively, the lender may terminate the lending agreement and sell the assets without our knowledge should we default under any of these lending agreements.

•

Our borrowings are tied primarily to the LIBOR interest rates, while our assets are indexed to LIBOR and other various interest rate indices. If these other short-term indices move differently than LIBOR, our earnings or book value could be adversely affected to the extent of the difference.

•

If we are unable to re-finance our asset-backed commercial paper facilities which matures on April 14, 2008, reverse repurchase agreements which mature through May 30, 2012, and whole loan financing facilities, which expire between April and December 2008, on favorable terms or at all, our liquidity and capital resources could be materially adversely affected.

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

•

The interest rate adjustment or repricing characteristics of our ARM Assets and borrowings may not be perfectly matched. Rising interest rates could adversely affect our operations and dividends if the interest payments that we must make on our borrowings rise faster than the interest income we earn on our ARM Assets. Declining interest rates could adversely affect our earnings and dividends if the interest income we receive on our ARM Assets declines more quickly than the interest payments that we must make on our borrowings. In general, our borrowings adjust more frequently than the interest rates on our ARM Assets.

•

Some of our ARM Assets have caps that limit the amount that the interest rate can change for a given change in an underlying index. Our borrowings do not have similar limitations. If the interest rate change on our ARM Assets is limited while the interest rates on our borrowings increase, our Portfolio Margins and operations may be adversely affected.

•

We employ various hedging and funding strategies to minimize the adverse impact that changing interest rates might have on our earnings, but our strategies may prove to be less effective in practice than we anticipate, or our ability to use such strategies may be limited due to our need to comply with federal income tax requirements that are necessary to preserve our REIT status.

Our mortgage assets may be prepaid at any time at the borrower’s option.

•	Mortgage prepayment rates typically rise during falling interest rate environments. If mortgages prepay, the prepayment proceeds may be invested in lower yielding assets, thus reducing operations.

•

Mortgage prepayment rates typically fall during rising interest rate environments. If mortgages do not prepay, we would have less cash flow to use to purchase new mortgage assets in a higher interest rate environment, potentially adversely affecting operations.

•

We purchase and originate ARM Assets at prices greater than par. We amortize the premiums over the expected life of the ARM asset. To the extent that we have purchased such assets, our yields, spreads and operations could be adversely affected if mortgage prepayment rates are greater than anticipated at the time of acquisition or if the index upon which the floating rate period interest rate is calculated declines because we would have to amortize the premiums at a faster rate.

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

The selected consolidated financial data set forth in this Item 6 has been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the SEC on February 28, 2008. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this amended Annual Report on Form 10-K/A. See Note 2 of the Notes to the Consolidated Financial Statements included in Part II of Item 8 of this Form 10-K/A. The following selected financial data is derived from our audited financial statements for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. You should read the selected financial data together with the more detailed information obtained in the Financial Statements and associated Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

Income Statement Highlights

(In thousands, except percentages and per share data)

	Year ended December 31,
	As Restated 2007	2006	2005	2004	2003
Net interest income	$316,261	$346,684	$344,457	$293,699	$233,953
Net (loss) income	$(1,545,678)	$297,697	$282,844	$232,564	$176,504
EPS (basic)	$(12.97)	$2.58	$2.79	$2.80	$2.73
EPS (diluted)	$(12.97)	$2.58	$2.79	$2.80	$2.71
Average common shares - basic	122,303	111,055	99,187	83,001	63,485
Average common shares - diluted	122,303	111,055	99,187	83,001	65,217
Taxable income per common share (1)	$1.60	$2.47	$2.83	$2.93	$2.81
Dividends declared per common share (2)	$1.61	$2.72	$2.72	$2.66	$2.49
Yield on ARM Assets	5.51%	5.17%	4.42%	3.98%	4.05%
Portfolio Margin	0.66%	0.73%	1.01%	1.25%	1.61%
Return on Equity	(79.53)%	12.78%	14.04%	15.55%	17.31%
Operating expense to average assets	0.13%	0.20%	0.25%	0.32%	0.42%

Balance Sheet Highlights

(In thousands, except per share data)

	As of December 31,
	As Restated 2007	2006	2005	2004	2003
ARM Assets	$35,184,540	$51,532,955	$41,484,029	$28,743,061	$18,852,166
Total assets	$36,272,361	$52,705,052	$42,507,741	$29,212,402	$19,118,799
Reverse Repurchase Agreements	$11,547,354	$20,706,587	$23,390,079	$14,248,939	$13,926,858
Asset-backed CP	$400,000	$8,906,300	$4,990,000	$4,905,000	$—
Collateralized Mortgage Debt	$21,246,086	$18,704,460	$10,254,334	$6,645,598	$3,114,047
Senior and Subordinated Notes	$545,000	$545,000	$495,000	$305,000	$251,080
Shareholders’ equity	$1,759,734	$2,377,072	$2,207,086	$1,789,184	$1,239,104
Historical book value per common share (1)	$7.86	$21.66	$21.41	$20.46	$18.68
Book value per common share	$6.63	$18.92	$20.00	$19.47	$16.75
Number of common shares outstanding	139,936	113,775	104,775	91,904	73,985

(1)	See reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements on page 28.

(2)	For the applicable year as reported in our quarterly earnings announcements.

Reconciliation of non-GAAP financial measurements to comparable GAAP financial measurements

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable income per share is a meaningful financial measurement for both management and investors. A reconciliation of our REIT estimated taxable income per common share to GAAP EPS (basic) follows:

Reconciliation of REIT Estimated Taxable Income Per Share to GAAP EPS

	Year ended December 31,
	As Restated 2007	2006	2005	2004	2003
REIT Estimated Taxable income per share	$1.60	$2.47	$2.83	$2.93	$2.81
Non-deductible capital losses	(8.94)	—	—	—	—
Other-than-temporary impairment losses	(5.53)	—	—	—	—
Gain (loss) on purchase loan commitments	0.01	0.02	(0.01)	(0.12)	0.04
Long-term incentive plan expense	0.05	(0.03)	(0.03)	(0.08)	(0.16)
Actual payments under long-term incentive plan	0.05	0.03	0.01	0.01	0.02
Taxable REIT subsidiary (loss) income	(0.06)	0.01	0.06	(0.03)	—
Hedging Instruments, net	—	0.12	(0.04)	0.12	0.04
Provision for loan losses, net	(0.12)	(0.03)	(0.01)	(0.02)	(0.01)
Actual loan losses on ARM Assets	0.01	—	—	—	—
Timing of dividend on Preferred Stock	(0.04)	—	—	—	—
Other	—	(0.01)	(0.02)	(0.01)	(0.01)

GAAP EPS	$(12.97)	$2.58	$2.79	$2.80	$2.73

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

Reconciliation of Historical Book Value Per Share to GAAP Book Value Per Share

	As of December 31,
	As Restated 2007	2006	2005	2004	2003
Historical book value per share	$7.86	$21.66	$21.41	$20.46	$18.68
Unrealized gain (losses) on ARM securities	0.17	(4.08)	(5.13)	(1.93)	(0.58)
Unrealized (losses) gains on Hedging Instruments	(1.40)	1.34	3.72	0.94	(1.35)

GAAP book value per share	$6.63	$18.92	$20.00	$19.47	$16.75

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this amended Annual Report on Form 10-K/A. All applicable disclosures in this Item 7 have been modified to reflect the Restatement described below. All of the numbers impacted by the Restatement in this section are as restated. Items in this section have also been updated to reflect what we believe were significant subsequent events.

Restatement of Financial Statements

We have restated our consolidated financial statements for the year ended December 31, 2007, reported in our Annual Report on Form 10-K originally filed with the SEC on February 28, 2008. We have been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The mortgage market, including prime, has been adversely affected by weakening house prices and increasing rates of delinquencies and defaults, which in turn has led to significantly reduced levels of liquidity available from lenders that provide financing to us.

Our consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity to meet margin calls resulting from changes in the fair market value of our Purchased ARM Assets collateralizing Reverse Repurchase Agreements and the continued availability of financing for our ARM Assets.

We had readily available liquidity of approximately $580.0 million at December 31, 2007. Since December 31, 2007 and through March 6, 2008, we have received $1.8 billion in margin calls and have satisfied $1.2 billion of those margin calls primarily by using our available liquidity, principal and interest payments and proceeds from the sale of assets. At March 6, 2008, we had outstanding margin calls of $610.0 million which significantly exceeded our available liquidity at that date. Also through March 6, 2008, we have received notices of event of default under Reverse Repurchase Agreements from four different lenders. The aggregate amount of borrowings outstanding with these lenders was $1.8 billion at March 6, 2008. Our Reverse Repurchase Agreements and secured lending arrangements contain cross-default provisions and the related lenders could declare an event of default at any time. We have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, and we are trying to negotiate an extension of that agreement while we pursue strategies to more permanently increase available liquidity. The lenders have no obligation to extend this agreement.

At December 31, 2007, we had two committed whole loan financing facilities for a total of $600 million and two uncommitted facilities totaling $1.0 billion. Each of the whole loan facilities has a financial covenant requiring profitability in each of the previous four quarters. Due to losses we experienced on asset sales during the third quarter of 2007, we requested waivers of this covenant from each lender, which were granted. We did not receive a waiver from lenders for the loss in the fourth quarter of 2007 that was the result of the other-than-temporary impairment loss that is reflected in these restated financial statements. In addition, on February 28, 2008, the notice of event of default from a Reverse Repurchase Agreement counterparty caused a default under the cross default provisions of the whole loan financing facilities and we must obtain a waiver from our lenders to reactivate our warehouse facilities.

We are working to meet all of our outstanding margin calls within a timeframe acceptable to our lenders, by either selling portfolio securities, issuing Collateralized Mortgage Debt and/or raising additional debt or equity capital. Since December 31, 2007 and through March 6, 2008, we have reduced our portfolio of ARM assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed, in order to reduce our exposure to margin calls. We have also raised $488.0 million in equity capital since December 31, 2007 and are continuing to seek to raise additional capital in order to provide a more stable base of liquidity during what the Company expects to be difficult market conditions for at least several more months.

We believe that it is possible that continued pressure on our liquidity will continue into the foreseeable future in light of the uncertainties in the broader mortgage market, in particular, the uncertainties relative to the availability of financing under Reverse Repurchase Agreement financing and warehouse lines of credit and the resulting strain that the loss of these debt structures would have on our ability to meet our liquidity and funding needs. Our liquidity position combined with difficult market conditions which have also resulted in a significant deterioration of prices of mortgage-backed collateral raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not have the ability to hold our Purchased ARM Assets and Securitized ARM Loans to maturity or recovery and, accordingly, have recognized an impairment charge totaling $676.6 million in gross unrealized losses on those assets as of December 31, 2007. The impairment charge resulted in a decrease in management and incentive fees payable to our Manager of $5.9 million. The following tables set forth the effects of these restatements on our financial position, results of operations and cash flows.

Balance sheet impacts

The following table set forth the effects of the restatement adjustments on the consolidated balance sheet as of December 31, 2007 (in thousands).

	Previously Reported	Increase/ (Decrease)	As Restated
ASSETS
ARM Assets
Purchased ARM Assets	$10,694,043	$—	$10,694,043

ARM Loans:
Securitized ARM Loans, net	2,450,150	(248,801)	2,201,349
ARM Loans Collateralizing Debt, net	21,739,789	—	21,739,789
ARM loans held for securitization, net	549,359	—	549,359

ARM Loans	24,739,298	(248,801)	24,490,497

ARM Assets	35,433,341	(248,801)	35,184,540
Other assets	1,087,821	—	1,087,821

TOTAL ASSETS	$36,521,162	$(248,801)	$36,272,361

LIABILITIES
Accrued Expenses and other liabilities	$65,011	$(5,850)	$59,161
Debt obligations	34,191,940	—	34,191,940
Hedging Instruments and other payables	261,526	—	261,526

TOTAL LIABILITIES	34,518,477	(5,850)	34,512,627

SHAREHOLDERS’ EQUITY
Preferred Stock	832,485	—	832,485
Common Stock	1,399	—	1,399
Additional paid-in-capital	2,896,203	—	2,896,203
Accumulated other comprehensive loss	(600,211)	427,779	(172,432)
Accumulated deficit	(1,127,191)	(670,730)	(1,797,921)

TOTAL SHAREHOLDERS’ EQUITY	2,002,685	(242,951)	1,759,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,521,162	$(248,801)	36,272,361

The following table sets forth the effects of the restatement adjustments on the consolidated income statement and loss per share for the year ended December 31, 2007 (in thousands, except per share data).

	Previously Reported	Change - (Loss) Income	As Restated
Net interest income	$316,261	$—	$316,261

Loss on ARM Assets, net	(1,100,068)	(676,580)	(1,776,648)
Loss on Derivatives, net	(16,868)	—	(16,868)
Other non-interest income	16,789	—	16,789

Net non-interest loss	(1,100,147)	(676,580)	(1,776,727)

Provision for loan losses	(6,728)	—	(6,728)
Management fee	(26,111)	475	(25,636)
Performance fee	(23,117)	5,375	(17,742)
Long-term incentive awards	13,327	—	13,327
Other operating expenses	(31,433)	—	(31,433)

Loss before provision for income taxes	(857,948)	(670,730)	(1,528,678)
Provision for income taxes	(17,000)	—	(17,000)

NET LOSS	$(874,948)	$(670,730)	$(1,545,678)

Net loss	$(874,948)	$(670,730)	$(1,545,678)
Dividend on Preferred Stock	(40,452)	—	(40,452)

Net loss available to common shareholders	$(915,400)	$(670,730)	$(1,586,130)

Basic and Diluted loss per common share	$(7.48)	$(5.49)	$(12.97)

The following table sets forth the effects of the restatement adjustments on the consolidated cash flows for the year ended December 31, 2007 (in thousands).

	Previously Reported	Increase (Decrease)	As Restated
Operating activities
Net loss	$(874,948)	$(670,730)	$(1,545,678)
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Loss on ARM Assets, net	1,100,068	676,580	1,776,648
Other noncash adjustments	(39,301)	—	(39,301)
Changes in assets and liabilities:		—
Assets	152,579	—	152,579
Accrued interest payable	(81,592)	—	(81,592)
Accrued expenses and other liabilities	(33,306)	(5,850)	(39,156)

Net cash provided by operating activities	223,500	—	223,500

Net cash provided by investing activities	9,917,971	—	9,917,971
Net cash used in financing activities	(10,047,521)	—	(10,047,521)

Net increase in cash and cash equivalents	93,950	—	93,950
Cash and cash equivalents at beginning of year	55,159	—	55,159

Cash and cash equivalents at end of year	$149,109	$—	$149,109

The following table sets forth the effects of the restatement adjustments on other comprehensive loss for the year ended December 31, 2007 (in thousands).

	Previously Reported	Change - (Loss) Income	As Restated
Net loss	$(874,948)	$(670,730)	$(1,545,678)
Available-for-sale assets:
Fair value adjustment	59,233	—	59,233
Other-than-temporary impairment	—	427,779	427,779
Hedging Instruments:
Fair value adjustment	(347,396)	—	(347,396)

Comprehensive loss	$(1,163,111)	$(242,951)	$(1,406,062)

Executive Overview

A detailed discussion of the impact of the unprecedented industry turmoil which began in the third quarter of 2007 on our financial results in the third quarter of 2007 can be found in the “Executive Overview” section beginning on page 31 of our September 30, 2007 Form 10-Q. A discussion of current market conditions can be found in the “Recent Developments” section beginning on page 35 of this report. Our primary focus in the fourth quarter of 2007 was and for the coming months remains, increasing our access to reliable, diversified and attractively priced financing for our portfolio of high quality ARM Assets. In recent months, the mortgage industry has remained under continued pressure due to numerous factors, which include continued industry-wide disclosures regarding the continued deterioration of the value of mortgage assets held by banks and broker-dealers, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies, and a reluctance on the part of banks and broker-dealers to finance mortgage securities in the Reverse Repurchase Agreement and other mortgage financing markets.

As a result of these factors, during the fourth quarter of 2007 and continuing in 2008, we have experienced declines in the market value of our securities to levels at or below levels experienced in August 2007, and incurred additional margin calls as a result of the decline in our securities prices, an increase in certain margin requirements and a further decline in the value of our Hedging Instruments as a result of the continued decline in yields on Swap Agreements. We do not believe the declines in the market value of our securities are reflective of deterioration in the actual credit performance of our assets. In addition, the cost of financing in the Reverse Repurchase Agreement market increased during the fourth quarter of 2007, especially in December 2007, compared to prior periods as a result of both the increased spread between the LIBOR and Federal Funds rate and increased financing spreads over LIBOR required by our Reverse Repurchase Agreement lenders. We have seen a significant drop in LIBOR rates since the end of 2007 as the Federal Reserve made several of its most dramatic cuts ever in short-term interest rates, and we have also seen a steady decline in our financing spreads to LIBOR since December. We believe that these trends are expected to cause our cost of funds to decline meaningfully relative to the yield on our assets in the months and quarters ahead.

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

Fourth Quarter Financial Results

In the fourth quarter, the net loss before preferred stock dividends was $605.9 million, down from net income before preferred stock dividends of $80.3 million a year ago. Net interest income was $87.2 million compared to $90.7 million, or 4% less than a year ago. Return on equity for the fourth quarter was (147.32)% compared to 14.08% for the year ago period. For the quarter, operating expenses as a percentage of average assets, which are among the lowest in the industry, decreased to 0.11% at December 31, 2007, from 0.20% at December 31, 2006, which helped support operations. Book value at December 31, 2007 was $6.63 per common share, down from $10.14 per common share at September 30, 2007, principally due to other-than-temporary impairment losses, $279.7 million of which had been classified in accumulated other comprehensive loss at September 30, 2007, and a $115.2 million decrease in the unrealized market value of our hedging instruments. We believe that this decline in book value validates the existence of wider spread opportunities in the mortgage market. However, as a result of the recent events described in the “Recent Developments” section on page 35, there can be no assurance that we will not experience a further decline in book value.

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

During the quarter, we also acquired $995.4 million of new Purchased ARM Assets at an average price of 99.61% of par and average approximate yields of 6.30%. At quarter end, the unamortized cost basis at which we held our ARM Assets was 99.76%, down from 100.48% in the prior quarter. This premium positions our asset portfolio favorably in the event the Federal Reserve continues to reduce rates, which could result in still lower mortgage rates and cause an increase in refinance activity despite the slowdown in real estate activity. Through January 31, 2008, we acquired an additional $819.2 million of new ARM Assets with anticipated yields of approximately 5.63% which, in addition to those assets acquired in the fourth quarter, we expect will contribute favorably to our net interest margin in 2008.

Credit Quality

We remain committed to preserving strong asset quality. At December 31, 2007, 97.5% of our ARM Asset portfolio was High Quality, of which 29.5% represented Purchased ARM Assets and the remaining 68.0% was comprised of High Quality ARM Loans.

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

At December 31, 2007, 60-day plus delinquent loans and real-estate owned properties (REO) in our originated and bulk purchased loans totaled 0.44% of our $24.5 billion portfolio of securitized and unsecuritized ARM Loans, up from 0.27% at September 30, 2007, but still significantly below the industry’s conventional prime ARM loan delinquency ratio of 4.23% at September 30, 2007 as reported by the Mortgage Bankers Association. Of these 144 delinquent loans and REO properties, 96 were in the foreclosure process or on the market for sale suggesting that near term further increases in delinquencies may be minimal. One category of bulk purchased loans, specifically $630.6 million of Pay Option ARMs purchased from one seller, continues to exhibit higher delinquencies than the rest of our loan portfolio and is effectively doubling our total portfolio delinquency rate. However, we expected that these loans would experience higher delinquencies and losses when we made the acquisition and are managing these delinquencies effectively so as to minimize losses. Further, this portfolio continues to decline as a percentage of our entire portfolio. At December 31, 2007, our allowance for loan losses totaled $10.8 million, and the allowance for losses on REO properties totaled $4.2 million, which management believes are appropriate allowance levels given the exemplary characteristics of our ARM Loan and REO portfolios. We realized loan losses of $735,000 during the fourth quarter and recorded $601,000 in write-downs related to REO that we expect to sell in the future.

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

Recent Developments

Beginning on February 14, 2008, there was once again a sudden adverse change in mortgage market conditions in general and more specifically in the valuations of mortgage securities backed by Alt-A mortgage loan collateral. As of February 15, 2008, our Purchased ARM Assets included approximately $2.9 billion of super senior, credit-enhanced mortgage securities, all of which are AAA-rated and backed by Alt-A mortgage collateral. Our current credit assessment of these mortgage securities in our portfolio suggests a low possibility of future downgrades and even less risk of actual losses. We have not realized any losses on these mortgage securities to date. However, through the current date we have observed continued deterioration in the liquidity for these securities as well as other securities in our portfolio and increased difficulty in obtaining market prices. The estimated fair value of Purchased ARM Assets and Securitized ARM Loans held at December 31, 2007 still remaining in our portfolio at March 6, 2008 has declined by approximately $1.0 billion. As a result, we have been subject to margin calls on this collateral. Since December 31, 2007 and through March 6, 2008, we have received $1.8 billion in margin calls and have met margin calls of $1.2 billion. The sudden decline in the valuation of these securities has left us with reduced readily available liquidity to meet future margin calls, relative to our cash and unpledged securities position of December 31, 2007. At March 6, 2008, we had outstanding margin calls of $610.0 million, which significantly exceeded our available liquidity at that date. Also through March 6, 2008, we had received notices of event of default under Reverse Repurchase Agreements from four different lenders. The aggregate amount of borrowings outstanding with these lenders was $1.8 billion at March 6, 2008. Our Reverse Repurchase Agreements and secured lending arrangements contain cross-default provisions and the related lenders could declare an event of default at any time. We have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, and we are trying to negotiate an extension of that agreement while we pursue strategies to more permanently increase available liquidity. The lenders have no obligation to extend this agreement. There is also no assurance that the value of our mortgage portfolio and derivatives portfolio will not decline further, that we will not experience a further decline in our book value, that lenders will not make additional margin calls or that we will be able to satisfy additional margin calls, if any. We are working to meet all of our outstanding margin calls within a timeframe acceptable to our lenders, through a combination of selling portfolio assets, issuing Collateralized Mortgage Debt and raising additional debt or equity capital. Since December 31, 2007 and through the close of business on March 6, 2008, we have reduced our portfolio of ARM Assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed and $2.7 billion have been sold in order to reduce our exposure to margin calls. We have also raised $488.0 million in equity capital since December 31, 2007, and seek to raise additional capital in order to provide a more stable base of liquidity during a period when we expect market conditions to remain difficult for at least several more months.

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

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. The fair values of most of our Purchased ARM Assets and all of our Hybrid ARM Hedging Instruments are based on market prices provided by third-party pricing services or certain dealers which make markets in these financial instruments. If the fair value of a Purchased ARM Asset is not reasonably available from a third-party pricing service or dealer, management estimates the fair value. For Purchased Arm Assets valued by management, we first look to identify a security in our portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. Our objective is to use the third-party quote as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers is calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At December 31, 2007, management’s judgment was used to estimate the fair value of $4.8 billion or 13% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 3 to the financial statements for a summary table of the methodologies used to value ARM Assets.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the Purchased ARM Assets’ amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We do not believe the declines in the market value of our securities are reflective of deterioration in the actual credit performance of our assets, However, we determined that we may not have the ability to hold our Purchased ARM Assets and Securitized ARM Loans until recovery; therefore the differences between the amortized cost basis and the market value of these assets were determined to be other-than-temporary impairments and recognized in operations.

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

•

Allowance for Loan Losses on ARM Loans excluding Securitized ARM Loans. We maintain an allowance for loan losses based on management’s estimate of credit losses inherent in our portfolio of ARM Loans held for investment. The estimate of the reserve is based on a variety of factors including, but not limited to, industry statistics, current economic conditions, potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of our ARM Loans held for investment is different than expected, we adjust the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in our ARM Loan portfolio. Two critical assumptions used in estimating the allowance for loan losses are an assumed rate of default, which is the expected rate at which loans go into foreclosure over the life of the loans, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure. Our default assumption range is 45% to 55% and our loss severity assumption range is 20% to 30%.

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

For additional information on our significant accounting policies, see Note 3 to the Consolidated Financial Statements.

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

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts, -an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Upon application, we will be permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for us on January 1, 2008, and did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for us on January 1, 2009, and is not expected to have a material impact on our consolidated financial statements.

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

Financial Condition

Asset Quality

At December 31, 2007, we held total assets of $36.3 billion, $35.2 billion of which consisted of ARM Assets. That compares to $52.7 billion in total assets and $51.5 billion of ARM Assets at December 31, 2006. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At December 31, 2007, 94.1% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following table presents a schedule of ARM Assets owned at December 31, 2007 and December 31, 2006 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	December 31, 2007			December 31, 2006
	Carrying Value		Portfolio Mix	Carrying Value		Portfolio Mix
High Quality
Agency Securities	$2,513,026		7.1%	$2,204,991		4.3%

Non-agency ARM Assets:
AAA/Aaa rating	31,392,442	(1)	89.2	46,567,086	(1)	90.3
AA/Aa rating	406,299	(1)	1.2	762,572	(1)	1.5

Total non-agency ARM Assets	31,798,741		90.4	47,329,658		91.8

Total High Quality	34,311,767		97.5	49,534,649		96.1

Other Investments
Non-agency ARM Assets:
A rating	177,991		0.5	286,907		0.6
BBB/Baa rating	88,651		0.2	160,694		0.3
BB/Ba rating and below	67,198	(2)	0.2	181,036	(2)	0.3
ARM Loans pending securitization	549,724		1.6	1,383,577		2.7

Total Other Investments	883,564		2.5	2,012,214		3.9

Allowance for loan losses	(10,791)		(0.0)	(13,908)		0.0

Total ARM portfolio	$35,184,540	(3)	100.0%	$51,532,955	(3)	100.0%

(1)

As of December 31, 2007 and 2006, the Investment Grade classes of ARM Loans Collateralizing Debt were credit-enhanced through overcollateralization and subordination in the amount of $158.8 million and $175.9 million, respectively, which is included in the BB/Ba Rating and Below category.

(2)

As of December 31, 2007 and 2006, we had total non-accretable discounts of $21.7 million and $15.1 million, respectively, on our Purchased ARM Assets due to estimated credit losses (other than temporary declines in fair value) related to securities purchased at a discount, which is included in the BB/Ba Rating and Below category.

(3)

As of December 31, 2007 this balance includes $10,694,043 of Purchased ARM Assets and $24,490,497 of ARM Loans. As of December 31, 2006 this balance includes $28,311,316 of Purchased ARM Assets and $23,221,639 of ARM Loans.

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

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$709,428	$14,000,000	$25,000
Unpaid principal balance	$683,737	$14,000,000	$481
Coupon rate on loans	6.02%	8.88%	3.00%
Pass-through rate	5.74%	8.62%	2.67%
Pass-through margin	1.68%	4.75%	0.26%
Lifetime cap	11.10%	18.00%	6.00%
Original term (months)	361	480	120
Remaining term (months)	336	480	66

Geographic distribution (top 5 states):		Property type:
California	30.0%	Single-family	77.1%
New York	10.7	Condominium	17.7
Colorado	8.6	Other residential	5.2
Florida	7.3
Georgia	5.1	ARM Loan type:
		Traditional ARM loans	2.5%
Occupancy status:		Hybrid ARM loans	97.5
Owner occupied	70.0%
Second home	18.8	ARM interest rate caps:
Investor	11.2	Initial cap on Hybrid ARM loans:
		3.00% or less	6.1%
Documentation type:		3.01%-4.00%	3.6
Full	88.0%	4.01%-5.00%	80.7
Stated income/no ratio	12.0	5.01%-6.00%	7.1

Loan purpose:		Periodic cap on ARM Loans:
Purchase	50.5%	None	1.4%
Cash out refinance	30.1	1.00% or less	0.8
Rate & term refinance	19.4	Over 1.00%	0.3

Unpaid principal balance:		Percent of interest-only loan balances:	93.8%
$417,000 or less	15.3%
$417,001 to $650,000	15.5	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.2
$1,000,001 to $2,000,000	32.0	FICO scores:
$2,000,001 to $3,000,000	8.8	801 and over	5.4%
Over $3,000,000	9.2	751 to 800	45.8
		701 to 750	31.5
Original effective loan-to-value:		651 to 700	15.5
80.01% and over	0.9%	650 or less	1.8
70.01%-80.00%	47.7
60.01%-70.00%	24.2	Weighted average FICO score:	745
50.01%-60.00%	13.0
50.00% or less	14.2

Weighted average effective original loan-to-value:	66.7%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$631,156	$10,016,162	$13,190
Unpaid principal balance	$613,681	$10,358,506	$454
Coupon rate on loans	6.10%	9.13%	2.75%
Pass-through rate	5.80%	8.65%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.75%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	336	467	41

Geographic distribution (top 5 states):		Property type:
California	43.4%	Single-family	83.5%
New York	7.4	Condominium	15.5
Florida	7.0	Other residential	1.0
New Jersey	4.5
Virginia	3.8	ARM Loan type:
		Traditional ARM loans	13.5%
Occupancy status:		Hybrid ARM loans	86.5
Owner occupied	88.4%
Second home	9.4	ARM interest rate caps:
Investor	2.2	Initial cap on Hybrid ARM loans:
		3.00% or less	2.7%
Documentation type:		3.01%-4.00%	0.0
Full	58.9%	4.01%-5.00%	80.8
Stated income/no ratio	41.1	5.01%-6.00%	3.0

Loan purpose:		Periodic cap on ARM Loans:
Purchase	53.0%	None	13.4%
Cash out refinance	27.4	1.00% or less	0.0
Rate & term refinance	19.6	Over 1.00%	0.1

Unpaid principal balance:		Percent of interest-only loan balances:	70.8%
$417,000 or less	12.6%
$417,001 to $650,000	37.2	Weighted average length of remaining interest-only period:	8.9 years
$650,001 to $1,000,000	24.8
$1,000,001 to $2,000,000	13.4	FICO scores:
$2,000,001 to $3,000,000	5.2	801 and over	4.4%
Over $3,000,000	6.8	751 to 800	42.9
		701 to 750	35.4
Original effective loan-to-value:		651 to 700	16.1
80.01% and over	0.6%	650 or less	1.2
70.01%-80.00%	48.2
60.01%-70.00%	26.0	Weighted average FICO score:	744
50.01%-60.00%	12.6
50.00% or less	12.6

Weighted average effective original loan-to-value:	68.0%

As of December 31, 2007 and December 31, 2006, we serviced $14.7 billion and $12.0 billion of our loans, respectively, and had 22,264 and 20,637 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	December 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$1,912,144	5.4%	$2,029,809	3.9%
Six-month LIBOR	2,025,261	5.8	1,222,463	2.4
MTA	1,094,778	3.1	1,965,885	3.8
Other	988,741	2.8	1,495,772	2.9

	6,020,924	17.1	6,713,929	13.0

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	4,474,228	12.7	9,024,562	17.5
Over 3 years – 5 years	3,751,137	10.7	9,260,351	18.0
Over 5 years	20,949,042	59.5	26,548,021	51.5

	29,174,407	82.9	44,832,934	87.0
Allowance for loan losses	(10,791)	(0.0)	(13,908)	(0.0)

	$35,184,540	100.0%	$51,532,955	100.0%

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

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 82.9% of the total ARM portfolio, or $29.2 billion at December 31, 2007, compared to 87.0%, or $44.8 billion as of December 31, 2006. We attempt to manage our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments whose combined Effective Duration is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. However, our Hybrid ARM Assets are financed with short-term borrowings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. As of December 31, 2007, the Net Effective Duration applicable to our Hybrid ARM Assets was approximately 0.69 years while the Net Effective Duration applicable to the ARM portfolio was approximately 0.62 years.

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

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of December 31, 2007 and the balance of these same Hybrid ARM Hedging Instruments as of December 31 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of December 31,
	2007	2008	2009	2010	2011	2012
Swap Agreements:
Balance-guaranteed (1) (3)	$885,928	$336,147	$144,092	$81,648	$47,152	$37,722
Other (2)	7,658,892	5,896,216	1,936,346	2,516,901	2,084,082	1,189,328

	8,544,820	6,232,363	2,080,438	2,598,549	2,131,234	1,227,050

Cap Agreements (1) (3)	630,872	443,359	166,918	203,332	162,666	141,030

	$9,175,692	$6,675,722	$2,247,356	$2,801,881	$2,293,900	$1,368,080

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

Securitization Activity

During 2007, we securitized $6.5 billion of our ARM Loans into five Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to separate bankruptcy-remote legal entities, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $455.2 million of the resulting securities for our ARM Loan portfolio and financed $6.1 billion with third-party investors, thereby providing long-term collateralized financing for these assets which is not subject to margin calls. As of December 31, 2007 and 2006, we held $21.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2007 and 2006, we held $2.2 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in this Form 10-K/A are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

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

Liquidity, Capital Resources and Going Concern

As described in the Explanatory Note on page 4 and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements”, we have substantial doubt as to our ability to continue as a going concern as of December 31, 2007. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity to meet margin calls resulting from changes in the fair market value of our Purchased ARM Assets collateralizing Reverse Repurchase Agreements and the continued availability of financing for our ARM Assets. We had readily available liquidity of approximately $580.0 million at December 31, 2007. Through March 6, 2008, we had received $1.8 billion in margin calls since December 31, 2007 and had satisfied $1.2 billion of those margin calls primarily by using our available liquidity, principal and interest payments and proceeds from the sale of assets. At March 6, 2008, we had outstanding margin calls of $610.0 million which significantly exceeded our available liquidity at that date. Also through March 6, 2008, we had received notices of event of default under Reverse Repurchase Agreements from four different lenders. The aggregate amount of borrowings outstanding with these lenders was $1.8 billion at March 6, 2008. Our Reverse Repurchase Agreements and secured lending arrangements contain cross-default provisions and the related lenders could declare an event of default at any time. We have entered into a temporary agreement with our remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008 while we pursue strategies to increase available liquidity. The lenders have no obligation to extend this agreement.

We are working to meet all of our outstanding margin calls within a timeframe acceptable to our lenders, by either selling portfolio securities, issuing Collateralized Mortgage Debt or raising additional debt or equity capital. Since December 31, 2007 and through March 6, 2008, we have reduced our portfolio of ARM assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed, in order to reduce our exposure to margin calls. The estimated fair value of Purchased ARM Assets and Securitized ARM Loans held at December 31, 2007 still remaining in our portfolio at March 6, 2008 has declined by approximately $1.0 billion. We have also raised $488.0 million in equity capital since December 31, 2007 and are continuing to seek to raise additional capital in order to provide a more stable base of liquidity during what we expect to be difficult market conditions for at least several months.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. At December 31, 2007, we had Unencumbered Assets of $692.4 million, consisting of unpledged ARM Assets, cash and cash equivalents, and other assets. At December 31, 2007, we had readily available liquidity of approximately $580.0 million which represented protection against additional margin calls for up to a 4.5% decrease in the market price of the ARM Assets collateralizing our short-term borrowings. As of December 31, 2007, our portfolio consisted of 96.4% AAA-rated assets and 3.6% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007. In the fourth quarter, margin requirements remained high, financing spreads to LIBOR remained high and the number of finance counterparties for these asset classes remains limited. At December 31, 2007, we had successfully obtained waivers of financial covenants from our warehouse lenders and were able to continue to fund our mortgage loans through February 28, 2008. However, on February 28, 2008, we received a notice of event of default from a Reverse Repurchase Agreement counterparty which caused a default under the cross default provisions of our warehouse financing facilities and we must obtain a waiver from our lenders to reactivate our lending capacity on the warehouse facilities. Also, the commercial paper market for financing AAA-rated securities remains closed to us.

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

At December 31, 2007, we had arrangements to enter into Reverse Repurchase Agreements with 13 different financial institutions and had borrowed funds from all of these firms as of December 31, 2007. In addition, we had obtained committed Reverse Repurchase Agreement financing capacity of $2.25 billion that expires between March and June of 2008, of which $534.5 million was unused at December 31, 2007. We have no unused capacity at March 6, 2008. At December 31, 2007, we had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average effective borrowing rate (before the impact of hedging) of 5.22% and a weighted average remaining term to maturity of 8.6 months.

We also have an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided an alternative way to finance a portion of our ARM portfolio. We issued Asset-backed CP to investors in the form of secured liquidity notes that were recorded as borrowings on our Consolidated Balance Sheets. As of December 31, 2007, we had $400.0 million of Asset-backed CP outstanding with a weighted average interest rate of 5.21% and a weighted average remaining maturity of 48 days. As of February 29, 2008, we had paid all of our commercial paper at maturity; however, on March 3, 2008, we extended the maturity date of the remaining outstanding Asset-Backed CP of $300.0 million to April 14, 2008.

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

As of December 31, 2007, we had two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between April 2008 and December 31, 2008. In addition to our committed borrowing capacity, we had an uncommitted borrowing capacity of $1.0 billion at December 31, 2007. We are currently evaluating additional proposals for increasing our committed borrowing capacity and believe that our current committed borrowing capacity is adequate given our commitments to purchase or originate ARM loans as of December 31, 2007. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of December 31, 2007, we had $453.5 million borrowed against these whole loan financing facilities at an effective cost of 5.42%. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. As of December 31, 2007, we had requested and received waivers of this covenant from each lender for the loss in the third quarter of 2007. We did not receive a waiver from our lenders for the loss in the fourth quarter of 2007 that was the result of the other-than-temporary impairment loss that was reflected as part of the Restatement. In addition, on February 28, 2008, we received a notice of event of default from a Reverse Repurchase Agreement counterparty that caused a default under the cross default provisions of our warehouse financing facilities and we must obtain a waiver from our lenders to reactivate our lending capacity on the warehouse facilities.

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At December 31, 2007, we were operating at an Adjusted Equity-to-Assets Ratio of 13.22%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. See the table below for the calculation of this ratio.

Recourse or marginable debt generally consists of Reverse Repurchase Agreements, Asset-backed CP and whole loan financing facilities. These borrowings are based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis (weighted average maturity of 8 months as of December 31, 2007), need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. Our initial margin requirements averaged approximately 10% at December 31, 2007 for these borrowings due to the changes in the mortgage asset financing markets described in the “Executive Overview” section beginning on page 32, which partially explains why our Adjusted Equity-to-Assets Ratio has increased from a year ago. Our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets.

We use the Adjusted Equity-to-Assets Ratio as a way to measure our capital cushion relative to those recourse borrowings subject to margin call. If market values of ARM Assets decline significantly after December 31, 2007, resulting in margin requirements greater than our approximately $580.0 million readily available liquidity as of December 31, 2007, we could be forced to liquidate ARM Assets, potentially at a loss. As a result of the increase in margin requirements that became effective following August 2007, a decline in the market values of our portfolio as a result of widening spreads on mortgage assets, the decline in the value of our Hedging Instruments as a result of falling swap rates, and a general lack of reasonable financing for below AAA-rated ARM Assets, our Adjusted Equity-to-Assets Ratio had increased to 13.22% as of December 31, 2007 from 8.16% as of December 31, 2006.

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

The following table presents the calculation of our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement:

(dollar amounts in thousands)

	As Restated December 31, 2007	December 31, 2006
Assets	$36,272,361	$52,705,052
Adjustments:
Net unrealized (gain) loss on Purchased ARM Assets recorded in accumulated other comprehensive loss	(22,903)	464,109
Net unrealized loss on Hedging Instruments	49,891	(258,044)
ARM Loans Collateralizing Debt	(21,739,789)	(19,072,563)
Cap Agreements	(67,032)	(112,468)

Adjusted assets	$14,492,528	$33,726,086

Shareholders’ equity	$1,759,734	$2,377,072
Adjustments:
Accumulated other comprehensive loss	172,432	312,048
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	21,246,086	18,704,460
ARM Loans Collateralizing Debt	(21,739,789)	(19,072,563)
Cap Agreements	(67,032)	(112,468)

	(560,735)	(480,571)
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000

Adjusted shareholders’ equity	$1,916,431	$2,753,549

Adjusted Equity-to-Assets Ratio	13.22%	8.16%

GAAP equity-to-assets ratio	4.85%	4.51%

Ratio of historical equity-to-historical assets	4.09%	5.07%

Ratio of long-term equity-to-historical assets	6.82%	6.11%

Total risk-based capital /risk-weighted assets	16.57%	18.09%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it excludes Senior Notes and Subordinated Notes from our equity calculation and includes factors such as unrealized gains and losses on assets and Hedging Instruments deemed to be less important to the long-term operating nature of our business since we do not intend to sell our assets and since the unrealized gains and losses are not permanent impairments of our equity or of these assets and Hedging Instruments. If we did use the GAAP measurement as a basis for our leverage limitation and if our Board of Directors-approved policy limited our GAAP equity-to-assets to a minimum of 8%, our total assets would have been reduced to $22.0 billion instead of the $36.3 billion of assets owned as of December 31, 2007. In part, we are able to carry those additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% to 3% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-historical assets ratio of 4.09% is below the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio.

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

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk-weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Therefore, our risk-based capital ratio of 16.57% tends to be quite high when compared to banking institutions, and well in excess of the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized.”

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

Off-Balance Sheet Commitments

As of December 31, 2007, we had commitments to purchase or originate the following amounts of ARM Assets, net of an estimated fallout of 29.2% (in thousands):

ARM loans – correspondent originations	$227,287
ARM loans – wholesale originations	104,448
ARM loans – direct originations	11,224

$342,959

Contractual Obligations

As of December 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year (3)	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$11,547,354	$9,300,353	$759,000	$1,488,001	$—
Asset-backed CP	400,000	400,000	—	—	—
Collateralized Mortgage Debt (1)	21,246,086	32,307	64,930	126,118	21,022,731
Whole loan financing facilities	453,500	453,500	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$34,191,940	$10,186,160	$823,930	$1,614,119	$21,567,731

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

Results of Operations - 2007 Compared to 2006 and 2005

The table below presents our net (loss) income and Basic EPS and Diluted EPS for the years ended December 31, 2007, 2006 and 2005 (dollar amounts in thousands, except per share data):

	Year ended December 31,
	As Restated 2007	2006	% Change	2005	% Change
Net (loss) income	$(1,545,678)	$297,697	(619.2)%	$282,844	5.3%
Basic and Diluted EPS	$(12,97)	$2.58	(602.7)%	$2.79	(7.5)%

The table below highlights the historical trend in the components of return on average common equity and the 10-year U.S. Treasury average yield during each respective year that is applicable to the computation of the Manager’s performance fee:

Components of Return on Average Common Equity

Year Ended	Net Interest Income/ Equity	G & A Expense (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)	10-Year US Treasury Average Yield	ROE in Excess of 10-Year US Treas. Average Yield
Dec 31, 2005	17.47%	0.78%	1.07%	1.97%	(0.70)%	0.31%	14.04%	4.29%	9.75%
Dec 31, 2006	15.44%	0.92%	1.10%	1.55%	(1.39)%	0.48%	12.78%	4.79%	7.99%
Dec 31, 2007, as Restated	15.86%	0.07%	1.29%	0.89%	91.11%	2.03%	(79.53)%	4.63%	(84.16)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.

(2)	Other includes (gain) loss on ARM Assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE decreased from the year ended 2006 to 2007 primarily due to $676.6 million in other-than-temporary impairment losses, and the sale of $23.6 billion of Purchased ARM Assets at a net loss of $1.1 billion primarily as a result of the market events in the third quarter of 2007 which are more fully discussed in the Executive Overview Section on page 31 of our September 30, 2007 Form 10-Q. ROE declined from 2005 to 2006 primarily due to increased competition for mortgage assets, continued narrowing of mortgage spreads over our cost of funds, a decline in the percent of Hybrid ARMs hedged with fixed rate borrowings as a result of slowing prepayments, increased hedging activity as interest rates rose and the lag in reset dates on our Traditional ARM portfolio compared to the associated financing cost. This ROE decline was partially offset by growing our balance sheet and better utilizing our existing capital base, as well as by the decrease in premium amortization as prepayments slowed from prior years and rising interest rates on our ARM Assets increased the expected yield on our portfolio.

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

As of December 31, 2007, our ARM Loans, including those that we have securitized, but with respect to which we have retained credit loss exposure, accounted for 69.6% of our portfolio of ARM Assets or $24.5 billion.

We perform an analysis of our retained credit loss exposure to develop an allowance for loan losses. The calculation of the allowance for loan losses consists of a delinquent loan reserve for probable losses on specifically identified loans which are greater than 60 days past due and a general reserve for probable losses on the portion of the portfolio that is not significantly past due. We also evaluate our REO assets on a property by property basis. REO is initially recorded at its estimated fair value, with subsequent write-downs through earnings for any impairment of value on the REO properties. At December 31, 2007, our allowance for loan losses as a percent of loans greater than 60 days past due, excluding REO, and gross ARM Loans was 11.9% and 0.1%, respectively, while our loans greater than 60 days past due, excluding REO, as a percentage of ARM Loans was 37 basis points. Our charge-offs and realized losses for 2007 were 3.4% of the balance of loans 60 days or more past due and REO at December 31, 2007.

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

The following is a summary of our allowance for loan loss activity (in thousands):

	2007	2006	2005
Balance at beginning of year	$13,908	$10,749	$9,434
Provision for loan losses	6,728	3,149	1,212
Charge offs to REO	(2,289)	—	—
Realized losses	(786)	—	—
Securitized ARM Loan impairments	(6,775)	—	—
Recoveries	5	10	103

Balance at end of year	$10,791	$13,908	$10,749

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

In 2007, we realized $0.9 million of losses on the securities’ underlying loans, recorded $676.6 million in other-than-temporary impairment losses, and increased our non-accretable discount by $7.5 million for expected future losses. The other-than-temporary impairment losses and non-accretable discount charges are included in the (loss) gain on ARM Assets in our consolidated income statement.

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

The following table highlights the annual trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

Year Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Operating Expenses/ Average Assets
Dec 31, 2005	0.06%	0.11%	0.08%	0.25%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Dec 31, 2007, as Restated	0.05%	0.04%	0.04%	0.13%

The most significant decreases to our operating expenses in 2007 compared to 2006 were the $21.1 million decrease in the expenses associated with our long-term incentive awards caused by the decline in our common stock price and the $17.0 million decrease in performance-based compensation paid to the Manager partially offset by the $936.6 thousand increase in base management fees paid to the Manager. The Manager did not earn any performance-based compensation in the second half of 2007. Our ROE for 2007, which includes the effect of the performance-based fee of $17.7 million, was 79.53% and is down from the ROE for 2006 of 12.78% primarily due to the sale of $23.6 billion of Purchased ARM Assets at a net loss of $1.1 billion and $676.6 million in other-than-temporary impairment losses.

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

As a financial institution that has only U.S.-dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk encompasses liquidity risk and interest rate risk, both of which arise in the normal course of business of a financial institution. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Liquidity, Capital Resources and Going Concern” section beginning on page 46. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income and interest expense. Interest rate risk also includes the risk that changes in interest rates will result in changes in the market value of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years–a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2007. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of December 31, 2007.

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

The prepayment rate on our ARM Assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to amortize the premiums paid for our ARM Assets faster, resulting in a lower yield on our ARM Assets. Additionally, if prepayment proceeds cannot be reinvested in ARM Assets having similar yields to those being replaced, our operations may be adversely affected. Conversely, the prepayment rate on our ARM Assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to amortize the premiums paid for our ARM Assets over a longer time period, resulting in an increased yield on our ARM Assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also rise due to slower prepayments. The combined effect could mitigate other negative effects that rising short-term interest rates might have on earnings.

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

Other Matters

The Code requires that at least 75% of our consolidated tax assets must be Qualified REIT Assets. The Code also requires that we meet a defined annual 75% source of income test and an annual 95% source of income test. As of December 31, 2007, we calculated that we were in compliance with all of these requirements except that the treatment of gains from the termination of Swap Agreements in the third quarter of 2007 is not clear and if such gross income is not qualifying for the 95% gross income test, then we may have failed that test for our 2007 taxable year. For a more complete discussion of this topic, see page 17. We also met all REIT requirements regarding the ownership of capital stock and the distributions of our net income. As of December 31, 2007, we believed that we continue to qualify as a REIT under the provisions of the Code.

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

Reconciliation of Reported Net (Loss) Income to REIT Estimated Taxable Net Income

(In thousands, except per share amounts)

	Year ended December 31,
	As Restated 2007	2006	2005
Net (loss) income available to common shareholders	$(1,586,130)	$286,946	$276,741
Non-deductible capital losses	1,093,050	—	—
Other-than-temporary impairment losses	676,580	—	—
(Gain) loss on purchase loan commitments	(813)	(2,102)	958
Long-term incentive plan expense	(6,641)	3,851	3,458
Payments under long-term incentive plan	(5,850)	(3,095)	(670)
Taxable REIT subsidiary (income) loss	7,612	(808)	(6,073)
Hedging Instruments, net	(19)	(13,761)	3,489
Provision for loan losses, net	14,606	3,349	1,212
Actual credit losses on ARM Assets	(881)	(539)	—
Timing of dividend on Preferred Stock	4,319	1,034	1,929
Other	440	(409)	(527)
REIT estimated taxable net income available to common shareholders	$196,273	$274,466	$280,517
REIT estimated taxable net income available to common shareholders per share	$1.60	$2.47	$2.83

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

The information called for by Item 7A is incorporated by reference from the information in Item 7 under the captions “Interest Rate Risk Management,” beginning on page 43 and “Market Risks” and “Effects of Interest Rate Changes” set forth on pages 57 through 60 in this Form 10-K/A.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the related notes and schedule to the consolidated financial statements, together with the Reports of Independent Registered Public Accounting Firms thereon are set forth on pages F-1 through F-43 in this Form 10-K/A.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm, has issued a combined report related to its audits of our consolidated financial statements as of December 31, 2007 and 2006, and the effectiveness of our internal control over financial reporting as of December 31, 2007, which report appears on page F-3 of our Annual Report on Form 10-K/A.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 7, 2008, we reported that we may not have the ability to hold our Purchased ARM Assets to recovery, and that, accordingly, we had concluded that a material charge for impairment to our Purchased ARM Assets of $427.8 million in gross unrealized losses on Purchased ARM Assets as of December 31, 2007 was required in accordance with generally accepted accounting principles. On March 9, 2008, we determined that we may not have the ability to hold our Securitized ARM Loans to maturity and, accordingly, we have recognized an aggregate impairment charge totaling $676.6 million in gross unrealized losses on our Purchased ARM Assets and Securitized ARM Loans as of December 31, 2007. The impairment charge resulted in a decrease in management and incentive fees payable to our Manager of $5.9 million.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets as of December 31, 2007 (as restated) and 2006;

Consolidated Income Statements for the years ended December 31, 2007 (as restated), 2006 and 2005;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007 (as restated), 2006 and 2005;

Consolidated Statements of Cash Flows for the years ended December 31, 2007 (as restated), 2006 and 2005; and Notes to Consolidated Financial Statements.

2.	Schedules to Consolidated Financial Statements:

Consolidated financial statement schedule, Mortgage Loans on Real Estate (as restated), is included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
10.5

Amended and Restated Securities Sale and Contribution Agreement between Thornburg Mortgage Depositor, L.L.C. and the registrant, dated as of December 28, 2005 (incorporated herein by reference to Exhibit 10.6 filed on January 4, 2006 with the registrant’s current report on Form 8-K) (Commission File No. 001-11914)

21.1	List of Subsidiaries of the registrant

22.1	Notice and Proxy Statement for the Annual Meeting of Shareholders (to be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2007)

23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP

23.2	Consent of Independent Registered Public Accounting Firm - PWC

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC. (Registrant)

Dated: March 9, 2008	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2008	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Garrett Thornburg	Chairman of the Board of Directors, Director	March 9, 2008
Garrett Thornburg

/s/ Larry A. Goldstone	President, Director and Chief Executive Officer	March 9, 2008
Larry A. Goldstone

/s/ Clarence G. Simmons, III	Senior Executive Vice President and Chief Financial Officer	March 9, 2008
Clarence G. Simmons, III

/s/ Anne-Drue M. Anderson	Director	March 9, 2008
Anne-Drue M. Anderson

/s/ David A. Ater	Director	March 9, 2008
David A. Ater

/s/ Eliot R. Cutler	Director	March 9, 2008
Eliot R. Cutler

/s/ Michael B. Jeffers	Director	March 9, 2008
Michael B. Jeffers

/s/ Ike Kalangis	Director	March 9, 2008
Ike Kalangis

/s/ Owen M. Lopez	Director	March 9, 2008
Owen M. Lopez

/s/ Francis I. Mullin III	Director	March 9, 2008
Francis I. Mullin III

/s/ Stuart C. Sherman	Director	March 9, 2008
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thornburg Mortgage, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Thornburg Mortgage, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 2, the Company has restated the accompanying consolidated financial statements as of December 31, 2007, and for the year then ended. The Company has also restated the accompanying financial statement schedule—mortgage loans on real estate.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not have the financial resources as of March 6, 2008 to satisfy margin calls approximating $610 million associated with its reverse repurchase agreements and certain other financial instruments. Failure to satisfy these margin calls is an event of default under the reverse repurchase agreements and triggered cross default provisions in certain of the Company’s financing agreements. These events of default provide the Company’s lenders the discretion to declare the entire unpaid amounts due and payable on demand and to force liquidation of the Company’s assets to satisfy those obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Albuquerque, New Mexico

February 27, 2008, except as to Notes 1, 2, and 13, which are as of March 9, 2008

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

PricewaterhouseCoopers LLP

San Francisco, CA

March 6, 2006

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As Restated December 31, 2007	December 31, 2006
ASSETS

ARM Assets:
Purchased ARM Assets:
ARM securities, net	$10,046,818	$21,504,372
Purchased Securitized Loans, net	647,225	6,806,944

Purchased ARM Assets	10,694,043	28,311,316

ARM Loans:
Securitized ARM Loans, net	2,201,349	2,765,749
ARM Loans Collateralizing Debt, net	21,739,789	19,072,563
ARM loans held for securitization, net	549,359	1,383,327

ARM Loans	24,490,497	23,221,639

ARM Assets	35,184,540	51,532,955
Cash and cash equivalents	149,109	55,159
Restricted cash and cash equivalents	538,505	206,875
Hedging Instruments	17,523	370,512
Accrued interest receivable	190,484	328,206
Other assets	192,200	211,345

	$36,272,361	$52,705,052

LIABILITIES

Reverse Repurchase Agreements	$11,547,354	$20,706,587
Asset-backed CP	400,000	8,906,300
Collateralized Mortgage Debt	21,246,086	18,704,460
Whole loan financing facilities	453,500	947,905
Senior Notes	305,000	305,000
Subordinated Notes	240,000	240,000
Hedging Instruments	123,936	161,615
Payable for securities purchased	—	5,502
Accrued interest payable	90,260	171,852
Dividends payable	47,330	80,442
Accrued expenses and other liabilities	59,161	98,317

	34,512,627	50,327,980

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Preferred Stock: par value $0.01 per share;	832,485	224,968
Common Stock: par value $0.01 per share; 458,585,500 and 487,748,000 shares authorized, respectively; 139,936,000 and 113,775,000 shares issued and outstanding, respectively	1,399	1,138
Additional paid-in-capital	2,896,203	2,477,171
Accumulated other comprehensive loss	(172,432)	(312,048)
Accumulated deficit	(1,797,921)	(14,157)

	1,759,734	2,377,072

	$36,272,361	$52,705,052

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year ended December 31,
	As Restated 2007	2006	2005
Interest income from ARM Assets and cash equivalents	$2,623,503	$2,474,487	$1,511,334
Interest expense on borrowed funds	(2,307,242)	(2,127,803)	(1,166,877)

Net interest income	316,261	346,684	344,457

Servicing income, net	15,074	15,912	11,791
Mortgage services income, net	1,715	622	—
(Loss) gain on ARM Assets, net	(1,776,648)	8,489	8,567
(Loss) gain on Derivatives, net	(16,868)	25,691	6,376

Net non-interest (loss) income	(1,776,727)	50,714	26,734

Provision for loan losses	(6,728)	(3,149)	(1,212)
Management fee	(25,636)	(24,698)	(21,021)
Performance fee	(17,742)	(34,731)	(38,862)
Long-term incentive awards	13,327	(7,812)	(6,447)
Other operating expenses	(31,433)	(29,311)	(20,805)

(Loss) income before provision for income taxes	(1,528,678)	297,697	282,844
Provision for income taxes	(17,000)	—	—

NET (LOSS) INCOME	$(1,545,678)	$297,697	$282,844

Net (loss) income	$(1,545,678)	$297,697	$282,844
Dividends on Preferred Stock	(40,452)	(10,751)	(6,103)

Net (loss) income available to common shareholders	$(1,586,130)	$286,946	$276,741

Basic and Diluted (loss) earnings per common share:
Net (loss) income	$(12.97)	$2.58	$2.79

Average number of common shares outstanding	122,303	111,055	99,187

Dividends declared per common share	$1.61	$2.72	$2.72

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2007

(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings/ (Accumulated Deficit)	Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$—	$919	$1,872,487	$(90,715)	$6,493		$1,789,184
Comprehensive income:
Net income					282,844	$282,844	282,844
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				(360,173)		(360,173)	(360,173)
Hedging Instruments:
Fair value adjustment				303,371		303,371	303,371

Comprehensive income						$226,042

Issuance of Preferred Stock	111,535						111,535
Issuance of Common Stock		129	362,948				363,077
Dividends declared on Preferred Stock					(6,103)		(6,103)
Dividends declared on Common Stock - $2.72 per share					(276,649)		(276,649)

Balance, December 31, 2005	111,535	1,048	2,235,435	(147,517)	6,585		2,207,086
Comprehensive income:
Net income					297,697	$297,697	297,697
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				73,401		73,401	73,401
Hedging Instruments:
Fair value adjustment				(237,932)		(237,932)	(237,932)

Comprehensive income						$133,166

Issuance of Preferred Stock	113,433						113,433
Issuance of Common Stock		90	241,736				241,826
Dividends declared on Preferred Stock					(10,751)		(10,751)
Dividends declared on Common Stock -$2.72 per share					(307,688)		(307,688)

Balance, December 31, 2006	224,968	1,138	2,477,171	(312,048)	(14,157)		2,377,072
Comprehensive loss:
Net loss, as restated					(1,545,678)	$(1,545,678)	(1,545,678)
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment				59,233		59,233	59,233
Other-than-temporary impairment				427,779		427,779	427,779
Hedging Instruments:
Fair value adjustment				(347,396)		(347,396)	(347,396)

Comprehensive loss						$(1,406,062)

Issuance of Preferred Stock	650,716						650,716
Issuance of Common Stock		222	375,872				376,094
Conversion of Preferred Stock to
Common Stock	(43,199)	39	43,160				—
Dividends declared on Preferred Stock					(40,452)		(40,452)
Dividends declared on Common Stock - $1.61 per share					(197,634)		(197,634)

Balance, December 31, 2007, as restated	$832,485	$1,399	$2,896,203	$(172,432)	$(1,797,921)		$1,759,734

See accompanying notes to consolidated financial statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	As Restated 2007	2006	2005
Operating activities:
Net (loss) income	$(1,545,678)	$297,697	$282,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	824	78,165	99,298
Loss (gain) on ARM Assets, net	1,776,648	(8,489)	(8,567)
Loss (gain) on Derivatives, net	16,868	(25,691)	(6,376)
Provision for loan losses	6,728	3,149	1,212
Non-cash interest income	(63,721)	(42,956)	—
Change in assets and liabilities:
Accrued interest receivable	137,722	(97,727)	(112,206)
Other assets	14,857	(68,982)	(104,599)
Accrued interest payable	(81,592)	64,311	63,432
Accrued expenses and other liabilities	(39,156)	21,728	4,352

Net cash provided by operating activities	223,500	221,205	219,390

Investing activities:
ARM securities:
Purchases	(10,296,252)	(7,437,266)	(13,050,467)
Proceeds on sales	12,746,659	1,630,701	1,849,829
Principal payments	3,671,999	4,173,133	5,373,090
Purchased Securitized Loans:
Purchases	—	(933,044)	(4,653,594)
Proceeds on sales	4,602,989	—	—
Principal payments	845,252	1,009,762	1,205,318
Securitized ARM Loans:
Principal payments	270,986	217,704	616,230
ARM Loans Collateralizing Debt:
Principal payments	3,337,183	2,532,323	1,927,916
ARM loans held for securitization:
Purchases and originations	(5,367,523)	(11,641,424)	(6,842,893)
Principal payments	106,678	56,653	36,525

Net cash provided by (used in) investing activities	9,917,971	(10,391,458)	(13,538,046)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(4,014,230)	(2,683,492)	9,141,140
Net (paydowns) borrowings from Asset-backed CP	(8,506,300)	3,916,300	85,000
Collateralized Mortgage Debt borrowings	6,071,311	10,908,713	5,778,697
Collateralized Mortgage Debt paydowns	(3,529,685)	(2,458,587)	(2,169,961)
Net (paydowns) borrowings on whole loan financing facilities	(494,405)	543,078	119,272
Net proceeds from issuance of Subordinated Notes	—	50,000	190,000
Receipts (payments) on eurodollar contracts	2,429	(23,141)	4,087
Proceeds from Common Stock issued, net	376,094	241,826	363,077
Proceeds from Preferred Stock issued, net	650,922	113,546	111,535
Dividends paid	(271,405)	(311,242)	(272,115)
Payment to purchase or terminate Hedging Instruments, net	(622)	(38,924)	(1,225)
Net (increase) decrease in restricted cash	(331,630)	(179,893)	3,755

Net cash (used in) provided by financing activities	(10,047,521)	10,078,184	13,353,262

Net increase (decrease) in cash and cash equivalents	93,950	(92,069)	34,606
Cash and cash equivalents at beginning of year	55,159	147,228	112,622

Cash and cash equivalents at end of year	$149,109	$55,159	$147,228

See additional cash flow disclosures in Note 4 and Note 6.

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

Note 1. Liquidity and Going Concern Uncertainty

The Company has been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The mortgage market, including prime, has been adversely affected by weakening house prices and increasing rates of delinquencies and defaults, which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations.

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s available liquidity to meet margin calls resulting from changes in the fair market value of its Purchased ARM Assets collateralizing Reverse Repurchase Agreements and the continued availability of financing for its ARM Assets.

For the period January 1, 2008 through March 6, 2008, the Company received $1.8 billion in margin calls associated with its Reverse Repurchase Agreements and satisfied $1.2 billion of those margin calls, primarily by using available liquidity, principal and interest payments and proceeds from the sale of assets. As of March 6, 2008, the Company was unable to satisfy margin calls approximating $610 million. Failure to satisfy these margin calls constitutes an event of default under the respective Reverse Repurchase Agreements, thereby providing the transaction counter-party the ability to force the Company to liquidate the collateral underlying the reverse repurchase transaction at the counter-party’s discretion. Further, these events of default triggered cross covenant default provisions in certain of the Company’s financing agreements, thereby providing those lenders the ability to declare events of default. Failure to comply with the restrictive covenants in the Company’s lending agreements provide the lender the discretion to declare the entire unpaid amount due and payable on demand and force liquidation of the Company’s assets to satisfy those obligations, and prohibit further borrowings by the Company under the respective facilities.

At December 31, 2007, the Company had two committed whole loan financing facilities for a total of $600 million and two uncommitted facilities totaling $1.0 billion. Each of the whole loan facilities has a financial covenant requiring profitability in each of the previous four quarters. Due to losses the Company experienced on asset sales during the third quarter of 2007, the Company requested waivers of this covenant from each lender, which were granted. The Company did not receive similar waivers from lenders for the fourth quarter of 2007. Further, on February 28, 2008, a notice of event of default received by the Company from a Reverse Repurchase Agreement counterparty caused a default under the cross default provisions of the whole loan financing facilities and the Company must obtain a waiver from its lenders to reactivate its warehouse facilities.

The Company is working to meet all of its outstanding margin calls within a timeframe acceptable to its lenders, by either selling portfolio securities, issuing Collateralized Mortgage Debt or raising additional debt or equity capital. For the period January 1, 2008 through March 6, 2008, the Company reduced its portfolio of ARM assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed, in order to reduce the Company’s exposure to margin calls. The Company also has raised $488.0 million in equity capital since December 31, 2007, and is continuing to seek to raise additional capital in order to provide a more stable base of liquidity during what the Company expects to be difficult market conditions for at least several months. There can be no assurance that the Company will be successful in securing additional sources of liquidity necessary for it to meet its obligations as they come due.

Through March 6, 2008, the Company had received notices of event of default under Reverse Repurchase Agreements from four different lenders as a result of the Company’s failure to meet margin calls. The aggregate amount of borrowing outstanding with these lenders was $1.8 billion at March 6, 2008. The Company has entered into a temporary syndicate agreement with its remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, while it pursues solutions to its liquidity shortfall. The lenders have no obligation to extend this agreement. The Company’s Reverse Repurchase Agreements and secured lending agreements contain cross default provisions and the related lenders could declare an event of default at any time. Accordingly, the respective lenders, at their discretion, may declare the aforementioned amounts due and payable on demand. The Company’s liquidity and borrowing capacity is insufficient to satisfy these obligations, should the lenders demand repayment. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See note 13 – Subsequent Events.

See Note 13 for Subsequent Events

Note 2. Restatement of Financial Statements

The Company has restated its Consolidated Balance Sheet as of December 31, 2007 and the related Consolidated Income Statement, Statement of Shareholders’ Equity and Statement of Cash Flows for the year ended December 31, 2007 and the related Notes to the Consolidated Financial Statements. As described in Note 1, the Company has substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may not have the ability to hold its Purchased ARM Assets and Securitized ARM Loans to maturity and, accordingly, has recognized an impairment charge totaling $676.6 million in gross unrealized losses on those assets as of December 31, 2007. The impairment charge resulted in a decrease in management and incentive fees of $5.9 million. The following tables set forth the impacts of these restatements on the Company’s financial position, results of operations and cash flows.

Balance sheet impacts

The following table sets forth the effects of the restatement adjustments on the consolidated balance sheet as of December 31, 2007 (in thousands).

	Previously Reported	Increase/ (Decrease)	As Restated
ASSETS
ARM Assets
Purchased ARM Assets	$10,694,043	$—	$10,694,043

ARM Loans:
Securitized ARM Loans, net	2,450,150	(248,801)	2,201,349
ARM Loans Collateralizing Debt, net	21,739,789	—	21,739,789
ARM loans held for securitization, net	549,359	—	549,359

ARM Loans	24,739,298	(248,801)	24,490,497

ARM Assets	35,433,341	(248,801)	35,184,540
Other assets	1,087,821	—	1,087,821

TOTAL ASSETS	$36,521,162	$(248,801)	$36,272,361

LIABILITIES
Accrued Expenses and other liabilities	$65,011	$(5,850)	$59,161
Debt obligations	34,191,940	—	34,191,940
Hedging Instruments and other payables	261,526	—	261,526

TOTAL LIABILITIES	34,518,477	(5,850)	34,512,627

SHAREHOLDERS’ EQUITY
Preferred Stock	832,485	—	832,485
Common Stock	1,399	—	1,399
Additional paid-in-capital	2,896,203	—	2,896,203
Accumulated other comprehensive loss	(600,211)	427,779	(172,432)
Accumulated deficit	(1,127,191)	(670,730)	(1,797,921)

TOTAL SHAREHOLDERS’ EQUITY	2,002,685	(242,951)	1,759,734

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,521,162	$(248,801)	$36,272,361

The following table sets forth the effects of the restatement adjustments on the consolidated income statement and loss per share for the year ended December 31, 2007 (in thousands, except per share data).

	Previously Reported	Change - (Loss) Income	As Restated
Net interest income	$316,261	$—	$316,261

Loss on ARM Assets, net	(1,100,068)	(676,580)	(1,776,648)
Loss on Derivatives, net	(16,868)	—	(16,868)
Other non-interest income	16,789	—	16,789

Net non-interest loss	(1,100,147)	(676,580)	(1,776,727)

Provision for loan losses	(6,728)	—	(6,728)
Management fee	(26,111)	475	(25,636)
Performance fee	(23,117)	5,375	(17,742)
Long-term incentive awards	13,327	—	13,327
Other operating expenses	(31,433)	—	(31,433)

Loss before provision for income taxes	(857,948)	(670,730)	(1,528,678)
Provision for income taxes	(17,000)	—	(17,000)

NET LOSS	$(874,948)	$(670,730)	$(1,545,678)

Net loss	$(874,948)	$(670,730)	$(1,545,678)
Dividends on Preferred Stock	(40,452)	—	(40,452)

Net loss available to common shareholders	$(915,400)	$(670,730)	$(1,586,130)

Basic and Diluted loss per common share	$(7.48)	$(5.49)	$(12.97)

The following table sets forth the effects of the restatement adjustments on the consolidated cash flows for the year ended December 31, 2007 (in thousands).

	Previously Reported	Increase (Decrease)	As Restated
Operating activities
Net loss	$(874,948)	$(670,730)	$(1,545,678)
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Loss on ARM Assets, net	1,100,068	676,580	1,776,648
Other noncash adjustments	(39,301)	—	(39,301)
Changes in assets and liabilities:
Assets	152,579	—	152,579
Accrued interest payable	(81,592)	—	(81,592)
Accrued expenses and other liabilities	(33,306)	(5,850)	(39,156)

Net cash provided by operating activities	223,500	—	223,500
Net cash provided by investing activities	9,917,971	—	9,917,971
Net cash used in financing activities	(10,047,521)	—	(10,047,521)

Net increase in cash and cash equivalents	93,950	—	93,950
Cash and cash equivalents at beginning of year	55,159	—	55,159

Cash and cash equivalents at end of year	$149,109	$—	$149,109

The following table sets forth the effects of the restatement adjustments on the other comprehensive loss for the year ended December 31, 2007 (in thousands).

	Previously Reported	Change - (Loss) Income	As Restated
Net loss	$(874,948)	$(670,730)	$(1,545,678)
Available-for-sale assets:
Fair value adjustment	59,233	—	59,233
Other-than-temporary impairment	—	427,779	427,779
Hedging Instruments:
Fair value adjustment	(347,396)	—	(347,396)

Comprehensive loss	$(1,163,111)	$(242,951)	$(1,406,062)

Notes 3, 4, 9, 11, 13 and 14 to the Consolidated Financial Statements have also been restated to reflect the above restatements.

Note 3. Organization and Significant Accounting Policies

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

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans obtained from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in OCI as a separate component of shareholders’ equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss. Realized gains or losses on the sale of Purchased ARM Assets are recorded in operations at the time of sale and are determined by the difference between net sale proceeds and the amortized cost of the securities.

Purchased Securitized Loans are third-party loan securitizations in which the Company purchased all principal classes of the securitizations, including the subordinated classes. In August 2007, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains the credit risk indicative of holding all of the classes up to the value of the Company’s securities. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. With the sale of the AAA-rated principal classes, none of the Company’s Purchased Securitized Loans at December 31, 2007 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

ARM Loans, excluding Securitized ARM Loans, are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future, and until maturity or payoff. ARM Loans are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, net unrealized gain (loss) on purchase loan commitments and allowance for loan losses. Securitized ARM Loans are designated as held for sale. Securitized ARM Loans are carried at lower of cost or market. In accordance with SFAS 140, Securitized ARM Loans and ARM Loans Collateralizing Debt are accounted for as loans and are not considered investments subject to classification under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Credit risk and allowance for loan losses

The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans, excluding Securitized ARM Loans. The estimate of the allowance is based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. If the credit performance of its ARM Loans is different than expected, the Company adjusts the allowance for loan losses to a level deemed appropriate by management to provide for estimated losses inherent in its ARM Loan portfolio. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan. The Company provides specific allowances for loan losses on loans that are considered to be impaired when a significant permanent decline in value is identified.

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

The Company’s Purchased Securitized Loans include all credit loss classes of third-party ARM loan securitizations. When the Company acquired the classes that were below Investment Grade, the purchase price of those securities generally included a discount for probable credit losses. This discount was recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into earnings over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a reduction in operations.

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

Valuation methods

The fair values of the Company’s Purchased ARM Assets and Securitized ARM Loans are generally based on market prices provided by third-party pricing services or by broker/dealers who make markets in these financial instruments. If the fair value of a Purchased ARM Asset or a Securitized ARM Loan is not reasonably available from a dealer or a third-party pricing service, management estimates the fair value. For securities valued by management, the Company first looks to identify a security in its portfolio for which a third-party market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The third-party market price of the similar security is then used to value the security for which there was no third-party quote, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no third-party quote. The objective is to use the third-party quote as the primary valuation indicator; however, if the Company is unable to identify a similar security in its portfolio, management looks to recent market transactions of similar securities or makes inquiries of broker-dealers that trade similar securities and uses the data obtained to calculate a market price based on a yield or spread target. At December 31, 2007, the Company’s Purchased ARM Assets were valued pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	% of Fair Value to Total ARM Assets
Third-party pricing service	772	$8,085,220	23%
Similar characteristics to a security valued by a third- party pricing service	222	3,283,896	9%
Recent market transactions for similar securities	17	1,533,452	4%

Total	1,011	$12,902,568	36%

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

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in OCI and transferred to earnings as the hedged item affects operations. The ineffective amount of all Hedging Instruments is recognized in operations each quarter. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain predetermined statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively, at which time the fair value is recognized into operations.

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

The Company generally designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments accounted for as cash flow hedges have been recorded in OCI and are reclassified to operations as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to operations. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

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

In those circumstances where a cash flow hedge is terminated, the Company conducts an analysis to determine when the amount in OCI should be reclassified into operations in accordance with SFAS 133. If the original forecasted transaction was determined to be probable not to occur, the net gain or loss in OCI is immediately reclassified into operations. Otherwise, the net gain or loss remains in OCI and is reclassified into operations in the same period or periods during which the hedged forecasted transaction affects operations.

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

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 10. Since inception of the Plan in 2002, the Company has accounted for all awards at fair value on the grant date and recorded subsequent changes in the fair value of the awards in current period operations. The PSRs issued under the Plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock. The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense or a reduction of expense over the vesting period. Dividend-equivalent payments on DERs and vested PSRs are recognized as compensation expense in the period in which they are declared. PSRs generally do not earn a dividend-equivalent until they are vested.

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

Although as described above, the Company may have failed the annual 95% gross income test for its 2007 taxable year, the Company believes that any such failure would be considered due to reasonable cause and not willful neglect. Moreover, the Company’s special tax counsel, in providing the opinion mentioned in the immediately preceding paragraph, has concluded that if the Company is considered to have failed the 95% gross income test for the 2007 taxable year, that such failure will be considered to be due to reasonable cause and not willful neglect such that the failure will not result in the Company’s disqualification as a REIT for the 2007 taxable year. Opinions of counsel are not, however, binding on the Service or the courts. If, notwithstanding the opinion of the Company’s special tax counsel, the Service were to assert that the Company failed the 95% gross income test for the 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, the Company’s status as a REIT would terminate for the 2007 taxable year. The Company would not be eligible to again elect REIT qualification until the 2012 taxable year.

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

Following is information about the computation of the EPS data for the years ended December 31, 2007, 2006 and 2005 (in thousands except per share data):

	Net (Loss) Income	Shares	EPS
2007, as restated
Basic EPS and Diluted EPS, loss available to common shareholders	$(1,586,130)	122,303	$(12.97)

2006
Basic EPS and Diluted EPS, income available to common shareholders	$286,946	111,055	$2.58

2005
Basic EPS and Diluted EPS, income available to common shareholders	$276,741	99,187	$2.79

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

Note 4. ARM Assets

The following table presents the Company’s ARM Assets as of December 31, 2007 and 2006 (in thousands):

December 31, 2007, as restated

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$10,337,148	$721,069	$2,447,793	$21,603,157	$543,934	$35,653,101
Net unamortized premium (discount)	50,226	(6,901)		147,058	5,922	196,305
Other-than-temporary impairment losses	(362,522)	(65,257)	(247,812)	—	—	(675,591)
Allowance for loan losses	—	—	—	(10,426)	(365)	(10,791)
Non-accretable discounts	—	(21,726)	—	—	—	(21,726)
Net unrealized loss on purchase loan commitments	—	—	—	—	(132)	(132)
Principal payment receivable	18,952	151	1,368	—	—	20,471

Amortized cost, net	10,043,804	627,336	2,201,349	21,739,789	549,359	35,161,637
Gross unrealized gains	3,014	19,889	7,176	19,391	5,061	54,531
Gross unrealized losses	—	—	—	(182,096)	(283)	(182,379)

Fair value	$10,046,818	$647,225	$2,208,525	$21,577,084	$554,137	$35,033,789

Carrying value	$10,046,818	$647,225	$2,201,349	$21,739,789	$549,359	$35,184,540

December 31, 2006

	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$21,625,224	$6,896,169	$2,758,658	$18,972,081	$1,364,352	$51,616,484
Net unamortized premium	202,518	59,426	14,734	106,310	20,369	403,357
Allowance for loan losses	—	—	(7,830)	(5,828)	(250)	(13,908)
Non-accretable discounts	—	(15,087)	—	—	—	(15,087)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,144)	(1,144)
Principal payment receivable	7,077	98	187	—	—	7,362

Amortized cost, net	21,834,819	6,940,606	2,765,749	19,072,563	1,383,327	51,997,064
Gross unrealized gains	20,258	4,980	79,653	14,007	1,392	120,290
Gross unrealized losses	(350,705)	(138,642)	(57,489)	(121,395)	(4,806)	(673,037)

Fair value	$21,504,372	$6,806,944	$2,787,913	$18,965,175	$1,379,913	$51,444,317

Carrying value	$21,504,372	$6,806,944	$2,765,749	$19,072,563	$1,383,327	$51,532,955

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

The Company recorded impairment charges to recognize management’s estimate of additional future losses due to credit risk inherent in its Purchased Securitized Loan portfolio of $7.5 million and $214,000 on ARM Assets during the years ended December 31, 2007 and 2006, respectively. The Company also recognized losses of $362.5 million, $65.3 million and $248.8 million at December 31, 2007, in other than temporary impairment charges on its ARM Securities, Purchased Securitized Loans, and Securitized ARM Loans, respectively. The Company’s liquidity position combined with difficult market conditions which have resulted in a significant deterioration of prices of mortgage backed collateral since August 2007 raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may not have the ability to hold its Purchased ARM Assets and Securitized ARM Loans to maturity and, accordingly, has recognized an impairment charge totaling $676.6 million in gross losses on those assets.

During the year ended December 31, 2007, the Company securitized $6.5 billion of ARM Loans into five Collateralized Mortgage Debt securitizations. While TMHL transferred all of the ARM Loans to separate bankruptcy-remote legal entities, on a consolidated basis the Company did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. The Company retained $455.2 million of the resulting securities for its ARM Loan portfolio and financed $6.1 billion with third-party investors, thereby providing long-term collateralized financing for these assets. As of December 31, 2007 and 2006, the Company held $21.7 billion and $19.1 billion, respectively, of ARM Loans Collateralizing Debt. As of December 31, 2007 and 2006, the Company held $2.2 billion and $2.8 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During 2007, the Company did not acquire any Purchased Securitized Loans. Of the $23.6 billion of Purchased ARM Assets sold during 2007, $5.4 billion were Purchased Securitized Loans rated A or better. At December 31, 2007 and 2006, the Company’s Purchased Securitized Loans totaled $647.2 million and $6.8 billion, respectively. These assets were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act at December 31, 2006. Due to the sale of the majority of the AAA-rated principal classes of the Purchased Securitized Loans in August 2007, none of the Purchased Securitized Loans are Qualifying Interests at December 31, 2007. Because the Company purchased all credit loss classes of these securitizations, the Company has credit exposure, up to the value of the Company’s securities on the entire balance of underlying loans which totaled $5.9 billion and $6.8 billion at December 31, 2007 and 2006, respectively. The purchase price of the classes that are less than Investment Grade generally included a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk was treated as a non-accretable discount. As of December 31, 2007, 110 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent, including real estate properties as a result of foreclosure, and had an aggregate balance of $99.2 million. Activity in non-accretable discounts for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$15,087	$11,551	$6,478
Increase for securities purchased	—	3,975	6,589
Increase for expected future losses	7,520	214	—
Realized losses	(912)	(553)	—
Recoveries	31	—	—
Reclassification to accretable discount	—	(100)	(1,516)

Balance at end of year	$21,726	$15,087	$11,551

At December 31, 2007, substantially all of the Company’s available-for-sale securities had contractual maturities in excess of ten years.

The following table shows the gross unrealized losses and fair value of Purchased ARM Assets, aggregated by credit rating and length of time that the 758 individual securities comprising these Purchased ARM Assets had been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

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

Based upon a review of credit ratings, delinquency data and other information, the unrealized loss in the above table is not reflective of credit deterioration. The Company determined that it may not have the ability to hold its Purchased ARM Assets and Securitized ARM Loans until recovery and recorded a $676.6 million other-than-temporary impairment as a loss on ARM Assets in its consolidated income statement as of December 31, 2007. Therefore, unrealized losses have been recognized in its consolidated income statement as of December 31, 2007. At December 31, 2006 the Company had the ability and intent to hold its Purchased ARM Assets until recovery and the unrealized losses were not considered to be other-than-temporary impairments. As presented in Note 9, the net unrealized loss of $464.1 million on Purchased ARM Assets at December 31, 2006, decreased to a net unrealized gain of $22.9 million at December 31, 2007. The net unrealized gain on Hedging Instruments at December 31, 2006, of $152.1 million decreased to a net unrealized loss of $195.3 million at December 31, 2007, for a combined change of an unrealized gain on Purchased ARM Assets and Hedging Instruments of $139.6 million. Of the Company’s sale of $23.6 billion of Purchased ARM Assets during 2007, $21.9 billion was made in response to unprecedented turmoil in the credit markets and the remaining $1.7 billion were sold at a net gain.

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

As of December 31, 2007, the Company owned thirty REO as a result of foreclosing on delinquent loans in the amount of $17.0 million (not included in the table above). Activity in allowance for loan losses for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$13,908	$10,749	$9,434
Provision for loan losses	6,728	3,149	1,212
Charge offs to REO	(2,289)	—	—
Realized losses	(786)	—	—
Securitized ARM Loan impairments	(6,775)
Recoveries	5	10	103

Balance at end of year	$10,791	$13,908	$10,749

The Company believes that its current level of allowance for loan losses is adequate to cover probable losses inherent in the ARM Loan portfolio at December 31, 2007.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 87.5% and 84.8% of ARM Loans at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 4.0% of ARM Assets and accumulated deferred interest totaled $63.7 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

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

Note 5. Hedging Instruments

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

In August 2007, the Company terminated Swap Agreements with a notional balance of $43.8 billion for a net payment of $878,000 with $4.7 million recognized immediately as a gain on Derivatives and $(5.6) million recorded as a charge to OCI. At December 31, 2007, the net unrealized loss recorded in OCI relating to all terminated Swap Agreements totaled $95.7 million. The reclassification of OCI to operations will be recognized as the original hedged transactions impact operations. During the year ended December 31, 2007, the Company reclassified $57.3 million of income into net interest income. During 2008, $56.7 million of losses are expected to be reclassified into net interest income.

In December 2006, the Company terminated and curtailed Swap Agreements with notional balances of $2.7 billion and $1.0 billion. A net unrealized loss was recorded in OCI relating to the termination and curtailment of the Swap Agreements in the amounts of $31.9 million and $6.1 million. The reclassification of OCI to operations will be recognized as the original hedged transactions impact operations. In December 2006, the Company recognized $143,000 of this termination fee into operations.

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

Note 6. Borrowings

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

$11,547,354

See Note 13 for Subsequent Events.

Asset-backed CP

The Company has an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided the Company with an alternative way to finance its High Quality ARM Assets portfolio. The Company issued Asset-backed CP in the form of secured liquidity notes that were collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that the Company either purchased or created through its loan securitization process. As of December 31, 2007 and 2006, the Company had $400.0 million and $8.9 billion, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 5.21% and 5.34%, respectively, and a weighted average remaining maturity of 48 days and 54 days, respectively.

As of December 31, 2007 and 2006, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a market value of $419.3 million and $9.5 billion, respectively.

See Note 13 for Subsequent Events.

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

Whole Loan Financing Facilities

As of December 31, 2007, the Company had two committed whole loan financing facilities with a total borrowing capacity of $600.0 million that expire between April 2008 and December 2008. In addition to this committed borrowing capacity, the Company had an uncommitted borrowing capacity of $1.0 billion at December 31, 2007. The Company is currently evaluating additional proposals for increasing its committed borrowing capacity. The interest rates on these facilities are indexed to one-month LIBOR and reprice accordingly. As of December 31, 2007, the Company had $453.5 million borrowed against these whole loan financing facilities at an effective rate of 5.42%. As of December 31, 2006, the Company had $947.9 million borrowed against these whole loan financing facilities at an effective rate of 5.91%. The amount borrowed on the whole loan financing facilities at December 31, 2007 was collateralized by ARM Loans with a carrying value of $486.1 million. Each of the whole loan financing facilities has a financial covenant requiring profitability in the previous four quarters. Due to the losses the Company experienced on asset sales during the third quarter of 2007, the Company requested waivers of this covenant from each lender, which were granted. As of December 31, 2007, the Company had requested and received waivers of this covenant from each lender for the loss in the third quarter of 2007. See Note 13 for Subsequent Events.

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

Contractual Obligations

As of December 31, 2007, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year (3)	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$11,547,354	$9,300,353	$759,000	$1,488,001	$—
Asset-backed CP	400,000	400,000	—	—	—
Collateralized Mortgage Debt (1)	21,246,086	32,307	64,930	126,118	21,022,731
Whole loan financing facilities	453,500	453,500	—	—	—
Senior Notes	305,000	—	—	—	305,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$34,191,940	$10,186,160	$823,930	$1,614,119	$21,567,731

See Note 13 for Subsequent Events.

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

Note 7. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	As Restated
	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$10,046,818	$10,046,818	$21,504,372	$21,504,372
Purchased Securitized Loans	647,225	647,225	6,806,944	6,806,944
Securitized ARM Loans	2,201,349	2,208,525	2,765,749	2,787,913
ARM Loans Collateralizing Debt	21,739,789	21,577,084	19,072,563	18,965,175
ARM loans held for securitization	549,359	554,137	1,383,327	1,379,913
Hedging Instruments	17,523	17,523	370,512	370,512

Liabilities:
Reverse Repurchase Agreements	$11,547,354	$11,547,354	$20,706,587	$20,706,587
Asset-backed CP	400,000	400,000	8,906,300	8,906,300
Collateralized Mortgage Debt	21,246,086	20,519,546	18,704,460	18,757,845
Whole loan financing facilities	453,500	453,500	947,905	947,905
Senior Notes	305,000	257,725	305,000	305,000
Subordinated Notes	240,000	154,200	240,000	237,300
Hedging Instruments	123,936	123,936	161,615	161,615

As of December 31, 2007 and 2006, the Company had no off-balance sheet credit risk.

Note 8. Common and Preferred Stock

The following table presents the Company’s Preferred Stock at December 31, 2007 and 2006 (in thousands, except per share data):

	December 31, 2007	December 31, 2006
Preferred Stock: par value $0.01 per share;
Series B Cumulative Preferred shares aggregate preference in liquidation $0; 22,000 shares authorized; no shares issued and outstanding	$—	$—
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125 and $133,340 respectively; 7,230,000 shares authorized; 6,525,000 and 5,334,000 shares issued and outstanding, respectively	157,958	128,768
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 5,000,000 shares authorized; 4,000,000 shares issued and outstanding	96,303	96,200
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063 and $0, respectively; 6,162,500 and 0 shares authorized, respectively; 3,162,500 and 0 shares issued and outstanding, respectively	76,172	—
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $529,743 and $0, respectively; 23,000,000 and 0 shares authorized, respectively; 21,190,000 and 0 shares issued and outstanding, respectively	502,052	—

	$832,485	$224,968

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

Note 9. Comprehensive Income (Loss)

Comprehensive (loss) income is composed of net (loss) income and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets	Unrealized gains (losses) on Hedging Instruments	Accumulated other comprehensive loss
Balance, December 31, 2004	$(177,337)	$86,622	$(90,715)
Net change	(360,173)	303,371	(56,802)

Balance, December 31, 2005	(537,510)	389,993	(147,517)
Net change	73,401	(237,932)	(164,531)

Balance, December 31, 2006	(464,109)	152,061	(312,048)
Net change, as restated	487,012	(347,396)	139,616

Balance, December 31, 2007, as restated	$22,903	$(195,335)	$(172,432)

The following table (in thousands) presents the changes for net unrealized holdings (losses) gains and reclassification adjustments in unrealized gain and losses on available-for-sale ARM securities and Hedging Instruments. Reclassification adjustments include amounts recognized in net (loss) income during the current year that had been previously recorded in OCI.

	Year ended December 31,
	As Restated 2007	2006	2005
Unrealized (losses) gains on Purchased ARM Assets:
Net unrealized holdings (losses) gains arising during the year	$(1,040,835)	$73,401	$(351,584)
Reclassification adjustment for net losses (gains) included in income	1,527,847	—	(8,589)

Net change	$487,012	$73,401	$(360,173)

Unrealized (losses) gains on Hedging Instruments:
Net unrealized holdings (losses) gains arising during the year	$(91,325)	$68,749	$311,998
Reclassification adjustment for net gains included in income	(256,071)	(306,681)	(8,627)

Net change	$(347,396)	$(237,932)	$303,371

Note 10. Long-Term Incentive Awards

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

Note 11. Transactions with Affiliates

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

For the years ended December 31, 2007, 2006 and 2005, the Company incurred base management fees of $25.6 million, $24.7 million and $21.0 million, respectively, in accordance with the terms of the Management Agreement. As of December 31, 2007 and 2006, $1.6 million and $2.2 million, respectively, was payable by the Company to the Manager for the base management fee.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred performance-based fees in the amount of $17.7 million, $34.7 million and $38.9 million, respectively. As of December 31, 2007, no amounts were payable by the Company to the Manager for performance-based compensation. As of December 31, 2006, $9.8 million was payable by the Company to the Manager for performance-based compensation.

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

Note 12. Litigation

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

Note 13. Subsequent Events (as restated)

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, paid on February 15, 2008 to shareholders of record on January 31, 2008.

In January 2008, the Company received net proceeds of $230.4 million from the concurrent public offerings of 8,050,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

In January and February of 2008, the Company terminated Swap Agreements which had been qualified under FAS 133 with a total notional amount of $3.0 billion for a net payment of $78.9 million which was recorded in OCI. The reclassification from OCI to operations will be recognized as the original hedged transactions impact operations.

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

Since December 31, 2007 and through March 6, 2008, the Company has reduced its portfolio of ARM assets financed with recourse financing by approximately $4.6 billion, of which $1.9 billion has been permanently financed, in order to reduce its exposure to margin calls. Further declines occurring subsequent to December 31, 2007 in the estimated fair values of Purchased ARM Assets and Securitized ARM Loans held at December 31, 2007 still remaining in the Company’s portfolio are estimated at $1 billion as of March 6, 2008. The impact of this further impairment on the Company’s financial results for the first quarter ending March 31, 2008 from changes in fair value of these exposures subsequent to December 31, 2007 will depend on future market developments and could differ materially from the aggregate estimated declines in fair value noted above.

As of February 29, 2008, the Company had satisfied all of its commercial paper obligations at maturity; however, on March 3, 2008, the Company extended the maturity date of the remaining outstanding Asset-backed CP of $300.0 million to April 14, 2008. Any further extensions would have to be agreed upon by the investors and the Company.

Through March 6, 2008, the Company had received notices of event of default under Reverse Repurchase Agreements from four different lenders as a result of the Company’s failure to meet margin calls. The aggregate amount of borrowing outstanding with these lenders was $1.8 billion at March 6, 2008. The Company has entered into a temporary syndicate agreement with its remaining reverse repurchase agreement counterparties which freezes additional margin calls through Monday, March 10, 2008, while it pursues solutions to its liquidity shortfall. The lenders have no obligation to extend this agreement. The Company’s Reverse Repurchase Agreements and secured lending agreements contain cross default provisions and the related lenders could declare an event of default at any time. Accordingly, the respective lenders, at their discretion, may declare the aforementioned amounts due and payable on demand. The Company’s liquidity and borrowing capacity is insufficient to satisfy these obligations, should the lenders demand repayment.

See Note 1 — Liquidity and Going Concern Uncertainty

Note 14. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations (in thousands, except per share amounts):

	Year Ended December 31, 2007
	As Restated Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$519,949	$621,980	$757,516	$724,058
Interest expense on borrowed funds	(432,782)	(585,829)	(655,253)	(633,378)

Net interest income	87,167	36,151	102,263	90,680

Servicing income, net	2,785	4,125	4,264	3,900
Mortgage services income, net	421	575	625	94
(Loss) gain on ARM Assets	(679,558)	(1,099,246)	308	1,848
Gain (loss) on Derivatives, net	127	(25,271)	1,586	6,690

Net non-interest (loss) income	(676,225)	(1,119,817)	6,783	12,532

Provision for loan losses	(1,868)	(2,628)	(1,376)	(856)
Management fee	(5,865)	(6,183)	(6,963)	(6,624)
Performance fee	—	—	(9,470)	(8,272)
Long-term incentive awards	4,024	15,490	(2,744)	(3,443)
Other operating expenses	(8,127)	(9,192)	(5,094)	(9,020)

(Loss) income before provision for income taxes	(600,894)	(1,086,179)	83,399	74,997
Provision for income taxes	(5,000)	(12,000)	—	—

Net (loss) income	(605,894)	(1,098,179)	83,399	74,997

Net (loss) income available to common shareholders	(605,894)	(1,098,179)	83,399	74,997
Dividends on Preferred Stock	(20,060)	(10,238)	(5,318)	(4,836)

Net (loss) income available to common shareholders	$(625,954)	$(1,108,417)	$78,081	$70,161

Basic (loss) earnings per common share:
Net (loss) income	$(4.74)	$(8.94)	$0.66	$0.62

Average number of common shares outstanding	131,946	123,968	119,007	114,077

Diluted (loss) earnings per common share:
Net (loss) income	$(4.74)	$(8.94)	$0.66	$0.62

Average number of common shares outstanding	131,946	123,968	119,292	114,077

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income from ARM Assets and cash equivalents	$704,017	$667,172	$579,542	$523,756
Interest expense on borrowed funds	(613,329)	(580,037)	(499,302)	(435,135)

Net interest income	90,688	87,135	80,240	88,621

Servicing income, net	4,045	4,227	3,522	4,118
Mortgage services income, net	336	286	—	—
Gain (loss) on sale of ARM Assets	8,703	65	(65)	(214)
Gain on Derivatives, net	4,148	5,926	9,135	6,482

Net non-interest income	17,232	10,504	12,592	10,386

Provision for loan losses	(1,390)	(754)	(505)	(500)
Management fee	(6,456)	(6,402)	(6,037)	(5,803)
Performance fee	(9,849)	(8,654)	(7,165)	(9,063)
Long-term incentive awards	(2,024)	735	(3,203)	(3,320)
Other operating expenses	(7,919)	(7,220)	(6,272)	(7,900)

Net income	80,282	75,344	69,650	72,421
Dividends on Preferred Stock	(3,494)	(2,485)	(2,422)	(2,350)

Net income available to common shareholders	$76,788	$72,859	$67,228	$70,071

Basic and Diluted earnings per common share:
Net income	$0.68	$0.64	$0.61	$0.66

Average number of common shares outstanding	113,616	113,316	110,992	106,243

SCHEDULE – Mortgage Loans on Real Estate (As Restated)

The Company’s whole loan portfolio at December 31, 2007, which consisted only of first mortgages on single-family residential housing, is stratified as follows (dollar amounts in thousands):

Column A			Column B	Column C	Column G	Column H
Description (4)
Range of carrying amounts of mortgages		Number of loans	Interest rate	Maturity date	Carrying amount of mortgages (1) (3)	Principal amount of loans subject to delinquent principal or interest (5)
ARM Loans:
	$0 - 250	787	5.63 - 8.75	06/01/16 - 11/01/46	$112,507	$858
	251 - 500	699	4.00 - 8.38	09/01/17 - 11/01/44	258,132	708
	501 - 750	298	4.38 - 8.50	05/01/22 -05/01/44	178,420	1,151
	751 - 1,000	95	3.13 - 7.88	10/01/22 - 02/01/37	85,228	1,944
	over 1,000	258	5.63 - 9.04	09/01/22 - 11/01/46	736,359	24,367

		2,137			1,370,646	29,028

Hybrid ARM Loans:
	$0 - 250	7,638	2.75 - 9.13	05/01/11 - 10/01/47	1,226,242	2,028
	251 - 500	10,381	3.00 - 7.88	08/01/18 - 09/01/47	4,039,369	10,791
	501 - 750	7,435	3.00 - 7.88	06/01/13 - 08/01/47	4,533,867	9,101
	751 - 1,000	3,930	3.38 - 8.75	09/01/26 - 09/01/47	3,522,991	4,090
	over 1,000	5,604	3.38 - 8.76	09/01/18 - 12/01/33	9,901,769	11,268

		34,988			23,224,238	37,278

Premium					152,980
Other-than-temporary impairment					(247,812)
Allowance for loan losses (2)					(10,791)
Principal payments receivable					1,368
Net unrealized loss on purchase loan commitments					(132)

		37,125			$24,490,497	$66,306

See accompanying Report of Independent Registered Public Accounting Firm on page F-3

Notes:

(1)	Reconciliation of carrying amounts of mortgage loans:

Balance at December 31, 2004	$10,089,001
Additions during 2005:
Loan purchases	6,842,893
Amortization of discount	565
Change in fair value of purchase loan commitments	6,457
Fair value adjustment on loan acquisitions	6,264

6,856,179
Deductions during 2005:
Collections of principal	2,563,062
Allocation of cost of mortgage loans transferred to MSRs	30,661
Change in allowance for loan losses	1,212
Cost of mortgage loans transferred to real estate-owned properties	724

2,595,659

Balance at December 31, 2005	14,349,521
Additions during 2006:
Loan purchases	11,641,424
Fair value adjustment on loan acquisitions	53,936

11,695,360
Deductions during 2006:
Collections of principal	2,806,680
Change in allowance for loan losses	3,149
Amortization of premium	6,005
Change in fair value of purchase loan commitments	7,408

2,823,242

Balance at December 31, 2006	23,221,639
Additions during 2007:
Loan purchases	5,381,437
Deferred interest	44,231
Fair value adjustment on loan acquisitions	(10,713)

5,414,955
Deductions during 2007:
Collections of principal	3,714,846
Other-than-temporary impairment	248,801
Sale of Securitized ARM Loans	135,601
Cost of mortgage loans transferred to real estate-owned properties	15,429
Change in allowance for loan losses	3,658
Amortization of premium	28,774
Change in fair value of purchase loan commitments	(1,012)

4,146,097

Balance at December 31, 2007	$24,490,497

(2)	The provision for losses is based on management’s assessment of probable credit loss based on various factors.

Reconciliation of allowance for loan losses:
Balance at December 31, 2004	$9,434
Provision for loan losses	$1,212
Recoveries	103

Balance at December 31, 2005	10,749
Provision for loan losses	3,149
Recoveries	10

Balance at December 31, 2006	13,908
Provision for loan losses	6,728
Charge offs to REO	(2,289)
Realized losses	(786)
Securitized ARM Loan impairments	(6,775)
Recoveries	5

Balance at December 31, 2007	$10,791

(3)	Cost for Federal income taxes is the same.

(4)	The geographic distribution of the Company’s whole loan portfolio at December 31, 2007 was as follows:

State or Territory	Number of Loans	Carrying Amount
California	9,804	$8,292,086
New York	2,620	2,413,481
Florida	3,308	1,780,250
Colorado	2,435	1,745,535
Georgia	2,407	1,011,352
New Jersey	1,331	886,608
Virginia	1,427	751,531
Connecticut	647	688,132
Illinois	968	551,901
Arizona	1,014	541,478
Massachusetts	727	508,948
North Carolina	929	481,006
South Carolina	975	475,140
Washington	926	464,412
Pennsylvania	745	429,084
Maryland	727	412,695
Texas	738	363,984
Minnesota	686	353,284
New Mexico	748	314,761
Nevada	520	306,012
Other states, less than
520 loans each	3,443	1,823,204
Premium		152,980
Other-than-temporary impairment		(247,812)
Allowance for loan losses		(10,791)
Principal payments receivable		1,368
Change in fair value of purchase loan commitments		(132)

TOTAL	37,125	$24,490,497

(5)	Includes loans delinquent 90 days or more, bankruptcies, and foreclosures.

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Annual Report on Form 10-K/A.

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