Form 10-Q
period 2008-03-31
THORNBURG MORTGAGE INC
filed 2008-06-18
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Common Stock ($.01 par value) 386,917,559 as of June 12, 2008

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$4,978,933	$10,046,818
Purchased Securitized Loans, net	532,830	647,225

Purchased ARM Assets	5,511,763	10,694,043

ARM Loans:
Securitized ARM Loans, net	1,115,417	2,557,961
ARM Loans Collateralizing Debt, net	22,348,641	21,383,177
ARM loans held for securitization, net	71,025	549,359

ARM Loans	23,535,083	24,490,497

ARM Assets	29,046,846	35,184,540
Cash and cash equivalents	212,467	149,109
Restricted cash and cash equivalents	787,883	538,505
Liquidity Reserve Fund	350,000	—
Hedging Instruments	4,890	17,523
Accrued interest receivable	161,660	190,484
Other assets	233,458	192,200

Total assets	$30,797,204	$36,272,361

LIABILITIES
Reverse Repurchase Agreements	$6,175,431	$11,547,354
Asset-backed CP	300,000	400,000
Collateralized Mortgage Debt	22,484,442	21,246,086
Whole loan financing facilities	51,203	453,500
Senior Notes	305,000	305,000
Senior Subordinated Notes	923,021	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	1,121,021	—
Hedging Instruments	18,061	123,936
Payable for securities purchased	45,918	—
Accrued interest payable	86,129	90,260
Dividends payable	—	47,330
Accrued expenses and other liabilities	117,762	59,161

	31,867,988	34,512,627

Preferred Stock: par value $0.01 per share	1,001,589	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred Stock: par value $0.01 per share	—	832,485
Common Stock: par value $0.01 per share; 455,985,785 and 458,585,500 shares authorized, respectively; 171,656,000 and 139,936,000 shares issued and outstanding, respectively	1,716	1,399
Warrants	77,804	—
Additional paid-in-capital	3,251,371	2,896,203
Accumulated other comprehensive loss	(285,216)	(172,432)
Accumulated deficit	(5,118,048)	(1,797,921)

	(2,072,373)	1,759,734

Total liabilities and shareholders’ (deficit) equity	$30,797,204	$36,272,361

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Interest income from ARM Assets and cash equivalents	$533,066	$724,058
Interest expense on borrowed funds	(491,076)	(633,378)

Net interest income	41,990	90,680

Servicing income, net	3,121	3,900
Mortgage services income, net	456	94
(Loss) gain on ARM Assets, net	(2,320,403)	1,848
(Loss) gain on Derivatives, net	(18,510)	6,690
PPA and Additional Warrant Liability charges	(552,583)	—
Senior Subordinated Notes charges	(457,088)	—

Net non-interest (loss) income	(3,345,007)	12,532

Reversal (provision) for loan losses	7,056	(856)
Management fee	(6,000)	(6,624)
Performance fee	—	(8,272)
Long-term incentive awards	9,757	(3,443)
Other operating expenses	(13,060)	(9,020)

(Loss) income before provision for income taxes	(3,305,264)	74,997
Provision for income taxes	(1,170)	—

NET (LOSS) INCOME	$(3,306,434)	$74,997

Net (loss) income	$(3,306,434)	$74,997
Dividends on Preferred Stock	(28,950)	(4,836)

Net (loss) income available to common shareholders	$(3,335,384)	$70,161

Basic and Diluted (loss) earnings per common share:
Net (loss) income	$(20.64)	$0.62

Average number of shares common outstanding	161,609	114,077

Dividends declared per common share	$—	$0.68

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(3,306,434)	$74,997
Other comprehensive loss:
Unrealized gains on securities:
Net unrealized gains arising during the period	5,241	47,575
Reclassification adjustment for net gains included in income	(76)	(1,848)

Net change in unrealized gains on securities	5,165	45,727

Unrealized (losses) gains on Hedging Instruments:
Net unrealized gains (losses) arising during the period	28,643	(71,996)
Reclassification adjustment for net gains included in income	(146,592)	(73,259)

Net change in unrealized losses on Hedging Instruments	(117,949)	(145,255)

Other comprehensive loss	(112,784)	(99,528)

Total comprehensive loss	$(3,419,218)	$(24,531)

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (Unaudited)

Three months ended March 31, 2008 and 2007

(In thousands, except per share data)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings / (Accumulated Deficit)	Total
Balance, December 31, 2006	$224,968	$1,138	$—	$2,477,171	$(312,048)	$(14,157)	$2,377,072
Comprehensive income (loss):
Net income						74,997	74,997
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment					45,727		45,727
Hedging Instruments:
Fair value adjustment					(145,255)		(145,255)
Issuance of Common Stock		18		46,059			46,077
Issuance of Preferred Stock	18,149						18,149
Dividends declared on Preferred Stock						(4,836)	(4,836)

Balance, March 31, 2007	$243,117	$1,156	$—	$2,523,230	$(411,576)	$56,004	$2,411,931

Balance, December 31, 2007	$832,485	$1,399	$—	$2,896,203	$(172,432)	$(1,797,921)	$1,759,734
Comprehensive income (loss):
Net loss						(3,306,434)	(3,306,434)
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment					5,165		5,165
Hedging Instruments:
Fair value adjustment					(117,949)		(117,949)
Issuance of Common Stock		317		318,709			319,026
Issuance of Preferred Stock	169,104						169,104
Issuance of Warrants			77,804				77,804
Capital contribution – Additional Warrants				36,459			36,459
Dividends declared on Preferred Stock						(13,693)	(13,693)
Reclassification to mezzanine financing	(1,001,589)						(1,001,589)

Balance, March 31, 2008	$—	$1,716	$77,804	$3,251,371	$(285,216)	$(5,118,048)	$(2,072,373)

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net (loss) income	$(3,306,434)	$74,997
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	9,210	11,021
Loss (gain) on ARM Assets, net	2,320,403	(1,848)
Loss (gain) on Derivatives, net	18,510	(6,690)
(Reversal) provision for loan losses	(7,056)	856
PPA and Additional Warrant Liability charges	552,583	—
Senior Subordinated Notes charges	457,088	—
Non-cash interest income	(10,643)	(18,705)
Change in assets and liabilities:
Accrued interest receivable	28,824	(19,236)
Other assets	(33,365)	25,238
Accrued interest payable	(4,131)	5,718
Accrued expenses and other liabilities	58,601	(6,633)

Net cash provided by operating activities	83,590	64,718

Investing activities:
ARM securities:
Purchases	(750,412)	(3,824,239)
Proceeds on sales	2,232,369	848,804
Principal payments	417,070	1,047,099
Purchased Securitized Loans:
Proceeds on sales	37,394	—
Principal payments	20,054	304,504
Securitized ARM loans:
Purchases	(470,097)	—
Principal payments	264,821	60,821
ARM Loans Collateralizing Debt:
Principal payments	1,163,885	867,831
ARM loans held for securitization:
Purchases and originations	(548,679)	(1,832,316)
Principal payments	14,756	40,612

Net cash provided by (used in) investing activities	2,381,161	(2,486,884)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(3,910,401)	1,197,827
Net (paydowns) borrowings from Asset-backed CP	(100,000)	315,000
Collateralized Mortgage Debt borrowings	2,786,748	1,400,712
Collateralized Mortgage Debt paydowns	(1,449,128)	(936,062)
Net (paydowns) borrowings on whole loan financing facilities	(402,297)	468,695
Net proceeds from Financing Transaction	1,086,458	—
Payments on eurodollar contracts	—	(1,823)
Proceeds from Common Stock issued, net	319,026	46,077
Proceeds from Preferred Stock issued, net	169,104	18,278
Dividends paid	(61,022)	(81,237)
Payment to purchase or terminate Hedging Instruments, net	(240,503)	525
Net (increase) decrease in restricted cash and Liquidity Reserve Fund	(599,378)	16,171

Net cash (used in) provided by financing activities	(2,401,393)	2,444,163

Net increase in cash and cash equivalents	63,358	21,997
Cash and cash equivalents at beginning of period	149,109	55,159

Cash and cash equivalents at end of period	$212,467	$77,156

See noncash disclosures in Note 4, Note 7 and Note 9.

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these financial statements, Thornburg Mortgage, Inc. and its subsidiaries are referred to as “the Company,” unless specifically stated otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the Consolidated Financial Statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Note 1. Liquidity and Going Concern Uncertainty

The Company has been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The broader mortgage market, including prime mortgage-backed securities and prime mortgage loans, has been adversely affected by weakening house prices, increasing rates of delinquencies and defaults on mortgage loans, and rating agency downgrades of mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. These events have adversely affected the Company despite the fact that the credit performance of the Company’s ARM Assets remains excellent.

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s available liquidity and the continued availability of financing for its ARM Assets.

As of March 6, 2008, the Company did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, the Company had received notices of events of default (all of which were subsequently cured) from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which have been subsequently cured). On March 17, 2008, the Company entered into a 364-day Override Agreement with five of its remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the Override Agreement, haircuts for MBS were specified, the spread to LIBOR of the financing was fixed, margin requirements for the Company’s Reverse Repurchase Agreements were reduced and the counterparties’ right to invoke further margin calls was suspended for 364 days subject to several conditions, one of the most significant of which was that the Company raise $1 billion in new capital.

With the Override Agreement in place, the Company completed a Financing Transaction through the private placement of an aggregate of up to $1.35 billion in principal amount of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and participations in a Principal Participation Agreement on March 31, 2008. (See Note 2 for further discussion of this transaction.) Of the $1.35 billion amount, $200.0 million is currently held in escrow and is not recorded in the accompanying Consolidated Balance Sheets. The rate of interest payable on the Senior Subordinated Notes, the termination of the Principal Participation Agreement and the issuance of additional Senior Subordinated Notes in exchange for the $200.0 million of escrowed funds are dependent upon the following events (the “Escrow Release Conditions”):

(1)	Shareholder approval of a charter amendment to increase the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008 (See Note 16 – Subsequent Events), and

(2)

Completion of a successful Tender Offer for at least 90% of the total outstanding shares of Preferred Stock (which is equivalent to 90% of the aggregate liquidation preference of all outstanding shares of Preferred Stock) and at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by June 30, 2008. Completion of a successful Tender Offer requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock, and

(3)	Issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the $200.0 million in escrowed funds by June 30, 2008.

As a result of the delay in completing the accounting and valuation of the Financing Transaction, and the resulting delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. The Company expects to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Company is seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. The Company may not be able to obtain the required amendments and consents or successfully complete the Tender Offer.

The Company believes that the satisfaction of the Escrow Release Conditions is vital for the Company to resume normalized business operations. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of the Company’s ARM Assets subsequent to the term of the Override Agreement continue to raise substantial doubt about the Company’s ability to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties (See Note 16 – Subsequent Events).

Note 2. Override Agreement and Financing Transaction

Override Agreement

On March 17, 2008, the Company entered into an Override Agreement with five of its six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to the Company. The counterparties to the Override Agreement are not obligated to return to the Company any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the Company’s obligations to the counterparties under the Reverse Repurchase Agreements.

The covenants of the Override Agreement include, but are not limited to, the following:

(1)	the Company receiving proceeds of at least $1 billion of new capital by March 31, 2008,

(2)	the Company’s payment of all unmet margin calls and certain other specified amounts by March 31, 2008 (which totaled $524.5 million),

(3)	the Company establishing and maintaining a Liquidity Reserve Fund of $350.0 million in the manner specified in the Override Agreement,

(4)

the Company’s granting of a security interest to the counterparties to the Override Agreement in (a) the Liquidity Reserve Fund and the Company’s MSRs and (b) the collateral securing the Company’s obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements to secure all of the Company’s obligations to the counterparties to the Override Agreement, whether under the Reverse Repurchase Agreements and the Forward Auction Agreements or otherwise,

(5)	the Company issuing Override Warrants to the counterparties to the Override Agreement,

(6)

the Company not entering into any new transactions under existing, or entering into any new, Reverse Repurchase Agreements, secured lending agreements or Forward Auction Agreements or delivering additional collateral thereunder other than as provided in the Override Agreement,

(7)

the Company suspending its dividend on Common Stock for the term of the Override Agreement, except that the Company may declare a dividend in December 2008 for payment in January 2009 of up to 87% of its taxable income for 2008,

(8)	the Company suspending payment of its dividend on Preferred Stock if the amount in the Liquidity Reserve Fund falls below specified levels,

(9)	the Company’s termination of its Reverse Repurchase Agreements with its sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner, and

(10)	the Company’s reducing its obligations under the Reverse Repurchase Agreements with one of the counterparties to the Override Agreement to a specified level.

The Company believes it was in compliance with all the covenants of the Override Agreement as of June 18, 2008.

The counterparties may terminate the Override Agreement if the Company voluntarily or involuntarily becomes a debtor in a bankruptcy proceeding, there is a Change in Control or it breaches certain of its covenants under the Override Agreement. When the Override Agreement terminates on March 16, 2009, or earlier as described above, the counterparties will again have the right to invoke margin calls and exercise all of their other rights under the Reverse Repurchase Agreements, including repayment, and Forward Auction Agreements.

Financing Transaction

On March 31, 2008, the Company raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. The Company received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account to partially fund the Tender Offer for the Company’s Preferred Stock. The Company used the proceeds to pay all of its then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create the Liquidity Reserve Fund of $350.0 million to provide additional collateral to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims from Reverse Repurchase Agreement counterparties not party to the Override Agreement and, to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. The Company intends to use the remaining proceeds for general working capital to enable the Company to resume normalized business operations.

The Senior Subordinated Notes have an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. The Senior Subordinated Notes mature on March 31, 2015 and are not subject to either optional redemption by the Company or mandatory redemption by the note holders except that, the holders of the Senior Subordinated Notes have the right to require the Company to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis. Upon satisfaction of the Escrow Release Conditions, up to $200.0 million of the funds placed in escrow will be released to the Company and the Company will issue additional Senior Subordinated Notes in an aggregate principal amount of up to $200.0 million to investors who subscribed to the escrow fund up to the amount required to be used in the Tender Offer.

The purchasers of the Senior Subordinated Notes received Initial Warrants on March 31, 2008. All of these Initial Warrants have now been exercised. The Company intends on filing a Common Stock prospectus as soon a practicable in order to remove current trading restrictions on these Initial Warrants. Additionally, the Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Escrow Release Conditions or June 30, 2008. The Initial Warrants and the Escrow Warrants, in the aggregate, are exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis as of April 11, 2008. The Company intends to conduct a Tender Offer for all of its outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of its Common Stock outstanding on a fully diluted basis after successful completion of the Tender Offer (or approximately 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate). The cash portion of the Tender Offer will be partially financed by the escrowed funds and the investors who deposited money into escrow will receive the Escrow Warrants pro rata to their contribution to the escrowed funds used in connection with the Tender Offer. If the Escrow Release Conditions do not occur by June 30, 2008, or if the June 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction. The Tender Offer will be successfully completed if the Company purchases at least 90% of the outstanding shares of Preferred Stock and at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to the Company’s charter to modify the terms of each series of Preferred Stock, including the elimination of dividends on Preferred Stock. Pursuant to the terms of the Financing Transaction, the Company must use its best efforts to successfully complete the Tender Offer but is under no legal obligation to successfully complete the Tender Offer. As a result of the delay in completing the accounting and valuation of the Financing Transaction, and the resulting delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. The Company expects to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Company is seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. The Company may not be able to obtain the required amendments and consents or successfully complete the Tender Offer. Management believes it is more likely than not that the Escrow Release Conditions will be satisfied.

The Company and the investors in the Senior Subordinated Notes have also entered into the Principal Participation Agreement whereby the investors will receive monthly payments in the amount of the principal payments received on the Company’s portfolio of mortgage-backed securities underlying the Override Agreement after deducting principal payments due under the financing agreements that relate to such assets. Investors will be entitled to receive these payments beginning upon the expiration of the Override Agreement on March 16, 2009 and continuing through March 31, 2015. On March 31, 2015, the investors will receive the fair market value of the assets covered by the Principal Participation Agreement after deducting the then outstanding balances of the financings that relate to such assets. The Principal Participation Agreement will terminate upon satisfaction of the Escrow Release Conditions and issuance of the Additional Warrants.

Upon satisfaction of the Escrow Release Conditions, the holders of the interest in the terminated Principal Participation Agreement and the investors that contributed escrowed funds will receive the Additional Warrants.

The Company also entered into a registration rights agreement with the purchasers of the Senior Subordinated Notes. In the event that the conditions of the registration rights agreement are not completed by July 29 2008, the interest rate on the Senior Subordinated Notes will increase by 1% per annum until the conditions are completed.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction over $1.35 billion.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Tender Offer, assuming 100% participation in the Tender Offer, shares of the Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of the Common Stock outstanding on a fully diluted basis.

Accounting for the Override Agreement and the Financing Transaction

The Company determined that the terms of the Override Agreement do not result in a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants issued by the Company to counterparties of the Override Agreement are considered to be consideration paid to the Override Agreement counterparties and the fair value of the Override Warrants of $25.1 million at March 31, 2008 has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties will be amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. The Company has expensed $472,000 for all costs incurred with third parties in connection with the Override Agreement.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 is considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties will be amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis.

The initial $1.15 billion in Financing Transaction proceeds has been allocated to the Senior Subordinated Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and the PPA and Additional Warrant Liability based on the relative fair values of these elements. As of March 31, 2008, $494.4 million was allocated to the Senior Subordinated Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit. The $200.0 million in escrowed funds is not an asset of the Company at March 31, 2008. The Company recorded an asset of $592,500 related to the commitment of the investors to lend up to an additional $200.0 million in exchange for additional Senior Subordinated Notes to be issued by the Company if the Escrow Release Conditions occur.

The PPA and Additional Warrant Liability is required to be marked to market at the end of each period including at March 31, 2008. The adjustment to the PPA and Additional Warrant Liability after the initial allocation referenced above was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability charges in the Consolidated Income Statements. The Company elected the fair value option in accounting for the Senior Subordinated Notes because it believes that it more accurately reflects the economic substance of the transaction at inception and on an ongoing basis. With the passage of time, a cost-based measure would become irrelevant in assessing the Company’s financial performance The Company believes the fair value option provides users of the financial statements with more relevant and understandable information to better assess the Company’s financing costs and opportunities. The difference between the initial allocation and the fair value of the Senior Subordinated Notes of $923.0 million at March 31, 2008 of $428.6 million was recorded as a Senior Subordinated Notes charges in the Consolidated Income Statements. The amortization of the difference between the face amount of the Senior Subordinated Notes of $1.15 billion and the fair value of $923.0 million will be classified as interest expense, along with the accrual of the coupon interest, over the term of the Senior Subordinated Notes. Financing fees allocated to the Senior Subordinated Notes of $26.4 million were written off when the liability was marked to fair value. Financing fees allocated to the PPA and Additional Warrant Liability of $32.1 million have been recorded in the Consolidated Income Statements. The entire balance of $1.0 billion at March 31, 2008 relating to the Company’s outstanding Preferred Stock was reclassified out of Shareholders’ Deficit at March 31, 2008 to reflect the contemplated Tender Offer for these shares.

Note 3. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2007 Annual Report on Form 10-K/A.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMFI, TMHS, TMHL, TMF and Adfitech. TMD, TMCR, TMFI and TMF are qualified REIT subsidiaries and are consolidated with TMA for financial statement and tax reporting purposes. TMHL, Adfitech and TMHS are taxable REIT subsidiaries and are consolidated with TMA for financial statement purposes but are not consolidated with TMA for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. These interim consolidated financial statements reflect an immaterial reclassification in the Company’s prior period financial statements. As of December 31, 2007 the Company presented approximately $360 million held for sale loans in ARM Loans Collateralizing Debt. During the quarter ended March 31, 2008, the Company determined that these amounts would be more appropriately presented in Securitized ARM Loans. The Company has reflected this immaterial reclassification in the March 31, 2008 consolidated financial statements.

Adoption of SFAS 157 – Fair Value Measurement

The Company adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and establishes a fair value hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some financial instruments or in certain market conditions, observable inputs may not be available. For example, beginning in the second half of 2007, certain markets became illiquid, and some key inputs used in valuing certain financial instruments were unobservable. When and if these markets are liquid, the valuation of these financial instruments will use the related observable inputs available at that time from these markets. Certain of the inputs used in valuing the Financing Transaction are not observable, such as the estimated probability of certain events.

The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s consolidated financial statements.

Other accounting changes and other accounting developments

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008. The Company did not elect to measure any of its assets or liabilities at fair value that were not previously valued on that basis, and, therefore, SFAS 159 did not have a material impact on the Company’s consolidated financial statements. The Company has elected to measure the Senior Subordinated Notes issued on March 31, 2008 at fair value.

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts –an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company has elected to offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin 109. Staff Accounting Bulletin 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 became effective for the Company on January 1, 2008. SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income or loss attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for the Company on January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” which is intended to enhance current disclosure to (1) better convey the purpose of derivatives in terms of the risks an entity is intending to manage, (2) provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period, (3) provide information on the potential effect on an entity’s liquidity from using derivatives, and (4) help users of the financial statement locate important information about derivative instruments. SFAS 161 will become effective for the Company on January 1, 2009.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

Restricted cash

Restricted cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less that are held by counterparties as collateral for Reverse Repurchase Agreements and Hedging Instruments. The carrying amount of restricted cash and cash equivalents approximates fair value.

Liquidity Reserve Fund

The Liquidity Reserve Fund was established pursuant to the Override Agreement which requires the Company to establish and maintain a securities account with a market value of $350.0 million in order to provide additional collateral to protect against further deterioration of mortgage-backed securities prices. A portion of the Liquidity Reserve Fund equal to 5% of the principal balance of Reverse Repurchase Agreements subject to the Override Agreement (the Liquidity Maintenance Amount) must be invested in cash, treasuries or agency pass-through securities and up to $200.0 million in market value of mortgage-backed securities issued in connection with the Company’s securitizations, provided that the market value of such securities that are rated below Investment Grade shall not exceed one-third of the Liquidity Maintenance Amount. If the Company fails to maintain the Liquidity Reserve Fund in accordance with the terms of the Override Agreement, the Override Agreement may be terminated. At March 31, 2008, the Liquidity Reserve Fund was entirely invested in cash. Upon termination of the Override Agreement, the Company will no longer be required to maintain the Liquidity Reserve Fund.

ARM assets

The Company’s ARM Assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM Assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans acquired from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses reported in OCI as a separate component of shareholders’ (deficit) equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss in the Consolidated Income Statements. Realized gains or losses on the sale of Purchased ARM Assets are recorded in the Consolidated Income Statements at the time of sale and are determined by the difference between net sale proceeds and the amortized cost, including any previously recognized other-than-temporary impairment, of the securities.

Purchased Securitized Loans are third-party loan securitizations in which the Company initially purchased all principal classes of the securitizations, including the subordinated classes. In August 2007 and March 2008, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains the credit risk indicative of holding all of the classes up to the value of the Company’s securities. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. Due to the sale of certain principal classes in 2007 and 2008, none of the Company’s Purchased Securitized Loans at March 31, 2008 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

ARM Loans Collaterizing Debt are designated as held-for-investment if the Company has the intent and ability to hold them for the foreseeable future or until maturity. ARM Loans classified as held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, and allowance for loan losses in excess of other-than-temporary impairment losses, if any. At March 31, 2008, Securitized ARM Loans and ARM loans held for securitization were classified as held for sale because the Company may not have the ability to hold them until maturity. ARM Loans classified as held for sale are carried at the lower of cost or fair value. Changes in fair value are recognized as valuation allowance adjustments; however, gains are only recognized to the extent the carrying value does not exceed the cost basis. ARM Loans are accounted for as loans in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities, as amended”.

Securitized ARM Loans are loans originated or acquired by the Company, securitized by the Company into sequentially rated classes and financed with the Reverse Repurchase Agreements. ARM Loans Collateralizing Debt are loans originated or acquired by the Company and financed in their entirety on its balance sheet through securitization by the Company into sequentially rated classes. In general, the Company retains the classes that are not AAA-rated which provide credit support for the higher rated classes issued to third-party investors in structured financing arrangements. The principal balance of loans that are equivalent to the par value of these retained classes are presented as Securitized ARM Loans on the Consolidated Balance Sheets.

To clarify the above, the Company classifies the underlying loan collateral equivalent to the securities as Securitized ARM Loans when the securities are financed with Reverse Repurchase Agreements and as ARM Loans Collateralizing Debt when the securities are financed with Collateralized Mortgage Debt. Any impairments related to securities financed with Reverse Repurchase Agreements are reflected as a reduction in the value of Securitized ARM Loans.

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

Interest income on ARM Assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM Assets are amortized through interest income in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For all ARM assets except ARM Loans securitized after December 31, 2007, premiums and discounts are amortized on the “pool” method over the estimated lives of the assets considering the actual and future estimated prepayments and interest rates of the assets using the interest method in determining an effective yield. Estimating future lifetime prepayments and estimating the remaining lives of the Company’s ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives of the ARM Assets could be longer or shorter than the lives estimated by management. Premiums and discounts associated with ARM Loans securitized by the Company after December 31, 2007 are amortized on the “loan level” method which does not consider the impact of possible prepayments. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM Loans designated as held-for-investment, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets,” the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or fair value. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM Loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Consolidated Balance Sheets. The servicing revenue, net of servicing costs, MSR amortization and impairment charges, is recorded as Servicing income, net, in the Consolidated Income Statements.

MSRs are amortized in proportion to, and over the expected period of, the estimated future net servicing income. MSRs are carried at the lower of cost or fair value at the risk strata level and are periodically evaluated for impairment based on fair value, which is determined using a discounted future cash flow model that considers portfolio characteristics and assumptions regarding prepayment speeds, delinquency rates of the serviced loans and other economic factors. Estimating prepayments and estimating the remaining lives of the Company’s ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives could be longer or shorter than the amount estimated by management. For purposes of evaluating and measuring impairment of MSRs, the Company stratifies its portfolio on the basis of predominant risk characteristics, including loan type (Traditional ARM or Hybrid ARM).

Credit risk and reserve for loan losses

As of December 31, 2007, the Company estimated an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. As described in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company may not have the ability to hold its Securitized ARM Loans and ARM loans held for securitization to maturity. Accordingly, the Company has recognized other-than-temporary impairments for all of the unrealized losses in its loan portfolio. Therefore, the fair values presented in the Consolidated Balance Sheets reflect all expected credit losses.

In order to analyze the Company’s expected credit losses, the Company continues to perform an analysis of its delinquent loans. The estimated credit losses are based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. The Company would record an allowance for loan losses if the expected credit losses exceed the amount of losses previously recorded through other-than-temporary impairment or lower of cost or fair value adjustments. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Fair value is based on valuation techniques applied at the date of acquisition, less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the valuation allowance for loan losses. Any subsequent write downs to fair value less cost to sell are recorded in (loss) gain on ARM Assets in the period of the decline in value. Any increase in fair value less cost to sell is recognized as a gain, but not in excess of the cumulative loss previously recognized. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

The Company’s Purchased Securitized Loans include credit loss classes of third-party ARM loan securitizations. When the Company acquired the classes that were below Investment Grade, the purchase price of those securities generally included a discount for probable credit losses. This discount was recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into the Consolidated Income Statements over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a reduction in the Consolidated Income Statements.

Provisions for credit losses, other-than-temporary impairments and charges to record assets at the lower of cost or fair value do not reduce taxable income and thus do not affect the dividends paid by the Company to shareholders in the period the provisions are taken. Actual losses realized by the Company do reduce taxable income in the period the actual loss is realized, thereby affecting taxable income available for distribution and the amount of dividends that may be paid to shareholders for that tax year.

Valuation methods

The Company holds Purchased ARM Assets, Hedging Instruments, the PPA and Additional Warrant Liability and the Senior Subordinated Notes at fair value and Securitized ARM Loans, ARM loans held for securitization and MSRs at the lower of cost or fair value. In total, approximately 22% and 37% of assets, and less than 7% of liabilities, are accounted for at fair value or the lower of cost or fair value as of March 31, 2008 and December 31, 2007, respectively. The decrease is primarily driven by the sale of Purchased ARM Assets in the first quarter of 2008.

When available, the Company generally uses quoted market prices to determine the fair value, and classifies such items within Level 1 of the fair value hierarchy. If quoted market prices are not available, fair value is determined using current market-based or independently sourced market parameters, such as quotes from broker-dealers that make markets in similar financial instruments, interest rates, product type, credit rating, seasoning, duration, prepayment expectations, option volatilities, discounted cash flows and other relevant inputs.

Items valued using such valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Beginning in the second half of 2007, the liquidity crisis has caused some markets to become illiquid, thus reducing the availability of certain observable data used in the valuation models. When or if the liquidity returns to these markets, the valuations will revert to using the related observable inputs.

At March 31, 2008, the fair values (level 3 inputs) for the Company’s Purchased ARM Assets and Securitized ARM Loans were determined pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	% of Fair Value to Total ARM Assets
Market Price Equivalent	717	$4,264,211	14.7%
Similar characteristics to a security with a Market Price Equivalent	153	1,800,924	6.2%
Recent market transactions for similar securities	42	562,045	1.9%

Total	912	$6,627,180	22.8%

The fair value of ARM Loans Collateralizing Debt used for disclosure purposes is estimated by the Company using the same pricing models employed by the Company to determine prices to sell loans in the open market, taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Purchase commitments for originated and purchased loans that will be held for sale generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for securitization, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in (Loss) Gain on Derivatives, net in the Consolidated Income Statements.

The fair value of the PPA and Additional Warrant Liability was determined by probability weighting the mutually exclusive outcomes of the Principal Participation Agreement and the Additional Warrants for the likelihood of the satisfaction of the Escrow Release Conditions. The probability of the satisfaction of the Escrow Release Conditions was determined using a zero return arbitrage model and actual trades of the Company’s Preferred and Common Stock. The fair value of the Principal Participation Agreement is based on the discounted cash flows that are estimated to be paid to the Participants from the principal collected from the assets financed through the Override Agreement once the Override Agreement is terminated. The fair value of the Additional Warrants was derived from the Common Stock price, and reported trades in puts and calls on the Company’s Common Stock which was further reduced for lack of marketability, uncertainty surrounding the timing of issuance and the historical volatility of the Company’s Common Stock.

The fair value of the Senior Subordinated Notes is based on the weighted average price for the reported trades of $500,000 of the Senior Subordinated Notes on April 16 and 17, 2008 adjusted by the change in price of the Company’s Senior Notes between April 16 and 17, 2008 and April 1, 2008. As there were no trades on March 31, 2008, the weighted average price of the actual trades ($0.856 per dollar of par) was reduced by 6.24% (the change in the price of the Senior Notes) to $0.803 to compensate for the observed differences in pricing from April 1, 2008 to the reported trade dates.

The fair value of the PPA and Additional Warrant Liability is based on discounted cash flows, reported trades in puts and calls on the Company’s Common Stock and the Company’s estimate of the likelihood of the satisfaction of the Escrow Release Conditions.

The fair value of the Senior Subordinated Notes is based on the weighted average price for reported trades of the Senior Subordinated Notes.

The fair values of the Company’s Collateralized Mortgage Debt, Senior Notes, Senior Subordinated Notes and Subordinated Notes used for disclosure purposes are based on market values provided by dealers who are familiar with the terms of these instruments.

Due to the inherent uncertainty of securities valued by management, the estimated fair values may differ significantly from values that would have been used had a readily available market for these investments existed, and the differences could be material.

Cash and cash equivalents, restricted cash and cash equivalents, the Liquidity Reserve Fund and interest receivable are reflected in the consolidated financial statements at cost. Other assets, whole loan financing facilities, accrued expenses and other liabilities are generally reflected in the consolidated financial statements at their amortized cost, which approximates their fair value because of the short-term nature of these instruments. Reverse Repurchase Agreements are reflected in the consolidated financial statements at cost, which approximates fair value based on the terms of the Override Agreement. Asset-backed CP is reflected in the consolidated financial statements at cost, which may be different from the fair value of the assets collateralizing the Asset-backed CP obligations.

PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded the PPA and Additional Warrant Liability representing (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement and investors contributing to the escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried at fair value on the Consolidated Balance Sheets and will be marked to market at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability charges in the Consolidated Income Statements.

Hedging Instruments

All of the Company’s Hedging Instruments are carried on the Consolidated Balance Sheets at their fair value as an asset, if their fair value is positive, or as a liability, if their fair value is negative. In general, most of the Company’s Hedging Instruments are designated as cash flow hedges, and the effective amount of change in the fair value of the Derivative is recorded in OCI and transferred to the Consolidated Income Statements as the hedged item affects the Consolidated Income Statements. The ineffective amount of all Hedging Instruments is recognized in the Consolidated Income Statements each period. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain predetermined statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively, at which time the fair value is recognized into the Consolidated Income Statements.

Hybrid ARM Hedging Instruments

The Company may enter into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix, or cap, the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets to attempt to manage the interest rate risk by funding the ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. Pursuant to the terms of the Override Agreement, the Company may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the Company’s Hedging Instruments prices and prices on its mortgage-backed securities, the Company has temporarily suspended its Net Effective Duration policy. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap

Agreements decline such that they are expected to approximately equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments.

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

The Company generally designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments accounted for as cash flow hedges have been recorded in OCI and are reclassified to the Consolidated Income Statements as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to the Consolidated Income Statements. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Consolidated Balance Sheets.

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

In those circumstances where a cash flow hedge is terminated, the Company conducts an analysis to determine when the amount in OCI should be reclassified into the Consolidated Income Statements in accordance with SFAS 133. If the original forecasted transaction was determined to be probable not to occur, the net gain or loss in OCI is immediately reclassified into the Consolidated Income Statements. Otherwise, the net gain or loss remains in OCI and is reclassified into the Consolidated Income Statements in the same period or periods during which the hedged forecasted transaction affects the Consolidated Income Statements.

Pipeline Hedging Instruments

The Company enters into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase correspondent and bulk loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains (losses) on these Pipeline Hedging Instruments are recorded in the Consolidated Income Statements. The net gain (loss) related to Pipeline Hedging Instruments is reflected in (Loss) gain on Derivatives, net, on the Consolidated Income Statements as an offset to the net gain (loss) recorded for the change in fair value of the loan commitments.

Long-term incentive awards

The Company has a long-term incentive plan which is more fully described in Note 11. Since inception of the Plan in 2002, the Company has accounted for all awards at fair value on the grant date and recorded subsequent changes in the fair value of the awards in current period operations. The PSRs issued under the Plan are variable in nature and are settled in cash. The liability for PSRs is measured each period based on the fair value of the Common Stock. The effects of changes in the stock price during the vesting period, generally three years, are recognized as expense or a reduction of expense over the vesting period. Dividend-equivalent payments on DERs and vested PSRs are recognized as compensation expense in the period in which they are declared. PSRs generally do not earn a dividend-equivalent until they are vested.

Preferred Stock

In connection with the Financing Transaction, the Company will conduct a Tender Offer for all of its outstanding shares of Preferred Stock. Therefore, Preferred Stock is not considered permanent equity at March 31, 2008 and has been reflected in the mezzanine section of the Consolidated Balance Sheets.

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income into net income or loss and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133.

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income, stock ownership and distribution tests are met. The Company must (1) distribute at least 85% of its taxable income by the end of each calendar year (or declare the distribution in October, November or December of the calendar year and pay it in January of the succeeding year) and (2) declare dividends of at least 90% of its income by the time it files its tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration.

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

The Company is no longer subject to examination by federal or state taxing authorities for years before 2004. At March 31, 2008, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. The Company does not have any amount accrued for interest and penalties.

In the third quarter of 2007, market conditions forced the Company to dispose of a significant portion of the Company’s portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. Also in the third quarter of 2007, the Company was compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain that is potentially not eligible for exclusion from gross income for the 2007 tax year under the special REIT hedging rule for purposes of the 95% gross income test.

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

The Company’s taxable REIT subsidiaries provide for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Subject to management’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

The provision for income taxes for the quarter ended March 31, 2008 was $1.2 million, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $3.1 million and deferred taxable income of $199,000. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the quarter ended March 31, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximates $288 million. Management has established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at March 31, 2008 as it is not more likely than not that the deferred tax assets will be realized.

As discussed in Note 1, the Company completed a Financing Transaction on March 31, 2008. Terms of the Financing Transaction are dependent upon the Company’s ability to satisfy the Escrow Release Conditions. Characterization of the rights of the Company, on the one hand, and the participants, on the other hand, under the Principal Participation Agreement is not clear for federal income tax purposes. If the Escrow Release Conditions do not occur, then, under the terms of the Principal Participation Agreement, the Company’s rights to certain principal collections on assets owned by the Company that are subject to the Override Agreement would be viewed as having been transferred by the Company to the participants in the Principal Participation Agreement. The Company’s failure to satisfy the Escrow Release Conditions would adversely affect the Company’s ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of the Company’s REIT status.

If its REIT status is terminated, the Company would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with TMHS, TMHL and Adfitech. As a C-Corporation, the Company, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended March 31, 2008. If the Company elected to file a consolidated income tax return, the Company’s income tax provision would include the operations of TMHS, TMHL and Adfitech . The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is not more likely than not that the tax benefits would be realized. Management estimates that if required to be taxed as a C-Corporation in 2008, the potential income tax expense for the first quarter could approximate $10 million - $20 million. Also, as a C-Corporation, the Company would not be subject to the REIT distribution requirement nor the related deductions form taxable income. As such, the Company would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement.

As discussed in Note 2, the Company suspended its dividend on Common Stock for the term of the Override Agreement. However, the Company may declare a dividend in December 2008 for payment in January 2009 of up to 87% of its taxable income for 2008. Applicable tax rules permit distributions paid in 2009 to qualify towards satisfaction of the 2008 90% REIT distribution requirement. The Company has performed a projection of its 2008 taxable income and has determined that it should have the wherewithal to satisfy both (1) the January 2009 distribution as allowed by the Override Agreement and (2) an incremental distribution to be declared by the time the Company files its 2008 tax return and paid no later than the date of the first regular dividend payment after the declaration.

The Company is in compliance with the annual 75% and 95% gross income test for its 2008 taxable year based on operations through March 31, 2008 and expects to maintain compliance through December 31, 2008. Management believes it is more likely than not that the Escrow Release Conditions will be satisfied and that the Principal Participation Agreement will be terminated. (See Note 16, Subsequent Events). As a result of satisfying the Escrow Release Conditions and the Company’s annual asset, income, distribution and stock ownership tests, the Company believes that it is more likely than not that it will qualify to be taxed as a REIT for the year ending December 31, 2008.

(Loss) earnings per share

Basic EPS amounts are computed by dividing net (loss) income (adjusted for dividends on Preferred Stock) by the sum of the weighted average number of common shares outstanding, the weighted average number of shares issuable for the Initial Warrants and the Escrow Warrants and the weighted average number of shares granted and issuable for 46,960,000 of the Override Warrants issued. GAAP requires the inclusion of these Warrants in the calculation of Basic EPS because they are issuable for little or no consideration. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. During the three months ended March 31, 2008, 3,162,500 and 28,600,837 potentially dilutive shares from Series E and Series F Preferred Stock, respectively, were not included in the computation of Diluted EPS because to do so would be anti-dilutive. Additional Warrants for 2,520,705,730 shares of Common Stock were not included in the computation of Basic EPS because the conditions of the contingency (authorization of additional capital stock) had not been satisfied at March 31, 2008. There were no outstanding Common Stock equivalents at March 31, 2007.

Following is information about the computation of the EPS data for the three-month periods ended March 31, 2008 and 2007 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended March 31, 2008
Basic EPS and Diluted EPS, loss available to common shareholders	$(3,335,384)	161,609	$(20.64)

Three Months Ended March 31, 2007
Basic EPS and Diluted EPS, income available to common shareholders	$70,161	114,077	$0.62

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

Note 4. ARM Assets

The following tables present the Company’s ARM Assets as of March 31, 2008 and December 31, 2007 (in thousands):

March 31, 2008	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$6,334,328	$658,741	$1,668,813	$22,436,165	$78,945	$31,176,992
Net unamortized (discount) premium	(1,395,200)	(124,588)	—	(87,524)	659	(1,606,653)
Lower of cost or fair value adjustment	—	—	(306,143)	—	(2,427)	(308,570)
Other-than-temporary impairment losses	—	—	(249,692)	—	—	(249,692)
Non-accretable discounts	—	(26,247)	—	—	—	(26,247)
Net unrealized loss on purchase loan commitments	—	—	—	—	(6,152)	(6,152)
Principal payment receivable	36,045	616	2,439	—	—	39,100

Amortized cost, net	4,975,173	508,522	1,115,417	22,348,641	71,025	29,018,778
Gross unrealized gains	3,760	24,308	2,519	16,059	—	46,646
Gross unrealized losses	—	—	—	(1,107,537)	—	(1,107,537)

Fair value	$4,978,933	$532,830	$1,117,936	$21,257,163	$71,025	$27,957,887

Carrying value	$4,978,933	$532,830	$1,115,417	$22,348,641	$71,025	$29,046,846

December 31, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for securitization	Total
Principal balance outstanding	$10,337,148	$721,069	$2,804,405	$21,246,545	$543,934	$35,653,101
Net unamortized (discount) premium	(312,296)	(72,158)	—	147,058	5,922	(231,474)
Other-than-temporary impairment losses	—	—	(247,812)	—	—	(247,812)
Allowance for loan losses	—	—	—	(10,426)	(365)	(10,791)
Non-accretable discounts	—	(21,726)	—	—	—	(21,726)
Net unrealized loss on purchase loan commitments	—	—	—	—	(132)	(132)
Principal payment receivable	18,952	151	1,368	—	—	20,471

Amortized cost, net	10,043,804	627,336	2,557,961	21,383,177	549,359	35,161,637
Gross unrealized gains	3,014	19,889	7,176	19,391	5,061	54,531
Gross unrealized losses	—	—	—	(182,096)	(283)	(182,379)

Fair value	$10,046,818	$647,225	$2,565,137	$21,220,472	$554,137	$35,033,789

Carrying value	$10,046,818	$647,225	$2,557,961	$21,383,177	$549,359	$35,184,540

(Loss) gain on ARM Assets, net for the quarters ended March 31, 2008 and March 31, 2007 consisted of the following (in thousands):

	2008	2007
(Loss) gain on sale of ARM Assets:
ARM securities	$(650,441)	$1,848
Purchased Securitized Loans	(1,164)	—
Securitized ARM Loans	(126,097)	—

	(777,702)	1,848
Other-than-temporary impairment and lower of cost or fair value charges:
ARM securities	(1,172,613)	—
Purchased Securitized Loans	(60,826)	—
Securitized ARM Loans	(306,143)	—
ARM loans held for securitization	(2,427)	—

	(1,542,009)	—
Loss on sale of REO	(692)	—

Total	$(2,320,403)	$1,848

The Company recorded a net loss of $777.7 million on the sale of $4.3 billion of Purchased ARM Assets, of which $1.6 billion were liquidated in satisfaction of the Company’s indebtedness to several of the Company’s Reverse Repurchase Agreement counterparties, and the permanent financing of $1.7 billion of Securitized ARM Loans during the quarter ended March 31, 2008. The net loss on the assets sold totaled $651.6 million. The Securitized ARM Loans permanently financed had been classified as held for sale at December 31, 2007 and were reclassified to held for investment when they were permanently financed and recorded as ARM Loans Collateralizing Debt. Thus, the difference between the fair value when permanently financed and their recorded value resulted in a net loss of $126.1 million and will be recognized as an adjustment to yield using the interest method. The Company realized a gain of $1.8 million on the sale of $1.3 billion of Purchased ARM Assets during the quarter ended March 31, 2007.

The Company also recorded losses of $1.2 billion and $60.8 million at March 31, 2008, in other than temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively. Losses of $306.1 million and $2.4 million were recognized at March 31, 2008 on the Company’s Securitized ARM Loans and ARM loans held for securitization, respectively, to record those assets at the lower of cost or fair value. The losses enumerated above totaling $1.5 billion are recorded in Loss (Gain) on ARM Assets, net, in the Consolidated Income Statements for the three months ended March 31, 2008. The fair value prices of the ARM Assets used to calculate this loss reflect the prices at which the assets could have been sold on March 31, 2008 and are not meant to equal the Company’s expected credit losses on the ARM assets.

During the quarter ended March 31, 2008, the Company securitized $991.7 million of ARM loans into a Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale and, therefore, did not record any gain or loss in connection with the securitization. The Company retained $134.9 million of the resulting securities for its ARM Loan portfolio and financed $856.8 million with third-party investors, thereby providing long-term collateralized financing for these assets. As of March 31, 2008 and December 31, 2007, the Company held $22.3 billion and $21.4 billion, respectively, of ARM Loans Collateralizing Debt. As of March 31, 2008 and December 31, 2007, the Company held $1.1 billion and $2.6 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the quarter ended March 31, 2008, the Company did not acquire any Purchased Securitized Loans. At March 31, 2008 and December 31, 2007, the Company’s Purchased Securitized Loans totaled $532.8 million and $647.2 million, respectively. Because the Company owns credit loss classes of these securitizations, the Company has credit exposure, up to the value of the Company’s securities, on the entire balance of underlying loans, which totaled $5.7 billion and $5.9 billion at March 31, 2008 and December 31, 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2008, 132 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $135.3 million. The Company recorded impairment charges to recognize management’s estimate of additional future losses due to credit risk inherent in its Purchased Securitized Loan portfolio of $4.2 million and $0 during the three months ended March 31, 2008 and 2007, respectively. Activity in non-accretable discounts for the three month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance at beginning of period	$21,726	$15,087
Recoveries	792	—
Increase for expected future losses	4,225	—
Realized losses	(496)	(9)

Balance at end of period	$26,247	$15,078

At March 31, 2008, substantially all of the Company’s available-for-sale securities had contractual maturities in excess of ten years.

The Company has credit exposure on its ARM Loans. Nonaccrual loans totaling $107.2 million and $66.3 million were outstanding at March 31, 2008 and December 31, 2007, respectively. There were no loans that were 90 days or more past due, based on contractual terms, and still accruing interest at March 31, 2008 and December 31, 2007. The following tables summarize ARM Loan delinquency information as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

March 31, 2008

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	14	$10,941	0.06%		0.04%
90 days or more	10	6,375	0.04		0.02
In bankruptcy and foreclosure	42	25,090	0.14		0.08

	66	42,406	0.24	(1)	0.14

Bulk Acquisitions
60 to 89 days	18	8,931	0.14		0.03
90 days or more	20	17,141	0.26		0.05
In bankruptcy and foreclosure	54	58,579	0.90		0.19

	92	84,651	1.30	(2)	0.27

	158	$127,057	0.52%		0.41%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2007

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	12	$7,360	0.04%		0.02%
90 days or more	6	3,469	0.02		0.01
In bankruptcy and foreclosure	26	17,411	0.10		0.05

	44	28,240	0.16	(1)	0.08

Bulk Acquisitions
60 to 89 days	14	16,829	0.25		0.05
90 days or more	11	8,261	0.12		0.02
In bankruptcy and foreclosure	45	37,165	0.55		0.10

	70	62,255	0.92	(2)	0.17

	114	$90,495	0.37%		0.25%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of March 31, 2008, the Company owned $22.3 million of REO properties as a result of foreclosing on delinquent loans. The 53 REO properties had original loan balances of $30.6 million and a valuation reserve of $8.3 million. During the quarter ended March 31, 2008, the Company realized a net loss of $112,000 on the sale of REO properties and recorded a $580,000 loss to reduce REO properties to their estimated fair value.

Activity in allowance for loan losses for the three month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	March 31, 2008	March 31, 2007
Balance at beginning of the period	$10,791	$13,908
Provision for loan losses	—	856
Charge offs to REO	(3,630)	—
Realized losses	(105)	—
Reversal of allowance for loan losses	(7,056)	—

Balance at end of the period	$—	$14,764

The Company believes that the lower of cost or fair value adjustment and other than temporary impairment losses totaling $555.8 million reflected in its Securitized ARM Loans include all probable credit losses inherent in the ARM Loan portfolio at March 31, 2008, therefore the allowance for loan losses was reduced to $0.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 87.8% and 87.5% of ARM Loans at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 4.2% of ARM Assets and accumulated deferred interest totaled $69.7 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $991.7 million and $1.5 billion of ARM loans during the three months ended March 31, 2008 and 2007, respectively, because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $24.8 million, net of amortization of $1.3 million during the three months ended March 31, 2008, are included in Other Assets on the Consolidated Balance Sheets at March 31, 2008. MSRs of $26.2 million, net of amortization of $5.9 million during 2007, are included in Other Assets on the Consolidated Balance Sheets at December 31, 2007. At March 31, 2008, the approximate fair value of the MSRs of $40.0 million equaled or exceeded their carrying basis in each risk stratum. The Company granted a security interest in the Company’s MSRs to the counterparties to the Override Agreement to secure the Company’s obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements,

As of March 31, 2008, the Company had commitments to purchase or originate the following amounts of ARM loans, net of estimated fallout of 46.2% (in thousands):

ARM loans – correspondent originations	$95,532
ARM loans – wholesale originations	14,534
ARM loans – direct originations	3,978

$114,044

Note 5. PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded a PPA and Additional Warrant Liability of $600.5 million. The value of the PPA and Additional Warrant Liability was determined based on its relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. The PPA and Additional Warrant Liability represents (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement and investors contributing to the escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried at fair value on the Consolidated Balance Sheets and marked to market at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability charges in the Consolidated Income Statements. The adjustment to the PPA and Additional Warrant Liability after the initial allocation was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability charges in the Consolidated Income Statements.

Note 6. Hedging Instruments

Hybrid ARM Hedging Instruments

As of March 31, 2008 and December 31, 2007, the Company was counterparty to Swap Agreements having aggregate notional balances of $851.5 million and $8.0 billion, respectively.

In response to the market dislocations in the first quarter of 2008, the Company terminated all of its Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. The Company paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with a notional balance of $7.0 billion. At March 31, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $211.6 million. For these terminations, the reclassification of OCI to the Consolidated Income Statements will be recognized as the original hedged transactions that are still probable of occurring impact the Consolidated Income Statements. This reclassification totaled $10.3 million in the quarter ended March 31, 2008, and was recorded in interest expense on borrowed funds.

In the quarter ended March 31, 2008, the Company reclassified $13.5 million of OCI to the Consolidated Income Statements, recorded in (Loss) gain on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. The Company also reclassified $1.1 million of OCI to the Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring.

As of March 31, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $293.3 million. In the twelve month period following March 31, 2008 based on the current level of interest rates, $209.1 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Consolidated Income Statements as interest expense.

As of March 31, 2008, the remaining active Swap Agreements had a weighted average maturity of 1.6 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.01% and 4.76% at March 31, 2008 and December 31, 2007, respectively.

The net unrealized loss on active Swap Agreements at March 31, 2008 of $14.1 million included no Swap Agreements with gross unrealized gains and gross unrealized losses of $14.1 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. As of March 31, 2008, the net unrealized loss on active Swap Agreements recorded in OCI totaled a net loss of $14.1 million. In the twelve month period following March 31, 2008 based on the current level of interest rates, $8.0 million of these net unrealized losses are expected to be reclassified into the Consolidated Income Statements as interest expense.

As of March 31, 2008 and December 31, 2007, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $593.2 million and $630.9 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at March 31, 2008 and December 31, 2007 was $345,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $5.7 million and $6.9 million as of March 31, 2008 and December 31, 2007, respectively, are included in OCI. In the twelve month period following March 31, 2008, $3.3 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67%

and average 6.11%. The Cap Agreements had an average maturity of 3.0 years as of March 31, 2008 and will expire between 2008 and 2013.

Interest expense for the quarter ended March 31, 2008 includes net expense related to Hybrid ARM Hedging Instruments of $19.0 million. Interest expense for the same period in 2007 includes net receipts on Hybrid ARM Hedging Instruments of $76.2 million.

Pipeline Hedging Instruments

Purchase commitments for originated and purchased loans that will be held for sale generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company may hedge these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in (Loss) gain on Derivatives, net in the Consolidated Income Statements. There were no Pipeline Hedging Instruments at either March 31, 2008 or December 31, 2007.

(Loss) Gain on Derivatives

The Company recorded a net loss of $18.5 million on Derivatives during the quarter ended March 31, 2008. This loss consisted of a net loss of $4.5 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $13.5 million and a net loss of $489,000 on other Derivative transactions. The Company recorded a net gain of $6.7 million on Derivatives during the same period in 2007. This gain consisted of a net loss of $795,000 on Pipeline Hedging Instruments and a net gain of $820,000 on other Derivative transactions partially offset by a net gain of $6.7 million on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 7. Borrowings

Reverse Repurchase Agreements

As more fully described in Note 2, the Company entered into an Override Agreement on March 17, 2008 with five of its six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, the Company may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral there under other than as provided in the Override Agreement.

In connection with the Override Agreement and the Financing Transaction, the Company has recorded a debt discount related to Reverse Repurchase Agreements totaling $50.7 million at March 31, 2008 which consists of $20.7 million, the value of Override Warrants issued to Reverse Repurchase Agreement counterparties and $30.0 million, the value of the option transferred by the Manager to Reverse Repurchase Agreement counterparties. The debt discount will be amortized over the term of the Override Agreement using the interest method.

As of March 31, 2008, the Company had a principal balance of $5.8 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement and a principal balance of $471.1 million outstanding with a counterparty not party to the Override Agreement, for a total outstanding balance of $6.2 billion. As a condition to the Override Agreement, the Company has agreed to terminate its Reverse Repurchase Agreements with its sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. This condition has been satisfied. (See Note 16 – Subsequent Events.) At March 31, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.36% and a weighted average remaining maturity of 11.7 months. Interest expense on Reverse Repurchase Agreements for the three months ended March 31, 2008, included fees totaling $70.0 million for committed lines ($5.2 million) and the termination of certain Reverse Repurchase Agreements ($64.8 million). As of December 31, 2007, the Company had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.22% and a weighted average remaining maturity of 8.6 months.

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to the Company. The counterparties to the Override Agreement are not obligated to return to the Company any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement.

Asset-backed CP

The Company, through TMCR, a bankruptcy-remote subsidiary of the Company, had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided the Company with an alternative way to finance its High Quality ARM Assets portfolio. The Company issued Asset-backed CP in the form of secured liquidity notes that were rated P-1 by Moody’s Investors Service, F1+ by Fitch Ratings and A-1+ by Standard % Poor’s to money market investors. The notes were collateralized by Agency Securities and AAA-rated, adjustable-rate MBS that the Company either purchased or created through its loan securitization process. As of March 31, 2008 and December 31, 2007, the Company had $300.0 million and $400.0 million, respectively, of Asset-backed CP outstanding with a weighted average interest rate of 3.36% and 5.21%, respectively, and a weighted average remaining maturity of 14 days and 48 days, respectively.

The Company is not a guarantor of the payments on these short term notes and there is no contractual recourse to the Company for the nonpayment of the short-term notes issued under the Asset-backed CP program. The Asset-backed CP program was structured to make TMCR bankruptcy remote from the Company. Therefore, the Agency MBS, the AAA-rated MBS and any other assets of TMCR are the sole source of repayment of the notes.

As of March 31, 2008 and December 31, 2007, these notes were collateralized by AAA-rated MBS from the Company’s ARM Asset portfolio with a market value of $263.2 million and $419.3 million, respectively. The Asset-backed CP program was terminated on April 15, 2008. See Note 16 – Subsequent Events.

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

The following tables present the Collateralized Mortgage Debt and the related Hedging Instruments held by bankruptcy-remote legal entities that were outstanding as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

March 31, 2008

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$2,892,121	3.41%
Capped floating-rate financing (2)	15,386,316	3.41%
Pass-through rate financing	2,729,374	6.14%
Fixed-rate financing (3)	1,476,631	4.56%

Total	$22,484,442	3.82%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $15.4 billion as of March 31, 2008.
(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $851.5 million and fixed-rate financing of $625.1 million as of March 31, 2008.

December 31, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,255,655	5.11%
Capped floating-rate financing (2)	15,779,226	5.11%
Pass-through rate financing	1,975,825	6.36%
Fixed-rate financing (3)	2,235,380	4.68%

Total	$21,246,086	5.18%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $15.8 billion as of December 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $885.9 million and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $701.9 million and fixed-rate financing of $647.6 million as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $22.4 billion and $21.2 billion, respectively. The debt matures between 2033 and 2048 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at March 31, 2008 and December 31, 2007 of approximately 3.5 years.

In connection with its Collateralized Mortgage Debt, the Company structured certain securitization transactions with expected final distribution dates that preceded the final maturity dates of the underlying collateral. Accordingly the Company is obligated to refinance or reissue the Collateralized Mortgage Debt associated with any residual underlying collateral for the remaining life of the collateral at current interest rates. In order to achieve this, the Company issued securities that contained an auction process. Through the auction process, the Company agreed to purchase or cause the purchase of any securities that remained outstanding on the auction date at an amount equal to the certificates’ outstanding principal balance or par. In order to ensure a AAA rating on the highest rated classes of these securities, the Company facilitated an auction agreement between the respective trust and a AAA/AA counterparty, and entered into an offsetting auction agreement between the AAA/AA counterparty and the Company.

With respect to the former, the Company arranged and paid a fee on behalf of certain trusts holding the ARM Loans Collateralizing Mortgage Debt to enter into Forward Auction Agreements with AAA/AA rated counterparties that obligated the Forward Auction Agreement counterparty to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the trusts. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Forward Auction Agreement counterparty. Neither the trusts nor the Forward Auction Agreement counterparties are required to post any margin to collateralize these future obligations. The purpose of these agreements is to ensure to the degree sufficient to obtain a AAA rating on the most senior classes of the securitization that the certificate holders of the Company’s Collateralized Mortgage Debt will be paid in full at the auction date.

In the respective offsetting agreements, the Company has received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction counterparties whereby the Company is obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Company. The Company is required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $483.3 million at March 31, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that the Company bears the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. The Company’s obligation is covered by the Override Agreement and, accordingly, the Company is not exposed to additional requests for collateral on the Forward Auction Agreements during its term. The collateral posted on the Forward Auction Agreements by the Company as of March 31, 2008 (dollars in thousands) is as follows:

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1mo CPR (13%)	Collateral Held by Forward Auction Agreement Counterparties
2008	$4,702,888	$4,512,436	$174,506
2009	3,932,857	3,376,525	199,854
2010	257,520	107,128	31,028
2011	4,171,781	2,477,143	51,530
2012	3,329,525	1,858,382	26,362

Total	$16,394,571	$12,331,614	$483,280

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds and mortgage spreads. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at March 31, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	200	250	300	350	400	450	500
Actual 1 Month (13%)	$300.8	$249.7	$112.9	$(93.5)	$(304.3)	$(515.2)	$(726.1)
15%	286.3	235.6	102.3	(97.3)	(303.8)	(510.4)	(716.9)
20%	254.3	205.0	78.9	(102.5)	(289.5)	(476.6)	(663.6)
25%	226.3	178.4	59.0	(106.2)	(276.0)	(445.7)	(615.4)
30%	201.9	155.4	42.2	(108.6)	(263.0)	(417.4)	(571.8)
35%	180.7	135.6	28.3	(109.8)	(250.6)	(391.5)	(532.3)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average portfolio lifetime CPR estimated on March 31, 2008 was 20.8%. The spreads on prime collateral backed, AAA-rated MBS at March 31, 2008 were at the extreme high end of historical observations and ranged from 350 to 500 BPs. Since March 31, 2008, CPR’s have increased in general and spreads have decreased by between 100 and 150 BPs.

The fees paid by the Company on behalf of the trusts exceed the fees received by the Company from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by the Company are accreted into income on a scheduled basis that results in income and expense recognition that is not consistently offsetting. In the quarter ended March 31, 2008 income recognized on the Forward Auction Agreements totaled $5.6 million and the associated expense totaled $6.3 million.

Whole Loan Financing Facilities

As of March 31, 2008, the Company had $51.2 million outstanding on two whole loan financing facilities at an effective rate of 3.52%. As of December 31, 2007, the Company had $453.5 million borrowed against these whole loan financing facilities at an effective rate of 5.42%. The amount borrowed on the whole loan financing facilities at March 31, 2008 was collateralized by ARM Loans with a carrying value of $58.2 million.

Due to the defaults on Reverse Repurchase Agreements (See Note 1) in March 2008, the Company’s ability to finance additional borrowings under its whole loan financing facilities was suspended. In connection with the Override Agreement, the Company is permitted to obtain whole loan financing of up to $700 million (see Note 16 – Subsequent Events).

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at March 31, 2008 and December 31, 2007. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At March 31, 2008 and December 31, 2007, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.4 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. If, at the end of any quarter, the total unencumbered assets of the Company fall below 125% of the aggregate principal amount of unsecured indebtedness of the Company (the Minimum Unencumbered Asset Amount), the Company will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until the total unencumbered assets of the Company exceeds the Minimum Unencumbered Asset Amount. As of March 31, 2008, the Company was in compliance with all financial and non-financial covenants on its Senior Note obligations, however the untimely filing of the March 31, 2008 consolidated financial statements caused a violation of the non-financial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable the violation will be cured by filing its consolidated financial statements.

As part of the Financing Transaction described in Note 2, the Company entered into a second supplemental indenture and security agreement with respect to the Senior Notes to secure the Senior Notes on a basis senior to the lien provided for the Senior Subordinated Notes. Certain of TMA’s subsidiaries have guaranteed payment of the Senior Notes on a senior basis.

Senior Subordinated Notes

On March 31, 2008, the Company entered into an Indenture with Wilmington Trust Company as Trustee, relating to the Financing Transaction described in Note 2 and the issuance of Senior Subordinated Notes with an initial aggregate principal balance of $1.15 billion. The Senior Subordinated Notes mature on March 31, 2015. The Senior Subordinated Notes have an initial annual interest rate of 18%, payable each March 31 and September 30, which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. An additional $200.0 million was placed in escrow for the purchase by investors of additional Senior Subordinated Notes to be issued if such funds are used to partially fund the Tender Offer. Upon satisfaction of the Escrow Release Conditions and to the extent used in the Tender Offer, up to $200.0 million of the funds placed in escrow will be released to the Company which will issue additional Senior Subordinated Notes with an aggregate principal amount of up to $200.0 million. If the Escrow Release Conditions do not occur by June 30, 2008, or if the June 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction. As a result of the delay in completing the accounting and valuation of the Financing Transaction and the resulting delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these

Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. The Company expects to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Company is seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. The Company may not be able to obtain the required amendments and consents or successfully complete the Tender Offer.

The Senior Subordinated Notes are not subject to either optional redemption by the Company or mandatory redemption by the note holders except that the holders of the Senior Subordinated Notes have the right to require the Company to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company.

The Senior Subordinated Notes with a principal balance of $1.15 billion were initially recorded on the Company’s Consolidated Balance Sheets at their fair value of $494.4 million as of March 31, 2008. The initial balance of the Senior Subordinated Notes was determined based on their relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. The Company elected to carry the Senior Subordinated Notes at fair value of $923.0 million on their Consolidated Balance Sheets and recorded a $428.6 million increase in the fair value of the Senior Subordinated Notes as Senior Subordinated Notes charges in the Consolidated Income Statements for the quarter ended March 31, 2008 in order to reflect the Senior Subordinated Notes at fair value based on reported trades of the Senior Subordinated Notes. The difference between the face amount of the Senior Subordinated Notes of $1.15 billion and their fair value of $923.0 million of $227.0 million will be amortized to interest expense over the term of the Senior Subordinated Notes using the interest method.

The Company’s Senior Subordinated Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. As of March 31, 2008, the Company was in compliance with all financial and non-financial covenants on its Senior Subordinated Note obligations, however the untimely filing of the March 31, 2008 consolidated financial statements caused a violation of the non-financial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable the violation will be cured by filing its consolidated financial statements.

The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at March 31, 2008 and December 31, 2007. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At March 31, 2008 and December 31, 2007, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.4 million and $233.3 million, respectively, and had an effective cost of 7.70%, which reflects the effect of issuance costs. TMHL’s Subordinated Note obligations contain non-financial covenants. As of March 31, 2008, TMHL was in compliance with all non-financial covenants on its Subordinated Note obligations, however the untimely filing of the March 31, 2008 consolidated financial statements caused a violation of the non-financial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable the violation will be cured by filing its consolidated financial statements. There are no financial covenants contained in the Subordinated Note obligations.

Other

The total cash paid for interest was $536.2 million and $620.2 million for the quarters ended March 31, 2008 and 2007, respectively.

Note 8. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$4,978,933	$4,978,933	$10,046,818	$10,046,818
Purchased Securitized Loans	532,830	532,830	647,225	647,225
Securitized ARM Loans	1,115,417	1,117,936	2,557,961	2,565,137
ARM Loans Collateralizing Debt	22,348,641	21,257,163	21,383,177	21,220,472
ARM loans held for securitization	71,025	71,025	549,359	554,137
Hedging Instruments	4,890	4,890	17,523	17,523

Liabilities:
Reverse Repurchase Agreements	$6,175,431	$6,175,431	$11,547,354	$11,547,354
Asset-backed CP	300,000	263,200	400,000	400,000
Collateralized Mortgage Debt	22,484,442	21,648,472	21,246,086	20,519,546
Whole loan financing facilities	51,203	51,203	453,500	453,500
Senior Notes	305,000	188,490	305,000	257,725
Senior Subordinated Notes	923,021	923,021	—	—
Subordinated Notes	240,000	94,560	240,000	154,200
PPA and Additional Warrant Liability	1,121,021	1,121,021	—	—
Hedging Instruments	18,061	18,061	123,936	123,936
Preferred Stock	1,001,589	149,874	—	—

As of March 31, 2008 and December 31, 2007, the Company had no off-balance sheet credit risk.

Note 9. Common Stock, Preferred Stock and Common Stock Warrants

Common Stock and Preferred Stock

In January 2008, the Company received net proceeds of $229.8 million from the concurrent public offerings of 8,050,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

During the three-month period ended March 31, 2008, the Company issued 23,670,224 shares of Common Stock under the DRSPP and received net proceeds of $258.3 million.

The following table presents the Company’s Preferred Stock at March 31, 2008 and December 31, 2007 (in thousands, except per share data):

	March 31, 2008	December 31, 2007
Preferred Stock: par value $0.01 per share;
Series B Cumulative Preferred shares aggregate preference in liquidation $0; 0 and 22,000 shares authorized, respectively; no shares issued and outstanding	$—	$—
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125; 6,525,000 and 7,230,000 shares authorized, respectively; 6,525,000 shares issued and outstanding	157,958	157,958
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 4,000,000 and 5,000,000 shares authorized, respectively; 4,000,000 shares issued and outstanding	96,303	96,303
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063; 3,162,500 and 6,162,500 shares authorized, respectively; 3,162,500 shares issued and outstanding	76,172	76,172
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $758,168 and $529,743, respectively; 30,326,715 and 23,000,000 shares authorized, respectively; 30,326,715 and 21,190,000 shares issued and outstanding, respectively	671,156	502,052

	$1,001,589	$832,485

The following table presents the Company’s dividends paid on Preferred Stock during the three-month periods ended March 31, 2008 and 2007 (in thousands, except per share data):

	2008		2007
	Per Share	Total	Per Share	Total
Series C	$0.50	$544	$0.50	$2,845
Series D	0.49	328	0.49	1,991
Series E (1)	0.47	247	—	—
Series F (2)	0.64	12,574	—	—

		$13,693		$4,836

(1)	Series E Preferred Shares were first issued in June 2007.
(2)	Series F Preferred Shares were first issued in September 2007.

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and the Company did not declare or pay dividends on the Series F Preferred Stock on May 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. The Company has not accrued the cumulative unpaid dividends because they have not been declared as of March 31, 2008. Cumulative unpaid dividends on Preferred Stock totaled $15.3 million at March 31, 2008.

However, the Company has proposed an amendment to modify the terms of each series of Preferred Stock to, among other things, make dividends non-cumulative. The amendment requires approval from the holders of the Company’s voting stock, which was obtained at the annual meeting of shareholders held on June 12, 2008 and from the holders of the Company’s Preferred Stock in connection with the Tender Offer and would have the effect of eliminating any cumulative dividends that have not been declared or paid as of the date such amendment becomes effective. (See Note 16 – Subsequent Events.)

The Company intends to conduct a Tender Offer for all of its outstanding shares of Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, additional shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis. The cash portion of the Tender Offer will be partially financed by up to $200.0 million in funds escrowed in connection with the Financing Transaction. If the Escrow Release Conditions are not satisfied by June 30, 2008, the escrow will terminate and the escrowed funds will be returned to the investors who contributed the escrowed funds and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes. The Tender Offer will be successfully completed if the Company receives valid tenders for at least 90% of the total outstanding shares of Preferred Stock (which is equivalent to 90% of the aggregate liquidation preference of all outstanding shares of Preferred Stock) and at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by June 30, 2008. Completion of a successful Tender Offer requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. Pursuant to the terms of the Financing Transaction, the Company must use its best efforts to successfully complete the Tender Offer. Because the success of the Tender Offer is outside the Company’s control, Preferred Stock is not considered permanent equity as of March 31, 2008 and has been reflected in the mezzanine section of the Consolidated Balance Sheets. As a result of the delay in completing the accounting and valuation of the Financing Transaction and the resulting delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. The Company expects to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Company is seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. The Company may not be able to obtain the required amendments and consents or successfully complete the Tender Offer.

On March 17, 2008, the Company filed a Form S-3ASR, an automatic shelf registration statement of securities of well-known seasoned issuers, with the SEC so that the Company may offer debt securities, equity securities, warrants and shareholder rights from time to time.

Common Stock Warrants

In connection with the Override Agreement and the Financing Transaction described in Note 2, the Company issued or will issue the following Warrants:

(1) Initial Warrants to purchase 168,606,548 shares of Common Stock were issued to the investors in the Financing Transaction on March 31, 2008. Escrow Warrants to purchase an additional 29,322,879 shares of Common Stock were placed in escrow until the earlier of satisfaction of the Escrow Release Conditions or June 30, 2008.

(2) Override Warrants to purchase 46,960,000 shares of Common Stock were issued to counterparties to the Override Agreement on April 1, 2008.

(3) Upon satisfaction of the Escrow Release Conditions, investors who are participants in the terminated Principal Participation Agreement and investors that contributed escrowed funds will receive Additional Warrants such that the Additional Warrants, together with the 168,606,548 Initial Warrants issued on March 31, 2008 and the 29,322,879 Escrow Warrants to be issued out of escrow will be exercisable for shares of Common Stock that will constitute approximately 90% of Common Stock outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company, which is estimated to equal Additional Warrants to purchase approximately 2.5 billion shares of Common Stock. The Additional Warrants will constitute 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Tender Offer, assuming 100% participation in the Tender Offer. As a result of the delay in completing the valuation and accounting for the Financing Transaction, and the resulting delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. The Company expects to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Company is seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. The Company may not be able to obtain the required amendments and consents or successfully complete the Tender Offer.

All of the Warrants are exercisable at a price of $0.01 per share. The Initial Warrants and Override Warrants described in (1) and (2) above have been exercised (See Note 16 – Subsequent Events.) The Override Warrants issued to the counterparties of the Override Agreement expire on April 1, 2013. The Warrants issued to investors in the Financing Transaction expire on March 31, 2015.

The Initial Warrants and the Escrow Warrants were recorded in Shareholders’ Deficit at $55.7 million. The value of the Initial Warrants and the Escrow Warrants was determined based on their relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. The Override Warrants issuable to the counterparties to the Override Agreement were recorded in Shareholders’ Deficit at $25.1 million. The fair value of the option transferred to the Override Agreement counterparties by the Manager was also recorded in Shareholders’ Deficit at $36.5 million.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Tender Offer, assuming 100% participation in the Tender Offer, shares of Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of Common Stock outstanding on a fully diluted basis.

TMHL Adjusted Net Worth Compliance

TMHL is subject to certain net worth requirements established by U.S. Department Housing and Urban Development to maintain its Federal Housing Administration lending certification. At March 31, 2008, TMHL’s adjusted net worth was not sufficient to maintain compliance with the U.S. Department Housing and Urban Development minimum adjusted net worth requirement of at least $250,000. In addition, as of March 31, 2008, TMHL was not in compliance with its annual reporting requirement with U.S. Department Housing and Urban Development. The net worth deficiency and reporting non-compliance could result in TMHL losing its Federal Housing Administration certification, thereby precluding TMHL from originating ARM Loans in certain states that require such certification.

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income or loss and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets (1)	Unrealized gains (losses) on Hedging Instruments (2)	Accumulated other comprehensive loss
Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	45,727	(145,255)	(99,528)

Balance, March 31, 2007	$(418,382)	$6,806	$(411,576)

Balance, December 31, 2007	$22,903	$(195,335)	$(172,432)
Net change	5,165	(117,949)	(112,784)

Balance, March 31, 2008	$28,068	$(313,284)	$(285,216)

(1)

Prior to December 31, 2007, unrealized gains and losses on Purchased ARM Assets were included in OCI. As of December 31, 2007, unrealized losses are realized as impairment charges and unrealized gains are included in OCI.

(2)	At March 31, 2008, the unrealized losses on Hedging Instruments included losses totaling $293.3 million recorded in OCI related to terminated Swap Agreements.

Note 11. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of March 31, 2008, there were 1,549,441 DERs outstanding, all of which were vested, and 1,645,077 PSRs outstanding, of which 1,253,347 were vested. The Company recorded an expense recapture associated with DERs and PSRs of $9.8 million during the quarter ended March 31, 2008. The recapture recorded consists of $11.1 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $685,000 associated with dividend equivalents paid on DERs and PSRs and $626,000 related to the amortization of unvested PSRs. The expense recorded in the first quarter of 2007 consists of $2.0 million associated with dividend equivalents paid on DERs and PSRs, $331,000 related to the amortization of unvested PSRs and $1.1 million resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. To date, the Company has not issued SARs under the Plan.

Pursuant to the terms of the Override Agreement, the Company may not purchase PSRs from participants in the Plan during the term of the Override Agreement.

(See Note 16 – Subsequent Events.)

Note 12. Transactions with Affiliates

The Company is managed externally by the Manager under the terms of the Management Agreement. The Management Agreement, which expires in July 2014, provides for an annual review by the independent directors of the Board of Directors of the Manager’s performance and the reasonableness of the compensation paid to the Manager. If the Company terminates the Management Agreement other than for cause, the Company must pay the Manager a substantial cancellation fee. The Management Agreement also provides that in the event a person or entity obtains more than 20% of Common Stock, there is a change in the majority of the Board of Directors of the Company, the Company is combined with or acquired by another entity, or the Company terminates the Management Agreement other than for cause, the Company is obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

The Manager receives an annual base management fee of 1.39% on the first $300 million of Average Historical Equity, plus 1.02% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.90% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.84% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.79% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.74% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. On March 14, 2008, the Board of Directors authorized a minimum base management fee of $2 million per month for the period January 1, 2008 through April 30, 2008. The Management Agreement was further amended on April 22, 2008. See Note 16 – Subsequent Events.

Each quarter, the Manager may earn a performance-based incentive fee of 20% of the Company’s annualized net income, before performance-based compensation, above an annualized ROE as defined in the Management Agreement equal to the Ten Year U.S. Treasury Rate plus 1%, with the fee limited such that once the Manager has earned a performance fee of $30 million, the performance fee percentage of 20% is reduced by 1% for each additional $5 million earned in performance fees until reaching a performance fee percentage of 15% for any amount greater than $50 million. Pursuant to the terms of the Override Agreement, any incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the Company’s obligations to the counterparties under the Reverse Repurchase Agreements.

The Management Agreement provides for an annual review of the Manager’s performance by the Company’s independent directors. In addition, the Board of Directors reviews the Company’s financial results, policy compliance and strategic direction on a quarterly basis. If the Company terminated the Management Agreement for a reason other than for cause, a substantial cancellation fee would be payable to the Manager. On March 31, 2008, the Company entered into an amendment to the Management Agreement where it was agreed that the Financing Transaction would not constitute an acquisition event within the meaning of such Management Agreement. Furthermore, the parties agreed that the Manager would not receive any performance fee during the term of the Override Agreement. Consequently, the Manager will not be entitled to receive any performance-based compensation until the Override Agreement terminates.

Subject to the limitations set forth below, the Company pays all its operating expenses except those that the Manager is specifically required to pay under the Management Agreement. The operating expenses that the Manager is required to pay include the compensation of personnel who are performing management services for the Manager and the cost of office space, equipment and other overhead-related expenses required in connection with those personnel providing management services for the Manager. The expenses that the Company is required to pay include costs related to the acquisition, disposition, securitization and financing of mortgage loans, the compensation and expenses of operating personnel, marketing expenses, regular legal and auditing fees and expenses, the fees and expenses of its directors, the costs of printing and mailing proxies and reports to shareholders, the fees and expenses of its custodian and the Agent, if any, and the reimbursement of any obligation of the Manager for any New Mexico gross receipts tax liability.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire an aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 is considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties will be amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis.

MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction over $1.35 billion.

So long as MP TMAC LLC (or any other participant in the TMAC Participation) and its affiliates holds 30% of the TMAC Participation (Major Participant), the prior written consent of such participant shall be required before the Manager may enter into, amend, modify, supplement or terminate, or waive any provision under, any material contract of the Manager, including without limitation the Management Agreement, any employment agreement or other contracts relating to employees of the Manager, or other contracts relating to the Company. A Major Participant may request the Manager’s Board of Directors to take any action or refrain from taking any action with respect to any matter pertaining to the Manager, on the one hand, and either the Company or any current or prospective employee, consultant or adviser of the Manager, on the other hand. If the Board of Directors of the Manager (or, as the case may be, the stockholders of the Manager signatories to the TMAC Participation Agreement) shall unreasonably fail to implement such a request in a timely manner, then the Major Participant which made the request shall have the right to elect to designate up to a majority of the members of the Manager’s Board of Directors.

During the quarters ended March 31, 2008 and 2007, the Company paid certain reimbursement expenses of $3.2 million and $3.1 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. As of March 31, 2008 and December 31, 2007, $335,000 and $2.4 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended March 31, 2008 and 2007, the Company incurred base management fees of $6.0 million and $6.6 million, respectively, in accordance with the terms of the Management Agreement. As of March 31, 2008 and December 31, 2007, $673,000 and $1.6 million, respectively, was payable by the Company to the Manager for the base management fee.

For the quarter ended March 31, 2008, the Company did not incur any performance-based fee and no amount was paid to the counterparties of the Override Agreement since the Manager did not earn any fee. For the quarter ended March 31, 2007, the

Company incurred performance-based fees in the amount of $8.3 million. As of March 31, 2008 and December 31, 2007, $0 and $9.8 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of March 31, 2008, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $51.4 million, had a weighted average interest rate of 5.36%, and maturities ranging between 2031 and 2038.

Note 13. Litigation

Securities Class Action Litigation

On May 27, 2008, a consolidated amended complaint (“CAC”), In re Thornburg Mortgage Inc. Securities Litigation, was filed against the Company, certain of the Company’s officers and directors, and the underwriters of some of the Company’s securities offerings. This consolidated proceeding encompasses the actions previously reported as Slater v. Thornburg, Gonsalves v. Thornburg, Smith v. Thornburg Mortgage, Inc., Sedlmyer v. Thornburg Mortgage, Inc., and Snydman v. Thornburg Mortgage, Inc. The CAC alleges that the Company and certain individual defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiffs and the members of the putative class purchased Common Stock at these artificially inflated market prices between April 19, 2007 and March 19, 2008. The CAC also alleges that all defendants are liable under federal securities laws for materially false and misleading statements in the registration statements and prospectuses for the Company’s May 2007, June 2007, September 2007, and January 2008 securities offerings. The CAC seeks unspecified money damages in favor of the putative class of purchasers of the Company’s securities, injunctive relief, restitution, the costs and expenses of the action, and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously. At March 31, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

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

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes the allegations are without merit, and intends to defend itself vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly. At March 31, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

Note 14. Fair Value (SFAS 157 and SFAS 159)

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting and define fair value, expand disclosure requirements around fair value and establish a fair value hierarchy. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price.

Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. Upon initial adoption, the Company did not elect to value any of its assets or liabilities at fair value that were not previously valued on that basis. After initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsiderations events occur. The fair value election may not be revoked once an election is made.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

Determination of Fair Value

The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value.

When available, the Company generally uses quoted market prices to determine the fair value, and classifies such items within Level 1 of the fair value hierarchy. If quoted market prices are not available, fair value is determined using current market-based or independently sourced market parameters, such as quotes from broker-dealers that make markets in similar financial instruments, interest rates, product type, credit rating, seasoning, duration, prepayment expectations, option volatilities, discounted cash flows and other relevant inputs.

Items valued using such valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, and the key inputs to those models, as well as any significant assumptions.

Purchased ARM Assets and Securitized ARM Loans

For Purchased ARM Assets and Securitized ARM Loans which consist of mortgage-backed securities that are traded over-the-counter, fair value generally is based upon quoted market prices or Market Price Equivalents both of which use, where possible, current market-based or independently sourced market parameters, such as quotes from broker-dealers that make markets in similar financial instruments, interest rates, product type, credit rating, seasoning, duration, prepayment expectations, option volatilities, discounted cash flows and other relevant inputs.

For securities valued by management, the Company first looks to identify a security in its portfolio for which a quoted market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning, duration and prepayment expectations. The quoted market price of the similar security is then used to value the security for which there was no quoted market price, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no quoted market price. The objective is to use the quoted market price as the primary valuation indicator; however, if the Company is unable to identify a similar security in its portfolio, management looks to recent market transactions of similar securities or makes inquiries of broker-dealers that trade similar securities and uses the data obtained to calculate a Market Price Equivalent based on a yield or spread target.

Items valued using quoted market prices are classified according to the lowest level input or value driver that is significant to the valuation. Purchased ARM Assets and Securitized ARM Loans priced using the methods described above are generally classified as Level 3. However, when less liquidity exists for a security, a quoted market price is stale or prices from independent sources vary, a security is generally classified as Level 3. As a result of the severe reduction in the level of activity in the relevant market beginning in the second half of 2007, observable market prices for directly comparable securities to those in the Company’s portfolio have not been readily available. Therefore, such securities are classified within Level 3 of the fair value hierarchy.

ARM loans held for securitization

Prior to January 1, 2008, ARM loans held for securitization were classified as held-for-investment and carried at amortized cost until subsequent securitization on March 3, 2008. As a result of the substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time (See Note 1) and the severe reduction in the level of activity in securitization markets currently, ARM loans held for securitization that were not securitized subsequent to December 31, 2007 are designated as held for sale and carried at the lower of cost or fair value at March 31, 2008. The fair value of ARM loans held for securitization is estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. Because of the specialized nature of the Company’s loan portfolio, there are no quoted prices for identical or similar loans. As a result, ARM loans held for securitization are generally classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

Effective January 1, 2006 with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets,” the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or fair value. Fair value is determined using an internal valuation model based on discounted future cash flows and considers portfolio characteristics and assumptions regarding prepayment speeds, discount rates, delinquency rates of the serviced loans and other economic factors. These inputs are largely unobservable and as a result, these items are classified within Level 3 of the fair value hierarchy. MSRs are included in Other assets on the Consolidated Balance Sheets.

PPA and Additional Warrant Liability

The Financing Transaction described in Note 2 resulted in the Company recording a freestanding PPA and Additional Warrant Liability. This liability is recorded at fair value at March 31, 2008 using Level 3 inputs. The principal inputs used to determine the fair value are discounted cash flows, reported trades in puts and calls on the Company’s Common Stock and the Company’s estimate of the likelihood of the satisfaction of the Escrow Release Conditions.

Hedging Instruments

The majority of derivatives entered into by the Company are executed over the counter and so are valued using valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flows. The key inputs include interest rate yield curves, the spot price of the underlying, volatility and correlation. The item is placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and items with longer tenors are generally less observable.

Senior Subordinated Notes

The Company elected to carry the Senior Subordinated Notes issued March 31, 2008 at fair value. The fair value of the Senior Subordinated Notes is based on the weighted average price for the reported trades of $500,000 of the Senior Subordinated Notes on April 16 and 17, 2008 adjusted by the change in price of the Company’s Senior Debt between April 16 and 17, 2008 and April 1, 2008. As there were no trades on March 31, 2008, the weighted average price of the actual trades ($0.856 per dollar of par) was reduced by 6.24% (the change in the price of the Senior Debt) to $0.803 to compensate for the observed differences in pricing from April 1, 2008 to the reported trade dates. Accordingly, the fair value has been determined using Level 2 inputs.

Items Measured at Fair Value on a Recurring Basis

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 (dollar amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Purchased ARM Assets	$—	$—	$5,511,763	$5,511,763
Hedging Instruments	—	4,890	—	4,890

Total	$—	$4,890	$5,511,763	$5,516,653

Liabilities
PPA and Additional Warrant Liability	$—	$—	$1,121,021	$1,121,021
Senior Subordinated Notes	—	923,021	—	923,021
Hedging Instruments	—	18,061	—	18,061

Total	$—	$941,082	$1,121,021	$2,062,103

The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. (dollars in thousands):

	Purchased ARM Assets	PPA and Additional Warrant Liability	Total
Balance, January 1, 2008	$10,694,043	$—	$10,694,043
Additions	796,330	(600,502)	(324,691)
PPA and Additional Warrant Liability charges	—	(520,519)	—
Sales	(4,332,219)	—	(4,332,219)
Impairments (1)	(1,233,439)	—	(1,233,439)
Change in unrealized gain (1)	5,165	—	5,165
Transfers In/Out of Level 3	—	—	—
Other (2)	(418,117)	—	(418,117)

Balance, March 31, 2008	$5,511,763	$(1,121,021)	$4,390,742

Unrealized gains still held (3)	$28,068	$—	$28,068

(1)

Unrealized losses on Purchased ARM Assets are recorded as impairments and included in Loss on ARM assets on the Consolidated Income Statements. Unrealized gains on Purchased ARM Assets are recorded in OCI on the Consolidated Balance Sheets.

(2)	Other includes principal payments and amortization of premium.
(3)	Represents the amount of total gains attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. Securitized ARM Loans and ARM loans held for securitization are classified as loans held-for-sale that are measured at the lower of cost or fair value and were recognized at a fair value below cost at March 31, 2008. At March 31, 2008, Securitized ARM Loans carried at the lower of cost or fair value with an aggregate amortized cost basis of $1.7 billion were written down to a fair value totaling $1.1 billion, based on Level 3 inputs according to the methodology described above. At March 31, 2008, ARM loans held for securitization carried at the lower of cost or fair value with an aggregate amortized cost basis of $79.6 million were written down to a fair value totaling $71.0 million, based on Level 3 inputs according to the methodology described above. At March 31, 2008, MSRs carried at lower of cost or fair value with an aggregate amortized cost basis of $26.7 million were written down to a fair value totaling $24.8 million, based on Level 3 inputs according to the methodology described above.

Note 15. Condensed Consolidating Financial Information

TMA is the issuer of the Common Stock, Preferred Stock, Senior Notes and Senior Subordinated Notes. In addition to TMA, four of the directly or indirectly wholly-owned subsidiaries of TMA (Thornburg Mortgage Home Loans, Inc., Adfitech, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Thornburg Acquisition Subsidiary, Inc.), (collectively the Guarantor Subsidiaries) have guaranteed fully and unconditionally, on a joint and several basis, the obligations of TMA to pay principal and interest under the Senior Notes and the Senior Subordinated Notes. TMA’s other subsidiaries, including, but not limited to, the subsidiaries engaged in the issuance of mortgage-backed securities, (collectively the Non-Guarantor Subsidiaries) have not provided a guarantee of the Senior Notes or the Senior Subordinated Notes.

Each of the Guarantor Subsidiaries is a wholly-owned, direct or indirect subsidiary of TMA. The related guarantee of the Senior Notes and Senior Subordinated Notes is provided by each Guarantor Subsidiary on a fully unconditional basis jointly and severally with each of the other Guarantor Subsidiaries. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed consolidating financial information. The following condensed consolidating financial information presents the results of operations, financial position, and cash flow information of (i) TMA, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations to arrive at the total consolidated amounts for the Company:

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

March 31, 2008

(Dollars in Thousands)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
ARM assets:
ARM securities, net	$4,719,132	$—	$259,801	$—	$4,978,933
Purchased Securitized Loans, net	532,830	—	—	—	532,830
Securitized ARM Loans, net	888,749	—	—	226,668	1,115,417
ARM Loans Collateralizing Debt, net	22,348,641	—	—	—	22,348,641
ARM loans held for securitization ,net	—	71,025	—	—	71,025

ARM Assets	28,489,352	71,025	259,801	226,668	29,046,846
Other assets	1,689,638	164,600	10,860	(114,740)	1,750,358

Total assets	$30,178,990	$235,625	$270,661	$111,928	$30,797,204

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Operating debt (1)	$28,659,873	$51,203	$285,120	$14,880	$29,011,076
Long-term debt (2)	1,228,021	207,414	—	32,586	1,468,021
Other liabilities	1,356,004	42,704	810	(10,627)	1,388,891
Preferred Stock	1,001,589	1,806	—	(1,806)	1,001,589
Shareholders’ (deficit) equity	(2,066,497)	(67,502)	(15,269)	76,895	(2,072,373)

Total liabilities and shareholders’ (deficit) equity	$30,178,990	$235,625	$270,661	$111,928	$30,797,204

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 31, 2007

(Dollars in Thousands)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
ARM assets
ARM securities, net	$9,719,684	$—	$327,134	$—	$10,046,818
Purchased Securitized Loans, net	626,196	—	21,029	—	647,225
Securitized ARM Loans, net	2,272,887	—	85,848	199,226	2,557,961
ARM Loans Collateralizing Debt, net	21,383,177	—	—	—	21,383,177
ARM loans held for securitization ,net	—	549,359	—	—	549,359

ARM Assets	34,001,944	549,359	434,011	199,226	35,184,540
Other assets	1,056,445	168,188	41,107	(177,919)	1,087,821

Total assets	$35,058,389	$717,547	$475,118	$21,307	$36,272,361

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Operating debt (1)	$32,793,440	$453,500	$410,382	$(10,382)	$33,646,940
Long-term debt (2)	305,000	249,933	—	(9,933)	545,000
Other liabilities	279,053	50,339	1,685	(10,390)	320,687
Shareholders’ (deficit) equity	1,680,896	(36,225)	63,051	52,012	1,759,734

Total liabilities and shareholders’ (deficit) equity	$35,058,389	$717,547	$475,118	$21,307	$36,272,361

(1)	Operating debt includes Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt and whole loan financing facilities.
(2)	Long-term debt includes Senior Notes, Senior Subordinated Notes and Subordinated Notes.

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Three Months Ended March 31, 2008

(Dollars in Thousands)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest income	$514,488	$8,150	$4,194	$6,234	$533,066
Interest expense	477,081	10,575	3,200	220	491,076

Net interest income (loss)	37,407	(2,425)	994	6,014	41,990
Net non-interest (loss) income	(3,279,051)	(20,524)	(62,422)	16,990	(3,345,007)
Other expenses	4,609	(6,520)	(1,021)	(485)	(3,417)

Net (loss) income	$(3,237,035)	$(29,469)	$(62,449)	$22,519	$(3,306,434)

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Three Months Ended March 31, 2007

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest income	$580,836	$26,181	$115,706	$1,335	$724,058
Interest expense	481,802	30,988	123,188	(2,600)	633,378

Net interest income (loss)	99,034	(4,807)	(7,482)	3,935	90,680
Net non-interest (loss) income	(8,017)	8,432	4,756	7,361	12,532
Other expenses	(15,602)	(12,059)	(234)	(320)	(28,215)

Net income (loss)	$75,415	$(8,434)	$(2,960)	$10,976	$74,997

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Three Months Ended March 31, 2008

(Dollars in Thousands)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,237,035)	$(29,469)	$(62,449)	$22,519	$(3,306,434)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	3,298,122	32,136	62,951	(3,185)	3,390,024

Net cash provided by operating activities	61,087	2,667	502	19,334	83,590
Net cash provided by (used in) investing activities	1,861,672	442,862	95,961	(19,334)	2,381,161
Net cash used in financing activities	(1,854,711)	(446,939)	(99,743)	—	(2,401,393)

Net increase (decrease) in cash	68,048	(1,410)	(3,280)	—	63,358
Cash and cash equivalents balance, beginning of period	132,110	2,994	14,005	—	149,109

Cash and cash equivalents balance, end of period	$200,158	$1,584	$10,725	$—	$212,467

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Three Months Ended March 31, 2007

(Dollars in Thousands)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$75,415	$(8,434)	$(2,960)	$10,976	$74,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(34,594)	10,953	15,045	(1,683)	(10,279)

Net cash provided by operating activities	40,821	2,519	12,085	9,293	64,718
Net cash used in investing activities	(1,646,487)	(501,244)	(329,860)	(9,293)	(2,486,884)
Net cash provided by financing activities	1,643,810	499,016	301,337	—	2,444,163

Net increase (decrease) in cash	38,144	291	(16,438)	—	21,997
Cash and cash equivalents at beginning of period	36,727	1,967	16,465	—	55,159

Cash and cash equivalents at end of period	$74,871	$2,258	$27	$—	$77,156

Note 16. Subsequent Events

On April 1, 2008, the Company entered into an amendment to the Shareholders Rights Agreement, dated as of January 21, 2001, as amended, to terminate the Shareholders Rights Agreement as of April 2, 2008.

On April 14, 2008, TMCR, a bankruptcy-remote subsidiary of the Company, did not make payment on the final maturity date of $300 million of notes due under TMCR’s Asset-backed CP program. The failure to make such payment constituted a default under the Asset-backed CP program. The notes are collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

On April 22, 2008, the Company and the Manager entered into an amendment to the Management Agreement to establish a minimum monthly base management fee of $2.0 million and to provide that the Compensation Committee of the Board of Directors review and approve the compensation proposed to be paid by the Manager to all senior officers of the Company.

On April 22, 2008, the Compensation Committee reviewed concerns about the effects on employee morale and retention resulting from the decline in value of the Company’s employees’ PSRs, which represent a significant portion of their compensation, and the continued volatility in the mortgage industry and employees’ concerns about the effects of that volatility on the future of the industry and the Company. The Compensation Committee recommended the granting of one-time special awards of PSRs to certain employees to induce them to remain with the Company. On June 12, 2008, the Company granted an aggregate of 24,074,945 PSRs, to certain employees of the Company and the Board of Directors, as one-time special awards to vest over three years subject to continued service to the Company. The grant value totaled $31.1 million ($1.29 per share).

On May 7, 2008, the Company and two of its warehouse lenders entered into amendments to the whole loan financing facilities that had been suspended in March 2008 in order to reactivate these facilities. The terms of each amendment are contingent upon the Company having at least one additional whole loan financing facility with similar terms. As a result of the amendments, the Company has two committed facilities that each have a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls. Each of the whole loan financing facilities requires the Company to pay a 1% commitment fee for the term of the facility and has financial covenants limiting the Company’s leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through June 30, 2008. Additionally, the warehouse lenders have agreed to amend the leverage requirement calculation. The Company has also obtained a waiver of a covenant requiring timely filing of the Company’s Form 10-Q for the period ended March 31, 2008. The waiver extended the filing deadline to June 18, 2008.

As a condition to the Override Agreement, the Company agreed to terminate its Reverse Repurchase Agreements with its sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. As of May 16, 2008, all of the Reverse Repurchase Agreements with that counterparty had been terminated. The Company’s Reverse Repurchase Agreements with that counterparty totaled $471.1 million at March 31, 2008. To facilitate the termination of $353.1 million of the Reverse Repurchase Agreements, the Company sold $293.6 million in assets at a net gain of $13.0 million which will be reported in the second quarter of 2008. The assets financed with the remaining $118.0 million of Reverse Repurchase Agreements were financed with a counterparty to the Override Agreement.

As of June 10, 2008, all of the 168,606,548 Initial Warrants issued to the purchasers of the Senior Subordinated Notes on March 31, 2008 and all of the 46,960,000 Override Warrants issued to the Override Agreement counterparties on April 1, 2008 had been exercised.

On June 12, 2008, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number or authorized shares of capital stock from 500 million to 4 billion shares and on June 13, 2008, the Company filed articles of amendment to its articles of incorporation, reflecting the increase in the authorized capital stock. At the 2008 annual meeting held on June 12, 2008, the Company’s shareholders also approved an amendment to modify the terms of each of the Company’s existing series of preferred stock to eliminate certain rights of the Preferred Stock. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company intends to seek such consents in connection with the Tender Offer for the Preferred Stock.

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

Executive Overview

We have been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The broader mortgage market, including prime mortgage-backed securities and prime mortgage loans, has been adversely affected by weakening house prices, increasing rates of delinquencies and defaults on mortgage loans, reduced investor demand for mortgage-backed securities and rating agency downgrades of mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. The events have adversely affected us despite the fact that the credit performance of our ARM Assets remains excellent. After negotiating the Override Agreement described below, we were able to complete a Financing Transaction on March 31, 2008, also described below, which we believe is vital to our ability to continue as a going concern and resume normalized business operations.

Override Agreement

As of March 6, 2008, we did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, we had received notices of events of default from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which have been subsequently cured). On March 17, 2008, we entered into an Override Agreement with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing the Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce our obligations to the counterparties under the Reverse Repurchase Agreements.

The covenants of the Override Agreement include, but are not limited to, the following:

(1)	receive proceeds of at least $1 billion of new capital by March 31, 2008,

(2)	pay all unmet margin calls and certain other specified amounts by March 31, 2008 (which totaled $524.5 million),

(3)	establish and maintain a Liquidity Reserve Fund of $350.0 million in the manner specified in the Override Agreement,

(4)

grant a security interest to the counterparties to the Override Agreement in (a) the Liquidity Reserve Fund and our MSRs and (b) the collateral securing our obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements to secure all of our obligations to the counterparties to the Override Agreement, whether under the Reverse Repurchase Agreements and the Forward Auction Agreements or otherwise,

(5)	issue to the counterparties to the Override Agreement, the Override Warrants,

(6)

not enter into any new transactions under existing, or entering into any new Reverse Repurchase Agreements, secured lending agreements or Forward Auction Agreements, or delivering additional collateral thereunder other than as provided in the Override Agreement.

(7)

suspend our dividend on Common Stock for the term of the Override Agreement, except that we may declare a dividend in December 2008 for payment in January 2009 of up to 87% of our taxable income for 2008,

(8)	suspend our dividend on Preferred Stock if the amount in the Liquidity Reserve Fund falls below specified levels,

(9)	terminate our Reverse Repurchase Agreements with our sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner, and

(10)	reduce our obligations under the Reverse Repurchase Agreements with one of the counterparties to the Override Agreement to a specified level.

We believe we were in compliance with all the covenants of the Override Agreement as of June 18 2008.

The counterparties may terminate the Override Agreement if we voluntarily or involuntarily become a debtor in a bankruptcy proceeding, there is a Change in Control or if we breach certain of the covenants under the Override Agreement. When the Override Agreement terminates on March 16, 2009, or earlier as described above, the counterparties will again have the right to invoke margin calls and exercise all of their other rights under the Reverse Repurchase Agreements , including repayment, and Forward Auction Agreements.

Financing Transaction

On March 31, 2008, we raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Notes, the Initial Warrants, Escrow Warrants, and Additional Warrants to purchase Common Stock and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. We received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account to partially fund the herein described Tender Offer for our Preferred Stock. We used the proceeds to pay all of our then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create the Liquidity Reserve Fund of $350.0 million to provide additional collateral to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims from Reverse Repurchase Agreement counterparties not party to the Override Agreement and, to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. We intend to use the remaining proceeds for general working capital to enable us to resume normalized business operations.

The Senior Subordinated Notes have an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. The Senior Subordinated Notes mature on March 31, 2015 and are not subject to either optional redemption by us or mandatory redemption by the note holders except that the holders of the Senior Subordinated Notes have the right to require us to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis. Upon satisfaction of the Escrow Release Conditions, up to $200.0 million of the funds placed in escrow will be released to us and we will issue additional Senior Subordinated Notes in an aggregate principal amount of up to $200.0 million to investors who subscribed to the escrow fund up to the amount required to be used in the Tender Offer.

The purchasers of the Senior Subordinated Notes received Initial Warrants on March 31, 2008. All of these Initial Warrants have now been exercised. We intend on filing a Common Stock prospectus as soon a practicable in order to remove current trading restrictions on these Initial Warrants. Additionally, Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Escrow Release Conditions or June 30, 2008. The Initial Warrants and Escrow Warrants, in the aggregate, are exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis as of April 11, 2008. We intend to conduct a Tender Offer for all of our outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of our Common Stock outstanding on a fully diluted basis after successful completion of the Tender Offer (or approximately 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of common Stock in the aggregate.) The cash portion of the Tender Offer will be partially financed by the escrowed funds and the investors who deposited money into escrow will receive the Escrow Warrants pro rata to their contribution to the escrowed funds used in connection with the Tender Offer. If the Escrow Release Conditions do not occur by June 30, 2008, or if the June 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction. The Tender Offer will be successfully completed if we purchase at least 90% of the outstanding shares of Preferred Stock and at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to our charter to modify the terms of each series of Preferred Stock. Pursuant to the terms of the Financing Transaction, we must use our best efforts to successfully complete the Tender Offer but are under no legal obligation to successfully complete the Tender Offer. As a result of the delay in completing the accounting and valuation of the Financing Transaction and the resulting delay in filing our Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. We expect to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. We are seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. We may not be able to obtain the required amendments and consents or successfully complete the Tender Offer. Management believes it is more likely than not that the Escrow Release Conditions will be satisfied.

We have also entered into the Principal Participation Agreement with the investors in the Senior Subordinated Notes whereby the investors will receive monthly payments in the amount of the principal payments received on our portfolio of mortgage-backed securities underlying the Override Agreement after deducting principal payments due under the financing agreements that relate to such assets. Investors will be entitled to receive these payments beginning upon the expiration of the Override Agreement on March 16, 2009 and continuing through March 31, 2015. On March 31, 2015, the investors will receive the fair market value of the assets covered by the Principal Participation Agreement after deducting the then outstanding balances of the financings that relate to such assets. The Principal Participation Agreement will terminate upon satisfaction of the Escrow Release Conditions and issuance of the Additional Warrants.

Upon satisfaction of the Escrow Release Conditions, the holders of the interest in the terminated Principal Participation Agreement and the investors that contributed escrowed funds will receive Additional Warrants.

We also entered into a registration rights agreement with the purchasers of the Senior Subordinated Notes. In the event that the conditions of the registration rights agreement are not completed by July 29, 2008, the interest rate on the Senior Subordinated Notes will increase by 1% per annum until the conditions are completed.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Tender Offer, assuming 100% participation in the Tender Offer, shares of the Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of the Common Stock outstanding on a fully diluted basis. In connection with the Financing Transaction, we agreed that MatlinPatterson may designate up to three directors to our Board of Directors, depending on MatlinPatterson’s level of ownership of the Warrants and Common Stock, and that we would appoint to its Board of Directors at least two directors designated by investors party to the Warrant Agreement other than MatlinPatterson. On April 22, 2008, MatlinPatterson exercised its right to designate two directors to the Board of Directors, and currently has the right to designate one additional director to the Board of Directors. Effective April 22, 2008, our former directors Michael B. Jeffers and Owen M. Lopez, both of whom were Class II directors, resigned from the Board of Directors and David J. Matlin and Mark R. Patterson were elected by the Board of Directors to fill the resulting vacancies. Messrs. Matlin and Patterson were elected to the Beard of Directors for three year terms at the 2008 Annual Meeting.

Strategic Focus

Our primary focus over the coming months will be to maintain sufficient liquidity to resume normalized business operations. While lending in this market environment remains challenging because warehouse financing is difficult to obtain, warehouse financing terms are much less beneficial than they used to be, rating agencies are revising credit enhancement practices and the issuance of mortgage securities issuance is at a minimum, we believe our loan origination franchise provides value to consumers and provides us with high quality assets. The current declines in home prices make assessing property values particularly challenging, and, given our reliance on the rating agencies for assigning credit enhancement levels for our mortgage loans as we seek to securitize them for permanent financing, we continue to have some uncertainty and lack of clarity about the rating agency process and how those credit assessment processes may change over time. But, despite a continued increase in loan delinquencies in the first quarter of 2008, the credit quality of our originated and acquired loan portfolios continue to perform well and their performance is consistent with our historical expectations and current credit reserve levels. As a result, we believe that our credit performance through this difficult market environment validates our historical approach to credit lending for first mortgage loan borrowers.

First Quarter Financial Results

In the first quarter of 2008, the net loss before Preferred Stock dividends was $3.3 billion, as compared to net income before Preferred Stock dividends of $75.0 million a year ago. The decrease in our profitability is primarily due to losses of $777.7 million realized on the sale of $4.3 billion of Purchased ARM Assets, of which $1.6 billion were liquidated in satisfaction of our indebtedness to several of our Reverse Repurchase Agreement counterparties, and the permanent financing of $1.7 billion of Securitized ARM Loans. We believe these actions were necessary to enhance liquidity and continue as a going concern. The Securitized ARM Loans permanently financed had been classified as held for sale at December 31, 2007 and were reclassified to held for investment when they were permanently financed and recorded as ARM Loans Collateralizing Debt. Thus, the difference between the fair value when permanently financed and their recorded value resulted in a net loss of $126.1 million and will be recognized as an adjustment to yield using the interest method. We also recognized other-than-temporary impairment losses of $1.5 billion as a result of a decline in the fair market values of mortgage-backed assets since December 31, 2007. We recorded Senior Subordinated Notes charges of $457.1 million, including a loss in fair value of $428.6 million and the write-off of failed and allocated issuance costs of $28.5 million. We recorded PPA and Additional Warrant Liability charges of $552.6 million, including a loss in fair value of $520.5 million and the write-off of allocated issuance costs of $32.1 million. Net interest income was $42.0 million compared to $90.7 million, or 54% less than a year ago. Interest expense on Reverse Repurchase Agreements for the three months ended March 31, 2008 included fees totaling $70.0 million for committed lines ($5.2 million) and the termination of certain Reverse Repurchase Agreements which had been financing assets that were sold ($64.8 million). We recorded a net loss of $18.5 million on Derivatives during the first quarter of 2008, which consisted of a net loss of $4.5 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated swaps of $13.5 million and a net loss of $489,000 on other Derivative transactions. For the quarter, operating expenses as a percentage of average assets decreased to 0.11% at March 31, 2008, from 0.20% at March 31, 2007. This decrease resulted because the Manager did not earn an incentive fee for the quarter and the decline in our stock price reduced the value of our long-term incentive awards.

Book value at March 31, 2008 was a deficit $(12.07) per common share, as compared to $6.63 per common share at December 31, 2007, principally due to the other-than-temporary impairment losses, the losses realized on asset sales and permanent financings discussed above, the PPA and Additional Warrant Liability charges and the Senior Subordinated Notes charges discussed above and a $112.8 million net decrease in the unrealized market value of our Purchased ARM Assets and hedging instruments recorded in OCI. These decreases were partially offset by $319.0 million in net proceeds from the sale of Common Stock during the quarter.

The portfolio yield during the first quarter increased to 6.17% from 5.75% in the prior quarter. Our average cost of funds, which includes $70.0 million in commitment and termination fees, increased to 5.93% in the first quarter from 5.04% in the prior quarter. This resulted in an average net interest margin of 0.24% for the quarter. If adjusted to exclude the commitment and termination fees, our average cost of funds would have been 5.08%, resulting in an average net interest margin of 1.09% for the quarter.

Premium amortization for the quarter ended March 31, 2008 resulted in accretion of $6.1 million for the first quarter of 2008, which reflects an actual CPR for the quarter of 12%, as compared to 10% and 15%, respectively, for the quarters ended December 31, 2007 and March 31, 2007, respectively. In calculating our amortization for the first quarter of 2008, we have assumed prepayments for our portfolio will be 13% CPR for three months before accelerating to a forecasted CPR of 21% thereafter. Our forecast is based on prepayment rates and the age, coupon and product-based vectors of our portfolio. We believe our prepayment assumptions are prudent and conservative yet representative of the competing factors of current mortgage interest rates offset by declining real estate values and considerably tighter lending standards. Largely as a result of the other-than-temporary impairment charges taken in the fourth quarter of 2007 and the first quarter of 2008, we own our mortgage assets at a net discount of 7.03% which suggests that any increase in prepayments will have a positive impact on our portfolio spreads and margins.

Asset Acquisitions

Prior to the decline in liquidity available to fund additional loan originations described in Note 1 to the Consolidated Financial Statements, we originated $548.7 million of ARM Loans at an average price of 101.35% of par and average anticipated yields of approximately 6.21%. At March 31, 2008, we have 304 correspondent partners approved to originate loans that meet our pricing and underwriting specifications. Our average correspondent loan size grew to $1.2 million in the first quarter of 2008 from $984,000 during the same period in 2007. Based on the latest mortgage origination statistics released by National Mortgage News, we are the nation’s 20th largest correspondent lender based on originations in the first quarter of 2008.

Our wholesale channel has also gained a great deal of momentum due to our unique lending platform. We now have 23 account executives in targeted geographic regions supporting 761 brokerage firms. We continue to believe this channel will be our fastest growing loan origination channel and will provide an attractive source of higher yielding loans for our portfolio. Our average wholesale loan size was $1.3 million in the first quarter of 2008, up from $1.2 million for the same period in 2007.

As noted in the description of the Override Agreement above, we may not enter into any new Reverse Repurchase Agreement transactions until March 2009; thus, we do not expect to be making significant purchases of Purchased ARM Assets prior to that date. However, in January and February of 2008, we acquired $1.3 billion of new Purchased ARM Assets at an average price of 97.55% of par and average approximate yields of 6.34%.

Credit Quality

We remain committed to preserving strong asset quality. At March 31, 2008, 98.3% of our ARM Asset portfolio was High Quality, of which 19.0% represented Purchased ARM Assets and the remaining 81.0% was comprised of High Quality ARM Loans.

Purchased Securitized Loans comprised 1.8% of ARM assets. We have retained the credit risk associated with the ownership of these Purchased Securitized Loans which have a total principal balance of underlying loans of $5.7 billion. Accordingly, we have an allowance for loan losses in the form of a non-accretable discount of $26.2 million, or 0.46% of the balance of these securities.

A number of factors indicate that the credit quality of our entire portfolio of ARM Assets continues to be exceptional. One of our Purchased ARM Assets with a carrying value of $283,000 was downgraded by the Rating Agencies in the first quarter and eleven of our Purchased ARM Assets with March 31, 2008 carrying values of $23.8 million were downgraded by the Rating Agencies from April 1, 2008 through June 9, 2008. Our Purchased ARM Assets portfolio continues to be largely unaffected by recent rating agency activities. Further, none of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. Our ARM Loan portfolio has experienced very few early payment defaults and only 158 of our 36,616 ARM Loans are more than 60 days delinquent and another 53 are REO at March 31, 2008. Further, we have no repurchase obligations on any ARM Loans that we have originated.

At March 31, 2008, 60-day plus delinquent loans and real-estate owned properties (REO) in our originated and bulk purchased loans totaled 0.65% of our $23.5 billion portfolio of securitized and unsecuritized ARM Loans, up from 0.44% at December 31, 2007, but still significantly below the industry’s conventional prime ARM loan delinquency ratio of 5.54% at December 31, 2007 as reported by the Mortgage Bankers Association. One category of bulk purchased loans, specifically $552.3 million of Pay Option ARMs purchased from one seller, continues to exhibit higher delinquencies than the rest of our loan portfolio and is effectively doubling our total portfolio delinquency rate. However, we expected that these loans would experience higher delinquencies and losses when we made the acquisition and are managing these delinquencies effectively so as to minimize losses. Further, this portfolio continues to decline as a percentage of our entire portfolio. In the first quarter, we realized loan losses of $3.7 million, losses on REO sales of $112,000 and recorded $580,000 in write-downs related to REO that we expect to sell in the future. We believe that the impairments totaling $555.8 million reflected in our Securitized ARM Loans included all probable credit losses inherent in the ARM loan portfolio at March 31, 2008.

Securitization Activity

In March 2008, we successfully completed a $991.7 million Collateralized Mortgage Debt transaction with ARM Loans that had expected yields averaging 6.02%. The financing cost of the AAA-rated classes, which were sold to third-party investors and are now permanently financed as a result, was approximately 5.87%, which generated a yield spread of 15 basis points.

This Collateralized Mortgage Debt transaction was completed without any significant increase in credit enhancement levels from the historic levels experienced prior to the third quarter of 2007.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “have confidence”, “estimate” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage-backed securities, our ability to obtain financing and the terms of any financing that we do obtain, our ability to raise additional capital, our ability to retain or sell additional assets, our ability to meet additional margin calls and our ability to continue as a going concern. Other factors that may impact our actual results are discussed herein. The risk factors discussed in Item 1A hereof update the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.A. We do not intend to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

•

We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate controls and procedures are in place. Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual evaluation of internal control over financial reporting. See “Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting” in our 2007 Annual Report on Form 10-K/A.

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investors - Investor Information – SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•

Accounting for the Override Agreement and the Financing Transaction. The terms of the Override Agreement entered into on March 17, 2008 and the Financing Transaction completed on March 31, 2008 are highly complex and include components that are not common to many borrowing transactions, such as the Principal Participation Agreement and the Escrow Release Conditions. In allocating the financing proceeds amongst the components of the Financing Transaction, we maximized the use of observable inputs to measure the fair value of the components. However, given the highly complex nature of the transactions, the observable inputs such as our Common Stock price and trading in puts and calls on our Common Stock may not have reflected their actual fair value as of March 31, 2008 if the market had not completely and accurately interpreted the terms of the transactions. When an observable input was not available, we used unobservable inputs reflecting our market assumptions. Also, because there will be different outcomes dependent upon whether the Escrow Release Conditions are satisfied or not, we estimated the probability of their satisfaction and we may not have estimated the probability correctly.

We determined that the terms of the Override Agreement do not result in a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants we issued to counterparties of the Override Agreement are consideration to the Override Agreement counterparties and the fair value of the Override Warrants of $25.1 million at March 31, 2008 has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties will be amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. We have expensed $472,000 for all costs incurred with third parties in connection with the Override Agreement.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 is considered a capital contribution to us by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties will be amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis.

The initial $1.15 billion in Financing Transaction proceeds has been allocated to the Senior Subordinated Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and PPA and Additional Warrant Liability based on the relative fair values of these elements. The PPA and Additional Warrant Liability is related to the Principal Participation Agreement and the contingently issuable Additional Warrants. As of March 31, 2008, $494.4 million was allocated to the Senior Subordinated Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit. The $200.0 million in escrowed funds is not our asset at March 31, 2008. We recorded an asset of $592,500 related to the commitment of the investors to lend the additional $200.0 million if the Escrow Release Conditions occur. The PPA and Additional Warrant Liability is required to be marked to market at the end of each period. The adjustment to the PPA and Additional Warrant Liability after the initial allocation was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability charges in the Consolidated Income Statements. We elected to carry the Senior Subordinated Notes at fair value and the difference between the initial allocation and the fair value of the Senior Subordinated Notes of $923.0 million at March 31, 2008 of $428.6 million was recorded as a Senior Subordinated Notes charges in the Consolidated Income Statements. The difference between the face amount of the Senior Subordinated Notes of $1.15 billion and their fair value of $923.0 million of $227.0 million will be amortized to interest expense over the term of the Senior Subordinated Notes using the interest method. Financing fees allocated to the Senior Subordinated Notes of $26.4 million were written off when the liability was marked to fair value. Financing fees allocated to the PPA and Additional Warrant Liability of $32.1 million have been recorded in the Consolidated Income Statements. The entire balance of $1.0 billion at March 31, 2008 relating to our outstanding Preferred Stock was reclassified out of Shareholders’ Deficit at March 31, 2008 to reflect the impending Tender Offer for these shares.

•

Revenue Recognition. Interest income on ARM Assets is a combination of the interest earned based on the outstanding balance and contractual terms of the assets and the amortization of yield adjustments, principally the amortization of purchase premiums and discounts and other-than-temporary impairments. Premiums and discounts associated with the purchase of ARM Assets and other-than-temporary impairments are amortized or accreted into interest income over the estimated lives of the assets in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” using the interest method. For all ARM assets except ARM Loans securitized after December 31, 2007, premiums and discounts are amortized on the “pool method” considering the effects of actual and future estimated prepayments and the current index on ARM assets. Premiums and discounts associated with ARM Loans securitized by us after December 31, 2007 are amortized on the “loan level” method which does not consider the impact of possible prepayments. In accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities”, as amended, other-than-temporary impairments recorded on ARM Loans are not amortized, but deferred and recovered upon sale or maturity of the asset. The use of these methods requires us to project cash flows over the remaining life of each asset based on these factors. These projections include assumptions about interest rates, prepayment rates, timing and amount of credit losses, estimates regarding the likelihood and timing of calls of securities at par, and other factors. Estimating prepayments and estimating the remaining lives of our ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. We review our cash flow projections on an ongoing basis and monitor these projections based on input and analyses received from external sources, internal models, and our own judgment and experience. We regularly review our assumptions and make adjustments to the cash flows as deemed necessary. There is no assurance that the assumptions we use to estimate future cash flows, or the current period’s yield for each asset, will prove to be accurate.

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net discount of $1.6 billion at March 31, 2008 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our net discount. We believe the current lifetime assumptions used, which average 21% CPR, are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Discount (in thousands)
Prepayment assumption increased by 1% CPR	$(4,433)
Prepayment assumption increased by 2% CPR	$(8,740)
Prepayment assumption decreased by 1% CPR	$4,535
Prepayment assumption decreased by 2% CPR	$8,820

Future (discount) premium accretion and amortization will also be influenced by new asset acquisitions, actual prepayments, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. Securitized ARM Loans, ARM loans held for securitization and MSRs are recorded at the lower of cost or fair value. The fair values of most of our Purchased ARM Assets, Securitized ARM Loans and all of our Hybrid ARM Hedging Instruments are based on Market Price Equivalents. If the fair value of a Purchased ARM Asset is not reasonably available from a quoted market price, management estimates the fair value. For Purchased Arm Assets valued by management, we first look to identify a security in our portfolio for which a quoted market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The quoted market price of the similar security is then used to value the security for which there was no quoted market price, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no quoted market price. Our objective is to use the quoted market price as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers and the fair value of ARM Loans held for securitization are calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair value of MSRs is based on internally developed valuation models. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At March 31, 2008, management’s judgment was used to estimate the fair value of $6.2 billion or 21.4% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 3 to the Consolidated Financial Statements for a summary table of the methodologies used to value ARM Assets.

•

Impairment of Purchased ARM Assets and Non-Accretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the amortized cost basis of the Purchased ARM Asset and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We do not believe the declines in the market value of our securities are reflective of deterioration in the actual credit performance of our assets. However, we determined that we may not have the ability to hold our Purchased ARM Assets until recovery; therefore the differences between the amortized cost basis and the market value of these assets were determined to be other-than-temporary impairments and recognized in the Consolidated Income Statements. We believe the fair values presented in the Consolidated Balance Sheets reflect all expected credit losses.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans quarterly for impairment and record or adjust non-accretable discounts accordingly. Non-accretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other than temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the non-accretable discounts will not represent realized losses, the balances are accreted into the Consolidated Income Statements over the remaining life of the loan under the interest method.

For additional information on our significant accounting policies, see Note 3 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Adoption of SFAS 157 – Fair Value Measurement

We adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and establishes a fair value hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some financial instruments or in certain market conditions, observable inputs may not be available. For example, beginning in the second half of 2007, certain markets became illiquid, and some key inputs used in valuing certain financial instruments were unobservable. When and if these markets are liquid, we will use the related observable inputs available at that time from these markets to value these financial instruments.

The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements.

Other accounting changes and other accounting developments

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

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts, –an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. We have elected to offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for us on January 1, 2008, and did not have a material impact on our consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin 109. Staff Accounting Bulletin 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in Staff Accounting Bulletin 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 became effective for us on January 1, 2008. SAB 109 did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” which is intended to enhance current disclosure to (1) better convey the purpose of derivatives in terms of the risks an entity is intending to manage, (2) provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period, (3) provide information on the potential effect on an entity’s liquidity from using derivatives, and (4) help users of the financial statement locate important information about derivative instruments. SFAS 161 will become effective for us on January 1, 2009.

General

We are a single-family (one-to-four unit) residential mortgage lender that originates, acquires and retains investments in ARM Assets, thereby providing capital to the single-family residential housing market. Our ARM Assets consist of Purchased ARM Assets and ARM Loans and are comprised of Traditional ARM Assets and Hybrid ARM Assets. Purchased ARM Assets are MBS that represent interests in pools of ARM loans, which are publicly rated and issued by third parties and generally include credit enhancements against losses from loan defaults. ARM Loans are either loans that we have securitized from our own loan origination or acquisition activities, loans that we use as collateral to support the issuance of Collateralized Mortgage Debt or loans pending securitization. Like traditional banking institutions, our income is generated primarily from the net spread or difference between the interest income we earn on our ARM Assets and the cost of our borrowings. Our strategy is to maximize the long-term sustainable difference between the yield on our ARM Assets and the cost of financing these assets, and to maintain that difference through interest rate and credit cycles.

While we are not a bank or savings and loan institution and we do not have the same access to liquidity or insured deposits, our business purpose, portfolio, strategy and method of operation are best understood in comparison to such institutions. Unlike a bank or savings and loan institution, we finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings that are subject to rollover risk instead of deposits or Federal Home Loan Bank advances. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we may enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have minimized our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally maintain a portfolio Effective Duration of less than one year, which is a calculation expressed in months or years that is a measure of the expected price change of our ARM Assets, Hedging Instruments and other borrowings based on changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. At March 31, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 22.38%. Moreover, we focus on acquiring High Quality assets to minimize potential credit losses and to optimize our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators and mortgage portfolio lenders. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire Purchased ARM Assets and ARM Loans from investment banking firms, broker-dealers, mortgage bankers, mortgage brokerage firms, banks, savings and loan institutions, credit unions, home builders and other entities involved in originating, securitizing, packaging and selling MBS and mortgage loans. We believe we have a competitive advantage in acquiring and investing in ARM Assets due to the low cost of our operations relative to traditional mortgage investors and originators. Since we may not enter into new transactions under existing, or new, Reverse Repurchase Agreements and all principal paydowns of assets financed with Reverse Repurchase Agreements and generally 20% of the interest earned on such assets must be applied to reduce the outstanding balance of Reverse Repurchase Agreements during the term of the Override Agreement, we do not expect to grow the balance or acquire a significant amount of Purchased ARM Assets during the term of the Override Agreement.

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes approximately 304 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and as of March 31, 2008, we had 761 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in 50 states and the District of Columbia. We believe that these diversified sources for ARM Loans enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to minimize credit risk and interest rate risk. Our policy requires us to have a mortgage asset portfolio with an expected Net Effective Duration of one year or less and which may consist of Agency Securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, Collateralized Mortgage Debt, “A quality” ARM Loans that we intend to securitize, Purchased Securitized Loans or other short-term investments that either mature within one year or have an interest rate that reprices within one year. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given the recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investments.

In 2006 and 2007, we acquired and originated Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of March 31, 2008, we held $1.2 billion of Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions and Purchased Securitized Loans. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of March 31, 2008, accumulated deferred interest was $69.7 million. The number of delinquencies related to Pay Option ARMs is greater than those related to Traditional and Hybrid ARMs, but we believe the risk of greater delinquencies is offset by higher yields. Our Pay Option ARMs had an average original effective loan-to-value ratio of 68% and an average original FICO score of 718 at March 31, 2008.

We may invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of March 31, 2008, we did not hold any fixed-rate assets. We may use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. See also “Hedging Strategies” below.

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

We acquire and originate ARM Loans for our portfolio with the intention of using them as collateral for Collateralized Mortgage Debt. Alternatively, we may also securitize them to create High Quality ARM securities and retain them in our portfolio as Securitized ARM Loans. In order to facilitate the securitization or financing of our loans, we generally create subordinate certificates, which provide a specified amount of credit enhancement and which we retain in our portfolio. Our investment policy limits the amount we may retain of below Investment Grade subordinate certificates or classes created as a result of our loan acquisition and securitization efforts or acquired as Purchased Securitized Loans, to 17.5% of shareholders’ equity, measured on a historical cost basis. In January 2008, the Board of Directors authorized the acquisition of $150.0 million of below Investment Grade assets, provided that the assets are collateralized by loans that meet our origination standards and can be financed, and which we believe we can acquire at an attractive price, to cover expected loan losses yet still provide an above average return on our investment. Since January 2008, we have not acquired any securities under this program.

We believe acquiring or originating ARM Loans and then securitizing them benefits us by providing: (i) greater control over the quality and types of ARM Assets acquired; (ii) the ability to acquire current coupon ARM Assets at lower prices; (iii) additional sources of new whole-pool ARM Assets; and (iv) better utilization of and return on our equity capital.

Prior to recent market disruptions, we also offered The Thornburg Mortgage Exchange ProgramSM for loans we originate and/or service. We have offered a loan exchange option since 2002, and we believe this program promotes customer retention and reduces loan prepayments. The loan exchange option is available from the inception of the loan and allows borrowers in good standing to pay a fee to exchange their current mortgage loan to any then-available Hybrid or Traditional ARM product. The program was suspended in the third quarter of 2007 pending an improvement in mortgage market conditions and so that the eligibility requirements could be reviewed. This program is not offered to borrowers that have ever been delinquent and we do not capitalize arrearages. We plan to resume the program once market conditions improve.

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

Exceptional Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy minimizes our credit losses and financing costs. As of March 31, 2008, 98.3% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. Only one of our Purchased ARM Assets with a carrying value of $283,000 had been downgraded by the Rating Agencies in the first quarter ended March 31, 2008, and eleven of our Purchased ARM Assets with March 31, 2008 carrying values of $23.8 million were downgraded by the Rating Agencies from April 1, 2008 through June 9, 2008.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. The credit quality of our originated and bulk purchased loans remains exceptional. At March 31, 2008, our 60-plus day delinquent loans and REO were 0.65% of our $23.5 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency and REO percentage of 5.54% measured as of December 31, 2007, the most recent date for which Mortgage Bankers Association data is available. While we experienced an increase in delinquent loans and REO during the quarter from 0.44% at December 31, 2007, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 158 delinquent loans out of the 36,316 loans in our $23.5 billion ARM loan portfolio as of March 31, 2008 (dollar amounts in thousands):

	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loans		Percent of Total Assets
TMHL Originations
60 to 89 days	14	$10,941	0.06%		0.04%
90 days or more	10	6,375	0.04		0.02
In bankruptcy and foreclosure	42	25,090	0.14		0.08

	66	42,406	0.24	(1)	0.14

Bulk Acquisitions
60 to 89 days	18	8,931	0.14		0.03
90 days or more	20	17,141	0.26		0.05
In bankruptcy and foreclosure	54	58,579	0.90		0.19

	92	84,651	1.30	(2)	0.27

	158	$127,057	0.52%		0.41%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of March 31, 2008, we owned 53 REO as a result of foreclosing on delinquent loans with original loan balances of $30.6 million and an associated valuation reserve of $8.3 million.

We realized loan losses and charge-offs to REO totaling $3.7 million in the first quarter of 2008. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at March 31, 2008. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

In 2006, we acquired a portfolio of Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of March 31, 2008, we held $869.7 million of Traditional Pay Option ARMs in our ARM loan portfolio, the majority of which were purchased through bulk loan acquisitions, and $356.9 million of Traditional Pay Option ARMs in our Purchased Securitized Loans portfolio. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. The following table summarizes the greater than 60 day delinquency information on our Traditional Pay Option ARMs as of March 31, 2008 (dollar amounts in thousands):

	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loans		Percent of Total Assets
ARM Loan Portfolio:
TMHL Originations
Traditional Pay Option ARMs	1	$1,039	0.01%		0.01%
All other delinquent loans	65	41,367	0.23		0.13

	66	42,406	0.24	(1)	0.14

Bulk Acquisitions
Traditional Pay Option ARMs	41	54,750	0.84		0.17
All other delinquent loans	51	29,901	0.46		0.10

	92	84,651	1.30	(2)	0.27

	158	$127,057	0.52%		0.41%

Purchased Securitized Loan Portfolio:
Traditional Pay Option ARMs	25	$84,507			0.27%
All other delinquent loans	95	42,422			0.14

	120	$126,929			0.41%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 68.2% and an average original FICO score of 718 at March 31, 2008. During the first quarter of 2008, we determined that the delinquencies in our Purchased Securitized Loans suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $4.2 million impairment charge against those securities as a non-accretable discount during the first quarter of 2008 increasing our non-accretable discount on Purchased Securitized Loans to $26.2 million at March 31, 2008. In the first quarter of 2008, we experienced recoveries of $791,000 and realized losses of $495,000 with respect to those securities but additional losses are expected. Further, we are actively pursuing reselling certain of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage-backed securities. Additionally, because we sold some of the senior classes of some of our Purchased Securitized Loans and retained all of the lower rated classes of those securities, the total outstanding balance of underlying loans for which we have credit risk in our Purchased Securitized Loan portfolio is $5.7 billion. We believe the losses inherent in our Purchased Securitized Loan portfolio at March 31, 2008 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, secured and unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements and whole loan financing facilities.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. These are typically short-term borrowings that need to be rolled over at each maturity. As more fully described in Note 2 to the Consolidated Financial Statements, we entered into an Override Agreement on March 17, 2008 with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral thereunder other than as provided in the Override Agreement.

As of March 31, 2008, we had $5.8 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement and $471.1 million outstanding with a counterparty not party to the Override Agreement, for a total outstanding balance of $6.2 billion. As a condition to the Override Agreement, we have agreed to terminate our Reverse Repurchase Agreements with our sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. This condition has been satisfied. At March 31, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.36% and a weighted average remaining maturity of 11.7 months.

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the our obligations to the counterparties under the Reverse Repurchase Agreements.

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided us with an alternative way to finance our High Quality ARM Assets portfolio. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constitutes a default under the Asset-backed CP program. The notes are collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

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

We utilize financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition and origination of whole loans while we are accumulating loans for securitization. Due to the defaults on Reverse Repurchase Agreements in March 2008, our ability to finance additional borrowings under our whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each have a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. We are currently not in compliance with the leverage requirement and have received a waiver of this covenant through June 30, 2008. Additionally, the warehouse lenders have agreed to amend the leverage requirement calculation. We have also obtained a waiver of a covenant requiring timely filing of our Form 10-Q for the period ended March 31, 2008. The waiver extended the filing deadline to June 18, 2008.

We have issued Senior Notes in the amount of $305.0 million as a form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are secured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In conjunction with the Financing Transaction, the Senior Notes were secured by a lien senior to the Senior Subordinated Notes on the stock of certain of our subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. Certain of our subsidiaries have guaranteed payment on the Senior Notes on a senior basis.

Our Senior Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities by us. If, at the end of any quarter, our total unencumbered assets fall below 125% of the aggregate principal amount of our unsecured indebtedness (the Minimum Unencumbered Asset Amount), we will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until our total unencumbered assets exceed the Minimum Unencumbered Asset Amount. As of March 31, 2008, we were in compliance with all financial and non-financial covenants on our Senior Note obligations.

On March 31, 2008, we issued Senior Subordinated Notes with an initial aggregate principal amount of $1.15 billion. The Senior Subordinated Notes mature on March 31, 2015. The Senior Subordinated Notes have an initial annual interest rate of 18%, payable each March 31 and September 30, which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. An additional $200.0 million was placed in escrow for the purchase by investors of additional Senior Subordinated Notes to be issued to partially fund the Tender Offer. Upon satisfaction of the Escrow Release Conditions, up to $200.0 million of the funds placed in escrow will be released to us which will issue additional Senior Subordinated Notes with an aggregate principal amount of up to $200.0 million to investors who have subscribed to the escrow fund. If the Escrow Release Conditions do not occur by June 30, 2008, or if the June 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction.

The Senior Subordinated Notes are not subject to either optional redemption by us or mandatory redemption by the note holders, except that the holders of the Senior Subordinated Notes have the right to require us to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control.

Our Senior Subordinated Note obligations contain both financial and non-financial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities by us. As of March 31, 2008, we were in compliance with all financial and non-financial covenants on its Senior Subordinated Note obligations.

The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis.

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

Hedging Strategies

We generally attempt to manage our exposure to changing interest rates by funding our ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. Some of our borrowings are at interest rates that are either variable or short-term (one year or less) because a portion of our ARM Assets, the Traditional ARM Assets, have interest rates that adjust within one year. We generally attempt to finance our Hybrid ARM portfolio with borrowings hedged with Hybrid ARM Hedging Instruments that fix the interest rate on our floating-rate borrowings such that the Net Effective Duration is less than one year. As Net Effective Duration approaches zero, a lower volatility of earnings is expected when interest rates change during future periods. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy. When we enter into a Swap Agreement, we agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. We purchase Cap Agreements by incurring a one-time fee or premium. Pursuant to the terms of the Cap Agreements, we will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of our borrowings above a specified level instead of fixing our cost of funds as in a swap transaction. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments.

At March 31, 2008, we had Swap Agreements having aggregate notional balances of $851.5 million, down from $8.0 billion at December 31, 2007 and $41.3 billion at March 31, 2007. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million to terminate Swap Agreements with a notional balance of $7.0 billion.

As of March 31, 2008, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 1.8 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.86 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At March 31, 2008, we held total assets of $30.8 billion, $29.0 billion of which consisted of ARM Assets. That compares to $36.3 billion in total assets and $35.2 billion of ARM Assets at December 31, 2007. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At March 31, 2008, 96.8% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at March 31, 2008 and December 31, 2007 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	March 31, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$351,059	1.2%	$2,513,026	7.1%

Non-agency ARM Assets:
AAA/Aaa rating	27,620,322	95.1	31,392,442	89.2
AA/Aa rating	572,136	2.0	406,299	1.2

Total non-agency ARM Assets	28,192,458	97.1	31,798,741	90.4

Total High Quality	28,543,517	98.3	34,311,767	97.5

Other Investments
Non-agency ARM Assets:
A rating	267,555	0.9	177,991	0.5
BBB/Baa rating	143,902	0.5	88,651	0.2
BB/Ba rating and below	20,847	0.1	67,198	0.2
ARM Loans pending securitization	71,025	0.2	549,724	1.6

Total Other Investments	503,329	1.7	883,564	2.5

Allowance for loan losses	—	—	(10,791)	(0.0)

Total ARM portfolio (1)	$29,046,846	100.0%	$35,184,540	100.0%

(1)

As of March 31, 2008, this balance included $5.5 million of Purchased ARM Assets and $23.5 million of ARM Loans. As of December 31, 2007, this balance included $10.7 million of Purchased ARM Assets and $24.5 million of ARM Loans.

As of March 31, 2008, 158 of the 36,316 loans in our $23.5 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $127.1 million. At March 31, 2008, we had 53 REO as a result of foreclosing on delinquent loans with original loan balances of $30.6 million and an associated valuation reserve of $8.3 million. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at March 31, 2008.

At March 31, 2008, our Purchased Securitized Loans totaled $532.8 million. Because we purchased all credit loss classes of these securitizations, we have credit exposure, up to the value of our securities, on the entire balance of underlying loans which totaled $5.7 billion and $6.7 billion at March 31, 2008 and 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of March 31, 2008, 132 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $135.3 million.

We believe that the impairments totaling $555.8 million reflected in our Securitized ARM Loans include all probable credit losses inherent in the ARM loan portfolio at March 31, 2008.

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of March 31, 2008, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $24.2 billion, consisting of TMHL originations of $17.7 billion and bulk acquisitions of $6.5 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$718,833	$14,000,000	$25,000
Unpaid principal balance	$689,933	$14,000,000	$59
Coupon rate on loans	6.03%	8.88%	3.00%
Pass-through rate	5.75%	8.62%	2.67%
Pass-through margin	1.68%	4.74%	0.26%
Lifetime cap	11.11%	18.00%	5.00%
Original term (months)	361	480	120
Remaining term (months)	334	479	63

Geographic distribution (top 5 states):		Property type:
California	30.4%	Single-family	76.9%
New York	10.8	Condominium	17.8
Colorado	8.7	Other residential	5.3
Florida	7.4
Georgia	5.0	Original ARM Loan type:
		Traditional ARM loans	2.9%
Occupancy status:		Hybrid ARM loans	97.1
Owner occupied	69.8%
Second home	19.0	ARM interest rate caps:
Investor	11.2	Initial cap on Hybrid ARM loans:
		3.00% or less	0.9%
Documentation type:		3.01%-4.00%	3.3
Full	87.7%	4.01%-5.00%	78.4
Stated income/no ratio	12.3	5.01%-6.00%	7.0

Loan purpose:		Periodic cap on ARM Loans:
Purchase	50.2%	None	1.4%
Cash out refinance	30.3	1.00% or less	0.8
Rate & term refinance	19.5	Over 1.00%	0.2

Unpaid principal balance:		Percent of interest-only loan balances:	93.8%
$417,000 or less	14.9%
$417,001 to $650,000	15.4	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.3
$1,000,001 to $2,000,000	32.1	FICO scores:
$2,000,001 to $3,000,000	9.0	801 and over	5.0%
Over $3,000,000	9.3	751 to 800	45.3
		701 to 750	31.7
Original effective loan-to-value:		651 to 700	16.0
80.01% and over	1.0%	650 or less	2.0
70.01%-80.00%	48.0
60.01%-70.00%	24.1	Weighted average FICO score:	745
50.01%-60.00%	13.1
50.00% or less	13.8	Weighted average effective original loan-to-value:	66.9%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$629,521	$10,016,162	$13,190
Unpaid principal balance	$611,224	$10,414,425	$30
Coupon rate on loans	6.03%	9.13%	2.75%
Pass-through rate	5.73%	8.42%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.75%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	333	464	38

Geographic distribution (top 5 states):		Property type:
California	43.3%	Single-family	83.3%
New York	7.3	Condominium	15.7
Florida	7.1	Other residential	1.0
New Jersey	4.5
Virginia	3.8	Original ARM Loan type:
		Traditional ARM loans	4.4%
Occupancy status:		Hybrid ARM loans	95.6
Owner occupied	88.6%
Second home	9.2	ARM interest rate caps:
Investor	2.2	Initial cap on Hybrid ARM loans:
		3.00% or less	2.6%
Documentation type:		3.01%-4.00%	0.0
Full	59.3%	4.01%-5.00%	81.7
Stated income/no ratio	40.7	5.01%-6.00%	2.9

Loan purpose:		Periodic cap on ARM Loans:
Purchase	53.5%	None	12.5%
Cash out refinance	27.0	1.00% or less	0.0
Rate & term refinance	19.5	Over 1.00%	0.0

Unpaid principal balance:		Percent of interest-only loan balances:	71.6%
$417,000 or less	12.5%
$417,001 to $650,000	37.8	Weighted average length of remaining interest-only period:	8.9 years
$650,001 to $1,000,000	25.1
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	5.1	801 and over	4.5%
Over $3,000,000	6.0	751 to 800	42.9
		701 to 750	35.4
Original effective loan-to-value:		651 to 700	16.1
80.01% and over	0.6%	650 or less	1.1
70.01%-80.00%	48.5
60.01%-70.00%	26.0	Weighted average FICO score:	744
50.01%-60.00%	12.3
50.00% or less	12.6	Weighted average effective original loan-to-value:	68.1%

As of March 31, 2008 and December 31, 2007, we serviced $14.6 billion and $14.7 billion of our loans, respectively, and had 21,941 and 22,264 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	March 31, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$1,142,232	3.9%	$1,912,144	5.4%
Six-month LIBOR	441,224	1.5	2,025,261	5.8
MTA	733,579	2.5	1,094,778	3.1
Other	742,021	2.6	988,741	2.8

	3,059,056	10.5	6,020,924	17.1

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	3,233,827	11.1	4,474,228	12.7
Over 3 years – 5 years	3,669,069	12.6	3,751,137	10.7
Over 5 years	19,084,894	65.8	20,949,042	59.5

	25,987,790	89.5	29,174,407	82.9

Allowance for loan losses	—	—	(10,791)	(0.0)

	$29,046,846	100.0%	$35,184,540	100.0%

We believe that the impairments totaling $555.8 million reflected in its Securitized ARM Loans included all probable credit losses inherent in the ARM loan portfolio at March 31, 2008.

The ARM portfolio had a weighted average coupon of 5.77% at March 31, 2008. This consisted of a weighted average coupon of 5.80% on the Hybrid ARM Assets and a weighted average coupon of 5.65% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 4.66%, based upon the composition of the portfolio and the applicable indices at March 31, 2008. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 4.41%, also based upon the composition of the portfolio and the applicable indices at that time.

As of December 31, 2007, the ARM portfolio had a weighted average coupon of 5.82%. This consisted of a weighted average coupon of 5.58% on the Hybrid ARM Assets and a weighted average coupon of 5.92% on the Traditional ARM assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 6.01%, based upon the composition of the portfolio and the applicable indices at December 31, 2007. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 6.20%, also based upon the composition of the portfolio and the applicable indices at that time.

At March 31, 2008, the current yield of the ARM Assets portfolio was 6.17% up from 5.77% as of December 31, 2007. The increase in the yield of 40 BPs as of March 31, 2008, compared to December 31, 2007, is primarily due to a 21 BP increase in the weighted average coupon and a 13 BP improvement in yield due to the accretion of the net discount on our portfolio.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 89.5% of the total ARM portfolio, or $26.0 billion at March 31, 2008, compared to 82.9%, or $29.2 billion as of December 31, 2007. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments whose combined Effective Duration is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. Our Hybrid ARM Assets are financed with fixed-rate financing and with short-term borrowings and floating-rate financings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy and curtailed some of our hedging activities. As of March 31, 2008, our Net Effective Duration was approximately 0.86 years.

As of March 31, 2008 and December 31, 2007, we were counterparty to Swap Agreements having an aggregate notional balance of $851.5 million and $8.0 billion, respectively. As of March 31, 2008, our Swap Agreements had a weighted average maturity of 1.6 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.01% and 4.76% at March 31, 2008 and December 31, 2007, respectively. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with a notional balance of $7.0 billion. At March 31, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $211.6 million. For these terminations, the reclassification of OCI to the Consolidated Income Statements will be recognized as the original hedged transactions that are still probable of occurring impact the Consolidated Income Statements. This reclassification totaled $10.3 million in the quarter ended March 31, 2008, and was recorded in interest expense on borrowed funds.

In the quarter ended March 31, 2008, we reclassified $13.5 million of OCI to the Consolidated Income Statements, recorded in (Loss) gain on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. We also reclassified $1.1 million of OCI to the Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring.

As of March 31, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $293.3 million. In the twelve month period following March 31, 2008 based on the current level of interest rates, $209.1 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Consolidated Income Statements as interest expense.

The net unrealized loss on the remaining active Swap Agreements at March 31, 2008 of $14.1 million included no Swap Agreements with gross unrealized gains and gross unrealized losses of $14.1 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. As of March 31, 2008, the net unrealized loss on active Swap Agreements recorded in OCI totaled a net loss of $14.1 million. In the twelve month period following March 31, 2008 based on the current level of interest rates, $8.0 million of these net unrealized losses are expected to be realized through interest expense.

As of March 31, 2008 and December 31, 2007, our Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $593.2 million and $630.9 million, respectively. We also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at March 31, 2008 and December 31, 2007 was $345,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $5.7 million and $6.9 million as of March 31, 2008 and December

31, 2007, respectively, are included in OCI. In the twelve month period following March 31, 2008, $3.3 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.11%. The Cap Agreements had an average maturity of 3.0 years as of March 31, 2008 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of March 31, 2008 and the balance of these same Hybrid ARM Hedging Instruments as of March 31 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of March 31,
	2008	2009	2010	2011	2012	2013
Swap Agreements:
Balance-guaranteed (1) (2)	$851,455	$322,618	$138,284	$78,366	$45,258	$36,206
Cap Agreements (1) (2)	526,085	420,868	118,603	194,797	155,837	135,299

	$1,377,540	$743,486	$256,887	$273,163	$201,095	$171,505

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

(2)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of March 31, 2008 and as of March 31 for each of the following five years (in thousands):

	As of March 31,
	2008	2009	2010	2011	2012	2013
Swap Agreements	$851,455	$309,934	$135,637	$79,462	$47,031	$38,566
Cap Agreements	526,085	427,182	255,092	214,907	213,928	163,869

	$1,377,540	$737,116	$390,729	$294,369	$260,959	$202,435

We recorded a net loss of $18.5 million on Derivatives during the quarter ended March 31, 2008. This loss consisted of a net loss of $4.5 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $13.5 million and a net loss of $489,000 on other Derivative transactions. We recorded a net gain of $6.7 million on Derivatives during the same period in 2007. This gain consisted of a net loss of $795,000 on Pipeline Hedging Instruments and a net gain of $820,000 on other Derivative transactions partially offset by a net gain of $6.7 million on commitments to purchase loans from correspondent lenders and bulk sellers. While the majority of the net loss for the quarter ended March 31, 2008 was due to the termination of Swap Agreements, the net loss on Derivatives is also driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions and Originations

During the quarter ended March 31, 2008, we purchased $1.3 billion of Purchased ARM Assets, 99.8% of which were High Quality assets and we purchased or originated $548.7 million of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during the first quarter of 2008, 100% were Hybrid ARM Assets and none were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	For the three months ended
	March 31, 2008		March 31, 2007
ARM securities:
Agency Securities	$—	—%	$2,323,709	41.7%
High Quality, privately issued	1,264,171	69.6	1,414,036	25.4
Other privately issued	2,255	0.1	—	0.0

	1,266,426	69.7	3,737,745	67.1

ARM loans:
Bulk acquisitions	—	0.0	107,307	1.9
Correspondent originations	255,104	14.1	1,467,861	26.4
Wholesale origination	284,073	15.7	228,860	4.1
Direct retail originations	9,502	0.5	28,288	0.5

	548,679	30.3	1,832,316	32.9

Total acquisitions	$1,815,106	100.0%	$5,570,061	100.0%

As of March 31, 2008, we had commitments to purchase $114.0 million of ARM Loans, net of estimated fallout of 46.2%. From April 1, 2008 through June 10, 2008, we purchased or originated ARM loans totaling $241.1 million.

Securitization Activity

During the quarter ended March 31, 2008, we securitized $991.7 million of our ARM Loans into one Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM Loans to a separate bankruptcy-remote legal entity, on a consolidated basis we did not account for these securitizations as sales and, therefore, did not record any gain or loss in connection with the securitizations. We retained $134.9 million of the resulting securities for our ARM Loan portfolio and financed $856.8 million with third-party investors, thereby providing long-term collateralized financing for these assets which is not subject to margin calls. As of March 31, 2008 and December 31, 2007, we held $22.3 billion and $21.4 billion, respectively, of ARM Loans Collateralizing Debt. As of March 31, 2008 and December 31, 2007, we held $1.1 billion and $2.6 billion, respectively, of Securitized ARM Loans as a result of our securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

Prepayment Experience

For the quarter ended March 31, 2008, our mortgage assets paid down at an approximate average CPR of 12%, compared to 10% for the quarter ended December 31, 2007 and 15% for the quarter ended March 31, 2007. When prepayment expectations over the remaining life of the assets increase, and all other interest rate variables are held constant, we accrete our net discount over a shorter time period, resulting in an increased yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would accrete the net discount over a longer time period, resulting in a lower yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the accretion of the net discount, as appropriate.

Liquidity, Capital Resources and Going Concern

As described in Note 1 to the Consolidated Financial Statements, we have substantial doubt as to our ability to continue as a going concern as of March 31, 2008. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity and the continued availability of financing for our ARM Assets. As of March 6, 2008, we were unable to satisfy margin calls approximating $610 million. By March 12, 2008, we had received notices of events of default from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which have been subsequently cured). On March 17, 2008, we entered into a 364-day Override Agreement with our remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Override Agreement” for a more complete description of the Override Agreement.) Pursuant to the Override Agreement, haircuts for MBS were specified, the spread to LIBOR of the financing was fixed, margin requirements for our Reverse Repurchase Agreements were reduced and the counterparties’ right to invoke further margin calls was suspended for 364 days subject to several conditions, one of the most significant of which was that we raise $1 billion in new capital.

With the Override Agreement in place, we completed a Financing Transaction through the private placement of up to $1.35 billion in principal amount of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and participations in a Principal Participation Agreement on March 31, 2008. Of the $1.35 billion amount, $200.0 million is held in escrow. The rate of interest payable on the Senior Subordinated Notes, the termination of the Principal Participation Agreement and the issuance of additional Senior Subordinated Notes in exchange for the $200.0 million of escrowed funds are dependent upon the following events:

(1) Shareholder approval of charter amendment to increase the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008, and

(2) Completion of a successful Tender Offer for at least 90% of the total outstanding shares of Preferred Stock (which is equivalent to 90% of the aggregate liquidation preference of all outstanding shares of Preferred Stock) and at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by June 30, 2008. Completion of a successful Tender Offer requires approval from the holders of our voting stock and each series of Preferred Stock of an amendment to our charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock, and

(3) Issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the $200.0 million in escrowed funds by June 30, 2008.

As a result of the delay in completing the accounting and valuation of the Financing Transaction, and the resulting delay in the filing of our Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to allow for the resale of these Common Stock shares that have already been issued as a result of the exercise of the Initial Warrants and the Override Warrants and to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. We expect to file a resale prospectus with the SEC shortly after filing this Form 10-Q for the quarter ended March 31, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. We are seeking amendments and consents to the extension of the escrow and the deadline for successfully completing the Tender Offer until September 30, 2008. We may not be able to obtain the required amendments and consents or successfully complete the Tender Offer.

We believe that the successful completion of these events is vital to allow us to continue as a going concern. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of our ARM Assets subsequent to the term of the Override Agreement raise substantial doubt about our ability to continue as a going concern for the foreseeable future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We used the proceeds of the Financing Transaction to pay all of our then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create a liquidity fund of $350.0 million to provide a cushion to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims and to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. We intend to use the remaining proceeds for general working capital to enable us to resume normalized business operations. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral there under other than as provided in the Override Agreement. On March 31, 2008, we had readily available liquidity of approximately $590.0 million, including the Liquidity Reserve Fund of $350.0 million.

In the first quarter of 2008, we also sold ARM assets financed with recourse financing totaling $4.3 billion at a net loss of $651.6 million in order to reduce our exposure to margin calls. We also permanently financed $1.7 billion of ARM assets previously financed with recourse financing at a net loss of $126.1 million.

As of March 31, 2008, our portfolio consisted of 96.3% AAA-rated assets and 3.7% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms, market prices or liquidity materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007.

Sources of Funds

Our primary sources of new funds for the quarter ended March 31, 2008 were the proceeds from the Financing Transaction, the proceeds from the sale of Common Stock and Series F Preferred Stock in January 2008, the successful completion of a Collateralized Mortgage Debt transaction, principal and interest payments from ARM Assets, as well as proceeds from the sale of ARM Assets net of the payoff of financings of those assets. Using Collateralized Mortgage Debt as financing effectively eliminates rollover and margin call risk for the related portion of our balance sheet.

As of March 31, 2008, we had $5.8 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement and $471.1 million outstanding with a counterparty not party to the Override Agreement, for a total outstanding balance of $6.2 billion. As a condition to the Override Agreement, we have agreed to terminate our Reverse Repurchase Agreements with our sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. At March 31, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.36% and a weighted average remaining maturity of 11.7 months. Interest expense on Reverse Repurchase Agreements for the three months ended March 31, 2008, included non-recurring fees totaling $70.0 million for committed lines ($5.2 million) and the termination of certain Reverse Repurchase Agreements ($64.8 million).

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement.

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007, provided us with an alternative way to finance our High Quality ARM Assets portfolio. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constitutes a default under the Asset-backed CP program. The notes are collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collateralized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 3.82% at March 31, 2008.

As of March 31, 2008, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $22.4 billion. The debt matures between 2033 and 2048 and is callable at our option at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

In connection with the Collateralized Mortgage Debt, we structured certain securitization transactions with expected final distribution dates that preceded the final maturity dates of the underlying collateral. Accordingly we are obligated to refinance or reissue the Collateralized Mortgage Debt associated with any residual underlying collateral for the remaining life of the collateral at current interest rates. In order to achieve this, we issued securities that contained an auction process. Through the auction process, we agreed to purchase or cause the purchase of any securities that remained outstanding on the auction date at an amount equal to the certificates’ outstanding principal balance or par. In order to ensure a AAA rating on the highest rated classes of these securities, we facilitated an auction agreement between the respective trust and a AAA/AA counterparty, and entered into an offsetting auction agreement between the AAA/AA counterparty and us.

With respect to the former, we arranged and paid a fee on behalf of certain trusts holding the ARM Loans Collateralizing Mortgage Debt to enter into Forward Auction Agreements with AAA/AA rated counterparties that obligated the Forward Auction Agreement counterparty to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the trusts. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Forward Auction Agreement counterparty. Neither the trusts nor the Forward Auction Agreement counterparties are required to post any margin to collateralize these future obligations. The purpose of these agreements is to ensure to the degree sufficient to obtain a AAA rating on the most senior classes of the securitization that the certificate holders of our Collateralized Mortgage Debt will be paid in full at the auction date.

In the respective offsetting agreements, we received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction counterparties whereby we are obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to us. We are required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $483.3 million at March 31, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that we bear the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. Our obligation is covered by the Override Agreement and, accordingly, we are not exposed to additional requests for collateral on the Forward Auction Agreements during its term. The collateral posted on the Forward Auction Agreements by us as of March 31, 2008 (dollars in thousands) is as follows:

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1mo CPR (13%)	Collateral Held by Forward Auction Agreement Counterparties
2008	$4,702,888	$4,512,436	$174,506
2009	3,932,857	3,376,525	199,854
2010	257,520	107,128	31,028
2011	4,171,781	2,477,143	51,530
2012	3,329,525	1,858,382	26,362

Total	$16,394,571	$12,331,614	$483,280

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds and mortgage spreads. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at March 31, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	200	250	300	350	400	450	500
Actual 1 Month (13%)	$300.8	$249.7	$112.9	$(93.5)	$(304.3)	$(515.2)	$(726.1)
15%	286.3	235.6	102.3	(97.3)	(303.8)	(510.4)	(716.9)
20%	254.3	205.0	78.9	(102.5)	(289.5)	(476.6)	(663.6)
25%	226.3	178.4	59.0	(106.2)	(276.0)	(445.7)	(615.4)
30%	201.9	155.4	42.2	(108.6)	(263.0)	(417.4)	(571.8)
35%	180.7	135.6	28.3	(109.8)	(250.6)	(391.5)	(532.3)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average portfolio lifetime CPR estimated on March 31, 2008 was 20.8%. The spreads on prime collateral backed, AAA-rated MBS at March 31, 2008 were at the extreme high end of historical observations and ranged from 350 to 500 BPs. Since March 31, 2008, CPR’s have increased in general and spreads have decreased by between 100 and 150 BPs.

The fees paid by us on behalf of the trusts exceed the fees received by us from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by us are accreted into income on a scheduled basis that results in income and expense recognition that is not consistently offsetting. In the quarter ending March 31, 2008 income recognized on the Forward Auction Agreements totaled $5.6 million and the associated expense totaled $6.3 million.

Due to the defaults on Reverse Repurchase Agreements in March 2008 described above, our ability to finance additional borrowings under its whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each have a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. We are currently not in compliance with the leverage requirement and have received a waiver of this covenant through June 30, 2008. Additionally, the warehouse lenders have agreed to amend the leverage requirement calculation. We have also obtained a waiver of a covenant requiring timely filing of our Form 10-Q for the period ended March 31, 2008. The waiver extended the filing deadline to June 18, 2008.

Mortgage security market valuations remain volatile, mortgage-backed securities trading remains limited and mortgage-backed securities financing markets remain challenging as the industry continues to report negative news. As a result, we expect to continue to operate with a historically low level of leverage and to continue to take actions that would support higher levels of liquidity and available cash.

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At March 31, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 22.38%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. For purposes of this calculation, we have treated Reverse Repurchase Agreements as if they were subject to margin calls, even though they are not subject to such calls, for the term of the Override Agreement because we believe it is prudent to do so. Since we may not enter into new Reverse Repurchase Agreements during the term of the Override Agreement, we expect to operate at lower levels of leverage during the term of the Override Agreement than we have historically experienced because we expect our asset growth during that period to result primarily from loan originations which we generally expect to securitize in Collateralized Mortgage Debt transactions which represent long-term non-recourse financing.

Recourse or marginable debt generally consists of Reverse Repurchase Agreements and whole loan financing facilities. These borrowings are generally based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis, need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009 and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. Our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets.

We use the Adjusted Equity-to-Assets Ratio as a way to measure our capital cushion relative to those recourse borrowings subject to margin call. While we are not subject to margin calls during the term of the Override Agreement, if market values of ARM Assets decline significantly after March 16, 2009, resulting in margin requirements greater than our then readily available liquidity, we could be forced to liquidate ARM Assets, potentially at a loss.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Our Collateralized Mortgage Debt only requires approximately 2% to 7% of equity capital to support these financings, versus our 8% minimum capital requirement on our recourse borrowings. As we enter into additional Collateralized Mortgage Debt Financing Transactions, they have the effect of increasing our Adjusted Equity-to-Assets Ratio. Therefore, we could retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes, Senior Subordinated Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital. The PPA and Additional Warrant Liability, which when the Escrow Release Conditions occur, will be reclassified into equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amount in thousands):

	March 31, 2008	December 31, 2007
Assets	$30,797,204	$36,272,361
Adjustments:
Net unrealized gain on Purchased ARM Assets recorded in accumulated other comprehensive loss	(28,068)	(22,903)
Net unrealized loss on Hedging Instruments	50,701	49,891
ARM Loans Collateralizing Debt	(22,348,641)	(21,383,177)
Cap Agreements	(55,591)	(67,032)

Adjusted assets	$8,415,605	$14,849,140

Shareholders’ (deficit) equity	$(2,072,373)	$1,759,734
Adjustments:
Preferred Stock	1,001,589	—
Accumulated other comprehensive loss	285,216	172,432
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	22,484,442	21,246,086
ARM Loans Collateralizing Debt	(22,348,641)	(21,383,177)
Cap Agreements	(55,591)	(67,032)

	80,210	(204,123)
Senior Notes	305,000	305,000
Senior Subordinated Notes (face value)	923,021	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	1,121,021	—

Adjusted shareholders’ equity	$1,883,684	$2,273,043

Adjusted Equity-to-Assets Ratio	22.38%	15.31%

GAAP equity-to-assets ratio	(6.73)%	4.85%

Ratio of historical equity-to-historical assets	0.73%	4.09%

Ratio of long-term equity-to-historical assets	2.60%	6.82%

Total risk-based capital /risk-weighted assets	7.71%	16.57%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it excludes Senior Notes, Senior Subordinated Notes, Subordinated Notes and the PPA and Additional Warrant Liability from our equity calculation. We are able to carry additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have an initial fixed capital requirement of approximately 2% to 7% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio of 0.73% is below the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio due to the liquidity problems we experienced this quarter and the losses reflected in our the Consolidated Income Statements.

The third alternative capital utilization measurement is the ratio of long-term equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This calculation also includes Senior Notes, Senior Subordinated Notes, Subordinated Notes and the PPA and Additional Warrant Liability as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by long-term capital. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term equity position.

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Our risk-based capital ratio of 7.71% is below the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized” due to the liquidity problems we experienced this quarter and the losses reflected in our the Consolidated Income Statements.

Equity Transactions

In January 2008, we received net proceeds of 229.8 million from the concurrent public offerings of 8,050,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

During the three-month period ended March 31, 2008, we issued 23,670,224 shares of Common Stock under the DRSPP and received net proceeds of $258.3 million.

On January 4, 2008, we declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, our Board of Directors determined that we did not have sufficient liquidity to make our next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and we did not declare or pay dividends on the Series F Preferred Stock on May 15, 2008. Dividends on Preferred Stock accumulate whether or not we have earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. We have not accrued the cumulative unpaid dividends because they have not been declared as of March 31, 2008. Cumulative unpaid dividends on Preferred Stock dividends totaled $15.3 million at March 31, 2008. However, at our annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to our charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit us from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative and eliminate all accrued but unpaid dividends, and eliminate substantially all voting rights of the preferred stockholders. We must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. We intend to seek such consents in connection with the Tender Offer.

We intend to conduct a Tender Offer for all of our outstanding shares of Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis. The cash portion of the Tender Offer will be partially financed by up to $200.0 million in funds escrowed in connection with the Financing Transaction. If the Escrow Release Conditions are not satisfied by June 30, 2008, the escrow will terminate and the escrowed funds will be returned to the investors who contributed the escrowed funds and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes. The Tender Offer will be successfully completed if we receive valid tenders for at least 90% of the total outstanding shares of Preferred Stock (which is equivalent to 90% of the aggregate liquidation preference of all outstanding shares of Preferred Stock) and at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by June 30, 2008. Completion of a successful Tender Offer requires approval from the holders of our voting stock and each series of Preferred Stock of an amendment to our charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. Pursuant to the terms of the Financing Transaction, we must use our best efforts to successfully complete the Tender Offer. Because the success of the Tender Offer is outside of our control, Preferred Stock is not considered permanent equity as of March 31, 2008 and has been reflected in the mezzanine section of the Consolidated Balance Sheets.

Off-Balance Sheet Commitments

As of March 31, 2008, we had commitments to purchase or originate the following amounts of ARM loans, net of estimated fallout of 46.2% (in thousands):

ARM loans – correspondent originations	$95,532
ARM loans – wholesale originations	14,534
ARM loans – direct originations	3,978

$114,044

Contractual Obligations

As of March 31, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$6,175,431	$6,175,431	$—	$—	$—
Asset-backed CP	300,000	300,000	—	—	—
Collateralized Mortgage Debt (1)	22,484,442	36,577	87,967	136,625	22,223,273
Whole loan financing facilities	51,203	51,203	—	—	—
Senior Notes	305,000	—	—	—	305,000
Senior Subordinated Notes (face value)	1,150,000	—	—	—	1,150,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$30,706,076	$6,563,211	$87,967	$136,625	$23,918,273

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

Results of Operations For the Three Months Ended March 31, 2008

For the quarter ended March 31, 2008, our net loss was $3.3 billion, or $20.64 per share, based on weighted average shares of Common Stock outstanding of 161,609,000. That compares to net income of $75.0 million, or $0.62 per share for the quarter ended March 31, 2007, based on weighted average shares of Common Stock outstanding of 114,077,000.

(Loss) gain on ARM Assets, net for the quarters ended March 31, 2008 and, 2007 consisted of the following (in thousands):

	2008	2007
(Loss) gain on sale of ARM Assets:
ARM securities	$(650,441)	1,848
Purchased Securitized Loans	(1,164)
Securitized ARM Loans	(126,097)

	(777,702)	1,848

Other-than-temporary impairment charges:
ARM securities	(1,172,613)
Purchased Securitized Loans	(60,826)
Securitized ARM Loans	(306,143)
ARM loans held for securitization	(2,427)

	(1,542,009)	—

Loss on sale of REO	(692)	—

Total	$(2,320,403)	1,848

We realized a loss of $651.6 million on the sale of $4.3 billion of Purchased ARM Assets during the quarter ended March 31, 2008 and a loss of $126.1 million on the permanent financing of $1.7 billion of Securitized ARM Loans, for a total realized loss of $777.7 million. We also recognized losses of $1.2 billion and $60.8 million at March 31, 2008, in other than temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively. Losses of $306.1 million and $2.4 million were recognized at March 31, 2008 on our Securitized ARM Loans and ARM loans held for securitization, respectively, to record those assets at the lower of cost or fair value. There is substantial doubt about our ability to continue as a going concern. In addition, we may not have the ability to hold our Purchased ARM Assets, Securitized ARM Loans and ARM loans held for securitization to maturity and, accordingly, have recognized the losses enumerated above totaling $1.5 billion in Loss (Gain) on ARM Assets in the Consolidated Income Statements for the three months ended March 31, 2008.

We recorded Senior Subordinated Notes charges of $457.1 million, including a loss in fair value of $428.6 million and the write-off of failed and allocated issuance costs of $28.5 million. We recorded PPA and Additional Warrant Liability charges of $552.6 million, including a loss in fair value of $520.5 million and the write-off of allocated issuance costs of $32.1 million.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Mar 31, 2006	16.29%	1.31%	1.07%	1.67%	(1.06)%	0.43%	12.88%
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.98%	1.59%	1.24%	1.55%	(1.45)%	0.91%	13.14%
June 30, 2007	18.19%	0.52%	1.24%	1.68%	(0.09)%	0.95%	13.89%
Sep 30, 2007	7.64%	(2.32)%	1.31%	0.00%	240.77%	2.16%	(234.28)%
Dec 31, 2007	20.52%	0.21%	1.38%	0.00%	161.52%	4.72%	(147.32)%
Mar 31, 2008	16.94%	(0.11)%	2.42%	0.00%	1,348.41%	11.68%	(1,345.46)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes loss (gain) on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

Our ROE decreased from the first quarter of 2008 compared to the same period in 2007 primarily due to $1.5 billion in other-than-temporary impairment losses, the sale of $4.3 billion of Purchased ARM Assets at a net loss of $651.6 million , the permanent financing of $1.7 billion of Securitized ARM Loans at a net loss of $126.1 million, and losses totaling $949.1 for the change in fair value of the PPA and Additional Warrant Liability and the Senior Subordinated Notes. These events are primarily a result of the decline in market prices for mortgage-backed securities beginning in August 2007 and the resultant liquidity crisis.

The following table presents the components of our net interest income for the quarters ended March 31, 2008 and 2007:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended March 31,
	2008	2007
Coupon interest income on ARM assets	$521,774	$728,417
Accretion (amortization) of net discount/premium	6,116	(7,917)
Cash and cash equivalents	5,176	3,558

Interest income	533,066	724,058

Reverse Repurchase Agreements and Asset-backed CP	178,164	414,610
Collateralized Mortgage Debt	276,340	264,386
Whole loan financing facilities	6,851	19,957
Senior, Senior Subordinated and Subordinated Notes	10,684	10,673
Hedging Instruments	19,037	(76,248)

Interest expense	491,076	633,378

Net interest income	$41,990	$90,680

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended March 31,
	2008			2007
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$33,888,393	6.23%	$527,890	$53,052,087	5.43%	$720,500
Cash and cash equivalents	671,691	3.08	5,176	304,410	4.68	3,558

	34,560,084	6.17	533,066	53,356,497	5.43	724,058

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	10,646,730	6.69	178,164	30,749,076	5.39	414,610
Plus: (Benefit) cost of Hedging Instruments (2)		0.48	12,752		(0.84)	(65,175)

Hedged Reverse Repurchase Agreements and Asset-backed CP		7.17	190,916		4.55	349,435

Collateralized Mortgage Debt	21,391,029	5.17	276,340	18,799,367	5.63	264,386
Plus: (Benefit) cost of Hedging Instruments (2)		0.12	6,285		(0.24)	(11,073)

Hedged Collateralized Mortgage Debt		5.29	282,625		5.39	253,313

Whole loan financing facilities	536,540	5.11	6,851	1,344,319	5.94	19,957
Senior, Senior Subordinated and Subordinated Notes	559,516	7.64	10,684	545,000	7.83	10,673

	33,133,815	5.93	491,076	51,437,762	4.93	633,378

Net interest-earning assets and spread	$1,426,269	0.24%	$41,990	$1,918,735	0.50%	$90,680

Portfolio Margin (3)		0.49%			0.68%

(1)	Effective rate includes impact of amortizing/accreting ARM assets net premium/discount.
(2)

Includes Swap Agreements with notional balances of $851.5 million and $41.3 billion as of March 31, 2008 and 2007, respectively, and Cap Agreements with net notional balances of $593.2 million and $749.4 million as of March 31, 2008 and 2007, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended March 31, 2008 versus 2007
	Rate	Volume	Total
Interest Income:
ARM assets	$105,908	$(298,518)	$(192,610)
Cash and cash equivalents	(1,213)	2,831	1,618

	104,695	(295,687)	(190,992)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	201,956	(360,475)	(158,519)
Collateralized Mortgage Debt	(4,931)	34,243	29,312
Whole loan financing facilities	(2,793)	(10,313)	(13,106)
Senior, Senior Subordinated and Subordinated Notes	(266)	277	11

	193,966	(336,268)	(142,302)

Net interest income	$(89,271)	$40,581	$(48,690)

Net interest income decreased $48.7 million in the first quarter of 2008, from the same quarter of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The decreased average size of our portfolio during the first quarter of 2008 compared to the same period of 2007 decreased interest income in the amount of $295.7 million and interest expense in the amount of $336.3 million, for a net increase in interest income of $40.6 million. The average balance of our interest-earning assets was $34.5 billion during the quarter ended March 31, 2008, compared to $53.4 billion during the same period of 2007 — a decrease of 34.0%. As a result of the yield on our interest-earning assets increasing to 6.17% during the first quarter of 2008 from 5.43% during the same quarter of 2007, an increase of 74 BPs, and our cost of funds increasing to 5.93% from 4.93% during the same period, an increase of 100 BPs, there was a net unfavorable rate variance of $89.3 million. Interest expense on Reverse Repurchase Agreements for the three months ended March 31, 2008, included non-recurring fees totaling $70.0 million for committed lines ($5.2 million) and the termination of certain Reverse Repurchase Agreements ($64.8 million).

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Mar 31, 2006	$42,808	5.10%	0.21%	4.89%	4.22%	0.67%	0.83%
Jun 30, 2006	$46,183	5.21%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%
Jun 30, 2007	$54,359	5.55%	(0.02)%	5.57%	5.00%	0.57%	0.75%
Sep 30, 2007	$46,593	5.72%	0.38%	5.34%	5.26%	0.08%	0.31%
Dec 31, 2007	$36,297	5.82%	0.09%	5.73%	5.04%	0.69%	0.96%
Mar 31, 2008	$34,560	6.03%	(0.14)%	6.17%	5.93%	0.24%	0.49%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing/accreting premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Mar 31, 2006	0.23%	0.05%	(0.07)%	0.21%
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%
Jun 30, 2007	(0.01)%	0.03%	(0.04)%	(0.02)%
Sep 30, 2007	0.31%	0.03%	0.04%	0.38%
Dec 31, 2007	0.06%	0.02%	0.01%	0.09%
Mar 31, 2008	(0.15)%	0.03%	(0.02)%	(0.14)%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

We recorded a net loss of $18.5 million on Derivatives during the first quarter of 2008, which consisted of a net loss of $4.5 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated swaps of $13.5 million and a net loss of $489,000 on other Derivative transactions. We recorded a net gain of $6.7 million on Derivatives during the same period in 2007. This gain consisted of a net loss of $795,000 on Pipeline Hedging Instruments and a net gain of $820,000 on other Derivative transactions, partially offset by a $6.7 million net gain on commitments to purchase loans from correspondent lenders and bulk sellers.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Mar 31, 2006	0.05%	0.08%	0.11%	0.24%
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%
Jun 30, 2007	0.05%	0.07%	0.07%	0.19%
Sep 30, 2007	0.05%	0.00%	(0.05)%	0.00%
Dec 31, 2007	0.06%	0.00%	0.05%	0.11%
Mar 31, 2008	0.07%	0.00%	0.04%	0.11%

The most significant decreases to our operating expenses for the quarter ended March 31, 2008 compared to March 31, 2007 were the $13.2 million decrease in long-term incentive award expense due to the decrease in our stock price and an $8.3 million decrease in the performance-based management fees paid to the Manager due to our net loss for the quarter. These decreases were partially offset by increased shareholder relations, accounting and legal fees as well as increased expenses related to the operations of TMHL due to decreased loan production and resultant capitalized loan origination costs.

The provision for income taxes for the period ended March 31, 2008 was $1.2 million, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $3.1 million and deferred taxable income of $199,000. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the period ended March 31, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements.

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

As a financial institution that has only U.S.-dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk encompasses liquidity risk and interest rate risk, both of which arise in the normal course of business of a financial institution. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Liquidity, Capital Resources and Going Concern” section beginning on page 74. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income and interest expense. Interest rate risk also includes the risk that changes in interest rates will result in changes in the market value of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2008. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of March 31, 2008.

The effects of Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our ARM Assets including constraints on the repricing of the interest rates of ARM Assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses, are excluded. The Effective Duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Net Portfolio Effective Duration

March 31, 2008

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.64 Years	0.61 Years	0.67 Years	0.66 Years	0.71 Years
Hybrid ARMs	2.96	3.02	2.93	3.15	2.88

Total ARM Assets	2.65	2.71	2.64	2.82	2.60

Borrowings and hedges	(0.78)	(0.78)	(0.77)	(0.72)	(0.76)

Net Effective Duration	0.86 Years	0.89 Years	0.86 Years	0.98 Years	0.85 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Duration of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.2, 2.0 and 1.5 years respectively.

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

Our earnings model base case at March 31, 2008 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months which could include an adjustment in interest rate management strategies as interest rates change, was 35.0%, 69.7%, (28.1)% and (56.5)%, respectively, of projected net income for the twelve months ended March 31, 2009. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

Interest rates can also affect our net return on Hybrid ARM Assets (net of the cost of financing Hybrid ARM Assets). We estimate the Effective Duration of our Hybrid ARM Assets and have a policy to hedge the financing of the Hybrid ARM Assets such that the Net Effective Duration is less than one year. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy. During a declining interest rate environment, the prepayment of Hybrid ARM Assets may accelerate causing the amount of fixed-rate financing to increase relative to the amount of Hybrid ARM Assets, possibly resulting in a decline in our net return on Hybrid ARM Assets as replacement

Hybrid ARM Assets may have lower yields than the ones paying off. In contrast, during a rising interest rate environment, Hybrid ARM Assets may prepay slower than expected, requiring us to finance more Hybrid ARM Assets with more costly funds than was originally anticipated, resulting in a decline in our net return on Hybrid ARM Assets. In order to manage our exposure to changes in the prepayment speed of Hybrid ARM Assets, we regularly monitor the balance of Hybrid ARM Assets and make adjustments to the amounts anticipated to be outstanding in future periods and, on a regular basis, make adjustments to the amount of our fixed-rate borrowing obligations in future periods. However, at March 31, 2008, we had Swap Agreements having aggregate notional balances of $851.5 million, down from $8.0 billion at December 31, 2007 and $41.3 billion at March 31, 2007. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million to terminate Swap Agreements with a notional balance of $7.0 billion.

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

The prepayment rate on our ARM Assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to accrete the net discount on our ARM Assets faster, resulting in a higher yield on our ARM Assets. Additionally, if prepayment proceeds cannot be reinvested in ARM Assets having similar yields to those being replaced, our earnings may be adversely affected. Conversely, the prepayment rate on our ARM Assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to accrete the net discount paid for our ARM Assets over a longer time period, resulting in a reduced yield on our ARM Assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also decline due to slower prepayments.

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

We also elected to record the Senior Subordinated Notes at fair value. Changes in their fair value are recognized in earnings apart from operating interest income and expense activity. Thus, changes in interest rates impact earnings as either a gain or a loss. Increases in interest rates act to decrease the value of the Senior Subordinated Notes and result in a gain. Decreases in interest rates act to increase the their value and result in a loss. Gains or losses can vary widely impacting Net (loss) income. The stated interest rate in effect on the Senior Subordinated Notes is not impacted nor is the discount that is being amortized as an adjustment to yield.

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable (loss) income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended March 31
	2008	2007
REIT Taxable income per share	$0.17	$0.64
Other-than-temporary impairment losses	(9.53)	—
Non-deductible capital losses	(5.03)	—
Other non-deductible losses	(6.25)	—
Taxable REIT subsidiary (loss) income	(0.17)	(0.02)
Hedging Instruments, net	0.20	0.02
Timing of dividend on Preferred Stock	(0.07)	—
Provision for credit losses	0.04	(0.01)
Long-term incentive plan expense	0.00	(0.02)
Other	0.00	0.01

GAAP EPS	$(20.64)	$0.62

We estimate that our undistributed taxable income was $26.8 million or $0.16 per share as of March 31, 2008.

Other Matters

We have, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT. Accordingly, we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as certain asset, income, stock ownership and distribution tests are met. We must (1) distribute at least 85% of our taxable income by the end of each calendar year (or declare the distribution in October, November or December of the calendar year and pay it in January of the succeeding year) and (2) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration.

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

We are no longer subject to examination by federal or state taxing authorities for years before 2004. At March 31, 2008, we did not have any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. We recognize interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. We do not have any amount accrued for interest and penalties.

In the third quarter of 2007, market conditions forced us to dispose of a significant portion of our portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. Also in the third quarter of 2007, we were compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain that is potentially not eligible for exclusion from gross income for the 2007 tax year under the special REIT hedging rule for purposes of the 95% gross income test.

The treatment of gains for the disposition or termination of such Swap Agreements for purposes of the 95% gross income test is not clear, and if such gross income is not qualifying for the 95% gross income test, then we may have failed that test for the 2007 taxable year. We believe that our failure of the 95% gross income test would be considered to be due to reasonable cause and not willful neglect. As such, the applicable tax law provides that we would not be disqualified as a REIT for failure of the 95% gross income test, provided that we complied with certain reporting requirements and paid a tax based, in part, on the amount by which we failed the test. To the extent we are considered to have failed the 95% gross income test, we expect that any tax due would be less than $300,000 because the amount by which we would be considered to have failed the 95% gross income test would be less than one percent.

In January 2008, our special tax counsel rendered an opinion concluding we had qualified to be taxed as a REIT beginning with the taxable year ended December 31, 1993, through the taxable year ended December 31, 2007, and our organization and current and proposed method of operation will enable us to meet the requirement for qualification and taxation as a REIT in subsequent years.

Although as described above, we may have failed the annual 95% gross income test for our 2007 taxable year, we believe that any such failure would be considered due to reasonable cause and not willful neglect. Moreover, our special tax counsel, in providing the opinion mentioned in the immediately preceding paragraph, has concluded that if we are considered to have failed the 95% gross income test for the 2007 taxable year, that such failure will be considered to be due to reasonable cause and not willful neglect such that the failure will not result in our disqualification as a REIT for the 2007 taxable year. Opinions of counsel are not, however, binding on the Service or the courts. If, notwithstanding the opinion of our special tax counsel, the Service were to assert that we failed the 95% gross income test for the 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, our status as a REIT would terminate for the 2007 taxable year. We would not be eligible to again elect REIT qualification until the 2012 taxable year.

Our taxable REIT subsidiaries provide for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

The provision for income taxes for the quarter ended March 31, 2008 was $1.2 million, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $3.1 million and deferred taxable income of $199,000. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the quarter ended March 31, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximates $288 million. We have established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at March 31, 2008 as it is not more likely than not that the deferred tax assets will be realized.

Terms of the Financing Transaction are dependent upon our ability to satisfy the Escrow Release Conditions. Characterization of our rights, on the one hand, and the participants, on the other hand, under the Principal Participation Agreement is not clear for federal income tax purposes. If the Escrow Release Conditions do not occur, then, under the terms of the Principal Participation Agreement, our rights to certain principal collections on assets owned by us that are subject to the Override Agreement would be viewed as having been transferred by us to the participants in the Principal Participation Agreement. Our failure to satisfy the Escrow Release Conditions would adversely affect our ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of our REIT status.

If its REIT status is terminated, we would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with TMHS, TMHL and Adfitech. As a C-Corporation, we, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended March 31, 2008. If we elected to file a consolidated income tax return, our income tax provision would include the operations of TMHS, TMHL and Adfitech . The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is not more likely than not that the tax benefits would be realized. We estimate that if required to be taxed as a C-Corporation in 2008, the potential income tax expense for the first quarter could approximate $10 million—$20 million. Also, as a C-Corporation, we would not be subject to the REIT distribution requirement nor the related deductions from taxable income. As such, we would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement.

We suspended our dividend on Common Stock for the term of the Override Agreement. However, we may declare a dividend in December 2008 for payment in January 2009 of up to 87% of our taxable income for 2008. Applicable tax rules permit distributions paid in 2009 to qualify towards satisfaction of the 2008 90% REIT distribution requirement. We have performed a projection of our 2008 taxable income and have determined that we should have the wherewithal to satisfy both (1) the January 2009 distribution as allowed by the Override Agreement and (2) an incremental distribution to be declared by the time we file our 2008 tax return and paid no later than the date of the first regular dividend payment after the declaration.

We are in compliance with the annual 75% and 95% gross income test for our 2008 taxable year based on operations through March 31, 2008 and expect to maintain compliance through December 31, 2008. We believe it is more likely than not that the Escrow Release Conditions will be satisfied and that the Principal Participation Agreement will be terminated. As a result of satisfying the Escrow Release Conditions and our annual asset, income, distribution and stock ownership tests, we believe that it is more likely than not that we will qualify to be taxed as a REIT for the year ending December 31, 2008.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we were to become regulated as an investment company, our use of leverage would be substantially reduced. The Investment Company Act exempts from regulation entities that are “primarily engaged” in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” In order to maintain our exempt status under the Investment Company Act, current SEC staff interpretations require that at least 55% of our assets must consist of Qualifying Interests, as such term has been defined by the SEC staff. In addition, unless certain mortgage-backed securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage-backed securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. We calculated that we are in compliance with this requirement.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is incorporated by reference from the information in Part I, Item 2 under the captions “General - Hedging Strategies”, “Interest Rate Risk Management” and “Market Risks.”

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended March 31, 2008, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In re Thornburg Mortgage Inc., Securities Litigation, filed May 27, 2008 United States District Court, District of New Mexico

This consolidated proceeding encompasses the actions previously reported as Slater v. Thornburg, Gonsalves v. Thornburg, Smith v. Thornburg Mortgage, Inc., Sedlmyer v. Thornburg Mortgage, Inc., and Snydman v. Thornburg Mortgage, Inc. On May 27, 2008, counsel for the lead plaintiffs filed a consolidated amended complaint (“CAC”) against the Company, certain of the Company’s officers and directors, and the underwriters of some of the Company’s securities offerings. The CAC alleges that the Company and certain individual defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiffs and the members of the putative class purchased Common Stock at these artificially inflated market prices between April 19, 2007 and March 19, 2008. The CAC also alleges that all defendants are liable under federal securities laws for materially false and misleading statements in the registration statements and prospectuses for the Company’s May 2007, June 2007, September 2007, and January 2008 securities offerings. The CAC seeks unspecified money damages in favor of the putative class of purchasers of the Company’s securities, injunctive relief, restitution, the costs and expenses of the action, and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously.

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

By letter dated April 4, 2008, the Company received a notice from the SEC that it is conducting an investigation relating to the restatement of the Company’s Consolidated Financial Statements for fiscal year 2007, margin calls that the Company received (or which were threatened) pursuant to its Reverse Repurchase Agreements and related disclosures, and the valuation, impairment and/or disclosures concerning the accounting treatment for the Company’s mortgage-backed securities addressed in the restatement. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. The SEC subsequently served with Company with subpoenas on April 24, 2008 and May 23, 2008 for documents related to the investigation described in the April 4, 2008 letter. The Company has provided the SEC with documents responsive to the April 24 and May 23 subpoenas and continues to supplement those document productions. The Company further is cooperating with the SEC on a voluntary basis in its investigation.

By letter dated March 6, 2008, the Company received notice from the NYSE that it is reviewing transactions in the Common Stock prior to the Company’s January 9, 2008 disclosure of the impact of recent market events in the mortgage industry on the Company’s GAAP book value. The Company timely responded to the NYSE’s requests on May 1, 2008, and has had no further communications with the NYSE on this issue.

Pursuant to Section 6707A(e) of the Code, we must disclose if we have been required to pay a penalty to the Service for failing to make required disclosures with respect to certain transactions that have been identified by the Service as abusive or that have a significant tax avoidance purpose. Through May 31, 2008, we have not entered into any such transactions and have not been required to pay a penalty to the Service for failing to make the required disclosures

Item 1A.	RISK FACTORS

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A – “Risk Factors” on pages 20 through 23 of the Company’s 2007 Annual Report on Form 10-K/A and in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” on page 49 of this report. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors referenced above, the reader should also consider the following risk factors:

•

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected our business, our liquidity and our stock price and has raised substantial doubt about our ability to continue as a going concern.

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and other industry-related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage-backed securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 and the first quarter of 2008 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing our mortgage assets, and expect to continue to face these challenges in 2008. These conditions may not stabilize or they may worsen for the foreseeable future.

The residential mortgage market has continued to encounter difficulties which have adversely affected our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the adoption of tighter underwriting standards throughout the mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage-backed securities and the remaining mortgage loans held in our portfolio will be further reduced. These conditions may not be stabilized and may continue to worsen for the foreseeable future.

Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. We may not be able to access sources of funding or, if available to us, we may not be able to negotiate favorable terms. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell more of our assets at unfavorable prices or discontinue various business activities.

We may be required to sell loans on a whole loan basis and liquidate our assets to repay short-term borrowings. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing arrangements and require us to provide them with additional equity or collateral to secure our borrowings. Beginning in August 2007 and continuing through the current date, the fair value of our ARM Assets as well as our hedging instruments declined, our margin requirements on our financing increased and in August 2007 and the first quarter of 2008, we sold a significant amount of assets and terminated interest rate swap agreements in order to reduce our exposure to further margin calls on recourse borrowings and hedging transactions. In March 2008, we received a significant amount of margin calls, which significantly exceeded our available liquidity, and we were unable to meet a portion of these margin calls. Although we have entered into the Override Agreement which freezes additional margin calls through March 16, 2009, there is no assurance that we will be able to obtain sufficient liquidity in order to satisfy our liabilities, that the value of our purchased ARM Assets and hedging instruments will not decline further, that the Override Agreement will not be terminated by the counterparties if we do not meet certain conditions, that we will obtain new financing for the assets subject to the Override Agreement when it terminates, and that, if the Override Agreement is terminated, the counterparties will not make additional margin calls or that we will be able to satisfy additional margin calls, if any, or that we will be able to continue as a going concern.

The price of our Common Stock declined significantly as a result of these events and the impact on our results of operations. There is no assurance that our stock price will not continue to experience significant volatility as mortgage-backed security prices continue to decline.

•	We will suffer significant adverse consequences if the Escrow Release Conditions are not satisfied.

We believe that there will be several significant adverse consequences to us if the Escrow Release Conditions are not satisfied prior to June 30, 2008 or an extended date. The Principal Participation Agreement will terminate upon satisfaction of the Escrow Release Conditions and issuance of the Additional Warrants. If the Escrow Release Conditions are not satisfied by June 30, 2008 or an extended date, the investors that hold the interest in the Principal Participation Agreement will be entitled to receive, generally commencing on March 19, 2009, monthly principal payments that are received on the mortgage-backed securities collateralizing our Reverse Repurchase Agreements under the Override Agreement, after deducting payments due under those Reverse Repurchase Agreements. Participants in the Principal Participation Agreement would also be entitled to a payment on March 31, 2015 equal to the fair market value of such assets in excess of any financing related to those assets. The payments owed to the participants in the Principal Participation Agreement could represent a significant reduction in our monthly cash flow through March 31, 2015, making it difficult for us to resume normalized business operations. Additionally, any future appreciation in the fair market value of these assets would be recovered by investors in the Principal Participation Agreement, as opposed to being recovered by us for the benefit of our shareholders. In addition, if the Escrow Release Conditions are not satisfied, the interest rate we must pay on the Notes will remain at 18% per annum and will not be reduced to 12% per annum, resulting in an additional annual interest payment of approximately $69 million until maturity or until the Notes are earlier redeemed or repurchased. If the Escrow Release Conditions are not satisfied, we will not issue additional Senior Subordinated Notes in exchange for up to $200.0 million in escrowed funds and will not apply the escrowed funds for the purpose of partially funding the cash portion of the Tender Offer.

Until our ability to satisfy the Escrow Release Conditions is known, characterization of our rights, on the one hand, and the participants under the Principal Participation Agreement, on the other hand, is not clear for federal income tax purposes. If the Escrow Release Conditions are not satisfied, then, under the terms of the Principal Participation Agreement, our rights to certain principal collections on assets owned by us that are subject to the Override Agreement would be viewed as having been transferred by us to the participants in the Principal Participation Agreement. Our failure to satisfy the Escrow Release Conditions would adversely affect our ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of our REIT status.

•	Our delay in filing the Form 10-Q for the period ended March 31, 2008 may affect the successful completion of the Tender Offer by June 30, 2008.

The rate of interest payable on the Senior Subordinated Notes, the termination of the Principal Participation Agreement and the issuance of additional Senior Subordinated Notes in exchange for the $200.0 million of escrowed funds are dependent upon the events described in Note 1 to the Consolidated Financial Statements, one of which is the success completion of the Tender Offer by June 30, 2008. As a result of the delays in completing the accounting and valuation of the Financing Transaction, and therefore the filing of the our Form 10-Q for the quarter ended March 31, 2008, there has been a corresponding delay in filing with the SEC the documents necessary to commence the Tender Offer. Therefore the Tender Offer will not be completed by June 30, 2008. We are seeking amendments and consents to the extension of the escrow and the deadline for extending the Tender Offer until September 30, 2008. There is no assurance that we will be able to obtain the required amendments and consents or successfully complete the Tender Offer.

•	We may not have sufficient liquidity to service our debt, particularly if the interest rate on the Notes is not reduced.

We have significant indebtedness on which we must make periodic interest payments. We generally fund the interest payments required on our indebtedness with the interest payments we receive on our mortgage-backed securities and mortgage loan assets. Our Reverse Repurchase Agreements, the Senior Notes, the Senior Subordinated Notes and the

Subordinated Notes represent our most substantial indebtedness. The instruments governing these debts generally include cross default features, whereby a default under any one of our debt instruments can trigger a default on each of the other debt instruments and permit our lenders and our Reverse Repurchase Agreement counterparties to exercise their rights against us under the related indenture, Reverse Repurchase Agreement, or other similar agreement. After the issuance of the Senior Subordinated Notes, our total interest expense is significantly higher than it has historically been. In particular, if we fail to satisfy the Escrow Release Conditions, the interest rate on the Senior Subordinated Notes will remain at 18% per annum and will not be reduced to 12% per annum, resulting in additional annual interest payments of $69 million on the Senior Subordinated Notes until their maturity or until the Senior Subordinated Notes are earlier redeemed or repurchased.

•	We have a substantial amount of debt, much of which is secured by substantially all of our assets, which may limit our ability to react to economic changes or repay our debt.

In connection with the Financing Transaction, we issued $1.15 billion in aggregate principal amount of Senior Subordinated Notes, agreed to issue an additional $200 million in aggregate principal amount of Senior Subordinated Notes upon satisfaction of the Escrow Release Conditions and entered into the Principal Participation Agreement. Our ability to pay our expenses and satisfy our debt obligations, to refinance our debt obligations and to fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

The Senior Notes are secured by a lien on substantially all of our assets and guaranteed by certain of our significant subsidiaries. The Senior Subordinated Notes are also secured by the same assets and guaranteed by the same significant subsidiaries. The security interests securing the Senior Notes and the Senior Subordinated Notes, along with the rights granted under the Principal Participation Agreement, leave us with almost no assets that are not subject to a lien or the Principal Participation Agreement. The resulting absence of any significant assets not subject to a lien or the Principal Participation Agreement for the foreseeable future may limit our ability to react to economic changes or obtain additional funding if necessary. Additionally, we may be unable to refinance the Senior Notes or the Senior Subordinated Notes if the Principal Participation Agreement is still in effect at the time such notes become due. If we are unable to make timely interest, principal or other payments under these agreements, our lenders could proceed against the collateral granted to them to secure their indebtedness.

•	Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

Our ability to comply with the financial covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes as they currently exist or as they may be amended, may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain nonfinancial covenants or to comply with the other restrictions contained in indentures governing the Senior Notes or the Senior Subordinated Notes could result in a default, which could cause that indebtedness (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. If those lenders, or the lenders under our reverse repurchase agreements or other debt agreements, accelerate the payment of such indebtedness, we may not be able to pay that indebtedness immediately and continue to operate our business.

The indentures relating to the Senior Notes and/or the Senior Subordinated Notes contain restrictive covenants that require us to maintain a specified financial ratio. In addition, the indentures contain restrictive covenants, such as limitations on the our and our subsidiaries’ ability to incur, assume or guarantee indebtedness, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt that is junior in right of payment to such notes, make loans, investments and capital expenditures, incur liens, layer indebtedness, restrict dividends, loans or asset transfers from our subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of our assets to, another person, enter into transactions with affiliates or enter into new lines of business. The indenture governing the Senior Subordinated Notes also prohibits us from issuing additional debt that is senior to such notes, with limited exceptions.

•	We have negative shareholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

As of March 31, 2008, we had a Shareholders’ Deficit of $2.1 billion, which means our total liabilities exceeded our total assets. The existence of a Shareholders’ Deficit may limit our ability to obtain future debt or equity financing and cause regulatory issues as it could affect our state mortgage licenses. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

•	We face increasing competition in our market from banks and other financial institutions.

We may not be able to compete effectively in originating or acquiring ARM Assets, which could adversely affect our results of operations. Our lending markets are highly competitive. The increasingly competitive environment is a result of changes in the availability and terms of credit in the mortgage finance market. Banks have access to alternative sources of mortgage financing such as FDIC-insured deposits and Federal Home Loan Bank products which are not available to us. We also compete with government-sponsored entities such as Fannie Mae and Freddie Mac in purchasing and originating ARM Assets. These institutions that are larger than we are may have greater access to capital markets, may be able to offer products similar to ours at lower costs and may offer a broader array of services. We also face intense competition from internet-based lending companies where entry barriers are low. Increased competition may result in a decrease in our loan originations or a higher cost to originate loans.

•	If the Tender Offer is completed, we will be obligated to issue a significant number of shares of Common Stock, which will dilute the value of our Common Stock.

We currently have issued and outstanding 386,917,559 shares of Common Stock as of June 12, 2008 on a fully diluted basis. Upon completion of the Financing Transaction, including completion of a successful Tender Offer, we will have approximately 3.09 billion shares of Common Stock outstanding on a fully diluted basis. Most of the newly issued shares will be issued at a purchase price of $0.01 per share. This large increase in the number of outstanding shares of Common Stock issued at a price significantly below the current market value of the Common Stock may negatively affect the market price of the Common Stock.

•	The trading price of our Common Stock may be subject to significant fluctuations and volatility.

The stock markets have experienced high levels of volatility. These market fluctuations may adversely affect the trading price of our Common Stock. In addition, the trading price of our Common Stock has been subject to significant fluctuations and may continue to fluctuate or decline. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	changes in our business, operations or prospects;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	catastrophic events, both natural and man-made;

•	governmental litigation and/or regulatory developments or considerations;

•	general market and economic conditions or market and economic conditions affecting our industry generally;

•	publication of unfavorable research reports about us or our industry or withdrawal of research reports by research analysts;

•	the departure of key personnel;

•	market assessments of the Financing Transaction and the likelihood of us returning to normalized business operations;

•	market assessments as to whether and when the Exchange Offer and Consent Solicitation will be consummated and market assessments of the condition, results or prospects of our business; and

•	governmental actions or legislative developments affecting the mortgage industry generally.

•	Shares of Common Stock eligible for future sale may cause the market price of the Common Stock to drop significantly, even if we return to normalized business operations.

The market price of the Common Stock could decline as a result of sales of a large number of shares of the Common Stock in the market after we file a Common Stock prospectus to allow the shares of Common Stock that have already been issued as a result of the exercise of Initial Warrants and Override Warrants to freely trade, after the Tender Offer is completed and the Additional Warrants are issued or the perception that these sales could occur. In addition, we expect to file a Common Stock prospectus to allow the resale of approximately 2.5 billion additional shares of Common Stock upon exercise of the Additional Warrants to be issued after the satisfaction of the Escrow Release Conditions. These sales, or the perception that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

After the satisfaction of the Escrow Release Conditions, shareholders that collectively own approximately 3.09 billion shares of Common Stock or Warrants exercisable into Common Stock, or approximately 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Tender Offer, assuming 100% participation in the Tender Offer, will have registration rights with respect to their shares of Common Stock or Warrants. Sales of a substantial number of these shares of Common Stock, or the perception that such sales may occur, could cause our share price to fall. We may also sell additional shares of Common Stock or Warrants exchangeable into Common Stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of the Common Stock. The issuance and sales of substantial amounts of Common Stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our Common Stock.

•	Some of our stockholders will continue to exert significant influence over us and their interests may conflict with the interests of our other stockholders.

If the Escrow Release Conditions are satisfied and the Additional Warrants issued and to be issued to the investors in the Financing Transaction and the further Override Warrants are issued to our reverse repurchase agreement counterparties are all exercised, our largest shareholders will be MatlinPatterson, which will own approximately 30% of our outstanding Common Stock, assuming 100% participation in the Exchange Offer and Consent Solicitation. If the Escrow Release Conditions are not satisfied, MatlinPatterson will still be our largest single shareholder and will own approximately 16.7% of our outstanding Common Stock (assuming all Warrants issued and to be issued by us to the investors and our reverse repurchase agreement counterparties are exercised). In addition, as part of the Financing Transaction, MatlinPatterson was given the right to designate up to three directors depending on its level of stock ownership, and the other new investors were given rights to designate two directors. MatlinPatterson has currently exercised such rights for two directors, David J. Matlin and Mark R. Patterson, who were elected by the Board on April 22, 2008 to fill vacancies on the Board resulting from the resignation of two of our former Class II directors. Messrs. Matlin and Patterson will be standing for election at the 2008 Annual Meeting. MatlinPatterson retains the right to designate a third director at any time during which it meets the relevant stock ownership requirement. As a result, MatlinPatterson and the other investors will be able to exert significant influence over all matters presented to the Board or shareholders for approval. The interests of the investors in the Financing Transaction may not coincide with the interests of the other holders of our common stock with respect to our operations or strategy. To the extent that conflicts of interest may arise, the MatlinPatterson and the other investors and their respective affiliates may resolve those conflicts in a manner adverse to us or to you. Accordingly, this concentration of ownership may harm the market price of the Common Stock by delaying, deferring, preventing or discouraging a change in control or a merger, consolidation, takeover or other business combination involving us.

Some of our significant shareholders may have significant investments in mortgage companies other than us. MatlinPatterson and the other investors may in the future invest in other entities that compete with us. In addition, our directors affiliated with MatlinPatterson and the other investors may also serve as directors of other mortgage companies. These individuals may have conflicting fiduciary obligations to our shareholders and the shareholders of other companies for which they serve as directors.

Pursuant to the TMAC Participation Agreement, MP TMAC LLC, an affiliate of MatlinPatterson, agreed to acquire a 75% participation in certain fees and other compensation paid to the Manager by us under the Management Agreement. MP TMAC LLC (or any other participant in the TMAC participation) and its affiliates will exert significant control over the Manager so long as they collectively hold 30% of the TMAC participation. See Note 12 to the Consolidated Financial Statements.

•	Some of our directors, officers and shareholders have ownership interests in the Manager, which may create conflicts of interest.

The Manager is entitled to receive performance-based compensation based on our annualized return on equity. Undue emphasis placed on maximization of our short-term return on equity at the expense of other criteria could result in increased risk to our long-term return on equity. Under the terms of the Override Agreement, this compensation has been accrued but cannot be paid during the term of the Override Agreement.

MP TMAC LLC, an affiliate of MatlinPatterson, or any other participant in the TMAC Participation, will exert significant control over the Manager, which may lead to conflicts of interest. See also “Some of our stockholders will continue to exert significant influence over us and their interests may conflict with the interests of our other stockholders.”

•	Our Common Stock may be delisted from the New York Stock Exchange.

Our Common Stock is currently listed on the New York Stock Exchange (the “NYSE”). We must satisfy certain minimum listing maintenance requirements to maintain such listing, including maintaining a minimum bid price of $1.00 per share for the Common Stock.

On May 29, 2008, we received a letter from the New York Stock Exchange (the “NYSE”), stating that the we are not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock has been less than $1.00 for 30 consecutive trading days. To cure this deficiency, our Common Stock must regain a $1.00 share price and a $1.00 average share price over 30 consecutive trading days within six months from the receipt of the notice. If we have not cured the deficiency within six months, our Common Stock will be subject to suspension and delisting procedures.

If our Common Stock is delisted from the NYSE, then our Common Stock may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. Delisting from the NYSE could make trading our Common Stock more difficult for our investors, leading to declines in share price. Delisting of our Common Stock would also make it more difficult and expensive for us to raise additional capital.

•

We are a defendant in purported class action lawsuits and are subject to investigations by governmental and other agencies. We may incur significant costs in the process and ultimately may not prevail in these matters.

Since August 2007, several purported class action complaints have been filed against us and our executive officers and certain directors. A number of complaints allege that we and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Common Stock, and that the named plaintiff and members of the putative class purchased common stock at these artificially inflated market prices. In addition, we are the subject of a shareholder derivative claim which alleges that certain of our officers and all of our directors violated state law, breached their fiduciary duties and were unjustly enriched. Furthermore, we have received a notice from the SEC that it is investigating the restatement of our 2007 financial statements and other recent events and related disclosure and a notice from the NYSE that it is reviewing transactions in our Common Stock prior to our January 9, 2008 disclosure of the impact of recent market events in the mortgage industry based on our GAAP book value. See Part II, Item 1 “Legal Proceedings” for more information on the specific claims of action.

We may incur defense costs and other expenses in connection with the class action lawsuits and investigations, and we cannot assure you that the ultimate outcome of these or other actions or proceedings will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in connection with these proceedings and investigations and any damages or fines that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of any of these matters is unfavorable to us and if our existing insurance coverage is unavailable or inadequate to resolve the matters, our financial condition, results of operations and cash flows might be materially and adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Form 8-K Current Reports that the Company filed with the SEC on April 2, 2008 and April 4, 2008 for a description of equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and the Company did not declare or pay dividends on the Series F Preferred Stock on May 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. Therefore, the Company had unpaid cumulative unpaid dividends which were not yet declared as of March 31, 2008. Cumulative unpaid dividends on Preferred Stock totaled $15.3 million at March 31, 2008. However, at the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the

Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative and eliminate all accrued but unpaid dividends, and eliminate substantially all voting rights of the preferred stockholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company intends to seek such consents in connection with the Tender Offer.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC. (Registrant)

Dated: June 18, 2008	/s/ Larry A. Goldstone
Larry A. Goldstone President and Chief Executive Officer (Principal Executive Officer)

Dated: June 18, 2008	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

3.1.1	Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1995)

3.1.2	Articles of Amendment to Articles of Incorporation dated April 26, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2000)

3.1.3	Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002)

3.1.4	Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

3.1.5	Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K)

3.1.6	Articles Supplementary for Series D Adjusting Rate Cumulative Redeemable Preferred Stock dated November 17, 2006 (incorporated herein by reference to Exhibit 3.1.8 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

3.1.7	Articles Supplementary for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock dated June 18, 2007 (incorporated herein by reference to Exhibit 3.1.9 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A)

3.1.8	Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated September 4, 2007 (incorporated herein by reference to Exhibit 3.1.10 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A)

3.1.9	Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated January 15, 2008 (incorporated herein by reference to Exhibit 3.1.11 filed on January 16, 2008 with the registrant’s current report on Form 8-K)

3.1.10	Articles Supplementary Relating to the Reclassification dated March 28, 2008 (incorporated herein by reference to Exhibit 3.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

3.2	Amended and Restated Bylaws dated April 22, 2008 (incorporated herein by reference to Exhibit 3.2 filed with the registrant’s current report on Form 8-K on April 28, 2008)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended

December 31, 2000)

4.2	Form of Preferred Stock Certificate for 8% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.7 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

4.3	Form of Preferred Stock Certificate for Series D Adjusting Rate Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.12 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

4.4	Form of Preferred Stock Certificate for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.13 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A)

4.5	Form of Preferred Stock Certificate for 10% Series F Cumulative Convertible Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.14 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A)

4.6	Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11 filed on May 28, 2003 with the registrant’s current report on Form 8-K)

4.6.1	First Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of May 15, 2003 (incorporated herein by reference to Exhibit 10.11.1 filed on May 28, 2003 with the registrant’s current report on Form 8-K)

4.6.2	Second Supplemental Indenture to Senior Note Indenture dated as of March 31, 2008 by and between Thornburg Mortgage, Inc., the Guarantors signatories thereto, and Deutsche Bank Trust Company Americas as Trustee (incorporated herein by reference to Exhibit 4.2 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

4.7	Form of Exchange Global Note (incorporated herein by reference to Exhibit 4.4 filed on December 19, 2003 with the registrant’s registration statement on Form S-4)

4.8	Form of Global Note (incorporated herein by reference to Exhibit 4.8 filed on November 24, 2004 with the registrant’s current report on Form 8-K)

4.9	Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of September 28, 2005 (incorporated herein by reference to Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K)

4.10	Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.7 filed on October 3, 2005 with the registrant’s current report on Form 8-K)

4.11	Junior Subordinated Indenture between the registrant, Thornburg Mortgage Home Loans, Inc. and Wells Fargo Bank, N.A., dated as of December 22, 2005 (incorporated herein by reference to Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K)

4.12	Form of Junior Subordinated Note (incorporated herein by reference to Section 2.1 of Exhibit 4.8 filed on December 28, 2005 with the registrant’s current report on Form 8-K)

4.13	Senior Subordinated Secured Note Indenture dated as of March 31, 2008 between Thornburg Mortgage, Inc., the Note Guarantors signatories thereto and Wilmington Trust Company as Trustee (incorporated herein by reference to Exhibit 4.1 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

4.14	Form of Senior Subordinated Secured Note (included in Exhibit 4.14)

4.15	Amendment to Shareholder Rights Agreement dated as of April 1, 2008 between Thornburg Mortgage, Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1	Amendment No. 1 to Amended and Restated Management Agreement dated as of March 31, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1.1	Amendment No. 2 to Amended and Restated Management Agreement dated as of April 22, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 28, 2008 with the registrant’s current report on Form 8-K)

10.2	Override Agreement dated as of March 17, 2008 by and among Thornburg Mortgage, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on March 19, 2008 with the registrant’s current report on Form 8-K)

10.3	Amendment No. 1 to Override Agreement dated as of March 27, 2008 by and among Thornburg Mortgage Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.4	Security Agreement relating to Override Agreement dated as of April 1, 2008 among Thornburg Mortgage, Inc., each other Lien Grantor Party thereto, each Counterparty thereto and Credit Suisse Securities (USA) LLC as Collateral Agent (incorporated herein by reference to Exhibit 10.2 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.5	Purchase Agreement dated as of March 31, 2008 by and among Thornburg Mortgage, Inc. and the Subscriber signatories thereto (incorporated herein by reference to Exhibit 10.3 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.6	Registration Rights Agreement related to the Senior Subordinated Secured Notes dated March 31, 2008 by and among Thornburg Mortgage, Inc., the Guarantors signatories thereto and the Purchasers signatories thereto (incorporated herein by reference to Exhibit

10.4 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.7	Warrant Agreement dated as of March 31, 2008 among Thornburg Mortgage, Inc. and the Warrant Holders signatories thereto (incorporated herein by reference to Exhibit 10.5 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.8	Form of Warrant (included in Exhibit 10.7)

10.9	Principal Participation Agreement dated as of March 31, 2008 among Thornburg Mortgage, Inc. and the Participants signatories thereto (incorporated herein by reference to Exhibit 10.6 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.10	Security Agreement relating to the Senior Subordinated Secured Note Indenture dated as of March 31, 2008 made by the Grantors signatories thereto in favor of Wilmington Trust Company as Note Lien Collateral Agent (incorporated herein by reference to Exhibit 10.8 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.11	Security Agreement relating to the Second Supplemental Indenture dated as of March 31, 2008 among Thornburg Mortgage, Inc., certain of its Subsidiaries and Deutsche Bank Trust Company Americas as Note Lien Collateral Agent (incorporated herein by reference to Exhibit 10.9 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.12	Escrow Agreement dated March 31, 2008 among Thornburg Mortgage, Inc., the Subscriber signatories thereto and Wilmington Trust Company as Escrow Agent (incorporated herein by reference to Exhibit 10.10 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Quarterly Report on Form 10-Q.

“Additional Warrants” means the warrants, issuable in connection with the Financing Transaction, upon satisfaction of the Escrow Release Conditions, to the holders of the interest in the terminated Principal Participation Agreement and the investors that contributed escrowed funds to purchase that number of shares of Common Stock which, when added to the shares of Common Stock issuable upon the exercise of the Initial Warrants and Escrow Warrants previously issued to investors, will constitute 90% of the shares of Common Stock (or approximately 2.5 billion shares of Common Stock) outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company and will constitute 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Tender Offer, assuming 100% participation in the Tender Offer. The Additional Warrants will expire on March 31, 2015, and are exercisable at a price of $0.01 per share.

“Adfitech” means ADFITECH, Inc., a wholly-owned mortgage services taxable REIT subsidiary of TMHL.

“Adjusted Equity-to-Assets Ratio” means a ratio that reflects the relationship between assets financed with recourse debt that is subject to margin calls and our long-term capital. The ratio is a non-GAAP measurement that we have adopted and that the Board of Directors has approved as an internal policy. Our policy requires us to maintain this ratio at a minimum of 8%.

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

“Average Net Worth” means the sum of the gross proceeds from any offering of equity securities by the Company before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering plus the Company’s retained earnings (without taking in account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period, and shall be reduced by any amount that the Company pays for the repurchase of its common stock.

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

“Change In Control” means a change in control as defined in the Override Agreement and the Senior Subordinated Notes indenture and generally includes the (1) sale, lease, exchange or transfer of substantially all of the assets of the Company, (2) shareholder approval of a plan of liquidation or dissolution, (3) any person or group becoming the owner of more than 50% of the aggregate voting stock of the Company, or (4) the replacement of a majority of the Board of directors over a two-year period from the directors who constituted the Board of Directors at the beginning of such period without approval by a majority of the Board of Directors who were directors of the Board of Directors at the beginning of such period.

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

“EPS” means basic income (loss) per share calculated by dividing net income (loss) available to common shareholders by the average common shares outstanding during the period. We had no outstanding Common Stock equivalents during 2007 or 2006.

“Escrow Release Conditions” means (1) shareholder approval of an increase in the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008, and (2) completion of a successful Tender Offer for at least 90% of the total outstanding shares of Preferred Stock (which is equivalent to at least 90% of the aggregate liquidation preference of all outstanding shares of Preferred Stock) and at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to at least 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by June 30, 2008. Completion of a successful Tender Offer requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock, and (3) Issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the $200.0 million in escrowed funds by June 30, 2008.

At the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative and eliminate all accrued but unpaid dividends, and eliminate substantially all voting rights of the preferred stockholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company intends to seek such consents in connection with the Tender Offer.

“Escrow Warrants” means the warrants, issuable in connection with the Financing Transaction, to purchase 29,322,879 shares of Common Stock, which were placed in escrow until the earlier of the satisfaction of the Escrow Release Conditions or June 30, 2008. The Escrow Warrants will expire on March 31, 2015, and are exercisable at a price of $0.01 per share.

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

“Financing Transaction” means the transaction which closed on March 31, 2008 in which the Company raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants to purchase Common Stock and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933.

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

“Forward Auction Agreement” means agreements that provide for the distribution of the outstanding principal balance on certain certificates at a predetermined auction date. To the extent that proceeds received at auction are insufficient to cover distributions due to the certificate holders on the auction date, the Company will pay the excess of the outstanding principal balance of the certificates over the amounts received through the auction. In the event that amounts received through the auction are greater than the principal balance of the outstanding certificates, the Company will receive the excess.

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

“Guarantor Subsidiaries” means TMHL, Adfitech, TMHS and Thornburg Acquisition Subsidiary, Inc., all of which are directly or indirectly wholly-owned subsidiaries of the Parent, that have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Parent to pay principal and interest under the Senior Notes and the Senior Subordinated Notes.

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

“Hybrid ARM Hedging Instruments” means Hedging Instruments, including Swap Agreements and Cap Agreements that we use to manage our interest rate exposure when financing the purchase of Hybrid ARMs.

“Hybrid ARMs” or “Hybrid ARM Assets” means ARM Loans and Purchased ARM Assets that have a fixed interest rate for an initial period of three to ten years, after which they convert to Traditional ARM Assets for their remaining terms to maturity.

“Initial Warrants” means the warrants, issued on March 31, 2008, in connection with the Financing Transaction to purchase 168,606,548 shares of Common Stock. The Initial Warrants were exercisable at a price of $0.01 per share and all of the Initial Warrants have been exercised.

“Insider Trading Policy” means the Insider Trading Policy adopted by TMA.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“Investment Grade” generally means a security rating of BBB- or better by Standard & Poor’s Corporation or Baa3 or better by Moody’s Investors Service, Inc.

“IRA” means Individual Retirement Account.

“ISDA Agreement” means a standardized contract created by the International Swap and Derivatives Association which contains general terms, conditions, and provisions governing derivative transactions.

“LIBOR” means the London InterBank Offer Rate, which is fixed each morning at 11 a.m. London time, by the British Bankers’ Association. The rate is an average derived from sixteen quotations provided by banks determined by the British Bankers’ Association, the four highest and lowest are then eliminated and an average of the remaining eight is calculated to arrive at the fixed rate.

“Liquidity Maintenance Amount” means a portion of the Liquidity Reserve Fund equal to 5% of the principal balance of Reverse Repurchase Agreements subject to the Override Agreement which must be invested in cash, treasuries or agency pass-through securities and up to $200.0 million in market value of mortgage-backed securities issued in connection with the Company’s securitizations, provided that the market value of such securities that are rated below Investment Grade shall not exceed one-third of 5% of the principal balance of the Reverse Repurchase Agreements subject to the Override Agreement.

“Liquidity Reserve Fund” means the liquidity reserve fund established pursuant to the Override Agreement.

“Major Participant” means a holder of at least 30% of the TMAC Participation Agreement.

“Management Agreement” means the management agreement by and between TMA and the Manager whereby the Manager performs certain services for TMA in exchange for certain fees.

“Manager” means Thornburg Mortgage Advisory Corporation, a Delaware corporation.

“Market Price Equivalent” means if quoted market prices are not available, fair value is determined using current market-based or independently sourced market parameters, such as quotes from broker-dealers that make markets in similar financial instruments, interest rates, product type, credit rating, seasoning, duration, prepayment expectations, option volatilities, discounted cash flows and other relevant inputs.

“MatlinPatterson” means MP TMA LLC and MP TMA (Cayman) LLC and their affiliates, the lead investors in the Financing Transaction.

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

“Minimum Unencumbered Asset Amount” means 125% of the aggregate principal amount of unsecured indebtedness of the Company as defined in the Senior Notes indenture.

“MP TMAC LLC” means an entity formed by and affiliated with MatlinPatterson for purposes of their investment in the Company.

“MSRs” means mortgage servicing rights.

“MTA” means the Monthly Treasury Average. This index is the 12 month average of the monthly average yields of U.S. Treasury securities adjusted to a constant maturity of one year.

“Net Effective Duration” means the Effective Duration of assets minus the Effective Duration of borrowings and Hedging Instruments.

“Non-Guarantor Subsidiaries” means the directly or indirectly wholly-owned subsidiaries of the Parent, that have not guaranteed the obligations of the Parent to pay principal and interest under the Senior Notes and the Senior Subordinated Notes.

“OCI” means our accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

“Override Agreement” means the override agreement dated March 17, 2008, as amended, entered into by and among the Company and certain Reverse Repurchase Agreement and Forward Auction Agreement counterparties.

“Override Warrants” means the warrants, issuable pursuant to the Override Agreement, to purchase such number of shares of its Common Stock that after the satisfaction of the Escrow Release Conditions will constitute at least 4.04% of Common Stock outstanding on a fully diluted basis (46,960,000 of such Warrants to be issued no later than April 11, 2008). The Override Warrants will expire on April 1, 2013, and are exercisable at a price of $0.01 per share.

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

“PPA” means Principal Participation Agreement.

“PPA and Additional Warrant Liability” means a liability recorded in connection with the Financing Transaction which represents (1) the liability for the subsequent issuance of the Additional Warrants to the participants in the Principal Participation Agreement and the investors contributing escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried at its fair value on the Consolidated Balance Sheets and marked to market at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability charges in the Consolidated Income Statements.

“Preferred Stock” means the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock, issued by TMA.

“Principal Participation Agreement” means the principal participation agreement by and between the Company and participants to the agreement entered into on March 31, 2008.

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

“Senior Notes” means the 8% senior notes due May 15, 2013, issued by TMA. Prior to March 31, 2008, the Senior Notes were unsecured. In connection with the Financing Transaction, TMA entered into a second supplemental indenture for the Senior Notes to provide that the Senior Notes were secured as senior to the lien provided for the Senior Subordinated Notes. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Notes.

“Senior Subordinated Notes” means the senior subordinated secured notes due March 31, 2015, issued by TMA. The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes.

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

“Shareholder Rights Agreement” means the shareholder rights agreement adopted by TMA.

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

“Tender Offer” means the Tender Offer that the Financing Transaction requires the Company use its best efforts to successfully complete by June 30, 2008 or an extended date. The Company intends to conduct a Tender Offer for all of its outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, additional authorized shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis.

“The Thornburg Mortgage Exchange ProgramSM” means the program where borrowers can choose to take equity out of their homes, select another ARM loan product, extend the fixed-rate period of their loan, modify to a current interest rate or change to an interest-only payment option by paying a small flat fee.

“TMA” means Thornburg Mortgage, Inc., a Maryland corporation.

“TMAC Participation Agreement” means the Participation Agreement, dated as of March 31, 2008, among the Manager, certain stockholders of the Manager and MP TMAC LLC, an affiliate of MatlinPatterson, MP TMAC LLC agreed to acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire an aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

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

“Warrants” means any of Initial Warrants, Escrow Warrants, Additional Warrants and/or Override Warrants, as the context indicates, in each case to purchase shares of Common Stock of the Company.