Form 10-Q
period 2008-06-30
THORNBURG MORTGAGE INC
filed 2008-08-26
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value) 387,067,904 as of June 30, 2008

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$4,363,324	$10,046,818
Purchased Securitized Loans, net	427,510	647,225

Purchased ARM Assets	4,790,834	10,694,043

ARM Loans:
Securitized ARM Loans, net	912,439	2,557,961
ARM Loans Collateralizing Debt, net	21,272,783	21,383,177
ARM loans held for sale or securitization, net	272,191	549,359

ARM Loans	22,457,413	24,490,497

ARM Assets	27,248,247	35,184,540
Cash and cash equivalents	14,751	149,109
Restricted cash and cash equivalents	749,793	538,505
Liquidity Reserve Fund	351,957	—
Hedging Instruments	9,759	17,523
Accrued interest receivable	131,895	190,484
Other assets	287,887	192,200

Total assets	$28,794,289	$36,272,361

LIABILITIES
Reverse Repurchase Agreements	$5,388,400	$11,547,354
Asset-backed CP	—	400,000
Collateralized Mortgage Debt	21,339,354	21,246,086
Whole loan financing facilities	212,016	453,500
Senior Notes	305,000	305,000
Senior Subordinated Notes	899,537	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	584,139	—
Hedging Instruments	13,597	123,936
Accrued interest payable	138,997	90,260
Dividends payable	—	47,330
Accrued expenses and other liabilities	94,709	59,161

	29,215,749	34,512,627

Preferred Stock: par value $0.01 per share	1,001,589	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred Stock: par value $0.01 per share	—	832,485
Common Stock: par value $0.01 per share; 455,985,785 and 458,585,500 shares authorized, respectively; 387,067,904 and 139,936,000 shares issued and outstanding, respectively	3,871	1,399
Warrants	7,805	—
Additional paid-in-capital	3,320,988	2,896,203
Accumulated other comprehensive loss	(49,976)	(172,432)
Accumulated deficit	(4,705,737)	(1,797,921)

	(1,423,049)	1,759,734

Total liabilities and shareholders’ (deficit) equity	$28,794,289	$36,272,361

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income from ARM Assets and cash equivalents	$509,308	$757,516	$1,042,374	$1,481,574
Interest expense on borrowed funds	(456,036)	(655,253)	(947,112)	(1,288,631)

Net interest income	53,272	102,263	95,262	192,943

Servicing income, net	2,642	4,264	5,763	8,164
Mortgage services income, net	273	625	729	719
(Loss) gain on ARM Assets, net	(195,267)	308	(2,515,670)	2,156
(Loss) gain on Derivatives, net	(14,706)	1,586	(33,216)	8,276
Gain on extinguishment of debt	23,035	—	23,035	—
PPA and Additional Warrant Liability fair value changes	536,881	—	(15,702)	—
Senior Subordinated Notes fair value changes	24,944	—	(432,144)	—

Net noninterest income (loss)	377,802	6,783	(2,967,205)	19,315

(Provision for) reversal of loan losses	—	(1,376)	7,056	(2,232)
Management fee	(6,003)	(6,963)	(12,003)	(13,587)
Performance fee	—	(9,470)	—	(17,742)
Long-term incentive awards	1,059	(2,744)	10,816	(6,187)
Other operating expenses	(15,713)	(5,094)	(28,773)	(14,114)

Income (loss) before benefit from income taxes	410,417	83,399	(2,894,847)	158,396
Benefit from income taxes	1,894	—	724	—

NET INCOME (LOSS)	$412,311	$83,399	$(2,894,123)	$158,396

Net income (loss)	$412,311	$83,399	$(2,894,123)	$158,396
Dividends declared on Preferred Stock	—	(5,318)	(13,693)	(10,154)

Net income (loss) available to common shareholders	$412,311	$78,081	$(2,907,816)	$148,242

Basic earnings (loss) per common share:	$0.93	$0.66	$(8.97)	$1.27

Diluted earnings (loss) per common share	$0.84	$0.66	$(8.97)	$1.27

Dividends declared per common share	$0.00	$0.68	$0.00	$1.36

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$412,311	$83,399	$(2,894,123)	$158,396
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	177,651	(284,742)	182,892	(237,167)
Reclassification adjustment for net losses included in income	(118)	(308)	(194)	(2,156)

Net change in unrealized gains (losses) on securities	177,533	(285,050)	182,698	(239,323)

Unrealized gains on Hedging Instruments:
Net unrealized gains (losses) arising during the period	2,568	371,520	(154,757)	299,524
Reclassification adjustment for net gains included in income	55,139	(63,222)	94,515	(136,481)

Net change in unrealized gains (losses) on Hedging Instruments	57,707	308,298	(60,242)	163,043

Other comprehensive income (loss)	235,240	23,248	122,456	(76,280)

Total comprehensive income (loss)	$647,551	$106,647	$(2,771,667)	$82,116

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (Unaudited)

Six months ended June 30, 2008 and 2007

(In thousands, except per share data)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings / (Accumulated Deficit)	Total
Balance, December 31, 2006	$224,968	$1,138	$—	$2,477,171	$(312,048)	$(14,157)	$2,377,072
Comprehensive income (loss):
Net income						158,396	158,396
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment					(239,323)		(239,323)
Hedging Instruments:
Fair value adjustment					163,043		163,043
Issuance of Common Stock		90		235,248			235,338
Issuance of Preferred Stock	100,471						100,471
Dividends declared on Preferred Stock						(10,154)	(10,154)
Dividends declared on Common Stock						(79,106)	(79,106)

Balance, June 30, 2007	$325,439	$1,228	$—	$2,712,419	$(388,328)	$54,979	$2,705,737

Balance, December 31, 2007	$832,485	$1,399	$—	$2,896,203	$(172,432)	$(1,797,921)	$1,759,734
Comprehensive income (loss):
Net loss						(2,894,123)	(2,894,123)
Other comprehensive income (loss):
Available-for-sale assets:
Fair value adjustment					182,698		182,698
Hedging Instruments:
Fair value adjustment					(60,242)		(60,242)
Issuance of Common Stock		321		318,867			319,188
Issuance of Preferred Stock	169,104						169,104
Issuance of Warrants			77,804				77,804
Exercise of Warrants		2,151	(69,999)	69,459			1,611
Capital contribution				36,459			36,459
Dividends declared on Preferred Stock						(13,693)	(13,693)
Reclassification to mezzanine financing	(1,001,589)						(1,001,589)

Balance, June 30, 2008	$—	$3,871	$7,805	$3,320,988	$(49,976)	$(4,705,737)	$(1,423,049)

See Notes to Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income (loss)	$412,311	$83,399	$(2,894,123)	$158,396
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Amortization/accretion of discounts/premiums, net	(14,148)	(5,330)	(4,938)	5,691
Loss (gain) on ARM Assets, net	195,267	(308)	2,515,670	(2,156)
Loss (gain) on Derivatives, net	14,706	(1,586)	33,216	(8,276)
Provision for (reversal of) loan losses	—	1,376	(7,056)	2,232
PPA and Additional Warrant Liability fair value changes	(536,881)	—	15,702	—
Senior Subordinated Notes fair value changes	(24,944)	—	432,144	—
Net gain on extinguishment of debt	(23,035)	—	(23,035)	—
Non-cash interest income	(7,577)	(17,603)	(18,220)	(36,308)
Change in assets and liabilities:
Accrued interest receivable	28,218	(14,153)	57,042	(33,389)
Other assets	(70,996)	(3,323)	(104,361)	21,915
Accrued interest payable	54,035	8,721	49,904	14,439
Accrued expenses and other liabilities	(29,053)	(4,223)	29,548	(10,856)

Net cash (used in) provided by operating activities	(2,097)	46,970	81,493	111,688

Investing activities:
ARM securities:
Purchases	—	(4,414,414)	(750,412)	(8,238,653)
Proceeds on sales	212,999	804,439	2,445,368	1,653,243
Principal payments	260,310	1,274,881	677,380	2,321,980
Purchased securitized loans:
Proceeds on sales	35,218	—	72,612	—
Principal payments	22,049	295,668	42,103	600,172
Securitized ARM loans:
Purchases	—	—	(470,097)	—
Principal payments	48,137	41,343	312,958	122,464
ARM loans collateralizing debt:
Principal payments	1,230,733	1,087,153	2,394,618	1,934,684
ARM loans held for sale or securitization:
Purchases and originations	(243,616)	(1,739,727)	(792,295)	(3,572,043)
Principal payments	1,858	27,078	16,614	67,690

Net cash provided by (used) in investing activities	1,567,688	(2,623,579)	3,948,849	(5,110,463)

Financing activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(787,031)	2,824,271	(4,697,432)	4,022,098
Net paydowns of asset-backed CP	—	(1,019,335)	(100,000)	(704,335)
Collateralized Mortgage Debt borrowings	82,333	1,266,617	2,869,081	2,667,329
Collateralized Mortgage Debt paydowns	(1,243,103)	(1,179,908)	(2,692,231)	(2,115,970)
Net borrowings (paydowns) on whole loan financing facilities	160,813	283,967	(241,484)	752,662
Net proceeds from Financing Transaction	—	—	1,086,458	—
Receipts on Eurodollar contracts	—	3,564	—	1,741
Cash exercise of Warrants	1,611	—	1,611	—
Proceeds from Common Stock issued, net	162	189,261	319,188	235,338
Proceeds from Preferred Stock issued, net	—	82,382	169,104	100,660
Dividends paid	—	(84,110)	(61,022)	(165,347)
Payment to purchase or terminate Hedging Instruments, net	—	(119)	(240,503)	406
Net decrease (increase) in restricted cash and Liquidity Reserve Fund	21,908	147,396	(577,470)	163,567

Net cash (used in) provided by financing activities	(1,763,307)	2,513,986	(4,164,700)	4,958,149

Net decrease in cash and cash equivalents	(197,716)	(62,623)	(134,358)	(40,626)
Cash and cash equivalents at beginning of period	212,467	77,156	149,109	55,159

Cash and cash equivalents at end of period	$14,751	$14,533	$14,751	$14,533

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

Note 1. Liquidity and Going Concern Uncertainty

The Company has been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The broader mortgage market, including prime mortgage-backed securities and prime mortgage loans, has been adversely affected by weakening house prices, increasing rates of delinquencies and defaults on mortgage loans, and rating agency downgrades of mortgage-backed securities which in turn have led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. These events have adversely affected the Company mostly from a liquidity and financing perspective as opposed to a credit performance perspective.

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

As of March 6, 2008, the Company did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, the Company had received notices of events of default from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which were subsequently cured). On March 17, 2008, the Company entered into a 364-day Override Agreement with five of its remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the Override Agreement, the Company was required to raise $1 billion in new capital.

The Company completed a Financing Transaction through the private placement of an aggregate of up to $1.35 billion in principal amount of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and participations in a Principal Participation Agreement on March 31, 2008. (See Note 2 for further discussion of this transaction.) Of the $1.35 billion amount, $200.0 million was deposited in escrow, of which approximately $188.6 million continues to be held in escrow at June 30, 2008, and is not recorded in the accompanying Consolidated Balance Sheets. The decrease in the rate of interest payable on the Senior Subordinated Notes, the termination of the Principal Participation Agreement and the issuance of additional Senior Subordinated Notes in exchange for the approximately $188.6 million of remaining escrowed funds are dependent upon the following events (the “Escrow Release Conditions”):

(1)	Shareholder approval of a charter amendment to increase the number of authorized shares of capital stock from 500 million to 4 billion shares (which was obtained on June 12, 2008),

(2)

Completion of a successful Exchange Offer and Consent Solicitation for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by September 30, 2008. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of the Company’s voting stock (which was obtained on June 12, 2008) and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. The Company commenced the Exchange Offer and Consent Solicitation on July 23, 2008 and as of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock (see Note 16 – Subsequent Events), and

(3)

Issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the approximately $188.6 million in remaining escrowed funds by September 30, 2008.

If the Company satisfies these three conditions, then it can terminate the Principal Participation Agreement by issuing to each Participant its prescribed share of the Additional Warrants. If the Company does not satisfy these conditions, the PPA remains in effect. See discussion of the terms of the PPA in Note 2.

The Company believes that the satisfaction of the Escrow Release Conditions is vital for the Company to resume normalized business operations. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of the Company’s ARM Assets continue to raise substantial doubt about the Company’s ability to continue as a going concern for the foreseeable future.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, the Company has experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, the Company and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. The Company and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 the Company has identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. The Company expects that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on its interpretation of the Override Agreement. There can be no assurances that the Company will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that the Company will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that the Company will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund. In addition the Company has received and met margin calls on certain interest rate caps and loans on warehouse lines. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties (see Note 16 – Subsequent Events).

Note 2. Override Agreement and Financing Transaction

Override Agreement

On March 17, 2008, the Company entered into an Override Agreement with five of its six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to the Company. The counterparties to the Override Agreement are not obligated to return to the Company any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the Company’s obligations to the counterparties under the Reverse Repurchase Agreements.

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

The Company believes it was in compliance with these covenants of the Override Agreement as of the filing date.

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

As a condition to the Override Agreement, the Company agreed to terminate its Reverse Repurchase Agreements with its sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. As of May 16, 2008, all of the $471.1 million Reverse Repurchase Agreements with that counterparty had been terminated through the sale of assets and financing of the remaining assets with a counterparty to the Override Agreement, resulting in a net gain of $13.0 million.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, the Company has experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, the Company and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. The Company and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 the Company has identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. The Company expects that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on its interpretation of the Override Agreement. There can be no assurances that the Company will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that the Company will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that the Company will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund. In addition the Company has received and met margin calls on certain interest rate caps and loans on warehouse lines. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties (see Note 16 – Subsequent Events).

Financing Transaction

On March 31, 2008, the Company raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. The Company received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account to partially fund the Exchange Offer and Consent Solicitation for the Company’s Preferred Stock. Of the $200.0 million originally deposited in the escrow account, approximately $188.6 million continues to be held in escrow. The Company used the proceeds from the Financing Transaction to pay all of its then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create the Liquidity Reserve Fund of $350.0 million to provide additional collateral to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims from Reverse Repurchase Agreement counterparties not party to the Override Agreement and to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. The Company used the remaining proceeds for general working capital.

The Senior Subordinated Notes have an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. The Senior Subordinated Notes mature on March 31, 2015 and are not subject to either optional redemption by the Company or mandatory redemption by the note holders except that, the holders of the Senior Subordinated Notes have the right to require the Company to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis. Upon satisfaction of the Escrow Release Conditions, up to approximately $188.6 million of the funds remaining in escrow will be released to the Company and the Company will issue additional Senior Subordinated Notes in a corresponding aggregate principal amount to investors who subscribed to the escrow fund up to the amount required to be used to fund the cash portion of the consideration in the Exchange Offer and Consent Solicitation.

The purchasers of the Senior Subordinated Notes received Initial Warrants on March 31, 2008. All of these Initial Warrants have now been exercised. The Company filed a Common Stock prospectus on June 19, 2008 in order to remove the initial trading restrictions on the shares of Common Stock issued upon exercise of the Initial Warrants and the initial Override Warrants. Additionally, the Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Escrow Release Conditions or September 30, 2008. The Initial Warrants and the Escrow Warrants, in the aggregate, became exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis effective as of April 11, 2008. On July 23, 2008, the Company commenced the Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of its Common Stock outstanding on a fully diluted basis after successful completion of the Exchange Offer and Consent Solicitation (or 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate). The cash portion of the consideration for the Exchange Offer and Consent Solicitation will be partially financed by the escrowed funds. The investors who contributed to the escrowed funds will receive their pro rata share of up to 27,657,633 of the 29,322,879 Escrowed Warrants based on their contribution to the escrowed funds used in connection with the Exchange Offer and Consent Solicitation. Any Escrowed Warrants remaining in the escrow account after the issuance of the additional Senior Subordinated Notes (which, in all cases, will include the 1,665,246 Escrowed Warrants not distributable under the immediately preceding sentence and, if less than approximately $188.6 million in additional Senior Subordinated Notes are issued, then this amount will also include a pro rata portion of the 27,657,633 Escrowed Warrants attributable to such unused portion of the escrowed funds), or if such additional Senior Subordinated Notes are not issued, on September 30, 2008, or such later date to which the deadline may be extended, will be distributed pro rata to the investors in the Financing Transaction according to their aggregate principal amount of the Senior Subordinated Notes, including any additional Senior Subordinated Notes purchased with escrowed funds. The Exchange Offer and Consent Solicitation will be successfully completed if the Company purchases at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to the Company’s charter to modify the terms of each series of Preferred Stock, including the elimination of dividends on Preferred Stock. Pursuant to the terms of the Financing Transaction, the Company must use its best efforts to successfully complete the Exchange Offer and Consent Solicitation but is under no legal obligation to successfully complete the Exchange Offer and Consent Solicitation. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events).

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

The Company also entered into a registration rights agreement with the purchasers of the Senior Subordinated Notes. In the event that the conditions of the registration rights agreement are not completed by July 29, 2008, the interest rate on the Senior Subordinated Notes will increase by 1% per annum until the conditions are completed. The Company filed a prospectus supplement registering the $1.15 billion aggregate principal amount of outstanding Senior Subordinated Notes on July 30, 2008.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, acquired a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation Agreement on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction over $1.35 billion.

As of August 19, 2008, the Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, shares of the Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of the Common Stock outstanding on a fully diluted basis.

Accounting for the Override Agreement and the Financing Transaction

The Company determined that the terms of the Override Agreement do not require it to be accounted for as a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants issued by the Company to counterparties of the Override Agreement are part of the consideration paid to the Override Agreement counterparties. Therefore the fair value of the Override Warrants of $25.1 million at March 31, 2008 was recorded in Shareholders’ Deficit on the Consolidated Balance Sheets. Of that amount, $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, was deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, was recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties is amortized over the term of the Override Agreement on a straight-line basis. The Company incurred $472,000 for third-party costs associated with the Override Agreement.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, acquired a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. As of August 19, 2008, the Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

The initial $1.15 billion in Financing Transaction proceeds was allocated to the Senior Subordinated Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and the PPA and Additional Warrant Liability based on the relative fair values of these elements. As of March 31, 2008, $494.4 million was initially allocated to the Senior Subordinated Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit, net of $3.0 million in issuance costs. The approximately $188.6 million in escrowed funds was not an asset of the Company at March 31, 2008 or June 30, 2008. The Company recorded an asset of $592,500 related to the commitment of the investors to lend up to an additional approximately $188.6 million in exchange for additional Senior Subordinated Notes to be issued by the Company if the Escrow Release Conditions occur.

As a derivative, the PPA and Additional Warrant Liability is required to be marked to fair value at the end of each period. At March 31, 2008, the adjustment to the PPA and Additional Warrant Liability after the initial allocation referenced above was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability fair value changes in the Consolidated Income Statements. The Company elected the fair value option in accounting for the Senior Subordinated Notes because it believes that it more accurately reflects the economic substance of the transaction at inception and on an ongoing basis. With the passage of time, a cost-based measure would become irrelevant in assessing the Company’s financial performance. The Company believes the fair value option provides users of the financial statements with more relevant and understandable information to better assess the Company’s financing costs and opportunities. At March 31, 2008, the $428.6 million difference between the initial allocation and the fair value of the Senior Subordinated Notes of $923.0 million was recorded as a Senior Subordinated Notes fair value change in the Consolidated Income Statements. The amortization of the difference between the face amount of the Senior Subordinated Notes of $1.15 billion and the March 31, 2008 fair value of $923.0 million is classified as interest expense, along with the accrual of the coupon interest, and is amortized over the term of the Senior Subordinated Notes.

The difference between the fair value of the Senior Subordinated Notes of $923.0 million at March 31, 2008 and the fair value of $899.5 million at June 30, 2008 was recorded as Senior Subordinated Notes fair value changes in the Consolidated Income Statements. The difference between the fair value of the PPA and Additional Warrant Liability of $1.1 billion at March 31, 2008 and the fair value of $584.1 million at June 30, 2008 was recorded as PPA and Additional Warrant Liability fair value changes in the Consolidated Income Statements.

As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events). While the shares of Preferred Stock tendered as of August 19, 2008 remain subject to withdrawal prior to the expiration date of the Exchange Offer and Consent Solicitation (all in accordance with the terms of the Exchange Offer and Consent Solicitation), the existence of such tenders as of August 19, 2008 will result in a significant upward adjustment in the probability of the Additional Warrants being issued and the Principal Participation Agreement being terminated. The application of this revised probability assessment would result in a significant fair value reduction in the PPA and Additional Warrant Liability. The August 19, 2008 probability has not been considered in the value of the PPA and Additional Warrant Liability reported in the accompanying consolidated balance sheets.

Fair Value of Financing Transaction Elements:

(in thousands)	Initial Fair Value	Allocated Fair Value	Fair Value Change	Reported March 31, 2008	Fair Value Change	Reported June 30, 2008
Senior Subordinated Notes	$923,021	$494,439	$428,582	$923,021	$(23,484)	$899,537
PPA and Additional Warrant Liability	1,121,021	600,502	520,519	1,121,021	(536,882)	584,139
Initial and Escrow Warrants	103,892	55,652	(2,971)	52,681	(44,876)	7,805
Commitment Fee Asset	593	593	—	593	—	593

	$2,148,527	$1,151,186

Note 3. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. The operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2007 Annual Report on Form 10-K/A.

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of TMA, TMD, TMCR, TMFI, TMHS, TMHL, TMF and Adfitech. TMD, TMCR, TMFI and TMF are qualified REIT subsidiaries and are consolidated with TMA for financial statement and tax reporting purposes. TMHL, Adfitech and TMHS are taxable REIT subsidiaries and are consolidated with TMA for financial statement purposes but are not consolidated with TMA for tax reporting purposes. All material intercompany accounts and transactions are eliminated in consolidation. These interim consolidated financial statements reflect an immaterial reclassification in the Company’s prior period financial statements. As of December 31, 2007 the Company presented approximately $360 million held for sale loans in ARM Loans Collateralizing Debt. During the quarter ended March 31, 2008, the Company determined that these amounts would be more appropriately presented in Securitized ARM Loans. The Company has reflected this immaterial reclassification in the accompanying consolidated financial statements.

Adoption of SFAS 157 – Fair Value Measurements

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

Other accounting changes and other accounting developments

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008. On January 1, 2008, the Company did not elect to measure any of its assets or liabilities at fair value that were not previously carried at fair value. In connection with the Financing Transaction, the Company elected to measure the Senior Subordinated Notes at fair value in accordance with SFAS 159.

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts—an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company has not elected to offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial statements.

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

Liquidity Reserve Fund

The Liquidity Reserve Fund was established pursuant to the Override Agreement which requires the Company to establish and maintain a securities account with a market value of $350.0 million in order to provide additional collateral to protect against further deterioration of mortgage-backed securities prices. The Liquidity Reserve Fund can also be used to meet haircut changes on downgraded securities or, at the Company’s discretion, in margin requirements as a result of credit rating changes. Amounts applied to meet these haircut or margin requirements continue to be counted as part of the $350.0 million Liquidity Reserve Fund. A portion of the Liquidity Reserve Fund equal to 5% of the principal balance of Reverse Repurchase Agreements subject to the Override Agreement (the Liquidity Maintenance Amount) must be invested in cash, treasuries or agency pass-through securities and up to $200.0 million in market value of mortgage-backed securities issued in connection with the Company’s securitizations, provided that the market value of such securities that are rated below Investment Grade shall not exceed one-third of the Liquidity Maintenance Amount. If the Company fails to maintain the Liquidity Reserve Fund in accordance with the terms of the Override Agreement, the Override Agreement may be terminated. At June 30, 2008, the Liquidity Reserve Fund, including $2.0 million of unrestricted interest received, was entirely invested in cash and cash equivalents (see Note 16 – Subsequent Events). Upon termination of the Override Agreement, the Company will use any remaining proceeds in the Liquidity Reserve Fund to cover any market price or haircut deficiencies that exist at that time. After that, the Company will no longer be required to maintain the Liquidity Reserve Fund.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, the Company has experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, the Company and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. The Company and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 the Company has identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. The Company expects that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on its interpretation of the Override Agreement. There can be no assurances that the Company will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that the Company will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that the Company will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund (see Note 16 – Subsequent Events).

ARM Assets

The Company’s ARM Assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM Assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans acquired from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains reported in OCI as a separate component of shareholders’ (deficit) equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss in the Consolidated Income Statements. Realized gains or losses on the sale of Purchased ARM Assets are recorded in the Consolidated Income Statements at the time of sale and are determined by the difference between net sale proceeds and the amortized cost, including any previously recognized other-than-temporary impairment, of the securities. At June 30, 2008, all unrealized losses on Purchased ARM Assets are considered other than temporary impairments.

Purchased Securitized Loans are third-party loan securitizations in which the Company initially purchased all principal classes of the securitizations, including the subordinated classes. In August 2007 and March 2008, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains the credit risk indicative of holding all of the classes up to the value of the Company’s securities. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. Due to the sale of certain principal classes in 2007 and 2008, none of the Company’s Purchased Securitized Loans at June 30, 2008 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

ARM Loans Collateralizing Debt are designated as held-for-investment if the Company has the intent and ability to hold them for the foreseeable future or until maturity. ARM Loans classified as held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, and allowance for loan losses in excess of other-than-temporary impairment losses, if any. At June 30, 2008, Securitized ARM Loans and ARM loans held for securitization were classified as held for sale because the Company may not have the ability to hold them until maturity. ARM Loans classified as held for sale are carried at the lower of cost or fair value. Changes in fair value are recognized as valuation allowance adjustments; however, gains are only recognized to the extent the carrying value does not exceed the cost basis. ARM Loans are accounted for as loans in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities,” as amended.

Securitized ARM Loans are loans originated or acquired by the Company, securitized by the Company into sequentially rated classes and financed with Reverse Repurchase Agreements. ARM Loans Collateralizing Debt are loans originated or acquired by the Company and securitized by the Company into sequentially rated classes. In general, the Company retains all classes of the securitized loans and finances the AAA classes by selling those interests to AAA investors and it finances the remaining classes using Reverse Repurchase Agreements. The entire transaction is accounted for as a financing, not a sale of assets. The principal balance associated with the AAA portion of the classes are recorded as loans in ARM Loans Collateralizing Debt and the remaining classes are recorded in Securitized ARM Loans.

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

ARM loans held for sale or securitization are loans the Company has acquired or originated and may be securitized and retained by the Company or sold, depending on market conditions.

Interest income on ARM Assets is accrued based on the outstanding principal amount and contractual terms of the assets. Premiums and discounts associated with the purchase of the ARM Assets are amortized through interest income in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments.” For all ARM assets except ARM Loans securitized after December 31, 2007, premiums and discounts are amortized on the “pool” method over the estimated lives of the assets considering the actual and future estimated prepayments and interest rates of the assets using the interest method in determining an effective yield. Similarly, for ARM Assets with other-than-temporary impairment, which result in a new cost basis, and for which the Company believes it can recover the principal balance; the discounts or reduced premiums created by the other-than-temporary impairment are amortized in a prospective manner on the “pool” method over the estimated lives of the assets considering the actual and future estimated prepayments and interest rates of the assets using the interest method in determining an effective yield. Estimating future lifetime prepayments and estimating the remaining lives of the Company’s ARM Assets requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. The actual lives of the ARM Assets could be longer or shorter than the lives estimated by management. Premiums and discounts associated with ARM Loans securitized by the Company after December 31, 2007 are amortized on the “loan level” method which does not consider the impact of possible prepayments. Loan origination fees, net of certain direct loan origination costs and the cost of securitizing ARM Loans designated as held-for-investment, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the effective yield method.

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

Credit risk and reserve for loan losses

As of December 31, 2007, the Company estimated an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s portfolio of ARM Loans. As described in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company may not have the ability to hold its Securitized ARM Loans and ARM loans held for sale or securitization to maturity. Accordingly, the Company has recognized the unrealized losses in its Securitized ARM Loans and ARM loans held for sale or securitization portfolio. Therefore, the fair values of such loans presented in the Consolidated Balance Sheets reflect all expected credit losses.

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

The Company’s Purchased Securitized Loans include credit loss classes of third-party ARM loan securitizations. When the Company acquired the classes that were below Investment Grade, the purchase price of those securities generally included a discount for probable credit losses. This discount was recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a non-accretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the non-accretable discount will not represent realized losses, the balance is accreted into the Consolidated Income Statements over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the non-accretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a loss on ARM Assets in the Consolidated Income Statements.

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

Valuation methods

The Company holds Purchased ARM Assets, Hedging Instruments, the PPA and Additional Warrant Liability and the Senior Subordinated Notes at fair value and Securitized ARM Loans, ARM loans held for sale or securitization and MSRs at the lower of cost or fair value. In total, approximately 21% and 37% of assets, and 5% of liabilities, were accounted for at fair value or the lower of cost or fair value as of June 30, 2008 and December 31, 2007, respectively.

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

Items valued using such valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Beginning in the second half of 2007, the liquidity crisis has caused some markets to become illiquid, thus reducing the availability of certain observable data used in the valuation models. When or if the liquidity returns to these markets, there may be more observable inputs to use in the valuations.

At June 30, 2008, the fair values (Level 3) for the Company’s Purchased ARM Assets and Securitized ARM Loans were determined pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	% of Fair Value to Total ARM Assets
Market Price Equivalent	691	$3,739,166	13.7%
Similar characteristics to a security with a Market Price Equivalent	121	1,297,984	4.8%
Recent market transactions for similar securities	63	666,123	2.5%

Total	875	$5,703,273	21.0%

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

Purchase commitments for originated and purchased loans that will be held for sale generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for sale or securitization, net on the Consolidated Balance Sheets with the respective changes in fair value recorded in (Loss) Gain on Derivatives, net in the Consolidated Income Statements.

The fair value of the PPA and Additional Warrant Liability was determined by probability weighting the mutually exclusive outcomes of the Principal Participation Agreement and the Additional Warrants for the likelihood of the satisfaction of the Escrow Release Conditions. The probability of the satisfaction of the Escrow Release Conditions was determined using a zero return arbitrage model and actual trades of the Company’s Preferred and Common Stock. The fair value of the Principal Participation Agreement is based on the discounted cash flows that are estimated to be paid to the Participants from the principal collected from the assets financed through June 30, 2009. The fair value of the Additional Warrants was derived from the Black-Scholes option pricing model using the Common Stock price, a strike price of one penny, and the historical volatility of the Company’s Common Stock.

The fair value of the Senior Subordinated Notes at June 30, 2008 is based on the weighted average price for the reported trades of $500,000 of the Senior Subordinated Notes on April 16 and 17, 2008 adjusted by the change in price of the Company’s Senior Notes between April 16 and 17, 2008 and June 30, 2008. As there were no trades on June 30, 2008, the weighted average price of the actual trades ($0.856 per dollar of par) was reduced by 8.64% (the average change in the price of the Senior Notes) to $0.782 to compensate for the observed differences in pricing from June 30, 2008 to the reported trade dates.

The fair values of the Company’s Collateralized Mortgage Debt, Senior Notes and Subordinated Notes used for disclosure purposes are based on market values.

Due to the inherent uncertainty embedded in assets and liabilities valued by management, the estimated fair values may differ significantly from values that would have been used had a readily available market for these investments existed, and the differences could be material.

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

PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded the PPA and Additional Warrant Liability representing (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement and investors contributing to the escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events). While the shares of Preferred Stock tendered as of August 19, 2008 remain subject to withdrawal prior to the expiration date of the Exchange Offer and Consent Solicitation (all in accordance with the terms of the Exchange Offer and Consent Solicitation), the existence of such tenders as of August 19, 2008 has resulted in a significant upward adjustment in the probability of the Additional Warrants being issued and the Principal Participation Agreement being terminated. The application of this revised probability assessment would result in a significant fair value reduction in the PPA and Additional Warrant Liability. The August 19, 2008 probability has not been considered in the value of the PPA and Additional Warrant Liability reported in the accompanying consolidated balance sheets. The PPA and Additional Warrant Liability is carried at fair value on the Consolidated Balance Sheets and is recorded at fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability fair value changes in the Consolidated Income Statements.

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

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively, at which time the changes in fair value are recognized into the Consolidated Income Statements.

Hybrid ARM Hedging Instruments

The Company may enter into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company uses Hybrid ARM Hedging Instruments to fix, or cap, the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets to attempt to manage the interest rate risk by funding the ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. Pursuant to the terms of the Override Agreement, the Company may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the Company’s Hedging Instruments prices and prices on its mortgage-backed securities, the Company has temporarily suspended its Net Effective Duration policy of less than one year. The notional amounts of the Hybrid ARM Hedging Instruments generally decline over the life of these instruments and the notional amounts of a portion of the Company’s Swap Agreements and all of the Company’s Cap Agreements decline such that they are expected to approximately equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Hybrid ARM Hedging Instruments.

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

Preferred Stock

In connection with the Financing Transaction, the Company has commenced the Exchange Offer and Consent Solicitation for all of its outstanding shares of Preferred Stock. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events). Therefore, Preferred Stock is not considered permanent equity at June 30, 2008 and has been reflected in the mezzanine section of the Consolidated Balance Sheets.

Accumulated other comprehensive income (loss)

SFAS 130, “Reporting Comprehensive Income,” divides comprehensive income into net income or loss and other comprehensive income (loss), which includes unrealized gains and losses on debt securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133.

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

The Company is no longer subject to examination by federal or state taxing authorities for years before 2004. At June 30, 2008, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. The Company does not have any amount accrued for interest and penalties.

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

In January 2008, the Company received an opinion concluding the Company had qualified to be taxed as a REIT beginning with the taxable year ended December 31, 1993, through the taxable year ended December 31, 2007, and the Company’s organization and current and proposed method of operation will enable the Company to meet the requirement for qualification and taxation as a REIT in subsequent years.

Although as described above, the Company may have failed the annual 95% gross income test for its 2007 taxable year, the Company believes that any such failure would be considered due to reasonable cause and not willful neglect. Moreover, the Company’s special tax counsel, in providing the opinion mentioned in the immediately preceding paragraph, has concluded that if the Company is considered to have failed the 95% gross income test for the 2007 taxable year, that such failure will be considered to be due to reasonable cause and not willful neglect such that the failure will not result in the Company’s disqualification as a REIT for the 2007 taxable year. Opinions of counsel are not, however, binding on the Service or the courts. If the Service were to assert that the Company failed the 95% gross income test for the 2007 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, the Company’s status as a REIT would terminate for the 2007 taxable year. The Company would not be eligible to again elect REIT qualification until the 2012 taxable year.

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

The income tax benefit for the six months ended June 30, 2008 was $724,000, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $6.9 million and deferred taxable loss of $9.3 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the six months ended June 30, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximated $289 million. Management has established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at June 30, 2008 as it is not more likely than not that the deferred tax assets will be realized.

As discussed in Note 1, the Company entered into the Financing Transaction on March 31, 2008. Terms of the Financing Transaction are dependent upon the Company’s ability to satisfy the Escrow Release Conditions. Characterization of the rights of the Company, on the one hand, and the participants, on the other hand, under the Principal Participation Agreement is not clear for federal income tax purposes. If the Escrow Release Conditions do not occur, then, under the terms of the Principal Participation Agreement, the Company’s rights to certain principal collections on assets owned by the Company that are subject to the Override Agreement would be viewed as having been transferred by the Company to the participants in the Principal Participation Agreement. The Company’s failure to satisfy the Escrow Release Conditions would adversely affect the Company’s ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of the Company’s REIT status.

If its nontaxable REIT status is terminated, the Company would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with the currently taxable subsidiaries of TMHS, TMHL and Adfitech. As a C-Corporation, the Company, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended June 30, 2008. If the Company elected to file a consolidated income tax return, the Company’s income tax provision would include the operations of TMHS, TMHL and Adfitech. The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is not more likely than not that the tax benefits would be realized. Management estimates that if required to be taxed as a C-Corporation in 2008, there would be no potential income tax expense or benefit for the six months ended June 30, 2008. Also, as a C-Corporation, the Company would not be subject to the REIT distribution requirement or the related deductions from taxable income. As such, the Company would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement.

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

The Company is in compliance with the annual 75% and 95% gross income test for its 2008 taxable year based on operations through June 30, 2008 and expects to maintain compliance through December 31, 2008. Management believes it is more likely than not that the Escrow Release Conditions will be satisfied and that the Principal Participation Agreement will be terminated. As a result of satisfying the Escrow Release Conditions and the Company’s annual asset, income, distribution and stock ownership tests, the Company believes that it is more likely than not that it will qualify to be taxed as a REIT for the year ending December 31, 2008.

(Loss) earnings per share

Basic EPS amounts are computed by dividing net (loss) income (adjusted for dividends on Preferred Stock) by the sum of the weighted average number of common shares outstanding, the weighted average number of shares issuable for the Initial Warrants and the Escrow Warrants and the weighted average number of shares granted and issuable for 46,960,000 of the Override Warrants issued. GAAP requires the inclusion of these Warrants in the calculation of Basic EPS because they are issuable for little or no consideration. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. During the six months ended June 30, 2008, 3,162,500 and 30,326,715 potentially dilutive shares from Series E and Series F Preferred Stock, respectively, were not included in the computation of Diluted EPS because to do so would be anti-dilutive. Additional Warrants for approximately 2.5 billion shares of Common Stock were not included in the computation of Basic EPS because the conditions of the contingency (satisfaction of the Escrow Release Conditions) had not been satisfied at June 30, 2008.

Following is information about the computation of the EPS data for the three-month periods ended June 30, 2008 and 2007 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended June 30, 2008
Net Income	$412,311
Less Preferred Stock dividends	(26,039)

Basic EPS, income available to common shareholders	386,272	416,273	$0.93

Effect of dilutive securities:
Convertible Series E Preferred Stock	1,482	2,442
Convertible Series F Preferred Stock	19,325	65,927

Diluted EPS	$407,079	484,642	$0.84

Three Months Ended June 30, 2007
Net Income	$83,399
Less Preferred Stock dividends	(5,318)

Basic EPS, income available to common shareholders	78,081	119,007	$0.66

Effect of dilutive securities:
Convertible Series E Preferred Stock	175	285

Diluted EPS	$78,256	119,292	$0.66

Six Months Ended June 30, 2008
Net Loss	$(2,907,816)
Less Preferred Stock dividends	(41,296)

Basic EPS and Diluted EPS, loss available to common shareholders	$(2,949,112)	328,679	$(8.97)

Six Months Ended June 30, 2007
Net Income	$158,396
Less Preferred Stock dividends	(10,154)

Basic EPS, income available to common shareholders	148,242	116,556	$1.27

Effect of dilutive securities:
Convertible Series E Preferred Stock	175	143

Diluted EPS	$148,417	116,699	$1.27

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

Note 4. ARM Assets

The following tables present the Company’s ARM Assets as of June 30, 2008 and December 31, 2007 (in thousands):

June 30, 2008	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for sale or securitization	Total
Principal balance outstanding	$5,461,861	$597,977	$1,491,031	$21,345,989	$318,530	$29,215,388
Net unamortized (discount) premium	(1,278,088)	(172,447)	—	(67,905)	(16,300)	(1,534,740)
Lower of cost or fair value adjustment	—	—	(334,203)	—	(28,390)	(362,593)
Non-accretable discounts	—	(26,016)	(244,390)	(5,301)	—	(275,707)
Net unrealized loss on purchase loan commitments	—	—	—	—	(1,649)	(1,649)
Principal payment receivable	1,910	36	1	—	—	1,947

Amortized cost, net	4,185,683	399,550	912,439	21,272,783	272,191	27,042,646

Gross unrealized gains	177,641	27,960	1,627	15,388	—	222,616
Gross unrealized losses	—	—	—	(1,080,402)	—	(1,080,402)

Fair value	$4,363,324	$427,510	$914,066	$20,207,769	$272,191	$26,184,860

Carrying value	$4,363,324	$427,510	$912,439	$21,272,783	$272,191	$27,248,247

December 31, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for sale or securitization	Total
Principal balance outstanding	$10,337,148	$721,069	$2,804,405	$21,246,545	$543,934	$35,653,101
Net unamortized (discount) premium	(312,296)	(72,158)	—	147,058	5,922	(231,474)
Allowance for loan losses	—	—	—	(10,426)	(365)	(10,791)
Non-accretable discounts	—	(21,726)	(247,812)	—	—	(21,726)
Net unrealized loss on purchase loan commitments	—	—	—	—	(132)	(132)
Principal payment receivable	18,952	151	1,368	—	—	20,471

Amortized cost, net	10,043,804	627,336	2,557,961	21,383,177	549,359	35,161,637

Gross unrealized gains	3,014	19,889	7,176	19,391	5,061	54,531
Gross unrealized losses	—	—	—	(182,096)	(283)	(182,379)

Fair value	$10,046,818	$647,225	$2,565,137	$21,220,472	$554,137	$35,033,789

Carrying value	$10,046,818	$647,225	$2,557,961	$21,383,177	$549,359	$35,184,540

(Loss) gain on ARM Assets, net, for the three and six months ended June 30, 2008 and June 30, 2007 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Loss) gain on sale of ARM Assets:
ARM securities	$13,657	$308	$(636,783)	$2,156
Purchased Securitized Loans	40	—	(1,124)	—
Securitized ARM Loans	2,473	—	(123,624)	—

	16,170	308	(761,531)	2,156

Other-than-temporary impairment and lower of cost or fair value charges:
ARM securities	(97,597)	—	(1,270,210)	—
Purchased Securitized Loans	(42,991)	—	(103,816)	—
Securitized ARM Loans	(43,034)	—	(349,178)	—
ARM loans held for sale or securitization	(25,963)	—	(28,390)	—

	(209,585)	—	(1,751,594)	—

Loss on sale of REO	(1,852)	—	(2,545)	—

Total	$(195,267)	$308	$(2,515,670)	$2,156

For the six months ended June 30, 2008, the Company recorded a net loss of $637.9 million on the sale and liquidation of $4.9 billion of Purchased ARM Assets, of which $1.6 billion were liquidated in satisfaction of the Company’s indebtedness by several of the Company’s Reverse Repurchase Agreement counterparties. The Company permanently financed $1.8 billion of Securitized ARM Loans during the six months ended June 30, 2008. The Securitized ARM Loans permanently financed had been classified as held for sale at December 31, 2007 and were reclassified to held for investment when they were permanently financed and recorded as ARM Loans Collateralizing Debt. Thus, the difference between the fair value when permanently financed and their recorded value resulted in a net loss of $123.6 million. The Company realized a gain of $2.2 million on the sale of $1.7 billion of Purchased ARM Assets during the six months ended June 30, 2007.

The Company recorded losses of $97.6 million and $43.0 million in other than temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively, for the quarter ended June 30, 2008. Other than temporary impairment charges on its ARM Securities and Purchased Securitized Loans totaled $1.3 billion and $103.8 million, respectively, for the six months ended June 30, 2008. Losses of $349.2 million and $28.4 million were recognized at June 30, 2008 on the Company’s Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. The losses enumerated above totaling $1.8 billion are recorded in loss (gain) on ARM Assets, net, in the Consolidated Income Statements for the six months ended June 30, 2008. The fair value prices of the ARM Assets used to calculate this loss reflect the prices at which the assets could have been sold on June 30, 2008 and are not meant to equal the Company’s expected credit losses on the ARM assets.

During the six months ended June 30, 2008, the Company securitized $991.7 million of ARM loans into a Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale, but instead as a permanent financing and, therefore, did not record any gain or loss in connection with the securitization. The Company retained $134.9 million of the resulting securities for its ARM Loan portfolio and financed $856.8 million with third-party investors, thereby providing long-term collateralized financing for these assets. As of June 30, 2008 and December 31, 2007, the Company held $21.3 billion and $21.4 billion, respectively, of ARM Loans Collateralizing Debt. As of June 30, 2008 and December 31, 2007, the Company held $0.9 billion and $2.6 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the six months ended June 30, 2008, the Company did not acquire any Purchased Securitized Loans. At June 30, 2008 and December 31, 2007, the Company’s Purchased Securitized Loans totaled $427.5 million and $647.2 million, respectively. Because the Company owns credit loss classes of these securitizations, the Company has credit exposure, up to the value of the Company’s securities, on the entire balance of underlying loans, which totaled $5.5 billion and $5.9 billion at June 30, 2008 and December 31, 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2008, 159 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $145.0 million. The Company recorded impairment charges to recognize management’s estimate of additional future losses due to credit risk inherent in its Purchased Securitized Loan portfolio of $4.2 million and $0 during the six months ended June 30, 2008 and 2007, respectively. Activity in non-accretable discounts for the six month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance at beginning of period	$21,726	$15,087
Recoveries	802	—
Increase for expected future losses	4,225	—
Realized losses	(737)	(9)

Balance at end of period	$26,016	$15,078

At June 30, 2008, substantially all of the Company’s available-for-sale securities had contractual maturities in excess of ten years.

The Company has credit exposure on its ARM Loans. Nonaccrual loans totaling $159.1 million and $66.3 million were outstanding at June 30, 2008 and December 31, 2007, respectively. There were no loans that were 90 days or more past due, based on contractual terms, and still accruing interest at June 30, 2008 and December 31, 2007. The following tables summarize ARM Loan delinquency information as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

June 30, 2008

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	20	$19,141	0.08%		0.11%		0.07%
90 days or more	4	2,390	0.02		0.01		0.01
In bankruptcy and foreclosure	73	50,656	0.29		0.30		0.18

	97	72,187	0.39	(1)	0.42	(1)	0.26

Bulk Acquisitions
60 to 89 days	23	27,286	0.22		0.44		0.09
90 days or more	23	22,766	0.22		0.36		0.07
In bankruptcy and foreclosure	85	83,280	0.84		1.33		0.29

	131	133,332	1.28	(2)	2.13	(2)	0.45

	228	$205,519	0.65%		0.89%		0.71%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2007

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	12	$7,360	0.05%		0.04%		0.02%
90 days or more	6	3,469	0.02		0.02		0.01
In bankruptcy and foreclosure	26	17,411	0.10		0.10		0.05

	44	28,240	0.17	(1)	0.16	(1)	0.08

Bulk Acquisitions
60 to 89 days	14	16,829	0.12		0.25		0.05
90 days or more	11	8,261	0.10		0.12		0.02
In bankruptcy and foreclosure	45	37,165	0.41		0.55		0.10

	70	62,255	0.63	(2)	0.92	(2)	0.17

	114	$90,495	0.31%		0.37%		0.25%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of June 30, 2008, the Company owned $25.5 million of REO properties as a result of foreclosing on delinquent loans. The 55 REO properties had original loan balances of $38.0 million and a valuation reserve of $12.5 million. During the six months ended June 30, 2008, the Company realized a net loss of $245,000 on the sale of REO properties and recorded a $2.3 million loss to reduce REO properties to their estimated fair value.

Activity in allowance for loan losses for the six month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	June 30, 2008	June 30, 2007
Balance at beginning of the period	$10,791	$13,908
Provision for loan losses	—	2,232
Charge offs to REO	(3,630)	—
Realized losses	(105)	(448)
Reversal of allowance for loan losses	(7,056)	—

Balance at end of the period	$—	$15,692

No allowance for loan losses has been recorded as the Company believes that the lower of cost or fair value adjustment and other than temporary impairment losses totaling $578.6 million reflected in its Securitized ARM Loans include all probable credit losses inherent in the ARM Loan portfolio at June 30, 2008.

The Company originates fully amortizing loans with interest only payment terms for a period not to exceed ten years. Interest only loans represented 87.3% and 87.5% of ARM Loans at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 3.8% of ARM Assets and accumulated deferred interest totaled $72.6 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $991.7 million and $2.8 billion of ARM loans during the six months ended June 30, 2008 and 2007, respectively, because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $23.6 million, net of amortization of $2.6 million during the six months ended June 30, 2008, are included in Other Assets on the Consolidated Balance Sheets at June 30, 2008. MSRs of $26.2 million, net of amortization of $5.9 million during 2007, are included in Other Assets on the Consolidated Balance Sheets at December 31, 2007. At June 30, 2008, the approximate fair value of the MSRs of $36.9 million equaled or exceeded their carrying basis in each risk stratum. The Company granted a security interest in the Company’s MSRs to the counterparties to the Override Agreement to secure the Company’s obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements,

The Company had no significant commitments to purchase or originate ARM loans at June 30, 2008.

Note 5. PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded a PPA and Additional Warrant Liability of $600.5 million with $32.1 million of associated issuance costs. The allocated value of the PPA and Additional Warrant Liability was determined based on its relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. At March 31, 2008, the PPA and Additional Warrant Liability was reported at the estimated fair value of $1.1 billion after a fair value charge of $552.6 billion. The PPA and Additional Warrant Liability represents (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement and investors contributing to the escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried on the Consolidated Balance Sheet and is recorded at fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability as an adjustment in the Consolidated Income Statements. The PPA and Additional Warrant Liability was $584.1 million at June 30, 2008, and the Company recorded an adjustment of $536.9 million for the change in its fair value in the second quarter as a decrease to the liability (see Note 16—Subsequent Events).

Note 6. Hedging Instruments

Hybrid ARM Hedging Instruments

As of June 30, 2008 and December 31, 2007, the Company was counterparty to Swap Agreements having aggregate notional balances of $542.8 million and $8.0 billion, respectively.

In response to the market dislocations in the first quarter of 2008, the Company terminated all of its Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. Upon termination, the Company paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with a notional balance of $7.0 billion. At June 30, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $177.7 million. For these terminations, the reclassification of these amounts reflected in OCI to the Consolidated Income Statements will occur as the original hedged transactions that are still probable of occurring impact the Consolidated Income Statements. This reclassification totaled $44.3 million in the six months ended June 30, 2008, and was recorded in interest expense on borrowed funds.

In the six months ended June 30, 2008, the Company reclassified a net $13.5 million of OCI to the Consolidated Income Statements, recorded in (Loss) gain on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. The Company also reclassified $13.8 million of OCI to the Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring.

As of June 30, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $246.7 million. In the twelve month period following June 30, 2008 based on the current level of interest rates, $210.2 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Consolidated Income Statements as interest expense.

As of June 30, 2008, the remaining active Swap Agreements had a weighted average maturity of 2.2 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.05% and 4.76% at June 30, 2008 and December 31, 2007, respectively.

The net unrealized loss on active Swap Agreements at June 30, 2008 of $4.6 million included no Swap Agreements with gross unrealized gains and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. In the twelve month period following June 30, 2008 based on the current level of interest rates, $3.8 million of these net unrealized losses currently reflected in OCI are expected to be reclassified into the Consolidated Income Statements as interest expense.

As of June 30, 2008 and December 31, 2007, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $490.8 million and $630.9 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at June 30, 2008 and December 31, 2007 was $726,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $4.2 million and $6.9 million as of June 30, 2008 and December 31, 2007, respectively, are included in OCI. In the twelve month period following June 30, 2008, $2.0 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.41%. The Cap Agreements had an average maturity of 3.1 years as of June 30, 2008 and will expire between 2009 and 2013.

Interest expense for three- and six-month periods ended June 30, 2008 includes net expense related to Hybrid ARM Hedging Instruments of $47.2 million and $66.3 million, respectively. Interest expense for the same periods in 2007 includes net receipts on Hybrid ARM Hedging Instruments of $65.7 million and $142.0 million, respectively.

Pipeline Hedging Instruments

Purchase commitments for originated and purchased loans that will be held for sale generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company may hedge these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in (Loss) gain on Derivatives, net in the Consolidated Income Statements. There were no Pipeline Hedging Instruments at either June 30, 2008 or December 31, 2007.

(Loss) Gain on Derivatives

The Company recorded a net loss of $33.2 million on Derivatives during the six months ended June 30, 2008. This loss consisted of a net loss of $19.2 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $13.5 million and a net loss of $482,000 on other Derivative transactions. The Company recorded a net gain of $8.3 million on Derivatives during the same period in 2007. This gain consisted of a net gain of $7.0 million on Pipeline Hedging Instruments, a net gain of $959,000 on other Derivative transactions and a net gain of $329,000 on commitments to purchase loans from correspondent lenders and bulk sellers.

Note 7. Borrowings

Reverse Repurchase Agreements

As more fully described in Note 2, the Company entered into an Override Agreement on March 17, 2008 with its five remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, the Company may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral there under other than as provided in the Override Agreement.

In connection with the Override Agreement and the Financing Transaction, the Company has recorded a debt discount related to Reverse Repurchase Agreements totaling $37.4 million at June 30, 2008 which consists of $15.3 million, the value of Override Warrants issued to Reverse Repurchase Agreement counterparties and $22.1 million, the value of the option transferred by the Manager to Reverse Repurchase Agreement counterparties. The debt discount will be amortized over the term of the Override Agreement using the interest method.

As of June 30, 2008, the Company had a principal balance of $5.4 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At June 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.01% and a weighted average remaining maturity of 8.7 months. As of December 31, 2007, the Company had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.22% and a weighted average remaining maturity of 8.6 months.

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

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, the Company has experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, the Company and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. The Company and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 the Company has identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. The Company expects that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on its interpretation of the Override Agreement. There can be no assurances that the Company will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that the Company will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that the Company will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund (see Note 16 – Subsequent Events).

Asset-backed CP

The Company, through TMCR, a bankruptcy-remote subsidiary of the Company, had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided the Company with an alternative way to finance its High Quality ARM Assets portfolio. The Company is not a guarantor of the payments on these notes, and there is no contractual recourse to the Company for the nonpayment of the notes or any insufficiency after liquidation. The Asset-backed CP program was terminated on April 15, 2008. On April 14, 2008, TMCR did not make payment on the final maturity date of $300.0 million of notes due under TMCR’s Asset-backed CP program. The failure to make such payment constituted a default under the Asset-backed CP program. The Company was legally released from $294 million of the notes in exchange for tendering the AAA-rated MBS collateral and $14.2 million cash collateral. The net fair value of the liquidated AAA-rated MBS and cash collateral after liquidation expenses was $271.0 million, resulting in a gain on extinguishment of debt of $23.0 million. TMCR is liable for the remaining balance of $6.0 million in claims on the notes, which is recorded in accrued expenses and other liabilities on the June 30, 2008 Consolidated Balance Sheet. Subsequent to the April 14, 2008 default of the Asset-backed CP facility, no interest is recorded on the remaining $6.0 million claim on the notes.

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

The following tables present the Collateralized Mortgage Debt and the related Hedging Instruments held by bankruptcy-remote legal entities that were outstanding as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

June 30, 2008

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,823,428	4.56%
Capped floating-rate financing (2)	14,595,976	4.56%
Pass-through rate financing	3,774,837	5.76%
Fixed-rate financing (3)	1,145,113	5.08%

Total	$21,339,354	4.79%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.

(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $14.6 billion as of June 30, 2008.
(3)	Includes floating-rate financing hedged with Swap Agreements with a notional balance of $542.8 million and fixed-rate financing of $602.3 million as of June 30, 2008.

December 31, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,255,655	5.11%
Capped floating-rate financing (2)	15,779,226	5.11%
Pass-through rate financing	1,975,825	6.36%
Fixed-rate financing (3)	2,235,380	4.68%

Total	$21,246,086	5.18%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balance of $15.8 billion as of December 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with a notional balance of $885.9 million and Cap Agreements with strike prices less than one-month LIBOR with a notional balance of $701.9 million and fixed-rate financing of $647.6 million as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.3 billion and $21.2 billion, respectively. The debt matures between 2033 and 2048 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at June 30, 2008 and December 31, 2007 of approximately 3.5 years.

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

In the respective offsetting agreements, the Company has received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction counterparties whereby the Company is obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Company. The Company is required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $463.6 million at June 30, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that the Company bears the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. The Company’s obligation is covered by the Override Agreement and, accordingly, the Company is not exposed to additional requests for collateral on the Forward Auction Agreements during its term. The collateral posted on the Forward Auction Agreements by the Company as of June 30, 2008 (dollars in thousands) is as follows:

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1mo CPR	Collateral Held by Forward Auction Agreement Counterparties*
2008	$3,445,871	$3,372,494	$132,478
2009	3,762,463	3,344,626	180,541
2010	244,960	165,708	25,109
2011	3,924,563	2,056,934	66,424
2012	3,131,518	1,844,770	59,006

Total	$14,509,375	$10,784,532	$463,558

*–	Collateral held was allocated pro-rata to Forward Auction Agreements based on estimated future payment requirements.

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds and mortgage spreads. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at June 30, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	200	250	300	350	400	450	500
Actual 1 Month	$220.4	$197.2	$105.5	$(75.5)	$(266.8)	$(458.2)	$(649.5)
15%	204.7	182.0	92.6	(78.5)	(258.8)	(439.1)	(619.4)
20%	181.3	159.4	73.6	(82.2)	(245.8)	(409.3)	(572.8)
25%	161.2	140.0	57.7	(84.6)	(233.2)	(381.8)	(530.3)
30%	144.1	123.7	44.5	(85.8)	(221.1)	(356.4)	(491.7)
35%	129.7	110.0	33.7	(85.8)	(209.3)	(332.8)	(456.4)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average one-month CPR for the underlying collateral on June 30, 2008 was 13.0%. This compares to the three-month and six-month CPRs of 16.0% and 28.9%, respectively. The spreads on prime collateral backed, AAA-rated MBS at June 30, 2008 were at the high end of historical observations and ranged from 250 to 550 BPs, with an average for the Company’s portfolio of 390 BPs.

The fees paid by the Company on behalf of the trusts exceed the fees received by the Company from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by the Company are accreted into income based on projected cash flows that results in income and expense recognition that is not consistently offsetting. In the six months ended June 30, 2008 income recognized on the Forward Auction Agreements totaled $8.4 million and the associated expense totaled $12.8 million.

Whole Loan Financing Facilities

As of June 30, 2008, the Company had $212.0 million outstanding on two whole loan financing facilities at an effective rate of 8.61%. As of December 31, 2007, the Company had $453.5 million borrowed against these whole loan financing facilities at an effective rate of 5.42%. The amount borrowed on the whole loan financing facilities at June 30, 2008 was collateralized by ARM Loans with a carrying value of $269.6 million.

On May 7, 2008, the Company and two of its warehouse lenders entered into amendments to the whole loan financing facilities that had been suspended in March 2008 in order to reactivate these facilities. The terms of each amendment are contingent upon the Company having at least one additional whole loan financing facility with similar terms. As a result of the amendments, the Company has two committed facilities that each has a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus

175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls based on age of the whole loans and estimated values of the whole loans. As of August 15, 2008, the principal balance of the loans that have been on the facilities over 90 days was $206.9 million. Each of the whole loan financing facilities requires the Company to pay a 1% commitment fee for the term of the facility and has financial covenants limiting the Company’s leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through September 30, 2008. Under the terms of the warehouse agreements, the Company is required to file its quarterly financials within 45 days of each quarter end, however, the terms of the agreements provide the Company with 10 business days to cure any failure to meet this deadline, resulting in an August 28, 2008 deadline for the filing of the quarterly financials for the quarter ended June 30, 2008.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at June 30, 2008 and December 31, 2007. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At June 30, 2008 and December 31, 2007, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.5 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. If, at the end of any quarter, the total unencumbered assets of the Company fall below 125% of the aggregate principal amount of unsecured indebtedness of the Company (the Minimum Unencumbered Asset Amount), the Company will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until the total unencumbered assets of the Company exceeds the Minimum Unencumbered Asset Amount. As of June 30, 2008, the Company was in compliance with all financial and nonfinancial covenants on its Senior Note obligations, however the untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

As part of the Financing Transaction described in Note 2, the Company entered into a second supplemental indenture and security agreement with respect to the Senior Notes to secure the Senior Notes on a basis senior to the lien provided for the Senior Subordinated Notes. Certain of TMA’s subsidiaries have guaranteed payment of the Senior Notes on a senior basis.

Senior Subordinated Notes

On March 31, 2008, the Company entered into an Indenture with Wilmington Trust Company as Trustee, relating to the Financing Transaction described in Note 2 and the issuance of Senior Subordinated Notes with an initial aggregate principal balance of $1.15 billion. The Senior Subordinated Notes mature on March 31, 2015. The Senior Subordinated Notes have an initial annual interest rate of 18%, payable each March 31 and September 30, which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. Initially, an additional $200.0 million was placed in escrow for the purchase by investors of additional Senior Subordinated Notes to be issued if such funds are used to partially fund the Exchange Offer and Consent Solicitation. Of the $200.0 million originally deposited in the escrow account, approximately $188.6 million continues to be held in escrow. Upon satisfaction of the Escrow Release Conditions, up to approximately $188.6 million of the funds remaining in escrow will be released to the Company and the Company will issue additional Senior Subordinated Notes in a corresponding aggregate principal amount to investors who subscribed to the escrow fund up to the amount required to be used to fund the cash portion of the consideration in the Exchange Offer and Consent Solicitation. If the Escrow Release Conditions do not occur by September 30, 2008, or if the September 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction.

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

The Senior Subordinated Notes with a principal balance of $1.15 billion were initially recorded on the Company’s Consolidated Balance Sheets at their allocated fair value of $494.4 million as of March 31, 2008. The initial balance of the Senior Subordinated Notes was determined based on their relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. At March 31, 2008, Senior Subordinated Notes were recorded at estimated fair value of $923.0 million after a fair value increase of $457.1 million, including issuance costs of $28.5 million. The Company elected to carry the Senior Subordinated Notes at fair value, which was $899.5 million at June 30, 2008 and recorded a $432.1 million increase in the fair value of the Senior Subordinated Notes as Senior Subordinated Notes fair value changes in the Consolidated Income Statements for the six months ended June 30, 2008 in order to reflect the Senior Subordinated Notes at fair value based on reported trades of the Senior Subordinated Notes. The difference between the face amount of the Senior Subordinated Notes of $1.15 billion and the $227.0 million discount to their issue date fair value of $923.0 million is being amortized to interest expense over the term of the Senior Subordinated Notes using the interest method. At June 30, 2008, the unamortized initial debt discount was $223.7 million.

The Company’s Senior Subordinated Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. As of June 30, 2008, the Company was in compliance with all financial and nonfinancial covenants on its Senior Subordinated Note obligations, however the untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

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

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at June 30, 2008 and December 31, 2007. TMA holds $53.5 million of the Subordinated Notes at June 30, 2008, and is a guarantor of the remaining $186.5 million Subordinated Notes held by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At June 30, 2008 and December 31, 2007, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.4 million and $233.3 million, respectively, and had an effective cost of 7.79%, which reflects the effect of issuance costs. The Subordinated Note obligations contain nonfinancial covenants. As of June 30, 2008, the Company was in compliance with all nonfinancial covenants on its Subordinate Note obligations, however the untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

Other

The total cash paid for interest was $328.6 million and $639.0 million for the quarters ended June 30, 2008 and 2007, respectively, and $803.3 million and $1.3 billion for the six months ended June 30, 2008 and 2007, respectively.

Note 8. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$4,363,324	$4,363,324	$10,046,818	$10,046,818
Purchased Securitized Loans	427,510	427,510	647,225	647,225
Securitized ARM Loans	912,439	914,066	2,557,961	2,565,137
ARM Loans Collateralizing Debt	21,272,783	20,207,769	21,383,177	21,220,472
ARM loans held for sale or securitization	272,191	272,191	549,359	554,137
Hedging Instruments	9,759	9,759	17,523	17,523

Liabilities:
Reverse Repurchase Agreements	$5,388,400	$5,388,400	$11,547,354	$11,547,354
Asset-backed CP	—	—	400,000	400,000
Collateralized Mortgage Debt	21,339,354	20,326,914	21,246,086	20,519,546
Whole loan financing facilities	212,016	212,016	453,500	453,500
Senior Notes	305,000	204,350	305,000	257,725
Senior Subordinated Notes	899,537	899,537	—	—
Subordinated Notes	240,000	100,080	240,000	154,200
PPA and Additional Warrant Liability	584,139	584,139	—	—
Hedging Instruments	13,597	13,597	123,936	123,936
Preferred Stock	1,001,589	179,915	—	—

Note 9. Common Stock, Preferred Stock and Common Stock Warrants

Common Stock and Preferred Stock

In January 2008, the Company received net proceeds of $229.8 million from the concurrent public offerings of 8,050,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

During the three and six-month periods ended June 30, 2008, the Company issued 282,120 and 23,952,342 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $159,000 and $258.4 million, respectively.

The following table presents the Company’s Preferred Stock at June 30, 2008 and December 31, 2007 (in thousands, except per share data):

	June 30, 2008	December 31, 2007
Preferred Stock: par value $0.01 per share;
Series B Cumulative Preferred shares aggregate preference in liquidation $0; 0 and 22,000 shares authorized, respectively; no shares issued and outstanding	$—	$—
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125; 6,525,000 and 7,230,000 shares authorized, respectively; 6,525,000 shares issued and outstanding	157,958	157,958
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 4,000,000 and 5,000,000 shares authorized, respectively; 4,000,000 shares issued and outstanding	96,303	96,303
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063; 3,162,500 and 6,162,500 shares authorized, respectively; 3,162,500 shares issued and outstanding	76,172	76,172
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $758,168 and $529,743, respectively; 30,326,715 and 23,000,000 shares authorized, respectively; 30,326,715 and 21,190,000 shares issued and outstanding, respectively	671,156	502,052

	$1,001,589	$832,485

The following table presents the Company’s dividends paid on Preferred Stock during the six-month periods ended June 30, 2008 and 2007 (in thousands, except per share data):

	2008		2007
	Per Share	Total	Per Share	Total
Series C	$0.50	$544	$1.00	$6,020
Series D	0.49	328	0.98	3,959
Series E (1)	0.47	247	0.14	175
Series F (2)	0.64	12,574	—	—

		$13,693		$10,154

(1)	Series E Preferred Shares were first issued in June 2007.
(2)	Series F Preferred Shares were first issued in September 2007.

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and the Company has not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. The Company has not accrued the cumulative unpaid dividends because they have not been declared as of June 30, 2008. Cumulative unpaid dividends on Preferred Stock totaled $41.3 million at June 30, 2008. However, the Company has proposed an amendment to modify the terms of each series of Preferred Stock to, among other things, make dividends non-cumulative. The amendment requires approval from the holders of the Company’s voting stock, which was obtained at the annual meeting of shareholders held on June 12, 2008 and from the holders of the Company’s Preferred Stock in connection with the Exchange Offer and Consent Solicitation. The amendment would have the effect of eliminating any cumulative dividends that have not been declared or paid as of the date such amendment becomes effective.

On July 23, 2008, the Company commenced an Exchange Offer and Consent Solicitation for all of its outstanding shares of Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, additional shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis. The cash portion of the Exchange Offer and Consent Solicitation will be partially financed by up to approximately $188.6 million in funds remaining in escrow in connection with the Financing Transaction. If the Escrow Release Conditions are not satisfied by September 30, 2008, the escrow will terminate and the escrowed funds will be returned to the investors who contributed the escrowed funds and the Escrow

Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes. The Exchange Offer and Consent Solicitation will be successfully completed if the Company receives valid tenders for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by September 30, 2008. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. Pursuant to the terms of the Financing Transaction, the Company must use its best efforts to successfully complete the Exchange Offer and Consent Solicitation (see Note 16—Subsequent Events).

On March 17, 2008, the Company filed a Form S-3ASR, an automatic shelf registration statement of securities of well-known seasoned issuers, with the SEC so that the Company may offer debt securities, equity securities, warrants and shareholder rights from time to time. On July 30, 2008, the Company filed a post-effective amendment to the registration statement to add the Subsidiary Guarantors as additional registrants and thereby permit the Company to register the Senior Subordinated Notes under the registration statement.

On April 1, 2008, the Company entered into an amendment to the Shareholders Rights Agreement, dated as of January 21, 2001, as amended, to terminate the Shareholders Rights Agreement as of April 2, 2008.

On June 12, 2008, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number or authorized shares of capital stock from 500 million to 4 billion shares and on June 13, 2008, the Company filed articles of amendment to its articles of incorporation, reflecting the increase in the authorized capital stock. At the 2008 annual meeting held on June 12, 2008, the Company’s shareholders also approved an amendment to modify the terms of each of the Company’s existing series of preferred stock to eliminate certain rights of the Preferred Stock. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company is seeking such consents in connection with the Exchange Offer and Consent Solicitation for the Preferred Stock.

Common Stock Warrants

In connection with the Override Agreement and the Financing Transaction described in Note 2, the Company issued or will issue the following Warrants:

(1) Initial Warrants to purchase 168,606,548 shares of Common Stock were issued to the investors in the Financing Transaction on March 31, 2008. Escrow Warrants to purchase an additional 29,322,879 shares of Common Stock were placed in escrow until the earlier of satisfaction of the Escrow Release Conditions or September 30, 2008.

(2) Override Warrants to purchase 46,960,000 shares of Common Stock were issued to counterparties to the Override Agreement on April 1, 2008. Upon satisfaction of the Escrow Release Conditions, the remaining Override Warrants will be issued to the Counterparties to the Override Agreement to the extent not provided under the TMAC Participation Agreement.

(3) Upon satisfaction of the Escrow Release Conditions, investors who are participants in the terminated Principal Participation Agreement and investors that contributed escrowed funds will receive Additional Warrants such that the Additional Warrants, together with the 168,606,548 Initial Warrants issued on March 31, 2008 and the 29,322,879 Escrow Warrants to be issued out of escrow will be exercisable for shares of Common Stock that will constitute approximately 90% of Common Stock outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company, which is estimated to equal Additional Warrants to purchase approximately 2.5 billion shares of Common Stock. The Additional Warrants will constitute 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation. The Company has agreed to register the shares underlying the Escrow Warrants and the Additional Warrants for resale and expects to file a prospectus with the SEC to accomplish such registration shortly after delivering the Escrow Warrants and, upon satisfaction of the Escrow Release Conditions, the Additional Warrants.

All of the Warrants are exercisable at a price of $0.01 per share. The Initial Warrants and the Override Warrants issued on April 1, 2008 described in (1) and (2) above have been exercised. The Company filed a resale prospectus with the SEC on June 19, 2008, for 215,566,548 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. The Override Warrants issued to the counterparties of the Override Agreement expire on April 1, 2013. The Warrants issued to investors in the Financing Transaction expire on March 31, 2015.

The Initial Warrants and the Escrow Warrants were recorded in Shareholders’ Deficit at $52.7 million, net of $3.0 million of issuance costs. The value of the Initial Warrants and the Escrow Warrants was determined based on their relative fair value in allocating the financing proceeds to the Senior Subordinated Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. The Override Warrants issuable to the counterparties to the Override Agreement were recorded in Shareholders’ Deficit at $25.1 million. The fair value of the option transferred to the Override Agreement counterparties by the Manager was also recorded in Shareholders’ Deficit at $36.5 million. During the six months ended June 30, 2008, Initial Warrants of $44.9 million were exercised, leaving $7.8 million of Escrowed Warrants at June 30, 2008.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, shares of Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of Common Stock outstanding on a fully diluted basis.

TMHL Adjusted Net Worth Compliance

TMHL is subject to certain net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) to maintain its Federal Housing Administration lending certification. As of December 31, 2007, TMHL was not in compliance with the HUD net worth requirement. By executing a plan of recapitalization of TMHL through the Company’s forgiveness of intercompany debt and the Company’s assumption of certain third party debt of TMHL, the net worth of TMHL as of June 30, 2008 was approximately $18.7 million. Fannie Mae had suspended their approval of TMHL as a Fannie Mae Seller/Servicer, but by letter dated July 1, 2008, Fannie Mae reinstated the status of TMHL as a Fannie Mae Seller/Servicer to “approved.” TMHL believes that it will not lose its Federal Housing Administration certification. At the time of origination of the mortgage loans, TMHL possessed all necessary certifications and approvals to originate and service the mortgage loans. TMHL is currently in possession of all necessary licenses to continue its origination and servicing business operations.

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income or loss and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized (losses) gains on Purchased ARM Assets (1)	Unrealized gains (losses) on Hedging Instruments (2)	Accumulated other comprehensive loss
Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	(239,323)	163,043	(76,280)

Balance, June 30, 2007	$(703,432)	$315,104	$(388,328)

Balance, December 31, 2007	$22,903	$(195,335)	$(172,432)
Net change	182,698	(60,242)	122,456

Balance, June 30, 2008	$205,601	$(255,577)	$(49,976)

(1)

Prior to December 31, 2007, unrealized gains and losses on Purchased ARM Assets were included in OCI. Beginning on December 31, 2007, unrealized losses are realized as impairment charges and unrealized gains are included in OCI.

(2)	At June 30, 2008, the unrealized losses on Hedging Instruments included losses totaling $246.7 million recorded in OCI related to terminated Swap Agreements.

Note 11. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of June 30, 2008, there were 1,528,816 DERs outstanding, all of which were vested, and 25,632,644 PSRs outstanding, of which 5,657,684 were vested. The Company recorded an expense recapture associated with DERs and PSRs of $1.1 million during the quarter ended June 30, 2008. The recapture recorded consists of $3.3 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $2.2 million related to the amortization of unvested PSRs. The Company recorded expenses associated with DERs and

PSRs of $2.7 million for the quarter ended June 30, 2007. The expense recorded in the second quarter of 2007 consists of $1.9 million associated with dividend equivalents paid on DERs and PSRs, $352,000 related to the amortization of unvested PSRs and $472,000 resulting from the impact of the increase in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment. To date, the Company has not issued SARs under the Plan.

On April 22, 2008, the Compensation Committee reviewed concerns about the effects on employee morale and retention resulting from the decline in value of the Company’s employees’ PSRs, which represent a significant portion of their compensation, and the continued volatility in the mortgage industry and employees’ concerns about the effects of that volatility on the future of the industry and the Company. The Compensation Committee recommended the granting of one-time special awards of PSRs to certain employees to induce them to remain with the Company. On June 12, 2008, the Company granted an aggregate of 23,997,813 PSRs, to certain employees of the Company and the Board of Directors, as one-time special awards to vest over three years subject to continued service to the Company. The grant value totaled $31.0 million ($1.29 per share). At June 30, 2008, the fair value of the grant was $4.8 million.

Pursuant to the terms of the Override Agreement, the Company may not purchase PSRs from participants in the Plan during the term of the Override Agreement.

Note 12. Transactions with Affiliates

The Company is managed externally by the Manager under the terms of the Management Agreement. The Management Agreement, which expires in July 2014, provides for an annual review by the independent directors of the Board of Directors of the Manager’s performance and the reasonableness of the compensation paid to the Manager. If the Company terminates the Management Agreement other than for cause, the Company must pay the Manager a substantial cancellation fee. The Management Agreement contains a provision, which was waived for the Financing Transaction, that in the event a person or entity obtains more than 20% of Common Stock, there is a change in the majority of the Board of Directors of the Company, the Company is combined with or acquired by another entity, or the Company terminates the Management Agreement other than for cause, the Company is obligated to acquire substantially all of the Manager’s assets through an exchange of shares with a value based on a formula tied to the Manager’s net profits. On March 31, 2008, the Company entered into an amendment to the Management Agreement where it was agreed that the Financing Transaction would not constitute an acquisition event within the meaning of such Management Agreement. Furthermore, the parties agreed that the Manager would not receive any performance fee during the term of the Override Agreement. Consequently, the Manager will not be entitled to receive any performance-based compensation until the Override Agreement terminates. The Company has the right to terminate the Management Agreement upon the occurrence of certain specific events, including a material breach by the Manager of any provision contained in the Management Agreement.

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

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire an aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. At March 31, 2008, the $36.5 million fair value of this option was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties is being amortized over the term of the Override Agreement on a straight-line basis.

MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation Agreement on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction over $1.35 billion.

So long as MP TMAC LLC (or any other participant in the TMAC Participation Agreement) and its affiliates holds 30% of the TMAC Participation Agreement (Major Participant), the prior written consent of such participant shall be required before the Manager may enter into, amend, modify, supplement or terminate, or waive any provision under, any material contract of the Manager, including without limitation the Management Agreement, any employment agreement or other contracts relating to employees of the Manager, or other contracts relating to the Company. A Major Participant may request the Manager’s Board of Directors to take any action or refrain from taking any action with respect to any matter pertaining to the Manager, on the one hand, and either the Company or any current or prospective employee, consultant or adviser of the Manager, on the other hand. If the Board of Directors of the Manager (or, as the case may be, the stockholders of the Manager signatories to the TMAC Participation Agreement) shall unreasonably fail to implement such a request in a timely manner, then the Major Participant which made the request shall have the right to elect to designate up to a majority of the members of the Manager’s Board of Directors.

As of August 19, 2008, the Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

During the quarters ended June 30, 2008 and 2007, the Company paid certain reimbursement expenses of $3.3 million and $3.9 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. During the six months ended June 30, 2008 and 2007, the Company reimbursed the Manager $6.5 million and $7.0 million, respectively, for expenses. As of June 30, 2008 and December 31, 2007, $719,000 and $2.4 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended June 30, 2008 and 2007, the Company incurred base management fees of $6.0 million and $7.0 million, respectively, in accordance with the terms of the Management Agreement. For the six-month periods ended June 30, 2008 and 2007, the Company incurred base management fees of $12.0 million and $13.6 million, respectively. As of June 30, 2008 and December 31, 2007, $2.0 million and $1.6 million, respectively, was payable by the Company to the Manager for the base management fee.

For the three- and six-month periods ended June 30, 2008, the Company did not incur any performance-based fee and no amount was paid to the counterparties of the Override Agreement since the Manager did not earn any fee. For the three- and six-month periods ended June 30, 2007, the Company incurred performance-based fees in the amount of $9.5 million and $17.7 million, respectively. As of June 30, 2008 and December 31, 2007, zero and $9.8 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of June 30, 2008, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $45.5 million, had a weighted average interest rate of 5.22%, and maturities ranging between 2031 and 2038.

Note 13. Litigation

Securities Class Action Litigation

On May 27, 2008, a consolidated amended complaint (“CAC”), In re Thornburg Mortgage Inc. Securities Litigation, was filed against the Company, certain of the Company’s officers and directors, and the underwriters of some of the Company’s securities offerings. This consolidated proceeding encompasses the actions previously reported as Slater v. Thornburg, Gonsalves v. Thornburg, Smith v. Thornburg Mortgage, Inc., Sedlmyer v. Thornburg Mortgage, Inc., and Snydman v. Thornburg Mortgage, Inc. The CAC alleges that the Company and certain individual defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiffs and the members of the putative class purchased Common Stock at these artificially inflated market prices between April 19, 2007 and March 19, 2008. The CAC also alleges that all defendants are liable under federal securities laws for materially false and misleading statements in the registration statements and prospectuses for the Company’s May 2007, June 2007, September 2007, and January 2008 securities offerings. The CAC seeks unspecified money damages in favor of the putative class of purchasers of the Company’s securities, injunctive relief, restitution, the costs and expenses of the action, and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously. At June 30, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

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

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes the allegations are without merit, and intends to defend itself vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly. At June 30, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

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

Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. On January 1, 2008, the Company did not elect to measure any of its assets or liabilities at fair value that were not previously carried at fair value. In connection with the Financing Transaction, the Company elected to measure the elements of that transaction at fair value in accordance with SFAS 159.After initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsiderations events occur. The fair value election may not be revoked once an election is made.

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

Items valued using such valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some inputs that are readily observable.

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

Purchased ARM Assets and Securitized ARM Loans

For Purchased ARM Assets and Securitized ARM Loans which consist of mortgage-backed securities that are traded over-the-counter, fair value generally is based upon quoted market prices or Market Price Equivalents, both of which use, where possible, current market-based or independently sourced market parameters, such as quotes from broker-dealers that make markets in similar financial instruments, interest rates, product type, credit rating, seasoning, duration, prepayment expectations, option volatilities, discounted cash flows and other relevant inputs.

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

Items valued using quoted market prices are classified according to the lowest level input or value driver that is significant to the valuation. Purchased ARM Assets and Securitized ARM Loans priced using the methods described above are generally classified as Level 2. However, when less liquidity exists for a security, a quoted market price is stale or prices from independent sources vary, a security is generally classified as Level 3. As a result of the severe reduction in the level of activity in the relevant market beginning in the second half of 2007, observable market prices for directly comparable securities to those in the Company’s portfolio have not been readily available. Therefore, such securities are classified within Level 3 of the fair value hierarchy.

ARM Loans Held for Sale or Securitization

Prior to January 1, 2008, ARM loans held for sale or securitization were classified as held-for-investment and carried at amortized cost until subsequent securitization on March 3, 2008. As a result of liquidity issues (see Note 1), ARM loans held for sale or securitization that were not securitized subsequent to December 31, 2007 are designated as held for sale and carried at the lower of cost or fair value at June 30, 2008. The fair value of ARM loans held for sale or securitization is estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. Because of the specialized nature of the Company’s loan portfolio, there are no quoted prices for identical or similar loans. As a result, ARM loans held for sale or securitization are generally classified within Level 3 of the fair value hierarchy.

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

PPA and Additional Warrant Liability

The Financing Transaction described in Note 2 resulted in the Company recording a freestanding PPA and Additional Warrant Liability. This liability is recorded at fair value at June 30, 2008 using Level 3 inputs. The principal inputs used to determine the fair value are discounted cash flows, Black-Scholes calculation of the Additional Warrant Liability fair value and the Company’s estimate of the likelihood of the satisfaction of the Escrow Release Conditions. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events). While the shares of Preferred Stock tendered as of August 19, 2008 remain subject to withdrawal prior to the expiration date of the Exchange Offer and Consent Solicitation (all in accordance with the terms of the Exchange Offer and Consent Solicitation), the existence of such tenders as of August 19, 2008 has resulted in a significant upward adjustment in the probability of the Additional Warrants being issued and the Principal Participation Agreement being terminated. The application of this revised probability assessment would result in a significant fair value reduction in the PPA and Additional Warrant Liability. The August 19, 2008 probability has not been considered in the value of the PPA and Additional Warrant Liability reported in the accompanying consolidated balance sheets.

Hedging Instruments

The majority of derivatives entered into by the Company are executed over the counter and so are valued using valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flows. The key inputs include interest rate yield curves, the spot price of the underlying, volatility and correlation. All of the hedging instruments are considered in Level 2 based on the observability of the inputs to the model. Correlation and items with longer tenors are generally less observable.

Senior Subordinated Notes

The fair value of the Senior Subordinated Notes at June 30, 2008 is based on the weighted average price for the reported trades of $500,000 of the Senior Subordinated Notes on April 16 and 17, 2008 adjusted by the change in price of the Company’s Senior Notes between April 16 and 17, 2008 and June 30, 2008. As there were no trades on June 30, 2008, the weighted average price of the actual trades ($0.856 per dollar of par) was reduced by 8.64% (the change in the price of the Senior Notes) to $0.782 to compensate for the observed differences in pricing from June 30, 2008 to the reported trade dates. Accordingly, the fair value has been determined using Level 2 inputs.

Items Measured at Fair Value on a Recurring Basis

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 (dollar amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Purchased ARM Assets	$—	$—	$4,790,834	$4,790,834
Hedging Instruments	—	9,759	—	9,759

Total	$—	$9,759	$4,790,834	$4,800,593

Liabilities
PPA and Additional Warrant Liability	$—	$—	$584,139	$584,139
Senior Subordinated Notes	—	899,537	—	899,537
Hedging Instruments	—	13,597	—	13,597

Total	$—	$913,134	$584,139	$1,497,273

The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2008. (dollars in thousands):

	Purchased ARM Assets	PPA and Additional Warrant Liability	Total
Balance, January 1, 2008	$10,694,043	$—	$10,694,043
Additions	796,330	(600,502)	195,828
PPA and Additional Warrant Liability fair value changes	—	(520,519)	(520,519)
Sales	(4,332,219)	—	(4,332,219)
Impairments (1)	(1,233,439)	—	(1,233,439)
Change in unrealized gain (1)	5,165	—	5,165
Transfers In/Out of Level 3	—	—	—
Other (2)	(418,117)	—	(418,117)

Balance, March 31, 2008	$5,511,763	$(1,121,021)	$4,390,742
Additions	—	—	—
PPA and Additional Warrant Liability fair value changes	—	536,881	536,881
Sales	(536,742)	—	(536,742)
Impairments (1)	(140,588)	—	(140,588)
Change in unrealized gain (1)	177,533	—	177,533
Transfers In/Out of Level 3	—	—	—
Other (2)	(221,132)	—	(221,132)

Balance, June 30, 2008	$4,790,834	$(584,140)	$4,206,694

Unrealized gains still held (3)	$205,601	$—	$205,601

(1)

Unrealized losses on Purchased ARM Assets are recorded as impairments and included in Loss on ARM assets on the Consolidated Income Statements. Unrealized gains on Purchased ARM Assets are recorded in OCI on the Consolidated Balance Sheets.

(2)	Other includes principal payments and amortization of premium.
(3)	Represents the amount of total gains attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. Securitized ARM Loans and ARM loans held for sale or securitization are classified as loans held-for-sale that are measured at the lower of cost or fair value and were recognized at a fair value below cost at June 30, 2008. At June 30, 2008, Securitized ARM Loans carried at the lower of cost or fair value with an aggregate amortized cost basis of $1.2 billion, which reflects a basis adjustment of $244.0 million recorded at December 31, 2007, were written down to a fair value totaling $912.4 million, based on Level 3 inputs according to the methodology described above. At June 30, 2008, ARM loans held for sale or securitization carried at the lower of cost or fair value with an aggregate amortized cost basis of $302.2 million were written down to a fair value totaling $272.2 million, based on Level 3 inputs according to the methodology described above. At June 30, 2008, MSRs carried at lower of cost or fair value with an aggregate amortized cost basis of $25.4 million were written down to a fair value totaling $23.6 million, based on Level 3 inputs according to the methodology described above.

Note 15. Condensed Consolidating Financial Information

TMA is the issuer of the Common Stock, Preferred Stock, Senior Notes and Senior Subordinated Notes. In addition to TMA, four of the directly or indirectly wholly-owned subsidiaries of TMA (Thornburg Mortgage Home Loans, Inc., Adfitech, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Thornburg Acquisition Subsidiary, Inc.), (collectively the Guarantor Subsidiaries) have guaranteed fully and unconditionally, on a joint and several basis, the obligations of TMA to pay principal and interest under the Senior Notes and the Senior Subordinated Notes. TMA’s other subsidiaries, including, but not limited to, the subsidiaries engaged in the issuance of mortgage-backed securities, (collectively the Non-Guarantor Subsidiaries) have not provided a guarantee of the Senior Notes or the Senior Subordinated Notes. The pro-forma effects of the certain possible outcomes of the Exchange Offer and Consent Solicitation were presented in the Senior Subordinated Notes prospectus supplement. The financial condition and results of operations from the second quarter of 2008 as reported in the accompanying consolidated financial statements would impact those pro-forma results.

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

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

June 30, 2008

(Dollars in Thousands) (unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
ARM assets:
ARM securities, net	$4,363,324	$—	$—	$—	$4,363,324
Purchased Securitized Loans, net	427,510	—	—	—	427,510
Securitized ARM Loans, net	685,771	—	—	226,668	912,439
ARM Loans Collateralizing Debt, net	21,272,783	—	—	—	21,272,783
ARM loans held for sale or securitization ,net	—	272,191	—	—	272,191

ARM Assets	26,749,388	272,191	—	226,668	27,248,247
Other assets	1,607,448	182,240	14,876	(258,522)	1,546,042

Total assets	$28,356,836	$454,431	$14,876	$(31,854)	$28,794,289

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Operating debt (1)	$26,727,754	$212,016	$—	$—	$26,939,770
Long-term debt (2)	1,258,037	205,211	—	(18,711)	1,444,537
Other liabilities	792,505	56,094	6,000	(23,157)	831,442
Preferred Stock	1,001,589	1,806	—	(1,806)	1,001,589
Shareholders’ (deficit) equity	(1,423,049)	(20,696)	8,876	11,820	(1,423,049)

Total liabilities and shareholders’ (deficit) equity	$28,328,295	$454,431	$14,876	$(16,978)	$28,794,289

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 31, 2007

(Dollars in Thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
ARM assets
ARM securities, net	$9,731,394	$—	$315,424	$—	$10,046,818
Purchased Securitized Loans, net	626,756	—	20,469	—	647,225
Securitized ARM Loans, net	2,275,354	—	83,382	199,225	2,557,961
ARM Loans Collateralizing Debt, net	21,383,177	—	—	—	21,383,177
ARM loans held for sale or securitization ,net	—	549,359	—	—	549,359

ARM Assets	34,016,681	549,359	419,275	199,225	35,184,540
Other assets	1,120,542	156,060	41,107	(229,888)	1,087,821

Total assets	$35,137,223	$705,419	$460,382	$(30,663)	$36,272,361

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Operating debt (1)	$32,793,440	$453,500	$410,382	$(10,382)	$33,646,940
Long-term debt (2)	305,000	249,933	—	(9,933)	545,000
Other liabilities	279,049	50,340	25,608	(34,310)	320,687
Shareholders’ (deficit) equity	1,759,734	(48,354)	24,392	23,962	1,759,734

Total liabilities and shareholders’ (deficit) equity	$35,137,223	$705,419	$460,382	$(30,663)	$36,272,361

(1)	Operating debt includes Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt and whole loan financing facilities.
(2)	Long-term debt includes Senior Notes, Senior Subordinated Notes, Subordinated Notes and inter-company debt that is eliminated in consolidation.

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Six Months Ended June 30, 2008

(Dollars in Thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest income	$914,765	$9,430	$5,720	$112,459	$1,042,374
Interest expense	925,276	18,293	3,544	(1)	947,112

Net interest income (loss)	(10,511)	(8,863)	2,176	112,460	95,262

Loan Servicing Fees	—	9,982	—	(4,219)	5,763
(Loss) gain on ARM Assets, net	(2,487,280)	(47,724)	—	19,334	(2,515,670)
Loss on Derivatives, net	(13,820)	(19,396)	—	—	(33,216)
Gain (loss) on extinguishment of debt	67,847	—	(44,812)	—	23,035
PPA and Additional Warrant Liability fair value changes	(15,702)	—	—	—	(15,702)
Senior Subordinated Note fair value changes	(432,144)	—	—	—	(432,144)
Other noninterest income, net	—	729	—	—	729
Other expenses	(2,513)	(17,919)	(864)	(884)	(22,180)

Net (loss) income	$(2,894,123)	$(83,191)	$(43,500)	$126,691	$(2,894,123)

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Six Months Ended June 30, 2007

(Dollars in Thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Interest income	$1,170,720	$53,835	$238,854	$18,165	$1,481,574
Interest expense	982,953	65,398	247,856	(7,576)	1,288,631

Net interest income (loss)	187,767	(11,563)	(9,002)	25,741	192,943
Loan Servicing Fees	—	14,564	—	(6,400)	8,164
Gain (loss) on ARM Assets, net	2,156	2,388	(4,818)	2,430	2,156
Gain on Derivatives, net	959	7,317	—	—	8,276
Gain on extinguishment of debt	—	—	—	—	—
PPA and Additional Warrant Liability fair value changes	—	—	—	—	—
Senior Subordinated Note fair value changes	—	—	—	—	—
Other noninterest income, net	—	719	—	—	719
Other expenses	(32,486)	(20,196)	(511)	(669)	(53,862)

Net income (loss)	$158,396	$(6,771)	$(14,331)	$21,102	$158,396

Thornburg Mortgage, Inc.

Condensed Consolidating Statement of Cash Flow Information

Six Months Ended June 30, 2008

(Dollars in Thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) income	$(2,894,123)	$(83,191)	$(43,500)	$126,691	$(2,894,123)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Loss (gain) on sale of ARM Assets, net and Derivative, net	2,457,586	91,300	—	—	2,548,886
Other	535,591	(18,025)	50,720	(141,556)	426,730

Net cash provided by (use in) operating activities	99,054	(9,916)	7,220	(14,865)	81,493

Investing Activities:
ARM Asset purchases	(2,185,747)	(781,050)	(83,658)	991,733	(2,058,722)
ARM Asset sales and principal payments	5,840,204	981,387	177,713	(991,733)	6,007,571

Net cash provided by investing activities	3,654,457	200,337	94,055	—	3,948,849

Financing Activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(4,697,432)	—	—	—	(4,697,432)
Collateralized Mortgage Debt borrowings	2,869,081	—	—	—	2,869,081
Collateralized Mortgage Debt paydowns	(2,692,231)	—	—	—	(2,692,231)
Proceeds from Senior Subordinated Debt	1,086,458	—	—	—	1,086,458
Other	(426,421)	(189,933)	(114,222)	—	(730,576)

Net cash used in financing activities	(3,860,545)	(189,933)	(114,222)	—	(4,164,700)

Net increase (decrease) in cash equivalents	(107,034)	488	(12,947)	(14,865)	(134,358)
Cash and cash equivalents, beginning of period	133,168	2,994	12,947	—	149,109

Cash and cash equivalents, end of period	$26,134	$3,482	$—	$(14,865)	$14,751

Thornburg Mortgage, Inc.

Condensed Consolidating Statement of Cash Flow Information

Six Months Ended June 30, 2007

(Dollars in Thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) income	$158,396	$(6,771)	$(14,331)	$21,102	$158,396
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Loss (gain) on sale of ARM Assets, net and Derivative, net	(8,044)	(2,388)	—	—	(10,432)
Other	(44,826)	20,132	9,520	(21,102)	(36,276)

Net cash provided by (used in) operating activities	105,526	10,973	(4,811)	—	111,688

Investing Activities:
ARM Asset purchases	(7,866,661)	(3,927,412)	(1,492,994)	1,476,370	(11,810,697)
ARM Asset sales and principal payments	3,140,669	2,866,707	2,169,228	(1,476,370)	6,700,234

Net cash provided by (used in) investing activities	(4,725,992)	(1,060,705)	676,234	—	(5,110,463)

Financing Activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	4,022,098	—	—	—	4,022,098
Collateralized Mortgage Debt borrowings	2,667,329	—	—	—	2,667,329
Collateralized Mortgage Debt paydowns	(2,115,970)	—	—	—	(2,115,970)
Proceeds from asset backed CP	—	—	(704,335)	—	(704,335)
Net (paydowns) borrowings from whole loan financing	—	752,662	—	—	752,662
Other	578,056	299,578	25,215	(566,484)	336,365

Net cash provided by (used in) financing activities	5,151,513	1,052,240	(679,120)	(566,484)	4,958,149

Net increase (decrease) in cash equivalents	531,047	2,508	(7,697)	(566,484)	(40,626)
Cash and cash equivalents, beginning of period	36,727	1,967	16,465	—	55,159

Cash and cash equivalents, end of period	$567,774	$4,475	$8,768	$(566,484)	$14,533

Note 16. Subsequent Events

On July 23, 2008, the Company commenced its Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of its Common Stock outstanding on a fully diluted basis after successful completion of the Exchange Offer and Consent Solicitation (or 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate). As of 5:00 p.m., New York City time, on August 19, 2008, holders of Preferred Stock had tendered approximately (i) 88.7% (5,786,035 shares) of the Series C Preferred Stock; (ii) 83.5% (3,340,873 shares) of the Series D Preferred Stock; (iii) 91.7% (2,900,546 shares) of the Series E Preferred Stock and (iv) 96.2% (29,161,031 shares) of the Series F Preferred Stock. All of the shares of Preferred Stock tendered as of August 19, 2008 or thereafter remain subject to withdrawal prior to the expiration date of the Exchange Offer and Consent Solicitation. The Company anticipates that the expiration date of the Exchange Offer and Consent Solicitation will occur at 12:01 A.M. New York City time on the sixth business day following the filing of this quarterly report on Form 10-Q. The Company may further extend or terminate the Exchange Offer and Consent Solicitation in accordance with the terms of the Exchange Offer and Consent Solicitation. As a result of the significant number of tendered shares of each series of Preferred Stock as of August 19, 2008, the fair value of the PPA and Additional Warrant Liability as of August 19, 2008 has declined significantly from the estimated value as of June 30, 2008.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, the Company has experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, the Company and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. The Company and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 the Company has identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. The Company expects that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on its interpretation of the Override Agreement. There can be no assurances that the Company will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that the Company will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that the Company will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund.

The ratings agencies undertook a broad reassessment of the structure and credit enhancement of mortgage-backed securities, particularly of those issued in 2006 and 2007, subsequent to the end of the second quarter. As a result of this reassessment, a substantial number of MBS have been downgraded, including MBS in our portfolio. The majority of the downgrades were precipitated by Fitch Ratings. MBS in our portfolio with a carrying value of $36.4 million, which serve as collateral under the Reverse Repurchase Agreements, were downgraded by Fitch Ratings in the second quarter of 2008 as follows (dollars in thousands):

Prior Rating	Current Rating	Carrying Value as of 6/30/08	Face Value as of 6/30/08
AA	BBB	$22,348	$45,047
A	BBB	3,047	5,735
A	BB	2,324	4,648
A	B	2,943	7,848
BBB	B	2,190	6,027
BBB	CCC	2,090	6,039
BBB-	BB	1,419	3,688

		$36,361	$79,032

As of August 22, 2008, MBS in our portfolio with a current face value of $1.7 billion and $1.1 billion in carrying value have been downgraded. As of August 22, 2008, $1.3 billion in current face value and $877.1 million in carrying value of these securities have split ratings, meaning that different ratings agencies currently have differing views of collateral performance. The downgrades presented reflect the lowest current rating of any of the ratings agencies, Notwithstanding the downgrades, our Purchased ARM Asset portfolio continues to perform well from a credit loss standpoint despite recent rating agency activities.

Assets Collateralizing Reverse Repurchase Agreements Based on Original Rating - Excluding Agencies (Dollars in Thousands)
Original Rating	Current Face Value	Carrying Value	60+ Days Delinquent	LTV	Credit Enhancement	# of Securities Downgraded	Total Current Face Downgraded
AAA Prime	$2,606,512	$2,262,596	3.89%	68.95%	9.26%	11	$533,734
AAA Alt-A	2,661,993	1,929,135	12.57%	73.22%	14.92%	11	847,277
AAA Prime Mezz	19,811	16,424	1.79%	68.36%	3.67%	—	—
AA	882,219	561,172	2.15%	67.80%	3.57%	7	118,641
A	447,961	241,036	2.16%	67.92%	1.92%	19	112,371
BBB	259,438	110,654	2.21%	67.46%	1.25%	21	80,601
BB	136,528	46,259	2.13%	67.00%	1.08%	4	19,962
B	106,150	20,616	3.72%	66.85%	0.71%	6	23,190
NR	104,082	2,874	3.32%	66.75%	0.08%	3	6,551

Totals	$7,224,694	$5,190,766	6.66%	70.17%	9.48%	82	$1,742,327

Downgraded Assets Only Based on Current Rating (Dollars in Thousands)
Current Rating	$ Current Face Value	$ Carrying Value	60+ Days Delinquent	LTV	Credit Enhancement
AAA Prime	$—	$—
AAA Alt-A	—	—
AAA Prime Mezz	—	—
AA	193,286	155,311	1.98%	71.44%	9.53%
A	490,738	333,293	10.87%	72.04%	8.13%
BBB	559,394	380,386	6.21%	73.33%	7.35%
BB	60,299	29,785	7.26%	71.95%	3.72%
B	360,202	221,573	18.31%	75.37%	13.64%
NR	78,408	10,654	10.83%	70.41%	1.95%

Totals	$1,742,327	$1,131,002	9.80%	73.00%	8.74%

Despite the generally elevated percentage of delinquent loans in the 60+ day category within the segment of downgraded bonds, the loans backing the securities have loan to value ratios that average 73.0% at origination and also have substantial percentage amounts of current credit enhancement in the form of subordination. In the case of these bonds, the classes within the securitization structure that have a lower rating than ours absorb losses before our classes would realize any principal losses. Further, for certain of the AAA rated assets, the credit enhancement percentage may increase as the lower rated classes are precluded by the structure from receiving any monthly principal pay downs until specified elevated credit enhancement levels are attained. As a result, the aggregate credit enhancement could potentially grow as a percentage of the total outstanding loan balance as the portfolio ages. Realized losses offset and may reverse this effect. Based on our assessment of these new ratings, we believe that only the BB, B and NR classes are likely to experience any actual principal losses, and we further expect that those losses are likely to be very small relative to the size of our portfolio, and for the B rated class, the largest class, to the extent that losses occur, those losses are likely to be realized far in the future. To the extent that these securities are carried at fair value, we further believe that the fair value adjustments more than adequately reflect our potential for principal loss.

On March 17, 2008, the Company filed a Form S-3ASR, an automatic shelf registration statement of securities of well-known seasoned issuers, with the SEC so that the Company may offer debt securities, equity securities, warrants and shareholder rights from time to time. On July 30, 2008, the Company filed a post-effective amendment to the registration statement to add the Subsidiary Guarantors as additional registrants and thereby permit the Company to register the Senior Subordinated Notes under the registration statement. The Company also filed a prospectus supplement registering the $1.15 billion aggregate principal amount of outstanding Senior Subordinated Notes on July 30, 2008. The pro-forma effects of the certain possible outcomes of the Exchange Offer and Consent Solicitation were presented in the Senior Subordinated Notes prospectus supplement. The financial condition and results of operations from the second quarter of 2008 as reported in the accompanying consolidated financial statements would impact those pro-forma results.

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

Executive Overview

We have been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The broader mortgage market, including prime mortgage-backed securities and prime mortgage loans, has been adversely affected by weakening house prices, increasing rates of delinquencies and defaults on mortgage loans, and rating agency downgrades of mortgage-backed securities which in turn have led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. These events have adversely affected the Company mostly from a liquidity and financing perspective as opposed to a credit performance perspective. After negotiating the Override Agreement described below, we were able to complete a Financing Transaction on March 31, 2008, also described below, which we believe is vital to our ability to continue as a going concern and resume normalized business operations.

Override Agreement

As of March 6, 2008, we did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, we had received notices of events of default from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which were subsequently cured). On March 17, 2008, we entered into an Override Agreement with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing the Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to such counterparty. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce our obligations to the counterparties under the Reverse Repurchase Agreements.

The covenants of the Override Agreement include, but are not limited to, the following:

(1)	receive proceeds of at least $1 billion of new capital by March 31, 2008,

(2)	pay all unmet margin calls and certain other specified amounts by March 31, 2008 (which totaled $524.5 million),

(3)	establish and maintain a Liquidity Reserve Fund of $350.0 million in the manner specified in the Override Agreement,

(4)

grant a security interest to the counterparties to the Override Agreement in (a) the Liquidity Reserve Fund and our MSRs and (b) the collateral securing our obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements to secure all of our obligations to the counterparties to the Override Agreement, whether under the Reverse Repurchase Agreements and the Forward Auction Agreements or otherwise,

(5)	issue to the counterparties to the Override Agreement, the Override Warrants,

(6)

not enter into any new transactions under existing, or entering into any new Reverse Repurchase Agreements, secured lending agreements or Forward Auction Agreements, or delivering additional collateral thereunder other than in the event of a credit rating downgrade as provided in the Override Agreement.

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

We believe we were in compliance with all the covenants of the Override Agreement as of August 22, 2008.

The counterparties may terminate the Override Agreement if we voluntarily or involuntarily become a debtor in a bankruptcy proceeding, there is a Change in Control or if we breach certain of the covenants under the Override Agreement. When the Override Agreement terminates on March 16, 2009, or earlier as described above, the counterparties will again have the right to invoke margin calls and exercise all of their other rights, including the right to require repayment, under the Reverse Repurchase Agreements and Forward Auction Agreements.

As a condition to the Override Agreement, we agreed to terminate our Reverse Repurchase Agreements with our sole remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. As of May 16, 2008, all of the Reverse Repurchase Agreements with that counterparty had been terminated. Our Reverse Repurchase Agreements with that counterparty totaled $471.1 million at March 31, 2008. To facilitate the termination of $353.1 million of the Reverse Repurchase Agreements, we sold $293.6 million in assets at a net gain of $13.0 million. The remaining mortgage assets were financed with a counterparty to the Override Agreement with $118.0 million of Reverse Repurchase Agreements.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, we have experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, we and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, we used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on our interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 we have identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. We expect that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on our interpretation of the Override Agreement. There can be no assurances that we will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that we will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that we will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund.

Financing Transaction

On March 31, 2008, we raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Notes, the Initial Warrants, Escrow Warrants, and Additional Warrants and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. We received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account to partially fund the herein described Exchange Offer and Consent Solicitation for our Preferred Stock. Of the $200.0 million originally deposited in the escrow account, approximately $188.6 million continues to be held in escrow. We used the proceeds from the Financing Transaction to pay all of our then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create the Liquidity Reserve Fund of $350.0 million to provide additional collateral to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims from Reverse Repurchase Agreement counterparties not party to the Override Agreement, and to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. We used the remaining proceeds for general working capital.

The Senior Subordinated Notes have an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. The Senior Subordinated Notes mature on March 31, 2015 and are not subject to either optional redemption by us or mandatory redemption by the note holders except that the holders of the Senior Subordinated Notes have the right to require us to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Notes on a senior subordinated basis. Upon satisfaction of the Escrow Release Conditions, up to approximately $188.6 million of the funds remaining in escrow will be released to the Company and the Company will issue additional Senior Subordinated Notes in a corresponding aggregate principal amount to investors who subscribed to the escrow fund up to the amount required to be used to fund the cash portion of the consideration in the Exchange Offer and Consent Solicitation.

The purchasers of the Senior Subordinated Notes received Initial Warrants on March 31, 2008. All of these Initial Warrants have now been exercised. We filed a Common Stock prospectus on June 19, 2008 in order to remove the initial trading restrictions on the shares of Common Stock issued upon exercise of Initial Warrants and the initial Override Warrants. Additionally, Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Escrow Release Conditions or September 30, 2008. The Initial Warrants and Escrow Warrants, in the aggregate, are exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis as of April 11, 2008. On July 23, 2008 we commenced our Exchange Offer and Consent Solicitation for all of our outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of our Common Stock outstanding on a fully diluted basis after successful completion of the Exchange Offer and Consent Solicitation or 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate. The cash portion of the consideration for the Exchange Offer and Consent Solicitation will be partially financed by the escrowed funds. The investors who contributed to the escrowed funds will receive their pro rata share of up to 27,657,633 of the 29,322,879 Escrowed Warrants based on their contribution to the escrowed funds used in connection with the Exchange Offer and Consent Solicitation. Any Escrowed Warrants remaining in the escrow account after the issuance of the additional Senior Subordinated Notes (which, in all cases, will include the 1,665,246 Escrowed Warrants not distributable under the immediately preceding sentence and, if less than approximately $188.6 million in additional Senior Subordinated Notes are issued, then this amount will also include a pro rata portion of the 27,657,633 Escrowed Warrants attributable to such unused portion of the escrowed funds), or if such additional Senior Subordinated Notes are not issued, on September 30, 2008, or such later date to which the deadline may be extended, will be distributed pro rata to the investors in the Financing Transaction according to their aggregate principal amount of the Senior Subordinated Notes, including any additional Senior Subordinated Notes purchased with escrowed funds. The Exchange Offer and Consent Solicitation will be successfully completed if we purchase at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to our charter to modify the terms of each series of Preferred Stock. Pursuant to the terms of the Financing Transaction, we must use our best efforts to successfully complete the Exchange Offer and Consent Solicitation but are under no legal obligation to successfully complete the Exchange Offer and Consent Solicitation. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events).

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

We also entered into a registration rights agreement with the purchasers of the Senior Subordinated Notes. In the event that the conditions of the registration rights agreement are not completed by July 29, 2008, the interest rate on the Senior Subordinated Notes will increase by 1% per annum until the conditions are completed. We filed a prospectus supplement registering the $1.15 billion aggregate principal amount of outstanding Senior Subordinated Notes on July 30, 2008.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

As of August 19, 2008, we are in preliminary negotiations to restructure the TMAC Participation Agreement, however we have not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 155 million shares of Common Stock to tendering preferred shareholders in a successfully completed Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, shares of Common Stock outstanding as of April 11, 2008 will represent approximately 5.5% of the Common Stock outstanding on a fully diluted basis.

In connection with the Financing Transaction, we agreed that MatlinPatterson may designate up to three directors to our Board of Directors, depending on MatlinPatterson’s level of ownership of the Warrants and Common Stock, and that we would appoint to its Board of Directors at least two directors designated by investors party to the Warrant Agreement other than MatlinPatterson. On April 22, 2008, MatlinPatterson exercised its right to designate two directors to the Board of Directors, and currently has the right to designate one additional director to the Board of Directors. Effective April 22, 2008, our former directors Michael B. Jeffers and Owen M. Lopez, both of whom were Class II directors, resigned from the Board of Directors and David J. Matlin and Mark R. Patterson were elected by the Board of Directors to fill the resulting vacancies. Messrs. Matlin and Patterson were elected to the Board of Directors for three year terms at the 2008 Annual Meeting. MatlinPatterson retains the right to designate a third director at any time during which it meets the relevant stock ownership requirement. Effective July 14, 2008, Stuart C. Sherman, a Class III director, resigned from the Board and effective July 17, 2008, Thomas F. Cooley was elected by the Board to fill the resulting vacancy. Mr. Cooley was recommended to the Nominating/Corporate Governance Committee by one of the investors in the Financing Transaction other than MatlinPatterson and represents one of the two directors that such other investors may designate.

Strategic Focus

Our primary focus over the coming months will be to successfully complete the Exchange Offer and Consent Solicitation, to securitize or sell the loans currently financed on our warehouse lines of credit, to explore alternative financing opportunities to replace our Reverse Repurchase Agreement financing and to mitigate other long and short-term risks. Each of these initiatives is an important near-term objective to achieve as we attempt to return to normalized business operations. Additionally, lending in this market environment remains extremely challenging because warehouse financing is difficult to obtain, warehouse financing terms are much less cost effective than they used to be, rating agencies are revising credit enhancement practices and downgrading many mortgage-backed securities, mortgage loans and mortgage-backed securities prices continue to decline, and mortgage-backed securities issuance and trading is at a minimum. Over the longer term, we believe our loan origination franchise provides value to consumers and provides us with high quality assets. The current declines in home prices make assessing property values particularly challenging, and, given our reliance on the rating agencies for assigning credit enhancement levels for our mortgage loans as we seek to securitize them for permanent financing, we continue to have some uncertainty and lack of clarity about the rating agency process and how those credit assessment processes may change over time. But, despite a continued increase in loan delinquencies in the first half of 2008, the credit quality of our originated and acquired loan portfolios continue to perform well and their performance is consistent with our expectations. As a result, we believe that our credit performance through this difficult market environment validates our historical approach to credit lending for first mortgage loan borrowers.

Second Quarter Financial Results

In the second quarter of 2008, net income before Preferred Stock dividends was $412.3 million, as compared to net income before Preferred Stock dividends of $83.4 million a year ago. The increase in our profitability is primarily due to decreases in the fair value of the PPA and Additional Warrant Liability and the Senior Subordinated Notes of $536.9 million and $24.9 million, respectively, and a gain on the extinguishment of our Asset-backed CP of $23.0 million, partially offset by a net loss on ARM Assets of $195.2 million. Net interest income was $53.3 million compared to $95.3 million for the same quarter of 2007, or 44% less than a year ago. We recorded a net loss of $14.7 million on Derivatives during the second quarter of 2008 related to commitments to purchase loans from correspondent lenders and bulk sellers. For the quarter, operating expenses as a percentage of average assets increased to 0.28% at June 30, 2008, from 0.19% for the quarter ended June 30, 2007. This increase resulted from a decrease in the capitalizable costs of the operations of TMHL because of reduced loan production and was partially offset because the Manager did not earn an incentive fee for the quarter.

Book value at June 30, 2008 was a deficit of $(3.68) per common share, as compared to $(12.07) per common share at March 31, 2008. The decrease in the per share deficit is principally due to the PPA and Additional Warrant Liability fair value improvement and other factors discussed above, a $235.2 million net increase in the unrealized market value of our Purchased ARM Assets and hedging instruments recorded in OCI and an increase in our outstanding common shares resulting from the exercise of warrants issued in the Financing Transaction.

The portfolio yield during the second quarter of 2008 increased 78 BPs to 6.95% from 6.17% in the prior quarter, primarily due to an 82 basis point increase in amortization of asset discounts.

Our average cost of funds increased to 6.19% in the second quarter from 5.93% in the prior quarter. This resulted in an average net interest margin of 0.76% for the quarter. The primary cause of the increase in our cost of funds from the first quarter of 2008 was the accrual of interest on the Senior Subordinated Notes at a stated rate of 18.0%.

Premium amortization for the quarter ended June 30, 2008 resulted in accretion of $64.0 million for the second quarter of 2008, which reflects an actual CPR for the quarter of 16%, as compared to 12% and 17%, respectively, for the quarters ended March 31, 2008 and June 30, 2007, respectively. In calculating our amortization for the second quarter of 2008, we have assumed prepayments for our portfolio will be 13% CPR for three months before accelerating to a forecasted average CPR of 18%. Our forecast is based on prepayment rates and the age, coupon and product-based vectors of our portfolio. We believe our prepayment assumptions are prudent yet representative of the competing factors of current mortgage interest rates offset by declining real estate values and considerably tighter lending standards. Largely as a result of the other-than-temporary impairment charges taken in the fourth quarter of 2007 and the first half of 2008, we own our mortgage assets at a net discount of 7.44%, which suggests that any increase in prepayments will have a positive impact on our portfolio spreads and margins.

Asset Acquisitions

During the second quarter of 2008, we originated $243.6 million of ARM Loans at an average price of 100.94% of par and average anticipated yields of approximately 6.13%. Our originations decreased 86% from the $1.7 billion originated in the same quarter of 2007 due to liquidity constraints, difficulties in securing warehouse financing and the broader challenges of the housing and mortgage markets. At June 30, 2008, we have 278 correspondent partners approved to originate loans that meet our pricing and underwriting specifications. Our average correspondent loan size was $1.1 million in the second quarter of 2008, up from $983,000 during the same period in 2007. In our wholesale channel, we now have 21 account executives in targeted geographic regions supporting 555 brokerage firms. Our average wholesale loan size was $1.2 million in the second quarter of 2008, unchanged from the same period in 2007.

As noted in the description of the Override Agreement above, we may not enter into any new Reverse Repurchase Agreement transactions until March 2009; thus, we did not acquire any Purchased ARM Assets in the second quarter of 2008.

Credit Quality

We remain committed to preserving strong asset quality. At June 30, 2008, 96.1% of our ARM Asset portfolio was High Quality of which 17.3% represented Purchased ARM Assets and the remaining 82.7% was comprised of High Quality ARM Loans.

Purchased Securitized Loans comprised 1.6% of ARM assets at June 30, 2008. We have retained the credit risk associated with the ownership of these Purchased Securitized Loans which have a total principal balance of underlying loans of $5.5 billion. Accordingly, we have estimated credit losses in the form of a non-accretable discount of $26.0 million, or 0.45% of the balance of these securities.

Actual loss and delinquency experience, among other performance factors, indicate that the credit quality of our entire portfolio of ARM Assets continues to be exceptional. None of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. Our ARM Loan portfolio has experienced very few early payment defaults and only 228 of our 34,915 ARM Loans, or 65 BP, are more than 60 days delinquent and another 55 are REO at June 30, 2008. Further, we have no repurchase obligations on any ARM Loans that we have originated. Nevertheless, the ratings agencies under took a broad reassessment of the structure and credit enhancement of mortgage backed securities, particularly those issued in 2006 and 2007 subsequent to the end of the second quarter. As a result of this reassessment, a substantial number of MBS have been downgraded, including MBS in our portfolio. The majority of the downgrades were precipitated by Fitch Ratings. MBS in our portfolio with a carrying value of $36.4 million, which serve as collateral under the Reverse Repurchase Agreements, were downgraded by Fitch Ratings in the second quarter of 2008 as follows (in thousands):

Prior Rating	Current Rating	Carrying Value as of June 30, 2008	Face Value as of June 30, 2008
AA	BBB	$22,348	$45,047
A	BBB	3,047	5,735
A	BB	2,324	4,648
A	B	2,943	7,848
BBB	B	2,190	6,027
BBB	CCC	2,090	6,039
BBB-	BB	1,419	3,688

		$36,361	$79,032

As of August 22, 2008, MBS in our portfolio with a current face value of $1.7 billion and $1.1 billion in carrying value have been downgraded. As of August 22, 2008, $1.3 billion in current face value and $877.1 million in carrying value of these securities have split ratings, meaning that different ratings agencies currently have differing views of collateral performance. The downgrades presented reflect the lowest current rating of any of the ratings agencies. Notwithstanding the downgrades, our Purchased ARM Asset portfolio continues to perform well from a credit loss standpoint despite recent rating agency activities.

All Assets Based on Original Rating (Dollars in Thousands)
Original Rating	Current Face	Carrying Value	60+ Days Delinquent	LTV	Credit Enhancement	Count Assets Downgraded	Total Current Face Downgraded
AAA Prime	$2,606,512	$2,262,596	3.89%	68.95%	9.26%	11	$533,734
AAA Alt-A	2,661,993	1,929,135	12.57%	73.22%	14.92%	11	847,277
AAA Prime Mezz	19,811	16,424	1.79%	68.36%	3.67%	—	—
AA	882,219	561,172	2.15%	67.80%	3.57%	7	118,641
A	447,961	241,036	2.16%	67.92%	1.92%	19	112,371
BBB	259,438	110,654	2.21%	67.46%	1.25%	21	80,601
BB	136,528	46,259	2.13%	67.00%	1.08%	4	19,962
B	106,150	20,616	3.72%	66.85%	0.71%	6	23,190
NR	104,082	2,874	3.32%	66.75%	0.08%	3	6,551

Totals	$7,224,694	$5,190,766	6.66%	70.17%	9.48%	82	$1,742,327

Downgraded Assets Only Based on Current Rating (Dollars in Thousands)
Current Rating	Current Face	Carrying Value	60+ Days Delinquent	LTV	Credit Enhancement
AAA Prime	$—	$—
AAA Alt-A	—	—
AAA Prime Mezz	—	—
AA	193,286	155,311	1.98%	71.44%	9.53%
A	490,738	333,293	10.87%	72.04%	8.13%
BBB	559,394	380,386	6.21%	73.53%	7.35%
BB	60,299	29,785	7.26%	71.95%	3.72%
B	360,202	221,573	18.31%	75.39%	13.64%
NR	78,408	10,654	10.83%	70.41%	1.95%

Totals	$1,742,327	$1,131,002	9.80%	73.0%	8.74%

Despite the generally elevated percentage of delinquent loans in the 60+ day category within the segment of downgraded bonds, the loans backing the securities have loan to value ratios that average 73.0% at origination and also have substantial percentage amounts of current credit enhancement in the form of subordination. In the case of these bonds, the classes within the securitization structure that have a lower rating than ours absorb losses before our classes would realize any principal losses. Further, for certain of the AAA rated assets, the credit enhancement percentage may increase as the lower rated classes are precluded by the structure from receiving any monthly principal pay downs until specified elevated credit enhancement levels are attained. As a result, the aggregate credit enhancement could potentially grow as a percentage of the total outstanding loan balance as the portfolio ages. Realized losses offset and may reverse this effect. Based on our assessment of these new ratings, we believe that only the BB, B and NR classes are likely to experience any actual principal losses, and we further expect that those losses are likely to be very small relative to the size of our portfolio, and for the B rated class, the largest class, to the extent that losses occur, those losses are likely to be realized far in the future. To the extent that these securities are carried at fair value, we further believe that the fair value adjustments more than adequately reflect our potential for principal loss.

At June 30, 2008, 60-day plus delinquent loans and REO properties in our originated and bulk purchased loans totaled 0.81% of our $22.5 billion portfolio of securitized and unsecuritized ARM Loans, up from 0.58% at March 31, 2008, but still significantly below the industry’s conventional prime ARM loan delinquency ratio of 6.79% at March 31, 2008 as reported by the Mortgage Bankers Association. One category of bulk purchased loans, specifically $530.0 million of Pay Option ARMs purchased from one seller, continues to exhibit substantially higher delinquencies than the rest of our loan portfolio and is effectively doubling our total portfolio delinquency rate. However, we expected that these loans would experience higher delinquencies and losses when we made the acquisition and are managing these delinquencies so as to control losses. In the second quarter, we realized loan losses of $3.4 million, losses on REO sales of $133,000 and recorded $1.7 million in write-downs related to REO that we expect to sell in the future. We believe that the impairments totaling $578.6 million reflected in our Securitized ARM Loans greatly exceeded all probable credit losses inherent in the ARM loan portfolio at June 30, 2008.

Securitization Activity

Consistent with broader market conditions and a lack of liquidity for securitized loans at reasonable prices, we did not complete a securitization in the second quarter of 2008. Currently the Company is evaluating a whole loan sale as an alternative to securitization activity due to illiquidity in the securitization market.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “will,” “strive,” “target,” “have confidence”, “estimate” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, our actual results may differ from our current expectations, estimates and projections. Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, general economic conditions, ongoing volatility in the mortgage and mortgage-backed securities industry, our ability to meet the ongoing conditions of the Override Agreement, our ability to complete the Exchange Offer and Consent Solicitation, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage-backed securities, our ability to obtain financing and the terms of any financing that we do obtain, our ability to raise additional capital, our ability to retain or sell additional assets, our ability to meet additional margin calls and our ability to continue as a going concern. Other factors that may impact our actual results are discussed herein. The risk factors discussed in Item 1A hereof update the risk factors previously disclosed in our 2007 Annual Report on Form 10-K/A. We do not intend to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Corporate Governance

We pride ourselves on maintaining an ethical workplace in which the highest standards of professional conduct are practiced. Accordingly, we would like to highlight the following facts relating to our corporate governance:

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

•

We have a Code of Conduct and Corporate Governance Guidelines that cover a wide range of business practices and procedures that apply to all of our employees, officers, directors and the Manager that foster the highest standards of ethics and conduct in all of our business relationships. In addition, we have instituted a Nonretaliation Policy and Procedure for Whistleblowers that sets forth procedures by which any officer or employee of the Company or the Manager may raise concerns regarding alleged violations of federal fraud or securities laws, which may involve financial matters, such as accounting, auditing or financial reporting, as well as nonfinancial matters, with the appropriate supervisors, officers or committees of the Board of Directors.

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

Our internet website address is www.thornburgmortgage.com. We make available free of charge, through our internet website, under the “Investors—Investor Information – SEC Filings” section, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•

Accounting for the Override Agreement and the Financing Transaction. The terms of the Override Agreement entered into on March 17, 2008 and the Financing Transaction completed on March 31, 2008 are highly complex and include components that are not common to many borrowing transactions, such as the Principal Participation Agreement and the Escrow Release Conditions. In allocating the financing proceeds amongst the components of the Financing Transaction, we maximized the use of observable inputs to measure the fair value of the components. However, given the highly complex nature of the transactions, the observable inputs such as our Common Stock price and trading in puts and calls on our Common Stock may not have reflected their actual fair value if the market had not completely and accurately interpreted the terms of the transactions. When an observable input was not available, we used unobservable inputs reflecting our market assumptions. Also, because there will be different outcomes dependent upon whether the Escrow Release Conditions are satisfied or not, we estimated the probability of their satisfaction and we may not have estimated the probability correctly.

We determined that the terms of the Override Agreement do not require it to be accounted for as a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants issued by us to counterparties of the Override Agreement are part of the consideration paid to the Override Agreement counterparties. Therefore the fair value of the Override Warrants of $25.1 million at March 31, 2008 was recorded in Shareholders’ Deficit on the Consolidated Balance Sheets. Of that amount, $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, was deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, was recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties is amortized over the term of the Override Agreement on a straight-line basis. We incurred $472,000 for third-party costs associated with the Override Agreement.

On March 31, 2008, the Manager and certain stockholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, acquired a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 78,113,785 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Escrow Release Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. As of August 19, 2008, the Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

The initial $1.15 billion in Financing Transaction proceeds was allocated to the Senior Subordinated Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and the PPA and Additional Warrant Liability based on the relative fair values of these elements. As of March 31, 2008, $494.4 million was initially allocated to the Senior Subordinated Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit, net of $3.0 million in issuance costs. The approximately $188.6 million in escrowed funds was not an asset of the Company at March 31, 2008 or June 30, 2008. The Company recorded an asset of $592,500 related to the commitment of the investors to lend up to an additional approximately $188.6 million in exchange for additional Senior Subordinated Notes to be issued by the Company if the Escrow Release Conditions occur.

As a derivative, the PPA and Additional Warrant Liability is required to be marked to fair value at the end of each period. At March 31, 2008, the adjustment to the PPA and Additional Warrant Liability after the initial allocation referenced above was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability fair value changes in the Consolidated Income Statements. The Company elected the fair value option in accounting for the Senior Subordinated Notes because it believes that it more accurately reflects the economic substance of the transaction at inception and on an ongoing basis. With the passage of time, a cost-based measure would become irrelevant in assessing the Company’s financial performance. The Company believes the fair value option provides users of the financial statements with more relevant and understandable information to better assess the Company’s financing costs and opportunities. At March 31, 2008, the difference between the initial allocation and the fair value of the Senior Subordinated Notes of $923.0 million of $428.6 million was recorded as Senior Subordinated Notes fair value changes in the Consolidated Income Statements. The amortization of the difference between the face amount of the Senior Subordinated Notes of $1.15 billion and the March 31, 2008 fair value of $923.0 million is classified as interest expense, along with the accrual of the coupon interest, over the term of the Senior Subordinated Notes.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net discount of $1.5 billion at June 30, 2008 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our net discount. We believe the current three-year assumptions used, which average 18% CPR, are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Discount (in thousands)
Prepayment assumption increased by 1% CPR	$(3,232)
Prepayment assumption increased by 2% CPR	$(6,496)
Prepayment assumption decreased by 1% CPR	$2,867
Prepayment assumption decreased by 2% CPR	$5,829

Future (discount) premium accretion and amortization will also be influenced by new asset acquisitions, actual prepayments, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. Securitized ARM Loans, ARM loans held for sale or securitization and MSRs are recorded at the lower of cost or fair value. The fair values of most of our Purchased ARM Assets, Securitized ARM Loans and all of our Hybrid ARM Hedging Instruments are based on Market Price Equivalents. If the fair value of a Purchased ARM Asset is not reasonably available from a quoted market price, management estimates the fair value. For Purchased ARM Assets valued by management, we first look to identify a security in our portfolio for which a quoted market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The quoted market price of the similar security is then used to value the security for which there was no quoted market price, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no quoted market price. Our objective is to use the quoted market price as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers and the fair value of ARM Loans held for sale or securitization are calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair value of MSRs is based on internally developed valuation models. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At June 30, 2008, management’s judgment was used to estimate the fair value of $5.7 billion or 21.0% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 3 to the Consolidated Financial Statements for a summary table of the methodologies used to value ARM Assets.

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

Other accounting changes and other accounting developments

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008. On January 1, 2008, the Company did not elect to measure any of its assets or liabilities at fair value that were not previously carried at fair value. In connection with the Financing Transaction, the Company elected to measure the elements of that transaction at fair value in accordance with SFAS 159.

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

While we are not a bank or savings and loan institution and we do not have the same access to liquidity or insured deposits, our business purpose, portfolio, strategy and method of operation are best understood in comparison to such institutions. Unlike a bank or savings and loan institution, we finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings that are subject to rollover risk instead of deposits or Federal Home Loan Bank advances. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we may enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We believe we have controlled our exposure to changes in interest rates since the assets we hold are primarily ARM Assets and we generally maintain a portfolio Effective Duration of less than one year, which is a calculation expressed in months or years that is a measure of the expected price change of our ARM Assets, Hedging Instruments and other borrowings based on changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. At June 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 22.98%. Moreover, we focus on acquiring High Quality assets to control potential credit losses and to improve our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators and mortgage portfolio lenders. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes 278 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and as of June 30, 2008, we had 555 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in 50 states and the District of Columbia. We believe that these diversified sources for ARM Loans enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

We have a focused portfolio lending investment policy designed to control credit risk and interest rate risk. Our policy requires us to have a mortgage asset portfolio with an expected Net Effective Duration of one year or less and which may consist of Agency Securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, or privately issued (generally publicly registered) ARM pass-through securities, multi-class pass-through securities, Collateralized Mortgage Debt, “A quality” ARM Loans that we intend to securitize, Purchased Securitized Loans or other short-term investments that either mature within one year or have an interest rate that reprices within one year. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given the recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy.

Our investment policy requires that we invest at least 70% of our total assets in High Quality ARM Assets and short-term investments. The remainder of our ARM portfolio, comprising not more than 30% of total assets, may consist of Other Investments.

In 2006 and 2007, we acquired and originated Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of June 30, 2008, we held $1.1 billion of Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions and Purchased Securitized Loans. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of June 30, 2008, accumulated deferred interest was $72.6 million. The number of delinquencies related to Pay Option ARMs is greater than those related to Traditional and Hybrid ARMs, but we believe the risk of greater delinquencies is offset by higher yields. Our Pay Option ARMs had an average original effective loan-to-value ratio of 68% and an average original FICO score of 717 at June 30, 2008.

We may invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of June 30, 2008, we did not hold any fixed-rate assets. We may use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. See also “Hedging Strategies” below.

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

Exceptional Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy controls our credit losses and financing costs. As of June 30, 2008, 96.1% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. Actual loss and delinquency experience among other performance factors indicate that the credit quality of our entire portfolio of ARM Assets continues to be exceptional. Nevertheless, the ratings agencies under took a broad reassessment of the structure and credit enhancement of mortgage backed securities, particularly those issued in 2006 and 2007 subsequent to the end of the second quarter. As a result of this reassessment, a substantial number of MBS have been downgraded, including MBS in our portfolio. The majority of the downgrades were precipitated by Fitch Ratings. MBS in our portfolio with a carrying value of $36.4 million, which serve as collateral under the Reverse Repurchase Agreements, were downgraded by Fitch Ratings in the second quarter of 2008. As of August 22, 2008, MBS in our portfolio with a current face value of $1.7 billion and $1.1 billion in carrying value have been downgraded. As of August 22, 2008, $1.3 billion in current face value and $877.1 million in carrying value of these securities have split ratings meaning that different ratings agencies have differing views of collateral performance. The downgrades presented reflect the lowest current rating of any of the ratings agencies. Notwithstanding the downgrades, our Purchased ARM Assets portfolio continues to perform well from a credit loss standpoint despite recent rating agency activities.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. The credit quality of our originated and bulk purchased loans remains exceptional. At June 30, 2008, our 60-plus day delinquent loans and REO were 0.81% of our $22.5 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency of 6.79% measured as of March 31, 2008, the most recent date for which Mortgage Bankers Association data is available. While we experienced an increase in delinquent loans and REO during the quarter to 0.81% from 0.58% at March 31, 2008, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 228 delinquent loans out of the 34,915 loans in our $22.5 billion ARM loan portfolio as of June 30, 2008 (dollar amounts in thousands):

June 30, 2008

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans Serviced		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	20	$19,141	0.08%		0.11%		0.07%
90 days or more	4	2,390	0.02		0.01		0.01
In bankruptcy and foreclosure	73	50,656	0.29		0.30		0.18

	97	72,187	0.39	(1)	0.42	(1)	0.26

Bulk Acquisitions
60 to 89 days	23	27,286	0.22		0.44		0.09
90 days or more	23	22,766	0.22		0.36		0.07
In bankruptcy and foreclosure	85	83,280	0.84		1.33		0.29

	131	133,332	1.28	(2)	2.13	(2)	0.45

	228	$205,519	0.65%		0.89%		0.71%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of June 30, 2008, we owned 55 REO as a result of foreclosing on delinquent loans with original loan balances of $38.0 million and an associated valuation reserve of $12.5 million.

We realized loan losses and charge-offs to REO totaling $3.4 million in the second quarter of 2008. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at June 30, 2008. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

In 2006, we acquired a portfolio of Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of June 30, 2008, we held $808.3 million of Traditional Pay Option ARMs in our ARM loan portfolio, the majority of which were purchased through bulk loan acquisitions, and $288.7 million of Traditional Pay Option ARMs in our Purchased Securitized Loans portfolio. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. The following table summarizes the greater than 60 day delinquency information on our Traditional Pay Option ARMs as of June 30, 2008 (dollar amounts in thousands):

	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loan Portfolio		Percent of Total Assets
ARM Loan Portfolio:
TMHL Originations
Traditional Pay Option ARMs	1	$1,044	0.01%		0.00%
All other delinquent loans	96	71,143	0.41		0.26

	97	72,187	0.42	(1)	0.26

Bulk Acquisitions
Traditional Pay Option ARMs	48	86,470	1.38		0.29
All other delinquent loans	83	46,862	0.75		0.16

	131	133,332	2.13	(2)	0.45

	228	$205,519	0.89%		0.71%

Purchased Securitized Loan Portfolio:
Traditional Pay Option ARMs	28	$82,136			0.29%
All other delinquent loans	116	47,447			0.16

	144	$129,583			0.45%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 68.0% and an average original FICO score of 717 at June 30, 2008. We determined that the delinquencies in our Purchased Securitized Loans suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $4.2 million impairment charge against those securities as a non-accretable discount during the six months ended June 30, 2008 increasing our non-accretable discount on Purchased Securitized Loans to $26.0 million at June 30, 2008. In the second quarter of 2008, we experienced recoveries of $11,000 and realized losses of $242,000 with respect to those securities but additional losses are expected. Further, we are actively pursuing reselling certain of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage-backed securities. Additionally, because we sold some of the senior classes of some of our Purchased Securitized Loans and retained all of the lower rated classes of those securities, the total outstanding balance of underlying loans for which we have credit risk in our Purchased Securitized Loan portfolio is $5.5 billion. We believe the losses inherent in our Purchased Securitized Loan portfolio at June 30, 2008 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, secured and unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements and whole loan financing facilities.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. These are typically short-term borrowings that need to be rolled over at each maturity. As more fully described in Note 2 to the Consolidated Financial Statements, we entered into an Override Agreement on March 17, 2008 with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. We and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral thereunder other than as provided in the Override Agreement.

As of June 30, 2008, we had $5.4 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At June 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.01% and a weighted average remaining maturity of 8.7 months.

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

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided us with an alternative way to finance our High Quality ARM Assets portfolio. The facility was terminated on April 15, 008. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constitutes a default under the Asset-backed CP program. The notes are collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders’ credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

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

We utilize financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition and origination of whole loans while we are accumulating loans for sale or securitization. Due to the defaults on Reverse Repurchase Agreements in March 2008, our ability to finance additional borrowings under our whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each has a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls based on age of the loans and estimated fair values of the loans. As of August 15, 2008, the principal balance of loans that have been on the facility over 90 days was $206.9 million. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through September 30, 2008. Under the terms of the warehouse agreements, the Company is required to file its quarterly financials within 45 days of each quarter end, however, the terms of the agreements provide the Company with 10 business days to cure any failure to meet this deadline, resulting in an August 28, 2008 deadline for the filing of the quarterly financials for the quarter ended June 30, 2008.

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

Our Senior Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities by us. If, at the end of any quarter, our total unencumbered assets fall below 125% of the aggregate principal amount of our unsecured indebtedness (the Minimum Unencumbered Asset Amount), we will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until our total unencumbered assets exceed the Minimum Unencumbered Asset Amount. As of June 30, 2008, the Company was in compliance with all financial covenants on its Subordinate Note obligations, however the untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

On March 31, 2008, we issued Senior Subordinated Notes with an initial aggregate principal amount of $1.15 billion. The Senior Subordinated Notes mature on March 31, 2015. The Senior Subordinated Notes have an initial annual interest rate of 18%, payable each March 31 and September 30, which will be reduced to 12% upon satisfaction of the Escrow Release Conditions. An additional $200.0 million was placed in escrow for the purchase by investors of additional Senior Subordinated Notes to be issued to partially fund the Exchange Offer and Consent Solicitation. Of the $200.0 million originally deposited in the escrow account, approximately $188.6 million continues to be held in escrow. Upon satisfaction of the Escrow Release Conditions, up to approximately $188.6 million of the funds remaining in escrow will be released to the Company and the Company will issue additional Senior Subordinated Notes in a corresponding aggregate principal amount to investors who subscribed to the escrow fund up to the amount required to be used to fund the cash portion of the consideration in the Exchange Offer and Consent Solicitation. If the Escrow Release Conditions do not occur by September 30, 2008, or if the September 30, 2008 deadline is not extended, the escrow will terminate and the escrowed funds will be returned to investors party to the escrow agreement and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes under the purchase agreement for the Financing Transaction.

The Senior Subordinated Notes are not subject to either optional redemption by us or mandatory redemption by the note holders, except that the holders of the Senior Subordinated Notes have the right to require us to repurchase the Senior Subordinated Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control.

Our Senior Subordinated Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities by us. As of June 30, 2008, the Company was in compliance with all financial covenants on its Senior Subordinated Note obligations, however the untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

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

We have issued Subordinated Notes in the amount of $240.0 million as another form of long-term capital. TMA is a guarantor of the Subordinated Notes, which were issued by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum through the interest payment dates between October 2015 and January 2016, and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. The Subordinated Note obligations contain nonfinancial covenants. The untimely filing of the June 30, 2008 consolidated financial statements caused a violation of the nonfinancial covenant that requires timely filing of the Company’s consolidated financial statements with the SEC. Management believes it is probable that the violation will be cured by the filing of the Company’s consolidated financial statements.

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

At June 30, 2008, we had Swap Agreements having aggregate notional balances of $542.8 million, down from $8.0 billion at December 31, 2007 and $44.3 billion at June 30, 2007. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million to terminate Swap Agreements with a notional balance of $7.0 billion.

As of June 30, 2008, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 1.8 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.58 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At June 30, 2008, we held total assets of $28.8 billion, $27.2 billion of which consisted of ARM Assets. That compares to $36.3 billion in total assets and $35.2 billion of ARM Assets at December 31, 2007. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A quality” underwriting standards. At June 30, 2008, 96.1% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at June 30, 2008 and December 31, 2007 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for sale or securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Credit Rating

(dollar amounts in thousands)

	June 30, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
High Quality
Agency Securities	$236,693	0.9%	$2,513,026	7.1%

Non-agency ARM Assets:
AAA/Aaa rating	25,863,338	94.9	31,392,442	89.2
AA/Aa rating	508,491	1.9	406,299	1.2

Total non-agency ARM Assets	26,371,829	96.8	31,798,741	90.4

Total High Quality	26,608,522	97.7	34,311,767	97.5

Other Investments
Non-agency ARM Assets:
A rating	237,295	0.9	177,991	0.5
BBB/Baa rating	118,347	0.4	88,651	0.2
BB/Ba rating and below	11,892	0.0	67,198	0.2
ARM Loans pending securitization	272,191	1.0	549,724	1.6

Total Other Investments	639,725	2.3	883,564	2.5

Allowance for loan losses	—	—	(10,791)	(0.0)

Total ARM portfolio (1)	$27,248,247	100.0%	$35,184,540	100.0%

(1)

As of June 30, 2008, this balance included $4.8 billion of Purchased ARM Assets and $22.5 billion of ARM Loans. As of December 31, 2007, this balance included $10.7 billion of Purchased ARM Assets and $24.5 billion of ARM Loans.

As of August 22, 2008, Fitch Ratings has downgraded a substantial portion of MBS. Within our portfolio $1.7 billion in current face and $1.1 billion in carrying value of MBS have been downgraded. As a result, the percent of High Quality MBS in our portfolio has declined to 93.2% and total Other Investments have increased to 6.8%

As of June 30, 2008, 228 of the 34,915 loans in our $22.5 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $205.5 million. At June 30, 2008, we had 55 REO as a result of foreclosing on delinquent loans with original loan balances of $38.0 million and an associated valuation reserve of $12.5 million. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at June 30, 2008.

At June 30, 2008, our Purchased Securitized Loans totaled $427.5 million. Because we purchased all credit loss classes of these securitizations, we have credit exposure, up to the value of our securities, on the entire balance of underlying loans which totaled $5.5 billion and $5.9 billion at June 30, 2008 and December 31, 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a non-accretable discount. As of June 30, 2008, 159 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $145.0 million.

We believe that the impairments totaling $578.6 million reflected in our Securitized ARM Loans include all probable credit losses inherent in the ARM loan portfolio at June 30, 2008.

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of June 30, 2008, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for sale or securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $23.2 billion, consisting of TMHL originations of $16.9 billion and bulk acquisitions of $6.3 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$717,230	$14,000,000	$25,000
Unpaid principal balance	$686,325	$14,000,000	$1,249
Coupon rate on loans	6.00%	11.25%	3.00%
Pass-through rate	5.72%	11.00%	2.67%
Pass-through margin	1.68%	6.25%	0.26%
Lifetime cap	11.11%	18.00%	5.00%
Original term (months)	361	480	120
Remaining term (months)	331	477	60

Geographic distribution (top 5 states):		Property type:
California	30.5%	Single-family	76.6%
New York	10.6	Condominium	18.0
Colorado	8.7	Other residential	5.4
Florida	7.5
Georgia	5.0	Original ARM Loan type:
		Traditional ARM loans	2.9%
Occupancy status:		Hybrid ARM loans	97.1
Owner occupied	69.5%
Second home	19.0	ARM interest rate caps:
Investor	11.5	Initial interest rate cap on Hybrid ARM loans:
		3.00% or less	0.9%
Documentation type:		3.01%-4.00%	3.4
Full	87.6%	4.01%-5.00%	78.4
Stated income/no ratio	12.4	5.01%-6.00%	7.1

Loan purpose:		Periodic interest rate cap on ARM Loans:
Purchase	49.6%	None	1.4%
Cash out refinance	30.6	1.00% or less	0.8
Rate & term refinance	19.8	Over 1.00%	0.2

Unpaid principal balance:		Percent of interest-only loan balances:	93.6%
$417,000 or less	14.9%
$417,001 to $650,000	15.5	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.6
$1,000,001 to $2,000,000	32.1	FICO scores:
$2,000,001 to $3,000,000	8.9	801 and over	5.2%
Over $3,000,000	9.0	751 to 800	45.6
		701 to 750	31.7
Original effective loan-to-value:		651 to 700	15.7
80.01% and over	1.0%	650 or less	1.8
70.01%-80.00%	48.2
60.01%-70.00%	24.4	Weighted average FICO score:	745
50.01%-60.00%	12.9
50.00% or less	13.5	Weighted average effective original loan-to-value:	67.1%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$631,004	$10,016,162	$13,190
Unpaid principal balance	$611,366	$10,457,103	$461
Coupon rate on loans	5.93%	9.13%	2.75%
Pass-through rate	5.63%	8.42%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.75%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	330	461	35

Geographic distribution (top 5 states):		Property type:
California	43.4%	Single-family	83.1%
New York	7.4	Condominium	15.9
Florida	7.1	Other residential	1.0
New Jersey	4.5
Virginia	3.9	Original ARM Loan type:
		Traditional ARM loans	0.6%
Occupancy status:		Hybrid ARM loans	99.4
Owner occupied	88.8%
Second home	9.0	ARM interest rate caps:
Investor	2.2	Initial interest rate cap on Hybrid ARM loans:
		3.00% or less	2.7%
Documentation type:		3.01%-4.00%	0.0
Full	59.3%	4.01%-5.00%	81.9
Stated income/no ratio	40.7	5.01%-6.00%	2.7

Loan purpose:		Periodic interest rate cap on ARM Loans:
Purchase	53.4%	None	12.4%
Cash out refinance	27.1	1.00% or less	0.0
Rate & term refinance	19.5	Over 1.00%	0.0

Unpaid principal balance:		Percent of interest-only loan balances:	70.1%
$417,000 or less	12.4%
$417,001 to $650,000	38.0	Weighted average length of remaining interest-only period:	9.0 years
$650,001 to $1,000,000	25.1
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	5.0	801 and over	4.4%
Over $3,000,000	6.0	751 to 800	42.9
		701 to 750	35.3
Original effective loan-to-value:		651 to 700	16.2
80.01% and over	0.6%	650 or less	1.0
70.01%-80.00%	48.6
60.01%-70.00%	25.9	Weighted average FICO score:	744
50.01%-60.00%	12.2
50.00% or less	12.7	Weighted average effective original loan-to-value:	68.1%

As of June 30, 2008 and December 31, 2007, we serviced $14.0 billion and $14.7 billion of our loans, respectively, and had 21,157 and 22,264 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans that are pending securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollar amounts in thousands)

	June 30, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$1,936,806	7.1%	$1,912,144	5.4%
Six-month LIBOR	885,002	3.3	2,025,261	5.8
MTA	523,917	1.9	1,094,778	3.1
Other	395,594	1.4	988,741	2.8

	3,741,319	13.7	6,020,924	17.1

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	3,176,367	11.7	4,474,228	12.7
Over 3 years – 5 years	3,695,238	13.6	3,751,137	10.7
Over 5 years	16,635,323	61.0	20,949,042	59.5

	23,506,928	86.3	29,174,407	82.9
Allowance for loan losses	—	—	(10,791)	(0.0)

	$27,248,247	100.0%	$35,184,540	100.0%

We believe that the impairments totaling $578.6 million reflected in its Securitized ARM Loans included all probable credit losses inherent in the ARM loan portfolio at June 30, 2008.

The ARM portfolio had a weighted average coupon of 5.70% at June 30, 2008. This consisted of a weighted average coupon of 5.70% on the Hybrid ARM Assets and a weighted average coupon of 5.07% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.68%, based upon the composition of the portfolio and the applicable indices at June 30, 2008. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 4.57%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At June 30, 2008, the current yield of the ARM Assets portfolio was 7.11% up from 5.77% as of December 31, 2007. The increase in the yield of 134 BPs as of June 30, 2008, compared to December 31, 2007, is primarily due to the accretion of the net discount on our portfolio.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 86.3% of the total ARM portfolio, or $23.5 billion at June 30, 2008, compared to 82.9%, or $29.2 billion as of December 31, 2007. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments whose combined Effective Duration is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. Our Hybrid ARM Assets are financed with fixed-rate financing and with short-term borrowings and floating-rate financings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy and curtailed some of our hedging activities. As of June 30, 2008, our Net Effective Duration was approximately 0.58 years.

As of June 30, 2008 and December 31, 2007, we were counterparty to Swap Agreements having an aggregate notional balance of $542.8 million and $8.0 billion, respectively. As of June 30, 2008, our Swap Agreements had a weighted average maturity of 2.2 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 4.05% and 4.76% at June 30, 2008 and December 31, 2007, respectively. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with a notional balance of $7.0 billion. At June 30, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $177.7 million. For these terminations, the reclassification of OCI to the Consolidated Income Statements will be recognized as the original hedged transactions that are still probable of occurring impact the Consolidated Income Statements. This reclassification totaled $34.0 million in the quarter ended June 30, 2008, and was recorded in interest expense on borrowed funds.

In the six months ended June 30, 2008, we reclassified a net $13.5 million of OCI to the Consolidated Income Statements, recorded in (Loss) gain on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. We also reclassified $13.8 million of OCI to the Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring.

As of June 30, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $246.7 million. In the twelve month period following June 30, 2008 based on the current level of interest rates, $210.2 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Consolidated Income Statements as interest expense.

The net unrealized loss on the remaining active Swap Agreements at June 30, 2008 of $4.6 million included no Swap Agreements with gross unrealized gains and gross unrealized losses of $4.6 million and is included in Hedging Instruments on the Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. As of June 30, 2008, the net unrealized loss on active Swap Agreements recorded in OCI totaled a net loss of $4.6 million. In the twelve month period following June 30, 2008 based on the current level of interest rates, $3.8 million of these net unrealized losses are expected to be realized through interest expense.

As of June 30, 2008 and December 31, 2007, our Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $490.8 million and $630.9 million, respectively. We also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at June 30, 2008 and December 31, 2007 was $726,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $4.2 million and $6.9 million as of June 30, 2008 and December 31, 2007, respectively, are included in OCI. In the twelve month period following June 30, 2008, $2.0 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.41%. The Cap Agreements had an average maturity of 3.1 years as of June 30, 2008 and will expire between 2008 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of June 30, 2008 and the balance of these same Hybrid ARM Hedging Instruments as of June 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of June 30,
	2008	2009	2010	2011	2012	2013
Swap Agreements:
Balance-guaranteed (1) (2)	$499,696	$287,739	$122,853	$70,217	$40,546	$32,436
Cap Agreements (1) (2)	499,415	189,782	113,475	186,621	141,498	129,800

	$999,111	$477,521	$236,328	$256,838	$182,044	$162,236

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

(2)

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of June 30, 2008 and as of June 30 for each of the following five years (in thousands):

	As of June 30,
	2008	2009	2010	2011	2012	2013
Swap Agreements	$499,696	$294,933	$129,072	$75,616	$44,755	$36,699
Cap Agreements	499,415	196,367	244,389	205,895	197,250	157,194

	$999,111	$491,300	$373,461	$281,511	$242,005	$193,893

We recorded a net loss of $33.2 million on Derivatives during the six months ended June 30, 2008. This loss consisted of a net loss of $19.2 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $13.5 million and a net loss of $482,000 on other Derivative transactions. We recorded a net gain of $8.3 million on Derivatives during the same period in 2007. This gain consisted of a net gain of $7.0 million on Pipeline Hedging Instruments, a net gain of $959,000 on other Derivative transactions and net gain of $329,000 on commitments to purchase loans from correspondent lenders and bulk sellers. The net loss on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions and Originations

During the quarter ended June 30, 2008, we did not purchase any Purchased ARM Assets and we purchased or originated $243.6 million of ARM Loans, generally originated to “A quality” underwriting standards. Of the ARM Assets acquired and originated during the second quarter of 2008, 100% were Hybrid ARM Assets and none were Traditional ARM assets generally indexed to LIBOR. The following table compares our ARM asset acquisition and origination activity for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	For the three months ended
	June 30, 2008		June 30, 2007
ARM securities:
Agency Securities	$—	0.0%	$—	0.0%
High Quality, privately issued	—	0.0	4,414,414	71.8
Other privately issued	—	0.0	—	0.0

	—	0.0	4,414,414	71.8

ARM loans:
Bulk acquisitions	—	0.0	—	0.0
Correspondent originations	140,900	57.8	1,336,103	21.7
Wholesale origination	96,878	39.8	377,264	6.1
Direct retail originations	5,838	2.4	26,360	0.4

	243,616	100.0	1,739,727	28.2

Total acquisitions	$243,616	100.0%	$6,154,141	100.0%

	For the six months ended
	June 30, 2008		June 30, 2007
ARM securities:
Agency Securities	$—	0.0%	$2,403,039	19.8%
High Quality, privately issued	1,264,171	61.4	5,830,112	49.7
Other privately issued	2,255	0.1	—	0.0

	1,266,426	61.5	8,233,151	69.5

ARM loans:
Bulk acquisitions	—	0.0	107,307	0.9
Correspondent originations	396,004	19.2	2,803,964	23.9
Wholesale origination	380,952	18.5	606,124	5.2
Direct retail originations	15,339	0.8	54,648	0.5

	792,295	38.5	3,572,043	30.5

Total acquisitions	$2,058,721	100.0%	$11,805,194	100.0%

As of June 30, 2008, we had commitments to purchase $5.1 million of ARM Loans, net of estimated fallout of 39.7%.

Securitization Activity

Consistent with the broader market decline in the issuance of mortgage-backed securities, we did not complete a securitization in the second quarter of 2008. Currently the Company is evaluating a whole loan sale as an alternative to securitization activity due to illiquidity in the securitization market.

Prepayment Experience

For the quarter ended June 30, 2008, our mortgage assets paid down at an approximate average CPR of 16%, compared to 12% for the quarter ended March 31, 2008 and 17% for the quarter ended June 30, 2007. When prepayment expectations over the remaining life of the assets increase, and all other interest rate variables are held constant, we accrete our net discount over a shorter time period, resulting in an increased yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would accrete the net discount over a longer time period, resulting in a lower yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the accretion of the net discount, as appropriate.

Liquidity, Capital Resources and Going Concern

As described in Note 1 to the Consolidated Financial Statements, we have substantial doubt as to our ability to continue as a going concern as of June 30, 2008. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity and the continued availability of financing for our ARM Assets. As of March 6, 2008, we were unable to satisfy margin calls approximating $610 million. By March 12, 2008, we had received notices of events of default from five different reverse repurchase agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which were subsequently cured). On March 17, 2008, we entered into a 364-day Override Agreement with our remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Override Agreement” for a more complete description of the Override Agreement.) Pursuant to the Override Agreement we were required to raise at least $1 billion in new capital.

We completed a Financing Transaction through the private placement of up to $1.35 billion in principal amount of Senior Subordinated Notes, Initial Warrants, Escrow Warrants and Additional Warrants and participations in a Principal Participation Agreement on March 31, 2008. Of the $1.35 billion amount, $200.0 million was deposited in escrow. Of the $200.0 million originally deposited in the escrow account, approximately $188.6 million continues to be held in escrow to partially fund the cash consideration of the Exchange Offer and Consent Solicitation. The rate of interest payable on the Senior Subordinated Notes, the termination of the Principal Participation Agreement and the issuance of additional Senior Subordinated Notes in exchange for the approximately $188.6 million of escrowed funds are dependent upon the following events:

(1) Shareholder approval of charter amendment to increase the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008 (which was obtained on June 12, 2008),

(2) Completion of a successful Exchange Offer and Consent Solicitation for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by September 30, 2008. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of our voting stock and each series of Preferred Stock of an amendment to our charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. We commenced the Exchange Offer and Consent Solicitation on July 23 2008 and as of August 19, 2008, we had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock (see Note 16 – Subsequent Events), and

(3) Issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the approximately $188.6 million in remaining escrowed funds by September 30, 2008.

If we satisfy these three conditions, then we can terminate the Principal Participation Agreement by issuing to each Participant its prescribed share of the Additional Warrants.

We believe that the successful completion of these events is vital to allow us to continue as a going concern. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of our ARM Assets subsequent to the term of the Override Agreement raise substantial doubt about our ability to continue as a going concern for the foreseeable future. Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, we have experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, we and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, we used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on our interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 we have identified additional downgrades in our portfolio that would result in similar margin calls of $25.9 million. We expect that additional margin calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on our interpretation of the Override Agreement. There can be no assurances that we will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that we will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that we will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund.

We used the proceeds of the Financing Transaction to pay all of our then outstanding margin calls and certain other specified amounts totaling $524.5 million to counterparties to the Override Agreement, to create a liquidity reserve fund of $350.0 million to provide a cushion to protect against further deterioration of mortgage-backed securities prices, to pay $31.2 million in deficiency claims and to pay approximately $65.0 million in underwriting fees and other expenses necessary to complete the Financing Transaction. We used the remaining proceeds for general working capital. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral there under other than as provided in the Override Agreement. On June 30, 2008, we had readily available liquidity of approximately $366.7 million, including the Liquidity Reserve Fund of $350.0 million.

In the second quarter of 2008, we also sold ARM assets financed with recourse financing totaling $279.5 million at a net gain of $13.7 million. We also permanently financed $118.7 million of ARM assets previously financed with recourse financing at a net gain of $2.5 million.

As of June 30, 2008, our portfolio consisted of 95.8% AAA-rated assets and 4.2% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms, market prices or liquidity materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007.

Sources of Funds

Our primary sources of new funds for the six months ended June 30, 2008 were the proceeds from the Financing Transaction including the exercise of the initial Warrants and Override Warrants, principal and interest payments from ARM Assets, as well as proceeds from the sale of ARM Assets net of the payoff of financings of those assets.

As of June 30, 2008, we had $5.4 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At June 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.01% and a weighted average remaining maturity of 8.7 months.

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

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided us with an alternative way to finance our High Quality ARM Assets portfolio. The facility was terminated on April 15, 2008. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constitutes a default under the Asset-backed CP program. The notes are collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders’ credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collateralized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 3.31% at June 30, 2008.

As of June 30, 2008, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $21.3 billion. The debt matures between 2033 and 2048 and is callable at our option at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

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

In the respective offsetting agreements, we received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction counterparties whereby we are obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to us. We are required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $463.6 million at June 30, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that we bear the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. Our obligation is covered by the Override Agreement and, accordingly, we are not exposed to additional requests for collateral on the Forward Auction Agreements during its term. The collateral posted on the Forward Auction Agreements by us as of June 30, 2008 (dollars in thousands) is as follows:

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1mo CPR	Collateral Held by Forward Auction Agreement Counterparties
2008	$3,445,871	$3,372,494	$132,478
2009	3,762,463	3,344,626	180,541
2010	244,960	165,708	25,109
2011	3,924,563	2,056,934	66,424
2012	3,131,518	1,844,770	59,006

Total	$14,509,375	$10,784,532	$463,558

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds, mortgage spreads and credit risk. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at June 30, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	200	250	300	350	400	450	500
Actual 1 Month	$220.4	$197.2	$105.5	$(75.5)	$(266.8)	$(458.2)	$(649.5)
15%	204.7	182.0	92.6	(78.5)	(258.8)	(439.1)	(619.4)
20%	181.3	159.4	73.6	(82.2)	(245.8)	(409.3)	(572.8)
25%	161.2	140.0	57.7	(84.6)	(233.2)	(381.8)	(530.3)
30%	144.1	123.7	44.5	(85.8)	(221.1)	(356.4)	(491.7)
35%	129.7	110.0	33.7	(85.8)	(209.3)	(332.8)	(456.4)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average portfolio lifetime CPR estimated on June 30, 2008 was 14.8%. The spreads on prime collateral backed, AAA-rated MBS at June 30, 2008 were at the extreme high end of historical observations and ranged from 250 to 550 BPs, with an average for the Company’s portfolio of 390 BPs.

The fees paid by us on behalf of the trusts exceed the fees received by us from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by us are accreted into income on a scheduled basis that results in income and expense recognition that is not consistently offsetting. In the quarter ending June 30, 2008 income recognized on the Forward Auction Agreements totaled $8.4 million and the associated expense totaled $12.8 million.

We utilize financing facilities, as discussed in the “Financing Strategies” section above, to finance our acquisition and origination of whole loans.

Due to the defaults on Reverse Repurchase Agreements in March 2008 described above, our ability to finance additional borrowings under our whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each has a committed borrowing capacity of $200.0 million. Both lines expire on November 7, 2008. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been on the line for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been on the line for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through September 30, 2008. Under the terms of the warehouse agreements, the Company is required to file its quarterly financials within 45 days of each quarter end, however, the terms of the agreements provide the Company with 10 business days to cure any failure to meet this deadline, resulting in an August 28, 2008 deadline for the filing of the quarterly financials for the quarter ended June 30, 2008.

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

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At June 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 22.98%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. For purposes of this calculation, we have treated Reverse Repurchase Agreements as if they were subject to margin calls pursuant to the terms of the Reverse Repurchase Agreement without giving effect to the Override Agreement, even though they are subject to such margin calls only if a security is downgraded by a Rating Agency, for the term of the Override Agreement because we believe it is prudent to do so. Since we may not enter into new Reverse Repurchase Agreements during the term of the Override Agreement, we expect to operate at lower levels of leverage during the term of the Override Agreement than we have historically experienced because we expect our asset growth during that period to result primarily from loan originations which we generally expect to securitize in Collateralized Mortgage Debt transactions which represent long-term non-recourse financing.

Recourse or marginable debt generally consists of Reverse Repurchase Agreements and whole loan financing facilities. These borrowings are generally based on the current market value of our ARM Assets, are short-term in nature, mature on a frequent basis, need to be rolled over at each maturity date and are subject to margin calls based on collateral value changes or changes in margin requirements. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009 and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. We and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. Our policy requires that we maintain an Adjusted Equity-to-Assets Ratio of at least 8% against the financing of these ARM Assets.

We use the Adjusted Equity-to-Assets Ratio as a way to measure our capital cushion relative to those recourse borrowings subject to margin call. While we are subject to margin calls during the term of the Override Agreement only if a security is downgraded by a Rating Agency, if market values of ARM Assets decline significantly, particularly after March 16, 2009, resulting in margin requirements greater than our then readily available liquidity, we could be forced to liquidate ARM Assets, potentially at a loss.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Our Collateralized Mortgage Debt only requires approximately 2% to 7% of equity capital to support these financings, versus our 8% minimum capital requirement on our recourse borrowings. As we enter into additional Collateralized Mortgage Debt Financing Transactions, they have the effect of increasing our Adjusted Equity-to-Assets Ratio. Therefore, we could retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes, Senior Subordinated Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital. We also include the PPA and Additional Warrant Liability, which when the Escrow Release Conditions occur, will be reclassified into equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amount in thousands):

	June 30, 2008	December 31, 2007
Assets	$28,794,289	$36,272,361
Adjustments:
Net unrealized gain on Purchased ARM Assets recorded in accumulated other comprehensive loss	(205,601)	(22,903)
Net unrealized loss on Hedging Instruments	34,722	49,891
ARM Loans Collateralizing Debt	(21,272,783)	(21,383,177)
Cap Agreements	(44,482)	(67,032)

Adjusted assets	$7,306,145	$14,849,140

Shareholders’ (deficit) equity	$(1,423,049)	$1,759,734
Adjustments:
Preferred Stock	1,001,589	—
Accumulated other comprehensive loss	49,976	172,432
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	21,339,354	21,246,086
ARM Loans Collateralizing Debt	(21,272,783)	(21,383,177)
Cap Agreements	(44,482)	(67,032)

	22,089	(204,123)
Senior Notes	305,000	305,000
Senior Subordinated Notes	899,537	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	584,139	—

Adjusted shareholders’ equity	$1,679,281	$2,273,043

Adjusted Equity-to-Assets Ratio	22.98%	15.31%

GAAP equity-to-assets ratio	(4.94)%	4.85%

Ratio of historical equity-to-historical assets	(4.01)%	4.09%

Ratio of long-term equity-to-historical assets	2.29%	6.82%

Total risk-based capital /risk-weighted assets	0.42%	16.57%

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

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio of negative 4.01% is below the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio due to the liquidity problems we experienced this year and the losses reflected in the Consolidated Income Statements.

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

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Our risk-based capital ratio of 0.42% is below the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized” due to the liquidity problems we experienced this year and the losses reflected in the Consolidated Income Statements.

Equity Transactions

During the three-month period ended June 30, 2008, we issued 282,120 shares of Common Stock under the DRSPP and received net proceeds of $159,000.

On January 4, 2008, we declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, our Board of Directors determined that we did not have sufficient liquidity to make our next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and we have not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not we have earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. We have not accrued the cumulative unpaid dividends because they have not been declared as of June 30, 2008. Cumulative unpaid dividends on Preferred Stock dividends totaled $41.3 million at June 30, 2008. However, at our annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to our charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit us from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative, eliminate all accrued but unpaid dividends and eliminate substantially all voting rights of the preferred stockholders. We must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. We are seeking such consents in connection with the Exchange Offer and Consent Solicitation.

On July 23, 2008, we commenced the Exchange Offer and Consent Solicitation for all of our outstanding shares of Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis (or 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate). The cash portion of the Exchange Offer and Consent Solicitation will be partially financed by up to approximately $188.6 million in funds remaining in escrow in connection with the Financing Transaction. If the Escrow Release Conditions are not satisfied by September 30, 2008, the escrow will terminate and the escrowed funds will be returned to the investors who contributed the escrowed funds and the Escrow Warrants will be distributed pro rata to the purchasers of Senior Subordinated Notes. The Exchange Offer and Consent Solicitation will be successfully completed if we receive valid tenders for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by September 30, 2008 or such later date to which the deadline may be extended. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of our voting stock and each series of Preferred Stock of an amendment to our charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. Pursuant to the terms of the Financing Transaction, we must use our best efforts to successfully complete the Exchange Offer and Consent Solicitation. As of August 19, 2008, the Company had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock (see Note 16 – Subsequent Events). Because the success of the Exchange Offer and Consent Solicitation is outside of our control, Preferred Stock is not considered permanent equity as of June 30, 2008 and has been reflected in the mezzanine section of the Consolidated Balance Sheets.

Off-Balance Sheet Commitments

As of June 30, 2008, we had commitments to purchase or originate the following amounts of ARM loans, net of estimated fallout of 39.7% (in thousands):

ARM loans – correspondent originations	$5,097
ARM loans – wholesale originations	—
ARM loans – direct originations	—

$5,097

Contractual Obligations

As of June 30, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$5,388,400	$5,388,400	$—	$—	$—
Collateralized Mortgage Debt (1)	21,339,354	36,634	88,065	145,869	21,068,786
Whole loan financing facilities	212,016	212,016	—	—	—
Senior Notes	305,000	—	—	305,000	—
Senior Subordinated Notes (face value)	1,150,000	—	—	—	1,150,000
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$28,634,770	$5,637,050	$88,065	$450,869	$22,458,786

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

Results of Operations For the Three Months Ended June 30, 2008

For the quarter ended June 30, 2008, our net income was $412.3 million, or $0.84 Diluted EPS, based on weighted average shares of Common Stock and penny warrants outstanding of 484,642,000. That compares to net income of $83.4 million, or $0.66 per share for the quarter ended June 30, 2007, based on weighted average shares of Common Stock outstanding of 119,007,000.

(Loss) gain on ARM Assets, net for the quarters ended June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Gain on sale of ARM Assets:
ARM securities	$13,657	$308
Purchased Securitized Loans	40	—
Securitized ARM Loans	2,473	—

	16,170	308

Other-than-temporary impairment charges:
ARM securities	(97,597)	—
Purchased Securitized Loans	(42,991)	—
Securitized ARM Loans	(43,034)	—
ARM loans held for sale or securitization	(25,963)	—

	(209,585)	—

Loss on sale of REO	(1,852)	—

Total	$(195,267)	$308

We realized a gain of $13.7 million on the sale of $279.5 million of Purchased ARM Assets during the quarter ended June 30, 2008 and a gain of $2.5 million on the permanent financing of $118.7 million of Securitized ARM Loans, for a total realized gain of $16.2 million. We also recognized losses of $97.6 million and $43.0 million at June 30, 2008, in other than temporary impairment charges on our ARM Securities and Purchased Securitized Loans, respectively. Losses of $43.0 million and $26.0 million were recognized in the quarter ended June 30, 2008 on our Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. There is substantial doubt about our ability to continue as a going concern. In addition, we may not have the ability to hold our Purchased ARM Assets, Securitized ARM Loans and ARM loans held for sale or securitization to maturity and, accordingly, have recognized the losses enumerated above totaling $209.6 million in Loss (Gain) on ARM Assets in the Consolidated Income Statements for the three months ended June 30, 2008.

We recorded noninterest income of $24.9 million related to the Senior Subordinated Notes fair value change and $536.9 million related to the PPA and Additional Warrant Liability fair value change, reflecting decreases in their respective fair values.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Jun 30, 2006	13.86%	1.03%	1.04%	1.24%	(1.48)%	0.42%	11.61%
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.98%	1.59%	1.24%	1.55%	(1.45)%	0.91%	13.14%
June 30, 2007	18.19%	0.52%	1.24%	1.68%	(0.09)%	0.95%	13.89%
Sep 30, 2007	7.64%	(2.32)%	1.31%	0.00%	240.77%	2.16%	(234.28)%
Dec 31, 2007	20.52%	0.21%	1.38%	0.00%	161.52%	4.72%	(147.32)%
Mar 31, 2008	16.94%	(0.11)%	2.42%	0.00%	1,348.41%	11.68%	(1,345.46)%
June 30, 2008	(13.70)%	(3.02)%	(1.54)%	0.00%	96.89%	(6.70)%	(99.33)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes loss (gain) on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

The following table presents the components of our net interest income for the quarters ended June 30, 2008 and 2007:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended June 30,
	2008	2007
Coupon interest income on ARM assets	$441,536	$$747,288
Accretion (amortization) of net discount/premium	63,988	7,273
Cash and cash equivalents	3,784	2,955

Interest income	509,308	757,516

Reverse Repurchase Agreements and Asset-backed CP	81,390	412,388
Collateralized Mortgage Debt	259,561	277,277
Whole loan financing facilities	2,868	20,561
Senior, Senior Subordinated and Subordinated Notes	65,001	10,736
Hedging Instruments	47,216	(65,709)

Interest expense	456,036	655,253

Net interest income	$53,272	$102,263

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the quarters ended June 30,
	2008			2007
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$28,154,202	7.18%	$505,524	$54,139,626	5.57%	$754,561
Cash and cash equivalents	1,172,686	1.29	3,784	219,180	5.39	2,955

	29,326,888	6.95	509,308	54,358,806	5.57	757,516

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	5,881,081	5.54	81,390	30,931,136	5.33	412,388
Plus: (Benefit) cost of Hedging Instruments (2)		2.94	43,288		(0.69)	(53,489)

Hedged Reverse Repurchase Agreements and Asset-backed CP		8.48	124,678		4.64	358,899

Collateralized Mortgage Debt	21,977,357	4.72	259,561	19,622,314	5.65	277,277
Plus: (Benefit) cost of Hedging Instruments (2)		0.07	3,928		(0.25)	(12,220)

Hedged Collateralized Mortgage Debt		4.79	263,489		5.40	265,057

Whole loan financing facilities	133,257	8.61	2,868	1,338,006	6.15	20,561
Senior, Senior Subordinated and Subordinated Notes	1,468,837	17.70	65,001	545,000	7.88	10,736

	29,460,532	6.19	456,036	52,436,456	5.00	655,253

Net interest-earning assets and spread	$(133,644)	0.76%	$53,272	$1,922,350	0.57%	$102,263

Portfolio Margin (3)		0.73%			0.75%

(1)	Effective rate includes impact of amortizing/accreting ARM assets net premium/discount.
(2)

Includes Swap Agreements with notional balances of $542.8 million and $44.3 billion as of June 30, 2008 and 2007, respectively, and Cap Agreements with net notional balances of $490.8 million and $708.7 million as of June 30, 2008 and 2007, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended June 30, 2008 versus 2007
	Rate	Volume	Total
Interest Income:
ARM assets	$217,547	$(466,584)	$(249,037)
Cash and cash equivalents	(2,248)	3,077	829

	215,299	(463,507)	(248,208)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	296,830	(531,051)	(234,221)
Collateralized Mortgage Debt	(29,802)	28,234	(1,568)
Whole loan financing facilities	8,235	(25,928)	(17,693)
Senior, Senior Subordinated and Subordinated Notes	13,382	40,883	54,265

	288,645	(487,862)	(199,217)

Net interest income	$(73,346)	$24,355	$(48,991)

Net interest income decreased $49.0 million in the second quarter of 2008, from the same quarter of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The decreased average size of our portfolio during the second quarter of 2008 compared to the same period of 2007 decreased interest income in the amount of $463.5 million and interest expense in the amount of $487.9 million, for a net increase in interest income of $24.4 million. The average balance of our interest-earning assets was $29.3 billion during the quarter ended June 30, 2008, compared to $54.4 billion during the same period of 2007 — a decrease of 46.0%. As a result of the yield on our interest-earning assets increasing to 6.95% during the second quarter of 2008 from 5.57% during the same quarter of 2007, an increase of 138 BPs, and our cost of funds increasing to 6.19% from 5.00% during the same period, an increase of 119 BPs, there was a net unfavorable rate variance of $73.3 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollar amounts in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjust- ment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Jun 30, 2006	$46,183	5.2165%	0.19%	5.02%	4.48%	0.54%	0.69%
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%
Jun 30, 2007	$54,359	5.55%	(0.02)%	5.57%	5.00%	0.57%	0.75%
Sep 30, 2007	$46,593	5.72%	0.38%	5.34%	5.26%	0.08%	0.31%
Dec 31, 2007	$36,297	5.82%	0.09%	5.73%	5.04%	0.69%	0.96%
Mar 31, 2008	$34,560	6.03%	(0.14)%	6.17%	5.93%	0.24%	0.49%
Jun 30, 2008	$29,327	5.86%	(1.09)%	6.95%	6.19%	0.76%	0.73%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing/accreting premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Jun 30, 2006	0.23%	0.04%	(0.08)%	0.19%
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%
Jun 30, 2007	(0.01)%	0.03%	(0.04)%	(0.02)%
Sep 30, 2007	0.31%	0.03%	0.04%	0.38%
Dec 31, 2007	0.06%	0.02%	0.01%	0.09%
Mar 31, 2008	(0.15)%	0.03%	(0.02)%	(0.14)%
Jun 30, 2008	(0.89)%	0.02%	(0.22)%	(1.09)%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

We recorded a net loss of $14.7 million on Derivatives during the second quarter of 2008, which consisted of a net loss on commitments to purchase loans from correspondent lenders. We recorded a net gain of $1.6 million on Derivatives during the same period in 2007. This gain consisted of a net gain of $7.8 million on Pipeline Hedging Instruments and a net gain of $139,000 on other Derivative transactions partially offset by a net loss of $6.3 million on commitments to purchase loans from correspondent lenders and bulk sellers.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Jun 30, 2006	0.05%	0.06%	0.08%	0.19%
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%
Jun 30, 2007	0.05%	0.07%	0.07%	0.19%
Sep 30, 2007	0.05%	0.00%	(0.05)%	0.00%
Dec 31, 2007	0.06%	0.00%	0.05%	0.11%
Mar 31, 2008	0.07%	0.00%	0.04%	0.11%
June 30, 2008	0.08%	0.00%	0.20%	0.28%

The most significant decreases to our operating expenses for the quarter ended June 30, 2008 compared to June 30, 2007 were the $3.8 million decrease in long-term incentive award expense due to the decrease in our stock price and a $9.5 million decrease in the performance-based management fees paid to the Manager due to our net loss for the quarter. These decreases were partially offset by increased shareholder relations, accounting and legal fees as well as increased expenses related to the operations of TMHL due to decreased loan production and resultant capitalized loan origination costs.

The benefit for income taxes for the quarter ended June 30, 2008 was $1.9 million, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $6.8 million and deferred taxable loss of $9.2 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the period ended June 30, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements.

Results of Operations for the Six Months Ended June 30, 2008

For the six months ended June 30, 2008, our net loss was $2.9 billion, or $8.97 Basic EPS and Diluted EPS, based on weighted average basic and diluted shares of Common Stock outstanding of 328,679,000. That compares to net income of $158.4 million, or $1.27 Basic EPS and Diluted EPS for the six months ended June 30, 2007, based on weighted average shares of Common Stock outstanding of 116,556,000 and 116,699,000, respectively.

(Loss) gain on ARM Assets, net, for the six months ended June 30, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
(Loss) gain on sale of ARM Assets:
ARM securities	$(636,783)	$2,156
Purchased Securitized Loans	(1,124)	—
Securitized ARM Loans	(123,624)	—

	(761,531)	2,156

Other-than-temporary impairment charges:
ARM securities	(1,270,210)	—
Purchased Securitized Loans	(103,816)	—
Securitized ARM Loans	(349,178)	—
ARM loans held for sale or securitization	(28,390)	—

	(1,751,594)	—

Loss on sale of REO	(2,545)	—

Total	$(2,515,670)	$2,156

We realized a loss of $761.5 million on the sale of $4.6 billion of Purchased ARM Assets during the six months ended June 30, 2008 and a loss of $123.6 million on the permanent financing of $1.8 billion of Securitized ARM Loans, for a total realized loss of $761.5 million. We also recognized losses of $1.3 billion and $103.8 million during the six months ended June 30, 2008, in other than temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively. Losses of $349.2 million and $28.4 million were recognized during the six months ended June 30, 2008 on our Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. There is substantial doubt about our ability to continue as a going concern. In addition, we may not have the ability to hold our Purchased ARM Assets, Securitized ARM Loans and ARM loans held for sale or securitization to maturity and, accordingly, have recognized the losses enumerated above totaling $1.8 billion in Loss (Gain) on ARM Assets in the Consolidated Income Statements for the six months ended June 30, 2008.

For the six months ended June 30, 2008, we recorded Senior Subordinated Notes fair value changes of $432.1 million, including a loss due to a net recovery in fair value of $401.8 million and we wrote off failed and allocated issuance costs of $30.3 million. We recorded net noninterest loss on the PPA and Additional Warrant Liability fair value changes of $15.7 million, including a decline in PPA and Additional Warrant Liability fair value of $16.4 million and the write-off of allocated issuance costs of $32.1 million.

The following table presents the components of our net interest income for the six months ended June 30, 2008 and 2007:

Comparative Net Interest Income Components

(in thousands)

	For the six months ended June 30,
	2008	2007
Coupon interest income on ARM assets	$963,310	$1,475,706
Amortization of net premium	70,105	(644)
Cash and cash equivalents	8,959	6,512

Interest income	1,042,374	1,481,574

Reverse Repurchase Agreements and Asset-backed CP	259,554	826,997
Collateralized Mortgage Debt	535,901	541,663
Whole loan financing facilities	9,719	40,519
Senior Notes, Senior Subordinated Notes and Subordinated Notes	75,686	21,409
Hedging Instruments	66,252	(141,957)

Interest expense	947,112	1,288,631

Net interest income	$95,262	$192,943

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollar amounts in thousands)

	For the six months ended June 30,
	2008			2007
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM Assets (1)	$31,021,297	6.66%	$1,033,415	$53,595,856	5.50%	$1,475,062
Cash and cash equivalents	922,188	1.94	8,959	261,795	4.98	6,512

	31,943,485	6.53	1,042,374	53,857,651	5.50	1,481,574

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	8,263,937	6.28	259,554	30,840,106	5.36	826,997
Plus: Cost of Hedging Instruments (2)		1.36	56,040		-0.77	(118,664)

Hedged Reverse Repurchase Agreements and Asset-backed CP	—	7.64	315,594		4.59	708,333

Collateralized Mortgage Debt	21,684,202	4.94	535,901	19,210,841	5.64	541,663
Plus: Cost of Hedging Instruments (2)		0.10	10,212		-0.24	(23,293)

Hedged Collateralized Mortgage Debt		5.04	546,113		5.40	518,370

Whole loan financing facilities	334,899	5.80	9,719	1,341,163	6.04	40,519
Senior, Senior Subordinated and Subordinated Notes	1,014,176	14.93	75,686	545,000	7.86	21,409

	31,297,214	6.05	947,112	51,937,110	4.96	1,288,631

Net interest-earning assets and spread	$646,271	0.48%	$95,262	$1,920,541	0.54	$192,943

Portfolio Margin (3)		0.60%			0.72

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $542.8 million and $44.3 billion as of June 30, 2008 and 2007, respectively, and Cap Agreements with net notional balances of $490.8 million and $708.7 million as of June 30, 2008 and 2007, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Six Months ended June 30, 2008 versus 2007
	Rate	Volume	Total
Interest Income:
ARM assets	$310,380	$(752,027)	$(441,647)
Cash and cash equivalents	(3,970)	6,417	2,447

	306,410	(745,610)	(439,200)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	469,436	(862,175)	(392,739)
Collateralized Mortgage Debt	(34,547)	62,290	27,743
Whole loan financing facilities	(1,598)	(29,202)	(30,800)
Senior, Senior Subordinated and Subordinated Notes	19,263	35,014	54,277

	452,554	(794,073)	(341,519)

Net interest income	$(146,144)	$48,463	$(97,681)

Net interest income decreased by $97.7 million in the six months ended June 30, 2008, over the same period of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and a favorable volume variance. The decreased average size of our portfolio during the first six months of 2008 compared to the same period of 2007 increased net interest income in the amount of $48.5 million. The average balance of our interest-earning assets was $29.3 billion during the six months ended June 30, 2008, compared to $53.9 billion during the same period of 2007 — a decrease of 40.7%. As a result of the yield on our interest-earning assets increasing to 6.53% during the first six months of 2008 from 5.50% during the same 2007 period, an increase of 103 BPs, and our cost of funds increasing to 6.05% from 4.96% during the same 2007 period, an increase of 109 BPs, there was a net unfavorable rate variance of $146.1 million.

For the six months ended June 30, 2008, our ratio of operating expenses to average assets was 0.19%, compared to 0.19% for the same period in 2007. The most significant decreases to our operating expenses for the six months June 30, 2008 compared to June 30, 2007 were the $1.6 million increase in base management fees paid to the Manager, $17.7 million increase in performance-based compensation paid to the Manager, and $17.0 million decrease in long-term incentive awards caused by the decline in common stock value. These decreases in expense were partially offset by a $3.0 million increase in legal expenses.

The Company had negative equity at June 30, 2008, and as such did not incur a performance based fee for the six months ended June 30, 2008. Our ROE prior to the effect of the performance-based fee of $17.7 million for the first six months of 2007 was 15.14%, whereas the threshold used to determine the amount of the performance-based fee, the average Ten Year U.S. Treasury Rate plus 1%, was 5.76%. This ROE is a non-GAAP measurement used solely to calculate the amount of the performance-based fee earned by the Manager, in accordance with the formula contained in the Management Agreement. Our GAAP ROE for the six months ended June 30, 2007, which includes the effect of the performance-based fee of $17.7 million, was 13.52%.

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

As a financial institution that has only U.S.-dollar denominated assets, liabilities and Hedging Instruments, we are not subject to foreign currency exchange or commodity price risk. Our market risk encompasses liquidity risk and interest rate risk, both of which arise in the normal course of business of a financial institution. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Liquidity, Capital Resources and Going Concern” section. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income and interest expense. Interest rate risk also includes the risk that changes in interest rates will result in changes in the market value of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2008. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of June 30, 2008.

The effects of Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our ARM Assets including constraints on the repricing of the interest rates of ARM Assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The Effective Duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies. As of June 30, 2008, the Base Case in the table below used the following rates: 1 month LIBOR of 2.46%, 5 year Treasury of 3.34%, and 10 year Treasury of 3.99%.

Net Portfolio Effective Duration

June 30, 2008

	Base Case	Parallel -100 BPs	Parallel +100 BPs	Parallel -200 BPs	Parallel +200 BPs
Assets:
Traditional ARMs	0.42 Years	0.42 Years	0.47 Years	0.45 Years	0.57 Years
Hybrid ARMs	2.59	2.67	2.54	2.78	2.51

Total ARM Assets	2.29	2.36	2.25	2.45	2.24

Borrowings and hedges	(0.91)	(0.92)	(0.88)	(0.93)	(0.86)

Net Effective Duration	0.58 Years	0.60 Years	0.57 Years	0.64 Years	0.58 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Durations of a ten year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.2, 2.7 and 2.2 years respectively.

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

Our earnings model base case at June 30, 2008 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months which could include an adjustment in interest rate management strategies as interest rates change, was 48.9%, 97.8%, (98.3)% and (49.3)%, respectively, of projected net income for the twelve months ended June 30, 2009. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

The prepayment rate on our ARM Assets may increase if interest rates decline or if the difference between long-term and short-term interest rates diminishes. An increase in prepayments would cause us to accrete the net discount on our ARM Assets faster, resulting in a higher yield on our ARM Assets. Additionally, if prepayment proceeds cannot be reinvested in ARM Assets having similar yields to those being replaced, our earnings may be adversely affected. Conversely, the prepayment rate on our ARM Assets may decrease if interest rates rise or if the difference between long-term and short-term interest rates increases. Decreased prepayments would cause us to accrete the net discount paid for our ARM Assets over a longer time period, resulting in a reduced yield on our ARM Assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM portfolio reset to reflect higher interest rates, but the yield would also decline due to slower prepayments. In periods of market dislocation as is the case today, the pricing of new mortgage loans and securitization economics may become disassociated from their historical relationships to interest rate indices. In such periods changes in market interest rates may have little or no effect on prepayments.

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

We also elected to record the Senior Subordinated Notes at fair value. Changes in their fair value are recognized in earnings apart from operating interest income and expense activity. Thus, changes in interest rates impact earnings as either a gain or a loss. Increases in interest rates act to decrease the value of the Senior Subordinated Notes and result in a gain. Decreases in interest rates act to increase fair value and result in a loss. Gains or losses can vary widely impacting Net (loss) income. The stated interest rate in effect on the Senior Subordinated Notes is not impacted nor is the discount that is being amortized as an adjustment to yield.

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable (loss) income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REIT Taxable income per share	$0.01	$0.65	$0.12	$1.29
Other-than-temporary impairment losses	(0.25)	—	(5.00)	—
Non-deductible capital losses	0.09	—	(2.35)	—
Other non-deductible losses	1.31	—	(1.42)	—
Payments under long-term incentive plan	—	0.01	—	0.01
Taxable REIT subsidiary income (loss)	(0.11)	0.01	(0.23)	(0.01)
Gain on purchase loan commitments	—	0.01	—	0.01
Hedging Instruments, net	(0.04)	—	0.04	0.02
Timing of dividend on Preferred Stock	(0.06)	—	(0.11)	—
Provision for credit losses, net	—	(0.01)	0.01	(0.02)
Long-term incentive plan expense	—	(0.01)	(0.02)	(0.03)
Other	(0.02)	—	(0.01)	—

GAAP Basic EPS	$0.93	$0.66	$(8.97)	$1.27

We estimate that our undistributed taxable income was $39.2 million or $0.10 per share as of June 30, 2008.

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

We are no longer subject to examination by federal or state taxing authorities for years before 2004. At June 30, 2008, we did not have any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. We recognize interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. We do not have any amount accrued for interest and penalties.

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

The benefit for income taxes for the six months ended June 30, 2008 was $724,000, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $6.9 million and deferred taxable income of $9.3 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. Income taxes for the quarter ended June 30, 2007 were immaterial and no provision is reflected on the Consolidated Income Statements. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximates $289 million. We have established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at June 30, 2008 as it is not more likely than not that the deferred tax assets will be realized.

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

If its REIT status is terminated, we would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with TMHS, TMHL and Adfitech. As a C-Corporation, we, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended June 30, 2008. If we elected to file a consolidated income tax return, our income tax provision would include the operations of TMHS, TMHL and Adfitech. The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is not more likely than not that the tax benefits would be realized. We estimate that if required to be taxed as a

C-Corporation in 2008, there would be no potential income tax expense or benefit for the six months ended June 30, 2008 because deferred tax assets would exceed current and deferred tax liabilities, but the deferred tax assets would be subject to a valuation allowance. Also, as a C-Corporation, we would not be subject to the REIT distribution requirement or the related deductions from taxable income. As such, we would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement.

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

We are in compliance with the annual 75% and 95% gross income test for our 2008 taxable year based on operations through June 30, 2008 and expect to maintain compliance through December 31, 2008. We believe it is more likely than not that the Escrow Release Conditions will be satisfied and that the Principal Participation Agreement will be terminated. As a result of satisfying the Escrow Release Conditions and our annual asset, income, distribution and stock ownership tests, we believe that it is more likely than not that we will qualify to be taxed as a REIT for the year ending December 31, 2008.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended June 30, 2008, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

By letter dated April 4, 2008, the Company received a notice from the SEC that it is conducting an investigation relating to the restatement of the Company’s Consolidated Financial Statements for fiscal year 2007, margin calls that the Company received (or which were threatened) pursuant to its Reverse Repurchase Agreements and related disclosures, and the valuation, impairment and/or disclosures concerning the accounting treatment for the Company’s mortgage-backed securities addressed in the restatement. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. The SEC subsequently served the Company with subpoenas on April 24, 2008 and May 23, 2008 for documents related to the investigation described in the April 4, 2008 letter. The Company has provided the SEC with documents responsive to the April 24 and May 23 subpoenas and continues to supplement those document productions. The Company is cooperating with the SEC on a voluntary basis in its investigation.

By letter dated March 6, 2008, the Company received notice from the NYSE that the NYSE is reviewing transactions in the Company’s Common Stock prior to the Company’s January 9, 2008 disclosure of the impact of recent market events in the mortgage industry on the Company’s GAAP book value. The Company timely responded to the NYSE’s requests on May 1, 2008, and has had no further communications with the NYSE on this issue.

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

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A – “Risk Factors” on pages 20 through 23 of the Company’s 2007 Annual Report on Form 10-K/A and in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this report. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors referenced above, the reader should also consider the following risk factors:

Risks Related to Us and Our Business

•

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected our business, our liquidity and our stock price and has raised substantial doubt about our ability to continue as a going concern.

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and other industry-related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage-backed securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 and the first half of 2008 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing our mortgage assets, and expect to continue to face these challenges in 2008. These conditions may not stabilize or they may worsen for the foreseeable future.

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

Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. We may not be able to access sources of funding or, if available to us, we may not be able to negotiate favorable terms. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell more of our assets at unfavorable prices or discontinue various business activities. Consistent with the broader market decline in the issuance of mortgage-backed securities, we did not complete a securitization in the second quarter of 2008.

We may be required to sell loans on a whole loan basis and liquidate our assets to repay short-term borrowings. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing arrangements and require us to provide them with additional equity or collateral to secure our borrowings. Beginning in August 2007 and continuing through the current date, the fair value of our ARM Assets as well as our hedging instruments declined, our margin requirements on our financing increased and in August 2007 and the first quarter of 2008, we sold a significant amount of assets and terminated interest rate swap agreements in order to reduce our exposure to further margin calls on recourse borrowings and hedging transactions. In March 2008, we received a significant amount of margin calls, which significantly exceeded our available liquidity, and we were unable to meet a portion of these margin calls. Although we have entered into the Override Agreement which freezes additional margin calls through March 16, 2009, unless a security is downgraded by a rating agency, there is no assurance that we will be able to obtain sufficient liquidity in order to satisfy our liabilities, that the value of our purchased ARM Assets and hedging instruments will not decline further, that we will be able to meet the margin calls if securities securing our obligations under the Reverse Repurchase Agreements are downgraded by a rating agency, that the Override Agreement will not be terminated by the counterparties if we do not meet certain conditions, that we will obtain new financing for the assets subject to the Override Agreement when it terminates, and that, if the Override Agreement is terminated, the counterparties will not make additional margin calls or that we will be able to satisfy additional margin calls, if any, or that we will be able to continue as a going concern.

Since entering into the Override Agreement, the rating agencies have been taking significant actions on their ratings of all classes of mortgage securities. As a result, we have experienced ratings downgrades of $79.0 million in current face value and $36.4 million carrying value of MBS through June 30, 2008 and $1.7 billion in current face value and $1.1 billion carrying value of MBS between June 30, 2008 and August 22, 2008 on the mortgage-backed securities collateralizing the Reverse Repurchase Agreements. As a result of these downgrades, we and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. On August 21, 2008, in connection with these negotiations, we used amounts in the Liquidity Reserve Fund to pay calls totaling approximately $219.0 million based on our interpretation of the Override Agreement, which may be less than the counterparties to the Override Agreement’s interpretation. As of August 22, 2008 we have identified additional downgrades in our portfolio that would result in similar calls of $25.9 million. We expect that additional calls arising from existing or future ratings downgrades will be satisfied out of the Liquidity Reserve Fund, based on our interpretation of the Override Agreement. There can be no assurances that we will be able to reach a successful resolution with any or all of the counterparties to the Override Agreement or that we will not receive further margin calls from one or more of the counterparties to the Override Agreement, or that we will not receive margin calls from one or more of the counterparties that will exceed the balance of the Liquidity Reserve Fund.

The price of our Common Stock declined significantly as a result of these events and the impact on our results of operations. There is no assurance that our stock price will not continue to experience significant volatility as mortgage-backed security prices continue to decline.

•	We will suffer significant adverse consequences if the Escrow Release Conditions are not satisfied.

We believe that there will be several significant adverse consequences to the Company if the Escrow Release Conditions are not satisfied prior to September 30, 2008 or such date to which the deadline may be extended. If the Escrow Release Conditions are not satisfied, absent subsequent modification of the Principal Participation Agreement, the Principal Participation Agreement will not terminate and the investors that hold the interest in the Principal Participation Agreement will be entitled to receive, generally commencing on March 19, 2009, monthly principal payments that are received on the mortgage-backed securities collateralizing our Reverse Repurchase Agreements under the Override Agreement, after deducting payments due under those Reverse Repurchase Agreements. Investors in the Principal Participation Agreement must also consent to any refinancing of our mortgage-backed securities subject to the Override Agreement, which gives them the ability to cause the sale of these assets upon the maturity of the Reverse Repurchase Agreements and to receive the net proceeds of such sales after payment of the reverse repurchase counter parties. If any of the mortgage-backed securities have been sold prior to March 31, 2015, the participants would also be entitled to a payment on that date equal to the fair market value of such assets in excess of any financing related to those assets. The payments owed to the investors under the Principal Participation Agreement would represent a significant reduction in the Company’s monthly cash flow through March 31, 2015, making it highly unlikely that we would be able to reinvest its monthly cash flows into higher yielding assets or to support growth in our loan origination volumes to allow us to resume normalized business operations. Additionally, any future appreciation in the fair market value of these assets would be recovered by investors in the Principal Participation Agreement, as opposed to being recovered by the Company for the benefit of its shareholders.

In the event the Escrow Release Conditions are not satisfied, our ability to extend the Override Agreement or to find alternative financing for those mortgage assets will be extremely difficult and uncertain. As a result, if alternative financing cannot be secured, it is likely that all of the mortgage assets will be sold by the Company or liquidated by the Override Agreement counterparties at the termination of the Override Agreement, effectively eliminating any chance for recovery of value for our common or preferred shareholders and significantly impacting our ability to make payments on our other indebtedness absent a substantial improvement in mortgage securities prices between now and March 2009.

In addition, if the Escrow Release Conditions are not satisfied, the interest rate we must pay on the Senior Subordinated Notes will remain at 18% per annum and will not be reduced to 12% per annum, resulting in an additional annual interest payment of approximately $69 million until maturity or until the Senior Subordinated Notes are earlier redeemed or repurchased.

Until our ability to satisfy the Escrow Release Conditions is known, characterization of our rights, on the one hand, and the participants under the Principal Participation Agreement, on the other hand, is not clear for federal income tax purposes. If the Escrow Release Conditions are not satisfied, then, absent subsequent modification of the Principal Participation Agreement, our rights to certain principal collections on assets owned by us that are subject to the Override Agreement would be viewed as having been transferred by us to the participants in the Principal Participation Agreement. Our failure to satisfy the Escrow Release Conditions could adversely affect our ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of our REIT status.

•

The Override Agreement may be terminated by the counterparties prior to March 2009 in certain circumstances, in which case certain of our obligations under our reverse repurchase, securities lending and auction swap agreements will become immediately due and payable.

The counterparties may terminate the Override Agreement if we do not comply with certain covenants and restrictions. For example, they may terminate if we do not pay them all of the principal and 20% (or 30% in certain circumstances) of the interest payments received with respect to the collateral securing the reverse repurchase, securities lending and auction swap agreements, if we fail to comply with certain obligations under the Override Agreement, if we fail to maintain the Liquidity Reserve Fund, if we fail to take certain other actions as specified therein, or if we voluntarily or involuntarily become a debtor in a bankruptcy proceeding. In the event the Override Agreement is terminated under these circumstances, certain of our obligations under those reverse repurchase, securities lending and auction swap agreements may become immediately due and payable.

•	We may not have sufficient liquidity to service our debt, particularly if the Principal Participation Agreement is not terminated.

We have significant indebtedness on which we must make periodic interest payments. We generally fund the interest payments required on our indebtedness with the interest payments we receive on our mortgage-backed securities and mortgage loan assets. If we fail to satisfy the Escrow Release Conditions, the interest rate on the Senior Subordinated Notes will remain at 18% per annum and will not be reduced to 12% per annum, resulting in additional annual interest payments of $69 million on the Senior Subordinated Notes until their maturity or until the Senior Subordinated Notes are earlier redeemed or repurchased. Our Reverse Repurchase Agreements, the Senior Notes, the Senior Subordinated Notes, and the Subordinated Notes are our most substantial indebtedness. The instruments governing these debts generally include cross-default features, whereby a default under any one of our debt instruments can trigger a default on each of the other debt instruments and permit our lenders and our Reverse Repurchase Agreement counterparties to exercise their rights against us under the related indenture, Reverse Repurchase Agreement, or other similar agreement. If the Principal Participation Agreement is not terminated, the participants under that agreement will control when the mortgage-backed securities subject to Reverse Repurchase Agreements are sold and will receive all of the net proceeds of such sale. Without the interest income provided by those assets, it will be difficult for us to meet the interest payments due on our outstanding indebtedness.

•	We have a substantial amount of debt and various contractual agreements that are secured by substantially all of our assets, which may limit our ability to react to economic changes or repay our debt.

In connection with the Financing Transaction, we issued $1.15 billion in aggregate principal amount of Senior Subordinated Notes, and are obligated to issue up to an additional approximately $188.6 million in aggregate principal amount of Senior Subordinated Notes upon satisfaction of the Escrow Release Conditions. Our ability to pay our expenses and satisfy our debt obligations, to refinance our debt obligations and to fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

The Senior Subordinated Notes are secured by a subordinated lien on certain of the Company’s assets, including, among other things, the interest payments due from assets covered by the Override Agreement, and guaranteed by certain of our subsidiaries. The Senior Notes are also secured by the same assets and guaranteed by the same significant subsidiaries of the Company. The security interests securing the Senior Subordinated Notes and the Senior Notes, along with our obligations under the Override Agreement and the rights granted under the Principal Participation Agreement, leave us with almost no assets that are not subject to a lien, the Override Agreement or the Principal Participation Agreement. The resulting absence of any significant assets not subject to a lien, the Override Agreement or the Principal Participation Agreement for the foreseeable future may limit our ability to react to economic changes or obtain additional funding if necessary. Additionally, we may be unable to refinance the Senior Notes or the Senior Subordinated Notes if the Principal Participation Agreement is still in effect at the time such notes become due. If we are unable to make timely interest, principal or other payments under these agreements, our lenders could proceed against the collateral granted to them to secure their indebtedness.

•	Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

Our ability to comply with the financial covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes as they currently exist or as they may be amended, may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain nonfinancial covenants or to comply with the other restrictions contained in indentures governing the Senior Notes or the Senior Subordinated Notes could result in a default, which could cause that indebtedness (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. If those lenders, or the lenders under our other debt agreements, accelerate the payment of such indebtedness or our counterparties under our Reverse Purchase Agreements make margin calls, we may not be able to make payments immediately and continue to operate our business.

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

As of June 30, 2008, we had a Shareholders’ Deficit of $1.4 billion, which means our total liabilities exceeded our total assets. The existence of a Shareholders’ Deficit may limit our ability to obtain future debt or equity financing and cause regulatory issues as it could affect our state mortgage licenses. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

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

•	We face difficulties in originating and financing jumbo loans.

Currently, the jumbo loan origination business is experiencing serious difficulties and we may not begin to originate mortgage loans until market conditions improve. At present, warehouse financing is difficult to obtain and expensive to maintain, and the secondary market where we sell our securitized mortgage loans remains inactive and highly illiquid.

•	We have experienced mortgage securities downgrades from rating agencies.

Mortgage securities are being subjected to substantial credit evaluation by rating agencies and we have seen a significant number of our mortgage securities get downgraded as a result of these rating agency reviews.

•	If the Exchange Offer and Consent Solicitation is completed, we will be obligated to issue a significant number of shares of Common Stock, which will dilute the value of our Common Stock.

We currently have issued and outstanding 387,157,396 shares of Common Stock as of August 13, 2008 on a fully diluted basis. Upon completion of the Financing Transaction, including completion of a successful Exchange Offer and Consent Solicitation, we will have approximately 3.09 billion shares of Common Stock outstanding on a fully diluted basis. Most of the newly issued shares will be issued at a purchase price of $0.01 per share. This large increase in the number of outstanding shares of Common Stock issued at a price significantly below the current market value of the Common Stock may negatively affect the market price of the Common Stock. As of August 19, 2008, we had received tenders for over 66 2/3% of the outstanding shares of each series of Preferred Stock and approximately 93.6% of the aggregate outstanding shares of Preferred Stock. The level of tendered shares as of August 19, 2008 increases the probability that the Escrow Release Conditions will be satisfied and that these additional shares of Common Stock will be issued.

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

The market price of the Common Stock could decline as a result of sales of a large number of shares of the Common Stock in the market after the Exchange Offer and Consent Solicitation or the perception that these sales could occur. We have filed a prospectus to allow the resale of the Common Stock issued upon the exercise of the Initial Warrants and the Override Warrants and expect to file a prospectus to allow the resale of the Common Stock issuable upon the exercise of the Escrowed Warrants and the Additional Warrants. These sales, or the perception that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

After the satisfaction of the Escrow Release Conditions, shareholders that collectively own or have the right to acquire upon the exercise of Warrants approximately 3.09 billion shares of Common Stock, or approximately 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, will have registration rights with respect to their outstanding shares of Common Stock and shares of Common Stock issuable upon exercise of their Warrants. The shares of Common Stock underlying the Initial Warrants and Override Warrants were registered for resale in June 2008. Sales of a substantial number of these shares of Common Stock, or the perception that such sales may occur, could cause our share price to fall. We may also sell additional shares of Common Stock or securities exchangeable into Common Stock to raise capital or issue Common Stock or securities exchangeable into Common Stock in connection with amendments to our Financing Transaction agreements or otherwise. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of the Common Stock. The issuance and sales of substantial amounts of Common Stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our Common Stock.

•	Some of our stockholders will continue to exert significant influence over us and their interests may conflict with the interests of our other stockholders.

If the Escrow Release Conditions are satisfied and the Additional Warrants issued and to be issued to the investors in the Financing Transaction and to our reverse repurchase agreement counterparties are all exercised, our largest shareholders will be MatlinPatterson, which will own approximately 30% of our outstanding Common Stock, assuming 100% participation in the Exchange Offer and Consent Solicitation. If the Escrow Release Conditions are not satisfied, MatlinPatterson will still be our largest single shareholder and will own approximately 16.7% of our outstanding Common Stock (assuming all Warrants issued and to be issued by us to the investors and our reverse repurchase agreement counterparties are exercised). In addition, as part of the Financing Transaction, MatlinPatterson was given the right to designate up to three directors depending on its level of stock ownership, and the other new investors were given rights to designate two directors. MatlinPatterson has currently exercised such rights for two directors, David J. Matlin and Mark R. Patterson, who were elected by the Board on April 22, 2008 to fill vacancies on the Board resulting from the resignation of two of our former Class II directors. Messrs. Matlin and Patterson were elected to the Board of Directors for three year terms at the 2008 Annual Meeting. MatlinPatterson retains the right to designate a third director at any time during which it meets the relevant stock ownership requirement. As a result, MatlinPatterson and the other investors will be able to exert significant influence over all matters presented to the Board or shareholders for approval.

Effective July 14, 2008, Stuart C. Sherman, a Class III director, resigned from the Board and effective July 17, 2008 Thomas F. Cooley was elected by the Board to fill the resulting vacancy. Mr. Cooley will serve as a Class III director for a term ending at the annual meeting of shareholders to be held in 2009. Mr. Cooley was also appointed to the Audit Committee of the Board. Mr. Cooley was recommended to the Nominating/Corporate Governance Committee by one of the investors in the Financing Transaction other than MatlinPatterson and represents one of the two directors that such other investors may designate. The interests of the investors in the Financing Transaction may not coincide with the interests of the other holders of our Common Stock with respect to our operations or strategy. To the extent that conflicts of interest may arise, the MatlinPatterson and the other investors and their respective affiliates may resolve those conflicts in a manner adverse to us or to you. Accordingly, this concentration of ownership may harm the market price of the Common Stock by delaying, deferring, preventing or discouraging a change in control or a merger, consolidation, takeover or other business combination involving us.

Some of our significant shareholders may have significant investments in mortgage companies other than us. MatlinPatterson and the other investors may in the future invest in other entities that compete with us. In addition, our directors affiliated with MatlinPatterson and the other investors may also serve as directors of other mortgage companies. These individuals may have conflicting fiduciary obligations to our shareholders and the shareholders of other companies for which they serve as directors or in a similar capacity.

Pursuant to the TMAC Participation Agreement, MP TMAC LLC, an affiliate of MatlinPatterson, agreed to acquire a 75% participation in certain fees and other compensation paid to the Manager by us under the Management Agreement. MP TMAC LLC (or any other participant in the TMAC Participation Agreement) and its affiliates will exert significant control over the Manager so long as they collectively hold 30% of the TMAC Participation Agreement. See Note 12 to the Consolidated Financial Statements. As of August 19, 2008, we are in preliminary negotiations to restructure the TMAC Participation Agreement, however we have not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

•	Some of our directors, officers and shareholders have ownership interests in the Manager, which may create conflicts of interest.

The Manager is entitled to receive performance-based compensation based on our annualized return on equity. Undue emphasis placed on maximization of our short-term return on equity at the expense of other criteria could result in increased risk to our long-term return on equity. Under the terms of the Override Agreement, this compensation can be accrued but cannot be paid during the term of the Override Agreement.

MP TMAC LLC, an affiliate of MatlinPatterson, or any other participant in the TMAC Participation Agreement, will exert significant control over the Manager, which may lead to conflicts of interest. See also Risks Related to Us and Our Business—“Some of our stockholders will continue to exert significant influence over us and their interests may conflict with the interests of our other stockholders.”

As of August 19, 2008, we are in preliminary negotiations to restructure the TMAC Participation Agreement, however we have not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

•	Our Common Stock may be delisted from the New York Stock Exchange.

Our Common Stock is currently listed on the New York Stock Exchange (the “NYSE”). We must satisfy certain minimum listing maintenance requirements to maintain such listing, including maintaining a minimum bid price of $1.00 per share for the Common Stock.

On May 29, 2008, we received a letter from the New York Stock Exchange (the “NYSE”), stating that the we are not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock has been less than $1.00 for 30 consecutive trading days. To cure this deficiency, our Common Stock must regain a $1.00 share price and a $1.00 average share price over 30 consecutive trading days within six months from the receipt of the notice. If we have not cured the deficiency within the time frame required by the NYSE, our Common Stock will be subject to suspension and delisting procedures. We intend to cure this deficiency by implementing a reverse stock split.

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

•	Certain provisions of our articles of incorporation and bylaws and Maryland law may prevent a change of control of us that would result in a premium paid to our stockholders.

Our articles of incorporation and bylaws, and the Maryland General Corporation Law contain provisions that could delay, defer, or prevent a transaction or a change of control of us that might involve a premium price for holders of our capital stock or otherwise be in their best interests by increasing the associated costs and time necessary to make an acquisition, making the process for acquiring a sufficient number of shares of our capital stock to effectuate or accomplish such a change of control longer and more costly. Furthermore, our articles of incorporation prohibits any person or persons acting as a group from owning, directly or indirectly, a number of shares of our capital stock aggregating in excess of 9.8% of the outstanding shares of our capital stock, absent a waiver approved by our Board.

In addition, investors may refrain from attempting to cause a change in control because of the difficulty associated with such a venture because of these limitations.

•	Interest rate changes and other factors may significantly impact our book value.

Increases in interest rates may result in a decline in the fair value of our ARM Assets that may not be fully offset by the value of our hedging instruments. A decrease in the fair value of our ARM securities may result in a significant reduction of our book value due to the accounting standards that we are required to follow.

The fair value of the Hedging Instruments we use to manage our interest rate risk may decline during periods of declining interest rates and may not be fully offset by increases in the value of our ARM Assets, materially and adversely affecting our book value because of the accounting standards that we are required to follow.

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

A further decline in the market value of our ARM Assets or other assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize further unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair market value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

•

We leverage our long term capital, which consists of equity and unsecured debt, with borrowed money to fund the purchase of additional ARM Assets. A significant contributor to our earnings is the interest spread between the yield on our ARM Assets and the cost of our borrowings.

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

All of the risks highlighted herein could be magnified because we use borrowed funds to acquire additional ARM Assets for our portfolio. We have a policy to operate with an Adjusted Equity-to-Assets Ratio of at least 8%. At June 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 22.98%. If we fall below this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

Future increases in the amount by which the collateral value is required to contractually exceed the repurchase agreement loan amount, decreases in the market value of our assets, increases in interest rate volatility and changes in the availability of adequate financing could cause us to be unable to achieve the degree of leverage we believe to be optimal. Our ability to borrow and our cost of borrowing could be further adversely affected by deterioration in the quality or fair value of our ARM Assets or by the general availability of credit in the mortgage finance market.

We borrow funds in the Reverse Repurchase Agreement market and through whole loan financing facilities, based on the fair value of our ARM Assets less a margin amount. If the fair value of our ARM Assets declines, our lenders’ opinion about the fair value of our ARM Assets changes or our margin requirements increase, we could be subject to margin calls that would require us to either pledge additional ARM Assets as collateral or reduce our borrowings. If we did not have sufficient unpledged assets or liquidity to meet these requirements, we may need to sell assets again under adverse market conditions or at losses to satisfy our lenders. Alternatively, lenders may terminate their lending agreements and sell the pledged assets without our knowledge should we default under any of these lending agreements. Additionally, in the event of our bankruptcy, our borrowings under repurchase agreements may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

The interest rate adjustment or repricing characteristics of our ARM Assets and borrowings may not be perfectly matched. Our borrowings are tied primarily to the LIBOR interest rates, while our assets may be indexed either to LIBOR or to various other interest rate indices. In general, the interest rates on our borrowings adjust more frequently than the interest rates on our ARM Assets. If the interest rates on our borrowings increase relative to the interest rate on our assets, our earnings or book value could be adversely affected to the extent of the difference. Rising interest rates could adversely affect our operations and dividends if the interest payments that we must make on our borrowings rise faster than the interest income we earn on our ARM Assets. Declining interest rates could adversely affect our operations and dividends if the interest income we receive on our ARM Assets declines more quickly than the interest payments that we must make on our borrowings.

If we are unable to re-finance our Reverse Repurchase Agreements and whole loan financing facilities, on favorable terms or at all, our liquidity and capital resources could be materially and adversely affected. Furthermore, the Override Agreement limits us from entering into any new transactions under existing, or entering into any new, Reverse Repurchase Agreements, secured lending agreements or auction swap agreements or delivering additional collateral thereunder.

Some of our ARM Assets have caps that limit the amount that the interest rate can change for a given change in an underlying index. Our borrowings do not have similar limitations. If the interest rate change on our ARM Assets is limited while the interest rates on our borrowings increase, our portfolio margins and operations may be adversely affected.

•	Our hedging strategy may expose us to risks.

We employ various hedging and funding strategies to minimize the adverse impact that changing interest rates might have on our operations, but our strategies may prove to be less effective in practice than we anticipate, or our ability to use such strategies may be limited due to our need to comply with federal income tax requirements that are necessary to preserve our REIT status.

During periods of economic or interest rate uncertainty, the value of our hedging instruments may not move in the opposite direction as the value of our mortgage assets, counteracting potential negative consequences. Because we must collateralize the market value change in our mortgage assets and our hedging instruments, if these values do not offset each other, we could experience further negative pressure on liquidity and cash flow.

We enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates. If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

•	Our mortgage assets may be prepaid at any time at the borrower’s option.

Mortgage prepayment rates typically rise during falling interest rate environments. If our mortgages are prepaid, the prepayment proceeds may be invested in lower yielding assets, thus reducing our income from operations.

Mortgage prepayment rates typically fall during rising interest rate environments. If our mortgages are not prepaid, we would have less cash flow to use to purchase new mortgage assets in a higher interest rate environment, potentially adversely affecting operations.

We purchase and originate ARM Assets at prices greater than par. In accordance with GAAP, we amortize the premiums over the expected life of the ARM Asset. If the mortgage loans securing our ARM Assets prepay at a rapid rate, we will have to expense the unamortized premiums at the time of prepayment which may adversely affect our profitability. To the extent that we have purchased such assets, our yields, spreads and operations could be adversely affected if mortgage prepayment rates are greater than anticipated at the time of acquisition or if the index upon which the floating rate period interest rate is calculated declines because we would have to amortize the premiums at a faster rate.

•	Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

In connection with our loan sales to third parties and our securitizations, we transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee or purchaser will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we may have recourse to our customers for any such breaches, our customers may not have the ability to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempt to limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

In the ordinary course of our business, we may be subject to claims made against us by borrowers, purchasers of our loans, and trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

•	Our mortgage loan originations are dependent on external factors.

We utilize third-party providers who specialize in the underwriting, processing, servicing, closing and warehousing of mortgage loans. We are dependent upon the availability and quality of the performance of such providers. Such providers may not successfully perform the services for which we engage them.

As a mortgage lender, we are subject to changes in consumer and real estate-related laws and regulations that could subject us to lawsuits or adversely affect our profitability or ability to remain competitive.

We must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend and at the federal level. We are subject to examination by federal, state and local authorities, and if it is determined that we are not in compliance with the applicable requirements, we may be fined, our license to lend may be suspended or revoked and/or we may be required to change the way we conduct our business.

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

During the second quarter of 2008, we originated fewer loans than in prior periods due to our limited liquidity. We do not know whether these originations will increase in the future.

•	Our REIT qualification creates certain risks.

The requirements to qualify as a REIT for U.S. federal income tax purposes are complex and technical, and we may not be able to qualify for reasons beyond our control. A failure to qualify as a REIT could subject our earnings to taxation at regular corporate rates, thereby reducing the amount of money available for distributions to our shareholders and for payment of principal and interest on our borrowings.

The REIT tax rules require that we distribute at least 90% of our earnings as dividends, leaving us limited ability to maintain our future dividend payments if our earnings decline.

Because we must distribute at least 90% of our earnings to shareholders in the form of dividends, we have a limited amount of capital available to internally fund our growth.

Additionally, because we cannot retain significant earnings to grow, we must issue additional shares of stock or borrow funds to grow, which could result in the dilution of our outstanding stock and an accompanying decrease in its market price.

Changes in tax laws related to REIT qualifications or taxation of dividends could adversely affect us.

If we are compelled to liquidate our investment securities, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

Risks Related to Government Regulation

•	Violation of various federal, state and local laws may result in losses on our loans.

Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans;

•

the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;

•	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;

•

the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information;

•	the Real Estate Settlement Procedures Act, which requires that consumers receive disclosures at various times and outlaws kickbacks that increase the cost of settlement services;

•	the Home Mortgage Disclosure Act, which requires the reporting of public loan data;

•	the Telephone Consumer Protection Act and the Can Spam Act, which regulate commercial solicitations via telephone, fax, and the Internet;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations may cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us. Similarly, it is possible borrowers may assert that the loan forms we use or acquire, including forms for “interest-only” and “option-ARM” loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms fail to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

•	New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, in December 2007 the Federal Reserve proposed amendments to Regulation Z, which would (1) prohibit lenders from paying mortgage brokers “yield spread premiums” that exceed the amount the consumer had agreed in advance the broker would receive; (2) prohibit certain servicing practices, such as failing to credit a payment to a consumer’s account when the servicer receives it, failing to provide a payoff statement within a reasonable period of time, and “pyramiding” late fees; (3) prohibit a creditor or broker from coercing or encouraging an appraiser to misrepresent the value of a home; prohibit seven misleading or deceptive advertising practices for closed-end loans; for example, using the term “fixed” to describe a rate that is not truly fixed and (4) require that all applicable rates or payments be disclosed in advertisements with equal prominence as advertised introductory or “teaser” rates. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. For example, the Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

Some states and local governments and the federal government have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of Home Ownership and Equity Protection Act, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional purchasers of our loans, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

Furthermore, various federal and state laws impose significant privacy or customer information security obligations which may subject us to additional costs and legal risks and we cannot assure you that we will not be subject to lawsuits or compliance actions under such requirements. Similarly, various state and federal laws have been enacted to restrict unsolicited advertising using telephones, facsimile machines and electronic means of transmission. These laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance or by subjecting us to lawsuits or compliance actions.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. Federal and state regulatory agencies might also determine in the future that certain of our business practices not presently proscribed by any law and not the subject of previous enforcement actions are unfair or deceptive to consumers. If this happens, it could impact the activities in which we may engage, how we carry out those activities, and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for past business practices.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission (the “FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice, various state attorney generals, and other state officials have sought to hold certain mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

•	Our operations may be adversely affected if we are subject to the Investment Company Act.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. If we were to become regulated as an investment company, our use of leverage would be substantially reduced and we would not be able to operate as we currently do. Our business will be materially and adversely affected if we fail to qualify for this exemption.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D or E Preferred Stock on April 15, 2008 and the Company has not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. Therefore, the Company had unpaid cumulative unpaid dividends which were not yet declared as of June 30, 2008. Cumulative unpaid dividends on Preferred Stock totaled $41.3 million at June 30, 2008. However, at the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative, eliminate all accrued but unpaid dividends and eliminate substantially all voting rights of the preferred stockholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company is seeking such consents in connection with the Exchange Offer and Consent Solicitation.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our Annual Meeting of Shareholders was held on June 12, 2008.

(b) Not applicable.

(c) Our shareholders voted to elect the following three Class II directors, each to serve for a three-year term and until his successor is duly elected and qualifies:

NOMINEE	FOR	WITHHELD
David J. Matlin	383,113,860	35,147,818
Francis I. Mullin, III	388,769,587	29,492,090
Mark R. Patterson	383,137,820	35,123,858

Our shareholders voted as follows to approve an amendment to our charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares, as more fully described in the enclosed proxy statement:

FOR 333,674,131	AGAINST 17,115,255	ABSTAIN 1,478,955

Our shareholders voted as follows to approve an amendment to our charter to modify the terms of each of our existing series of Preferred Stock, as more fully described in the enclosed proxy statement:

FOR 333,952,989	AGAINST 16,532,817	ABSTAIN 1,782,533

The foregoing matters are described in detail in the Company’s proxy statement dated April 29, 2008 for the 2008 annual meeting. No other matters were voted on at the 2008 annual meeting.

(d) Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: August 25, 2008	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 25, 2008	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

3.1.1	Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1995)

3.1.2	Articles of Amendment to Articles of Incorporation dated April 26, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2000)

3.1.3	Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002)

3.1.4	Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

3.1.5	Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K)

3.1.6	Articles Supplementary for Series D Adjusting Rate Cumulative Redeemable Preferred Stock dated November 17, 2006 (incorporated herein by reference to Exhibit 3.1.8 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

3.1.7	Articles Supplementary for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock dated June 18, 2007 (incorporated herein by reference to Exhibit 3.1.9 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A)

3.1.8	Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated September 4, 2007 (incorporated herein by reference to Exhibit 3.1.10 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A)

3.1.9	Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated January 15, 2008 (incorporated herein by reference to Exhibit 3.1.11 filed on January 16, 2008 with the registrant’s current report on Form 8-K)

3.1.10	Articles Supplementary Relating to the Reclassification dated March 28, 2008 (incorporated herein by reference to Exhibit 3.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

3.1.11	Articles of Amendment to Articles of Incorporation, dated June 13, 2008 (incorporated herein by reference to Exhibit 3.1 filed on June 13, 2008 with the registrant’s current report on Form 8-K).

3.2	Amended and Restated Bylaws dated April 22, 2008 (incorporated herein by reference to Exhibit 3.2 filed with the registrant’s current report on Form 8-K on April 28, 2008)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.3 filed on March 28, 2001 with the registrant’s annual report on Form 10-K for the year ended December 31, 2000)

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

4.14	Form of Senior Subordinated Secured Note (included in Exhibit 4.13)

4.15

Amendment to Shareholder Rights Agreement dated as of April 1, 2008 between Thornburg Mortgage, Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1

Amendment No. 1 to Amended and Restated Management Agreement dated as of March 31, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1.1

Amendment No. 2 to Amended and Restated Management Agreement dated as of April 22, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 28, 2008 with the registrant’s current report on Form 8-K)

10.2

Override Agreement dated as of March 17, 2008 by and among Thornburg Mortgage, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on March 19, 2008 with the registrant’s current report on Form 8-K)

10.3

Amendment No. 1 to Override Agreement dated as of March 27, 2008 by and among Thornburg Mortgage Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.4

Security Agreement relating to Override Agreement dated as of April 1, 2008 among Thornburg Mortgage, Inc., each other Lien Grantor Party thereto, each Counterparty thereto and Credit Suisse Securities (USA) LLC as Collateral Agent (incorporated herein by reference to Exhibit 10.2 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.5

Purchase Agreement dated as of March 31, 2008 by and among Thornburg Mortgage, Inc. and the Subscriber signatories thereto (incorporated herein by reference to Exhibit 10.3 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.6

Form of Amendment No. 1 to Purchase Agreement and Consent of Majority Participants dated June 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.7

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

10.9	Form of Warrant (included in Exhibit 10.7)

10.10

Principal Participation Agreement dated as of March 31, 2008 among Thornburg Mortgage, Inc. and the Participants signatories thereto (incorporated herein by reference to Exhibit 10.6 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.11	Warrant Agreement dated as of April 1, 2008 among Thornburg Mortgage, Inc. and the Warrant Holders signatories thereto.*

10.12	Form of Warrant (included in Exhibit 10.11)*

10.13	Form of Amendment No. 1 to Principal Participation Agreement dated June 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.14	Form of Amendment No. 1 to Escrow Agreement dated June 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.15	Consent of Majority Participants dated April 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.16	Consent of Majority Participants dated July 10, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 10, 2008).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Quarterly Report on Form 10-Q.

“Additional Warrants” means the warrants, issuable in connection with the Financing Transaction, upon satisfaction of the Escrow Release Conditions, to the holders of the interest in the terminated Principal Participation Agreement and the investors that contributed escrowed funds to purchase that number of shares of Common Stock which, when added to the shares of Common Stock issuable upon the exercise of the Initial Warrants and Escrow Warrants previously issued to investors, will constitute 90% of the shares of Common Stock (or approximately 2.5 billion shares of Common Stock) outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company and will constitute 87.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation. The Additional Warrants will expire on March 31, 2015, and are exercisable at a price of $0.01 per share.

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

“ARM Assets” means all of our ARM Loans and Purchased ARM Assets comprised of Traditional ARM Assets and Hybrid ARM Assets.

“ARM Loans” means Securitized ARM Loans, ARM Loans Collateralizing Debt and ARM loans held for sale or securitization.

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

“Escrow Release Conditions” means (1) shareholder approval of an increase in the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008, (2) completion of a successful Exchange Offer and Consent Solicitation for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to at least 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by September 30, 2008, and (3) issuance of Additional Warrants to the investors under the Principal Participation Agreement and to the investors that contributed the approximately $188.6 million of funds currently held in escrow by September 30, 2008. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock.

At the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock non-cumulative and eliminate all accrued but unpaid dividends, and eliminate substantially all voting rights of the preferred stockholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company is seeking such consents in connection with the Exchange Offer and Consent Solicitation which was commenced on July 23, 2008.

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

“Exchange Offer and Consent Solicitation” means the tender offer that the Financing Transaction requires the Company use its best efforts to successfully complete by September 30, 2008, or as may be extended. On July 23, 2008, the Company commenced the Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock at a price of $5.00 per $25.00 of liquidation value, plus, additional authorized shares of Common Stock equal to an aggregate of 5% of Common Stock outstanding on a fully diluted basis (or 3.5 shares of Common Stock per share of Preferred Stock and approximately 155 million shares of Common Stock in the aggregate).

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

“MatlinPatterson” means MP TMA LLC, MP TMA (Cayman) LLC and their affiliates, the lead investors in the Financing Transaction.

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

“MP TMAC LLC” means an entity formed by and affiliated with MatlinPatterson for purposes of their investment in the Manager.

“MSRs” means mortgage servicing rights.

“MTA” means the Monthly Treasury Average. This index is the 12 month average of the monthly average yields of U.S. Treasury securities adjusted to a constant maturity of one year.

“Net Effective Duration” means the Effective Duration of assets minus the Effective Duration of borrowings and Hedging Instruments.

“Non-Guarantor Subsidiaries” means the directly or indirectly wholly-owned subsidiaries of the Parent that have not guaranteed the obligations of the Parent to pay principal and interest under the Senior Notes and the Senior Subordinated Notes.

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

“PPA” means Principal Participation Agreement.

“PPA and Additional Warrant Liability” means a liability recorded in connection with the Financing Transaction which represents (1) the liability for the subsequent issuance of the Additional Warrants to the participants in the Principal Participation Agreement and the investors contributing escrowed funds upon the satisfaction of the Escrow Release Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Escrow Release Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried at its fair value on the Consolidated Balance Sheets and marked to fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability fair value changes in the Consolidated Income Statements.

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