Form 10-Q
period 2008-09-30
THORNBURG MORTGAGE INC
filed 2008-11-13
CIK 892535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Common Stock ($.01 par value) 47,530,243 as of November 7, 2008

INDEX

In this quarterly report, we refer to Thornburg Mortgage, Inc. and its subsidiaries as “we,” “us,” or “the Company,” unless we specifically state otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in this quarterly report and financial statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
ARM Assets:
Purchased ARM Assets:
ARM securities, net	$3,596,872	$10,046,818
Purchased Securitized Loans, net	393,434	647,225

Purchased ARM Assets	3,990,306	10,694,043

ARM Loans:
Securitized ARM Loans, net	824,852	2,557,961
ARM Loans Collateralizing Debt, net	20,433,846	21,383,177
ARM loans held for sale or securitization, net	157,120	549,359

ARM Loans	21,415,818	24,490,497

ARM Assets	25,406,124	35,184,540
Cash and cash equivalents	16,699	149,109
Restricted cash and cash equivalents	354,600	538,505
Liquidity Reserve Fund	113,457	—
Hedging Instruments	6,139	17,523
Accrued interest receivable	120,812	190,484
Other assets	267,491	192,200

Total assets	$26,285,322	$36,272,361

LIABILITIES
Reverse Repurchase Agreements	$4,638,927	$11,547,354
Asset-backed CP	—	400,000
Collateralized Mortgage Debt	20,362,739	21,246,086
Whole loan financing facilities	72,777	453,500
Senior Notes	305,000	305,000
Senior Subordinated Secured Notes	406,964	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	423,355	—
Hedging Instruments	11,557	123,936
Accrued interest payable	62,379	90,260
Dividends payable	—	47,330
Accrued expenses and other liabilities	84,959	59,161

	26,608,657	34,512,627

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: par value $0.01 per share	1,001,589	832,485
Common Stock: par value $0.01 per share; 3,955,985,785 and 458,585,500 shares authorized, respectively; 38,736,393 and 13,993,600 shares issued and outstanding, respectively	387	140
Warrants	7,805	—
Additional paid-in-capital	3,329,734	2,897,462
Accumulated other comprehensive loss	(97,160)	(172,432)
Accumulated deficit	(4,565,690)	(1,797,921)

	(323,335)	1,759,734

Total liabilities and shareholders’ equity (deficit)	$26,285,322	$36,272,361

See Notes to Condensed Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income from ARM Assets and cash equivalents	$498,639	$621,980	$1,541,013	$2,103,554
Interest expense on borrowed funds	(418,570)	(585,829)	(1,365,682)	(1,874,460)

Net interest income	80,069	36,151	175,331	229,094

Servicing income, net	1,792	4,125	7,555	12,289
Mortgage services income, net	1,091	575	1,820	1,294
Gain (Loss) on ARM Assets, net	(662,904)	(1,099,246)	(3,178,574)	(1,097,090)
Gain (Loss) on Derivatives, net	(12,669)	(25,271)	(45,885)	(16,995)
Gain (Loss) on extinguishment of debt	—	—	23,035	—
PPA and Additional Warrant Liability fair value changes	160,192	—	144,490	—
Senior Subordinated Secured Notes fair value changes	594,553	—	162,409	—

Net noninterest income (loss)	82,055	(1,119,817)	(2,885,150)	(1,100,502)

Reversal of (provision for) loan losses	—	(2,628)	7,057	(4,860)
Management fee	(6,000)	(6,183)	(18,000)	(19,770)
Performance fee	—	—	—	(17,742)
Long-term incentive awards	(320)	15,490	10,496	9,303
Other operating expenses	(16,047)	(9,192)	(44,824)	(23,306)

Income (loss) before provision for (benefit from) income taxes	139,757	(1,086,179)	(2,755,090)	(927,783)
Provision for (benefit from) income taxes	290	(12,000)	1,014	(12,000)

NET INCOME (LOSS)	$140,047	$(1,098,179)	$(2,754,076)	$(939,783)

Net income (loss)	$140,047	$(1,098,179)	$(2,754,076)	$(939,783)
Dividends declared on Preferred Stock	—	(10,238)	(13,693)	(20,392)

Net income (loss) available to common shareholders	$140,047	$(1,108,417)	$(2,767,769)	$(960,175)

Basic earnings (loss) per common share	$2.74	$(89.41)	$(85.71)	$(80.65)

Diluted earnings (loss) per common share	$1.23	$(89.41)	$(85.71)	$(80.65)

Dividends declared per common share	$—	$—	$—	$13.60

See Notes to Condensed Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$140,047	$(1,098,179)	$(2,754,076)	$(939,783)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	(113,391)	(657,777)	69,501	(894,944)
Reclassification adjustment for net gains (losses) included in income	—	1,099,246	(194)	1,097,090

Net change in unrealized gains (losses) on securities	(113,391)	441,469	69,307	202,146

Unrealized gains (losses) on Hedging Instruments:
Net unrealized gains (losses) arising during the period	(6,571)	(330,402)	(161,329)	(30,878)
Reclassification adjustment for net gains (losses) included in income	72,779	(64,790)	167,294	(201,271)

Net change in unrealized gains (losses) on Hedging Instruments	66,208	(395,192)	5,965	(232,149)

Other comprehensive income (loss)	(47,183)	46,277	75,272	(30,003)

Total comprehensive income (loss)	$92,864	$(1,051,902)	$(2,678,804)	$(969,786)

See Notes to Condensed Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share data)

	Preferred Stock	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2006	$224,968	$114	$—	$2,478,195	$(312,048)	$(14,157)	$2,377,072
Comprehensive income (loss):
Net income (loss)						(939,783)	(939,783)

Other comprehensive income (loss):

Available-for-sale assets:
Fair value adjustment					202,146		202,146
Hedging Instruments:
Fair value adjustment					(232,149)		(232,149)
Issuance of Common Stock		14		302,101			302,115
Issuance of Preferred Stock	633,664						633,664
Dividends declared on Preferred Stock
Series C - $1.50 per share						(9,282)	(9,282)
Series D - $1.48 per share						(5,928)	(5,928)
Series E - $0.53 per share						(1,623)	(1,623)
Series F - $0.16 per share						(3,559)	(3,559)
Dividends declared on Common Stock - $13.60 per share						(162,650)	(162,650)

Balance, September 30, 2007	$858,632	$128	$—	$2,780,296	$(342,051)	$(1,136,982)	$2,160,023

Balance, December 31, 2007	$832,485	$140	$—	$2,897,462	$(172,432)	$(1,797,921)	$1,759,734
Comprehensive income (loss):
Net income (loss)						(2,754,076)	(2,754,076)

Other comprehensive income (loss):

Available-for-sale assets:
Fair value adjustment					69,307		69,307
Hedging Instruments:
Fair value adjustment					5,965		5,965
Issuance of Common Stock		32		324,418			324,450
Issuance of Preferred Stock	169,104						169,104
Issuance of Warrants			77,804				77,804
Exercise of Warrants		215	(69,999)	71,395			1,611
Capital contribution				36,459			36,459
Dividends declared on Preferred Stock						(13,693)	(13,693)

Balance, September 30, 2008	$1,001,589	$387	$7,805	$3,329,734	$(97,160)	$(4,565,690)	$(323,335)

See Notes to Condensed Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income (loss)	$140,047	$(1,098,179)	$(2,754,076)	$(939,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization/accretion of premiums/discounts, net	(24,438)	14,053	(38,942)	19,744
Gains (loss) on ARM Assets, net	662,904	1,099,246	3,178,574	1,097,090
Gains (loss) on Derivatives, net	12,669	25,271	45,885	16,995
Provision for (Reversal of) loan losses	—	2,628	(7,057)	4,860
PPA and Additional Warrant Liability fair value changes	(160,192)	—	(144,490)	—
Senior Subordinated Secured Notes fair value changes	(594,553)	—	(162,409)	—
Gain (loss) on extinguishment of debt	—	—	(23,035)	—
Noncash interest income	(5,155)	(14,856)	(23,375)	(51,164)
Change in assets and liabilities:
Accrued interest receivable	11,084	166,771	68,126	133,382
Other assets	(7,673)	(55,967)	(112,034)	(34,052)
Accrued interest payable	25,420	(94,234)	75,325	(79,795)
Accrued expenses and other liabilities	(9,751)	3,810	19,796	(7,046)

Net cash provided by (used in) operating activities	50,362	48,543	122,288	160,231

Investing activities:
ARM securities:
Purchases	—	(1,062,225)	(750,412)	(9,300,878)
Proceeds on sales	—	15,696,126	2,445,368	17,349,369
Principal payments	156,098	901,051	833,479	3,223,031
Purchased securitized loans:
Proceeds on sales	—	5,144,909	72,612	5,144,909
Principal payments	26,080	182,832	68,183	783,004
Securitized ARM loans:
Purchases	—	—	(470,097)	—
Principal payments	34,875	146,383	347,833	268,847
ARM loans collateralizing debt:
Principal payments	859,092	728,201	3,253,711	2,662,885
ARM loans held for sale or securitization:
Purchases and originations	—	(1,278,746)	(792,295)	(4,850,789)
Proceeds on sales	98,062	—	98,062	—
Principal payments	7,341	38,163	23,955	105,853

Net cash provided by (used in) investing activities	1,181,548	20,496,694	5,130,399	15,386,231

Financing activities:
Net paydowns on Reverse Repurchase Agreements	(762,338)	(14,213,920)	(5,473,059)	(10,191,821)
Net paydowns of asset-backed CP	—	(7,201,965)	(100,000)	(7,906,300)
Collateralized Mortgage Debt borrowings	—	2,673,624	2,869,081	5,340,953
Collateralized Mortgage Debt paydowns	(846,261)	(786,833)	(3,466,681)	(2,902,803)
Net paydowns on whole loan financing facilities	(139,239)	(1,030,434)	(380,723)	(277,772)
Net decrease (increase) in restricted cash and Liquidity Reserve Fund	633,693	(289,263)	56,223	(125,696)
Net proceeds from Financing Transaction	—	—	1,086,458	—
Issuance costs	(115,908)	—	(164,863)	—
Proceeds from Common Stock issued, net	91	66,778	319,280	302,115
Proceeds from Preferred Stock issued, net	—	533,211	169,104	633,664
Dividends paid	—	(89,191)	(61,022)	(254,538)
Payments to purchase or terminate Hedging Instruments, net	—	(1,028)	(240,505)	(415)
Other	—	688	1,610	2,429

Net cash provided by (used in) financing activities	(1,229,962)	(20,338,333)	(5,385,097)	(15,380,184)

Net increase (decrease) in cash and cash equivalents	1,948	206,904	(132,410)	166,278
Cash and cash equivalents at beginning of period	14,751	14,533	149,109	55,159

Cash and cash equivalents at end of period	$16,699	$221,437	$16,699	$221,437

See noncash disclosures in Note 4, Note 7 and Note 9.

See Notes to Condensed Consolidated Financial Statements.

THORNBURG MORTGAGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In these financial statements, Thornburg Mortgage, Inc. and its subsidiaries are referred to as “the Company,” unless specifically stated otherwise or the context indicates otherwise. Capitalized terms not otherwise defined in the Condensed Consolidated Financial Statements below shall have the definitive meanings assigned to them in the Glossary at the end of this report.

Note 1. Liquidity and Going Concern Uncertainty

The Company has been significantly and negatively impacted by the events and conditions impacting the broader mortgage loan market. The broader mortgage loan market, including prime mortgage-backed securities and prime mortgage loans, has been adversely affected by weakening house prices, increasing rates of delinquencies and defaults on mortgage loans, and rating agency downgrades of mortgage-backed securities which in turn have led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. These events have adversely affected the Company mostly from a liquidity and financing perspective as opposed to a credit performance perspective.

The accompanying Condensed Consolidated Financial Statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s available liquidity and the continued availability of financing for its ARM Assets.

As of March 6, 2008, the Company did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, the Company had received notices of events of default from five different Reverse Repurchase Agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which were subsequently cured). On March 17, 2008, the Company entered into a 364-day Override Agreement with five of its remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. As discussed in Note 2, additional liquidity issues exist due to ambiguities that arose with regard to the interpretations of the Override Agreement related to margin calls on downgraded securities and other matters. Pursuant to the Override Agreement, the Company was required to raise $1 billion in new capital.

The Company completed a Financing Transaction through the private placement of an aggregate of up to $1.35 billion in principal amount of Senior Subordinated Secured Notes, Initial Warrants, Escrow Warrants and Additional Warrants and participations in a Principal Participation Agreement on March 31, 2008. (See Note 2 for further discussion of this transaction.) Of the $1.35 billion amount, $200.0 million was deposited in escrow, of which approximately $11.4 million was released on June 30, 2008, and because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the escrow was terminated in accordance with its terms and, as a result, the approximately $188.6 million remaining in escrow was released to the escrow subscribers. The decrease in the rate of interest payable on the Senior Subordinated Secured Notes, as discussed in Note 2, and the termination of the Principal Participation Agreement are dependent upon the following events (the “Additional Financing Conditions”):

(1)	Shareholder approval of a charter amendment to increase the number of authorized shares of capital stock from 500 million to 4 billion shares (which was obtained on June 12, 2008),

(2)

Completion of a successful Exchange Offer and Consent Solicitation for at least 66 2 /3% of the outstanding shares of each series of Preferred Stock (which is equivalent to 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by December 31, 2008. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of the Company’s voting stock (which was obtained on June 12, 2008) and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock. The Company commenced the Exchange Offer and Consent Solicitation on July 23, 2008 (see Note 16 – Subsequent Events), and

(3)	Issuance of Additional Warrants to the investors by December 31, 2008.

If the Company satisfies these three conditions by December 31, 2008, then it can terminate the Principal Participation Agreement by issuing to each Participant its prescribed share of the Additional Warrants. If the Company does not satisfy these conditions by December 31, 2008, the PPA remains in effect. See discussion of the terms of the PPA in Note 2.

The Company believes that the satisfaction of the Additional Financing Conditions is vital for the Company to resume normalized business operations. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of the Company’s ARM Assets continue to raise substantial doubt about the Company’s ability to continue as a going concern for the foreseeable future.

Note 2. Override Agreement and Financing Transaction

Override Agreement

On March 17, 2008, the Company entered into an Override Agreement with five of its six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to the Company. The counterparties to the Override Agreement are not obligated to return to the Company any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the Company’s obligations to the counterparties under the Reverse Repurchase Agreements.

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

(9)	the Company’s termination of its Reverse Repurchase Agreements with its one remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner, and

(10)	the Company’s reducing its obligations under the Reverse Repurchase Agreements with one of the counterparties to the Override Agreement to a specified level.

The Company believes it was in compliance with these covenants of the Override Agreement as of the filing date.

The counterparties may terminate the Override Agreement if the Company voluntarily or involuntarily becomes a debtor in a bankruptcy proceeding, there is a Change In Control or it breaches certain of its covenants under the Override Agreement. When the Override Agreement terminates on March 16, 2009, or earlier as described above, the counterparties will again have the right to exercise all of their other rights under the Reverse Repurchase Agreements, including repayment, and Forward Auction Agreements.

As a condition to the Override Agreement, the Company agreed to terminate its Reverse Repurchase Agreements with its one remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. As of May 16, 2008, all of the $471.1 million Reverse Repurchase Agreements with that counterparty had been terminated through the sale of assets and financing of the remaining assets with a counterparty to the Override Agreement, resulting in a net gain of $13.0 million.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by the Company and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, the Company and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to the Company under both the Override Agreement and the whole loan financing facility. On August 21, 2008, and in consideration of ongoing negotiations with the Override Agreement counterparties continuing in good faith, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which was less than the amount owing based on downgrades under the counterparties’ interpretation of the Override Agreement. As of September 30, 2008, the Company had identified additional downgrades in its portfolio with a current face of $631.0 million and a carrying value of $352.2 million which would have resulted in an additional margin call of $56.7 million under the Company’s interpretation. Since September 30, 2008, and up to November 3, 2008, the Company has received additional downgrades on mortgage-backed securities held in its portfolio and financed under the Override Agreement. Those downgrades had a current face of $510.3 million and a carrying value of $345.1 million and could result in additional margin calls under the Company’s interpretation of the Override Agreement of $138.6 million. In total, the Company believes an additional $195.3 million in margin calls could result from downgrades subsequent to August 21, 2008. The Company has not paid any amounts on these potential additional margin calls to the counterparties to the Override Agreement.

There can be no assurance that active negotiations with the counterparties to the Override Agreement will continue or that an agreement will be reached. And, if the Company is unable reach a final agreement on these interpretative issues, the counterparties to the Override Agreement may attempt to terminate the Override Agreement prior to March 16, 2009, in which case certain of our obligations under our Reverse Repurchase Agreements, securities lending and Forward Auction Agreements will become immediately due and payable, which would have a material adverse effect on the Company as the Company does not have the wherewithal to pay any shortfalls resulting from the liquidation or sale of the underlying collateral.

Financing Transaction

Senior Subordinated Secured Notes

On March 31, 2008, the Company raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Secured Notes, Initial Warrants, Escrow Warrants and Additional Warrants and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. The Company received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account. Because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the escrow was terminated in accordance with its terms and, as a result, the approximately $188.6 million which was then held in escrow was released to the escrow subscribers.

The Senior Subordinated Secured Notes had an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Additional Financing Conditions. The Senior Subordinated Secured Notes mature on March 31, 2015 and are not subject to either optional redemption by the Company or mandatory redemption by the note holders except that, the holders of the Senior Subordinated Secured Notes have the right to require the Company to repurchase the Senior Subordinated Secured Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Secured Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Secured Notes on a senior subordinated basis.

Due to the Company’s cash constraints and the unresolved issues relating to the Override Agreement, the Company requested and received the consent of approximately 98.6% of the holders of the outstanding Senior Subordinated Secured Notes to pay the September 30, 2008 interest payment due on the Senior Subordinated Secured Notes in the form of additional Senior Subordinated Secured Notes in lieu of a cash payment (the “PIK Consent”). As a result, $102.0 million principal amount of Senior Subordinated Secured Notes (the “PIK Notes”) was issued to such holders.

In addition, as consideration for the PIK Consent, consenting holders received a consent fee, at their election, of either (i) 6.5217 shares of Common Stock in respect of each $1,000 principal amount of the Senior Subordinated Secured Notes (the “Consent Shares”) or (ii) additional Senior Subordinated Secured Notes with an aggregate principal amount equal to the market value of the total number of Consent Shares on the date of issuance to which such holders otherwise would have been entitled (the “Consent Notes”). Approximately 60% of the consenting holders elected to receive Consent Notes in the aggregate principal amount of $13.5 million, and approximately 40% of the consenting holders elected to receive 2,954,422 Consent Shares in the aggregate. The Consent Shares, recorded as additional paid-in capital at September 30, 2008, and Consent Notes, recorded as a liability at September 30, 2008, were issued as of October 1, 2008.

Warrants

The purchasers of the Senior Subordinated Secured Notes received Initial Warrants on March 31, 2008. Additionally, the Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Additional Financing Conditions or September 30, 2008. Because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the Escrow Warrants were released pro rata to the investors in the Financing Transaction according to their aggregate principal amount of the Senior Subordinated Secured Notes. The Initial Warrants and the Escrow Warrants, in the aggregate, are exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis as of April 11, 2008.

Exchange Offer and Consent Solicitation

On July 23, 2008, the Company commenced the Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock. On October 1, 2008, the Company amended the Exchange Offer and Consent Solicitation to (i) extend the expiration of the Exchange Offer and Consent Solicitation, (ii) eliminate the $5.00 in cash consideration previously offered for each share of preferred stock and (iii) change the number of shares of Common Stock of the Company offered for each share of Preferred Stock to three shares (after giving effect to the Reverse Split), or up to 132,042,645 shares of Common Stock in the aggregate assuming 100% participation in the Exchange Offer and Consent Solicitation. On September 30, 2008, the Company received the consent of a majority of the participants in the Principal Participation Agreement to permit the amended Exchange Offer and Consent Solicitation to satisfy the Additional Financing Conditions and to extend the deadline by which the Company must successfully complete the Exchange Offer and Consent Solicitation in order to satisfy the Additional Financing Conditions to December 31, 2008. On October 31, 2008, the Company further extended the expiration of the Exchange Offer and Consent Solicitation until 5:00 p.m., New York City time, on November 19, 2008.

The Exchange Offer and Consent Solicitation will satisfy the Additional Financing Conditions if the Company purchases at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to the Company’s charter to modify the terms of each series of Preferred Stock, including the elimination of dividends on Preferred Stock. Pursuant to the terms of the Financing Transaction, the Company must use its best efforts to successfully complete the Exchange Offer and Consent Solicitation but is under no legal obligation to successfully complete the Exchange Offer and Consent Solicitation. As of November 3, 2008, the Company had received tenders for 71.0% of the outstanding shares of its Series C Preferred Stock, 73.3% of the outstanding shares of its Series D Preferred Stock, 75.1% of the outstanding shares of its Series E Preferred Stock, 66.2% of the outstanding shares of its Series F Preferred Stock, and approximately 68.2% of the aggregate outstanding shares of Preferred Stock. The shares of Preferred Stock tendered as of November 3, 2008 remain subject to withdrawal until acceptance by the Company of such shares of Preferred Stock for exchange (all in accordance with the terms of the Exchange Offer and Consent Solicitation).

Principal Participation Agreement

The Company and the investors in the Senior Subordinated Secured Notes have also entered into the Principal Participation Agreement whereby the investors will receive monthly payments in the amount of the principal payments received on the Company’s portfolio of mortgage-backed securities underlying the Override Agreement after deducting principal payments due under the financing agreements that relate to such assets. Investors will be entitled to receive these payments beginning upon the expiration of the Override Agreement on March 16, 2009 and continuing through March 31, 2015. On March 31, 2015, the investors will receive the fair market value of the assets covered by the Principal Participation Agreement after deducting the then outstanding balances of the financings that relate to such assets. The Principal Participation Agreement will terminate upon satisfaction of the Additional Financing Conditions.

On March 31, 2008, the Manager and certain shareholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, acquired a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 7,811,379 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Additional Financing Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation Agreement on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction of $1.35 billion. The Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

Accounting for the Override Agreement and the Financing Transaction

Override Agreement and Override Warrants

The Company determined that the terms of the Override Agreement do not require it to be accounted for as a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants issued by the Company to counterparties of the Override Agreement are part of the consideration paid to the Override Agreement counterparties. Therefore the fair value of the Override Warrants of $25.1 million at March 31, 2008 was recorded in Shareholders’ Deficit on the Condensed Consolidated Balance Sheets. Of that amount, $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, was deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Condensed Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, was recorded as an asset in Other Assets on the Condensed Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties is amortized over the term of the Override Agreement on a straight-line basis. The Company incurred $472,000 for third-party costs associated with the Override Agreement.

During the term of the Override Agreement, each of the counterparties collects all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. In addition, all amounts held or paid to the counterparties for margin calls or cash collateral have been applied to the outstanding obligations under the Reverse Repurchase Agreements payable to the respective counterparties.

Option to acquire 7,811,379 shares of Common Stock from MP TMAC LLC

The fair value of this option of $36.5 million at March 31, 2008 was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Condensed Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Condensed Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Condensed Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. The Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

Financing Transaction

The initial $1.15 billion in Financing Transaction proceeds was allocated to the Senior Subordinated Secured Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and the PPA and Additional Warrant Liability based on the relative fair values of these elements. As of March 31, 2008, $494.4 million was initially allocated to the Senior Subordinated Secured Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit, net of $3.0 million in issuance costs. The Company recorded an asset of $592,500 on March 31, 2008 related to the commitment of the investors to lend up to the amount of the escrowed funds in exchange for additional Senior Subordinated Secured Notes to be issued by the Company if the Additional Financing Conditions occurred. Because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the escrow was terminated in accordance with its terms and, as a result, the approximately $188.6 million which was then held in escrow was released to the escrow subscribers and the asset related to the commitment was written off.

PPA and Additional Warrant Liability

As a derivative, the PPA and Additional Warrant Liability is required to be marked to fair value at the end of each period. At March 31, 2008, the adjustment to the PPA and Additional Warrant Liability after the initial allocation referenced above was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements. The Company elected the fair value option in accounting for the Senior Subordinated Secured Notes because it believes that it more accurately reflects the economic substance of the transaction at inception and on an ongoing basis. With the passage of time, a cost-based measure would become irrelevant in assessing the Company’s financial performance. The Company believes the fair value option provides users of the financial statements with more relevant and understandable information to better assess the Company’s financing costs and opportunities. At March 31, 2008, the $428.6 million difference between the initial allocation and the fair value of the Senior Subordinated Secured Notes of $923.0 million was recorded as a Senior Subordinated Secured Notes fair value change in the Condensed Consolidated Income Statements. The amortization of the difference between the face amount of the initial Senior Subordinated Secured Notes of $1.15 billion and the March 31, 2008 fair value of $923.0 million is classified as interest expense, along with the accrual of the coupon interest, and is amortized over the term of the Senior Subordinated Secured Notes.

Fair Value of Financing Transaction Elements:

(in thousands)	Initial Fair Value	Relative Fair Value	Reported March 31, 2008	Reported June 30, 2008	Fair Value of PIK and Consent Notes	Change	Reported September 30, 2008
Senior Subordinated Secured Notes Payable	$923,021	$494,439	$923,021	$899,537	$37,166	$(529,739)	$406,964
PPA and Additional Warrant Liability	1,121,021	600,502	1,121,021	584,139	—	(160,784)	423,355
Initial and Escrow Warrants Liability	103,892	55,652	52,681	7,805	—	—	7,805
Commitment Fee Asset	593	593	593	593	—	(593)	—

The difference between the fair value of the Senior Subordinated Secured Notes of $923.0 million at March 31, 2008 and the fair value of $407.0 million at September 30, 2008 was recorded as Senior Subordinated Secured Notes fair value changes in the Condensed Consolidated Income Statements. The difference between the fair value of the PPA and Additional Warrant Liability of $1.1 billion at March 31, 2008 and the fair value of $423.4 million at September 30, 2008 was recorded as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements.

Note 3. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. The interim financial information should be read in conjunction with Thornburg Mortgage, Inc.’s 2007 Annual Report on Form 10-K/A and Form 8-K filed July 30, 2008.

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

Reverse Stock Split

On September 26, 2008, the Company effected a 1-for-10 Reverse Split of the Common Stock. As a result of the Reverse Split, every 10 shares of (old) Common Stock, par value $0.01 per share, which were outstanding as of September 26, 2008, the effective date, were combined into one share of (new) Common Stock, par value of $0.01 per share. All historical numbers relating to shares of Common Stock have been adjusted to reflect the 1-for-10 Reverse Split.

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

Other accounting changes and other accounting developments

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008. On January 1, 2008, the Company did not elect to measure any of its assets or liabilities at fair value that were not previously carried at fair value. In connection with the Financing Transaction, the Company elected to measure the Senior Subordinated Secured Notes at fair value in accordance with SFAS 159.

In April 2007, the FASB issued FASB Staff Position FASB Interpretation No. 39-1, “Amendment of FASB Staff Position FASB Interpretation No. 39.” FASB Interpretation No. 39-1 amends certain paragraphs of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts—an interpretation of Accounting Research Bulletin Opinion No. 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company has not elected to offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation No. 39-1 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial statements.

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

Liquidity Reserve Fund

The Liquidity Reserve Fund was established pursuant to the Override Agreement which requires the Company to establish and maintain a securities account with a market value of $350.0 million in order to provide additional collateral to protect against further deterioration of mortgage-backed securities prices. The Liquidity Reserve Fund can also be used to meet haircut changes on downgraded securities or, at the Company’s discretion, in margin requirements as a result of credit rating changes. Amounts applied to meet these haircut or margin requirements continue to be counted as part of the $350.0 million Liquidity Reserve Fund. A portion of the Liquidity Reserve Fund equal to 5% of the principal balance of Reverse Repurchase Agreements subject to the Override Agreement (the Liquidity Maintenance Amount) must be invested in cash, treasuries or agency pass-through securities and up to $200.0 million in market value of mortgage-backed securities issued in connection with the Company’s securitizations, provided that the market value of such securities that are rated below Investment Grade shall not exceed one-third of the Liquidity Maintenance Amount. If the Company fails to maintain the Liquidity Reserve Fund in accordance with the terms of the Override Agreement, the Override Agreement may be terminated. At September 30, 2008, $239.7 million of the Liquidity Reserve Fund has been paid to the Override Agreement counterparties, with $113.5 million, including $3.2 million of unrestricted interest received, remaining in cash and cash equivalents. Upon termination of the Override Agreement, the Company will use any remaining proceeds in the Liquidity Reserve Fund to cover any market price or haircut deficiencies that exist at that time. After that, the Company will no longer be required to maintain the Liquidity Reserve Fund.

ARM Assets

The Company’s ARM Assets are comprised of Purchased ARM Assets and ARM Loans. All of the Company’s ARM Assets are either Traditional ARMs or Hybrid ARMs.

Purchased ARM Assets are composed mainly of ARM securities and Purchased Securitized Loans acquired from third parties. The Company has designated all of its Purchased ARM Assets as available-for-sale. Therefore, they are reported at fair value, with unrealized gains reported in OCI as a separate component of shareholders’ (deficit) equity. Any unrealized loss deemed to be other-than-temporary is recorded as a realized loss in the Condensed Consolidated Income Statements. Realized gains or losses on the sale of Purchased ARM Assets are recorded in the Condensed Consolidated Income Statements at the time of sale and are determined by the difference between net sale proceeds and the amortized cost, including any previously recognized other-than-temporary impairment, of the securities. At September 30, 2008, all unrealized losses on Purchased ARM Assets are considered other-than-temporary impairments.

Purchased Securitized Loans are third-party loan securitizations in which the Company initially purchased all principal classes of the securitizations, including the subordinated classes. In August 2007 and March 2008, the Company sold the majority of the AAA-rated principal classes and no longer holds all principal classes originally purchased, yet maintains the credit risk indicative of holding all of the classes up to the value of the Company’s securities. One of the Company’s objectives in its acquisition of Purchased Securitized Loans was to obtain assets that were Qualifying Interests for purposes of maintaining the Company’s exemption from the Investment Company Act. Due to the sale of certain principal classes in 2007 and 2008, none of the Company’s Purchased Securitized Loans at September 30, 2008 are Qualifying Interests. However, all of the Company’s ARM Loans are Qualifying Interests and enable the Company to maintain its exemption from the Investment Company Act.

ARM Loans Collateralizing Debt are designated as held-for-investment as the Company has the intent and ability to hold them for the foreseeable future or until maturity. ARM Loans classified as held-for-investment are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs, unamortized deferred loan origination fees, and allowance for loan losses in excess of other-than-temporary impairment losses recognized on the related Securitized ARM Loans. Securitized ARM Loans would absorb credit losses before the related ARM Loans Collateralizing Debt. At September 30, 2008, Securitized ARM Loans and ARM loans held for sale or securitization were classified as held for sale because the Company may not have the ability to hold them until maturity. ARM Loans classified as held for sale are carried at the lower of cost or fair value. Changes in fair value are recognized as valuation allowance adjustments; however, gains are only recognized to the extent the carrying value does not exceed the cost basis. ARM Loans are accounted for as loans in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities,” as amended.

Securitized ARM Loans are loans originated or acquired by the Company, securitized by the Company into sequentially rated classes and financed with Reverse Repurchase Agreements. ARM Loans Collateralizing Debt are loans originated or acquired by the Company and securitized by the Company into sequentially rated classes. In general, the Company retains all classes of the securitized loans and finances the AAA classes by selling those interests to AAA investors and it finances the remaining classes using Reverse Repurchase Agreements. The entire transaction is accounted for as a financing, not a sale of assets. The principal balance associated with the AAA portion of the classes is recorded as loans in ARM Loans Collateralizing Debt and the remaining classes are recorded in Securitized ARM Loans.

In accordance with SFAS 140, loan securitizations resulting in Securitized ARM Loans and ARM Loans Collateralizing Debt are accounted for as secured borrowings under paragraphs 9(a)-9(c) of SFAS 140 because (1) the Company has the unilateral ability to cause the return of transferred assets and, therefore, has maintained effective control over the transferred assets and (2) the transactions are completed through special purpose entities that do not meet the requirements of SFAS 140 to be considered qualified special purpose entities.

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

MSRs

Effective January 1, 2006 with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets,” the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or fair value. Prior to January 1, 2006, MSRs were capitalized upon the securitization of ARM Loans as required by GAAP by allocating a portion of the cost basis of the securitized loans to the estimated value of the servicing asset related to the loans retained by the Company as collateral in securitizations. MSRs are included in Other assets on the Condensed Consolidated Balance Sheets. The servicing revenue, net of servicing costs, MSR amortization and impairment charges, is recorded as Servicing income, net, in the Condensed Consolidated Income Statements.

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

Credit risk and reserve for loan losses

As described in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company may not have the ability to hold its Securitized ARM Loans and ARM loans held for sale or securitization to maturity. Accordingly, the Company has recognized the unrealized losses in its Securitized ARM Loans and ARM loans held for sale or securitization portfolio. Therefore, the fair values of such loans presented in the Condensed Consolidated Balance Sheets reflect all expected credit losses.

In order to analyze the Company’s expected credit losses in relation to its recognized unrealized losses, the Company performs an analysis of its delinquent loans. The estimated credit losses are based on a variety of factors including, but not limited to, current economic conditions, the potential for natural disasters, loan portfolio composition, delinquency trends, credit losses to date on underlying loans and remaining credit protection. The Company would record an allowance for loan losses if the expected credit losses exceed the amount of losses previously recorded through other-than-temporary impairment or lower of cost or fair value adjustments. Additionally, once a loan is 90 days or more delinquent, or a borrower declares bankruptcy, the Company adjusts the value of its accrued interest receivable to what it believes to be collectible and stops accruing interest on that loan.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Fair value is based on valuation techniques applied at the date of acquisition, less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the nonaccretable discount or lower-of-cost or fair value adjustment. Any subsequent write downs to fair value less cost to sell are charged to the nonaccretable discount or lower-of-cost or fair value adjustment in the period of the decline in value. Any increase in fair value less cost to sell is recognized as an impairment reduction. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

The Company’s Purchased Securitized Loans include credit loss classes of third-party ARM loan securitizations. When the Company acquired the classes that were below Investment Grade, the purchase price of those securities generally included a discount for probable credit losses. This discount was recorded as part of the purchase price of that security. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a nonaccretable discount which reflects the estimated unrealized loss on the securities due to credit risk. If management ultimately concludes that the nonaccretable discount will not represent realized losses, the balance is accreted into the Condensed Consolidated Income Statements over the remaining life of the security through the effective yield method. In the event that management concludes that losses may exceed the nonaccretable discount, the Company revises its estimate of probable losses and the change in the estimate of losses is recorded as a loss on ARM Assets in the Condensed Consolidated Income Statements, to the extent the estimate of losses exceeds the other-than-temporary fair value impairment.

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

Valuation methods

The Company holds Purchased ARM Assets, Hedging Instruments, the PPA and Additional Warrant Liability and the Senior Subordinated Secured Notes at fair value and Securitized ARM Loans, ARM loans held for sale or securitization and MSRs at the lower of cost or fair value. In total, approximately 19% and 37% of assets, and 3% and 5% of liabilities, were accounted for at fair value or the lower of cost or fair value as of September 30, 2008 and December 31, 2007, respectively.

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

Items valued using such valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Beginning in the second half of 2007, the liquidity crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used in the valuation models. When or if the liquidity returns to these markets, there may be more observable inputs to use in the valuations.

At September 30, 2008, the fair values (Level 3) for the Company’s Purchased ARM Assets and Securitized ARM Loans were determined pursuant to the following methodologies (dollar amounts in thousands):

	Number	Fair Value	% of Fair Value to Total ARM Assets
Market Price Equivalent	557	$2,611,397	10.3%
Similar characteristics to a security with a Market Price Equivalent	71	828,195	3.3%
Recent market transactions for similar securities	243	1,375,566	5.4%

Total	871	$4,815,158	19.0%

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

Purchase commitments for originated and purchased loans that will be held for sale or securitization generally qualify as derivatives under SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are recorded at fair value. The fair value of the net unrealized gain or loss on purchase commitments is calculated using the same methodologies that are used to price the Company’s originated ARM Loans, adjusted for anticipated fallout for purchase commitments that will likely not be funded. The Company’s net unrealized gain (loss) on purchase commitments is recorded as a component of ARM loans held for sale or securitization, net on the Condensed Consolidated Balance Sheets with the respective changes in fair value recorded in Gain (Loss) on Derivatives, net in the Condensed Consolidated Income Statements.

The fair value of the PPA and Additional Warrant Liability was determined by probability weighting the mutually exclusive outcomes of the Principal Participation Agreement and the Additional Warrants for the likelihood of the satisfaction of the Additional Financing Conditions. The fair value of the Principal Participation Agreement is based on the discounted cash flows that are estimated to be paid to the Participants from the principal collected from the assets financed through July 31, 2009. The fair value of the Additional Warrants was derived from the Black-Scholes option pricing model using the Common Stock price, a strike price of $0.01, and the historical volatility of the Company’s Common Stock.

Due to the absence of current market observable trades, the fair value of the Senior Subordinated Secured Notes at September 30, 2008 is based on the net present value of the discounted cash flows available to Senior Subordinated Secured Note holders. Those cash flows were calculated for two alternative scenarios assuming either the successful or unsuccessful completion of the Exchange Offer and Consent Solicitation. The alternative scenarios were further weighted by the probability of the respective scenario’s occurrence. To determine an appropriate discount rate to use, the Company started with the observable discount rate implied in actual trades of its Senior Notes and added a subordinated debt risk premium commensurate with the market subordinated debt risk premiums for comparable companies.

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

PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded the PPA and Additional Warrant Liability representing (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement and investors contributing to the escrowed funds upon the satisfaction of the Additional Financing Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Additional Financing Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. As of November 3, 2008, the Company had received tenders for 71.0% of the outstanding shares of its Series C Preferred Stock, 73.3% of the outstanding shares of its Series D Preferred Stock, 75.1% of the outstanding shares of its Series E Preferred Stock, 66.2% of the outstanding shares of its Series F Preferred Stock, and approximately 68.2% of the aggregate outstanding shares of Preferred Stock. The shares of Preferred Stock tendered as of November 3, 2008 remain subject to withdrawal prior to acceptance by the Company of such Preferred Stock for exchange (all in accordance with the terms of the Exchange Offer and Consent Solicitation). The November 3, 2008 probability has not been considered in the value of the PPA and Additional Warrant Liability reported in the accompanying Condensed Consolidated Balance Sheets. The PPA and Additional Warrant Liability is carried at fair value on the Condensed Consolidated Balance Sheets and is recorded at fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements.

Hedging Instruments

All of the Company’s Hedging Instruments are carried at fair value as an asset, if the fair value is positive, or as a liability, if the fair value is negative. For those Hedging Instruments the Company has designated as cash flow hedges, the effective amount of change in the fair value of the Derivative is recorded in OCI and transferred to the Condensed Consolidated Income Statements as the hedged item affects the Condensed Consolidated Income Statements. The ineffective amount of all Hedging Instruments is recognized in the Condensed Consolidated Income Statements each period. Generally, a hedging strategy is effective under SFAS 133 if it achieves offsetting cash flows attributable to the risk being hedged and meets certain predetermined statistical thresholds pursuant to SFAS 133. If the hedging strategy is not successful in achieving offsetting cash flows or meeting the statistical thresholds, it is ineffective and will not qualify for hedge accounting.

As the Company enters into hedging transactions, it formally documents the desired relationship between the Hedging Instruments and the hedged items. The Company has also documented its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at the inception of a hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. If it is determined that a hedge has been highly effective, but will not be prospectively, the Company discontinues hedge accounting prospectively, at which time the changes in fair value are recognized into the Condensed Consolidated Income Statements.

Hybrid ARM Hedging Instruments

The Company may enter into Hybrid ARM Hedging Instruments in order to manage its interest rate exposure when financing its Hybrid ARM Assets. Although the Company generally borrows money based on short-term interest rates, its Hybrid ARM

Assets have an initial fixed interest rate period of three to ten years. As a result, the Company’s existing and forecasted borrowings reprice to a new rate on a more frequent basis than do the Hybrid ARM Assets. Consequently, the Company may use Hybrid ARM Hedging Instruments to fix, or cap, the interest rate on its borrowings during the expected fixed interest rate period of the Hybrid ARM Assets to attempt to manage the interest rate risk by funding the ARM Assets with a combination of short-term borrowings and Hedging Instruments with a combined Effective Duration of less than one year. Pursuant to the terms of the Override Agreement, the Company may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the Company’s Hedging Instruments prices and prices on its mortgage-backed securities, the Company has temporarily suspended its Net Effective Duration policy of less than one year.

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

The Company entered into Cap Agreements in connection with some of its Collateralized Mortgage Debt securitizations by incurring a one-time fee or premium. Pursuant to the terms of the respective Cap Agreements, the Company will receive cash payments if the interest rate index specified in any such Cap Agreement increases above contractually specified levels. Therefore, such Cap Agreements have the effect of capping the interest rate on a portion of the Company’s borrowings so as not to exceed the level specified by the Cap Agreement. The purchase price of these Cap Agreements is expensed over the life of the Cap Agreements and the expense increases as the Cap Agreements approach maturity.

The Company generally designates its Hybrid ARM Hedging Instruments as cash flow hedges. All changes in the unrealized gains and losses on Hybrid ARM Hedging Instruments accounted for as cash flow hedges have been recorded in OCI and are reclassified to the Condensed Consolidated Income Statements as interest expense when each of the forecasted financing transactions occurs. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements or its debt obligations, will not occur by the end of the originally specified time period as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in OCI would be reclassified to the Condensed Consolidated Income Statements. The carrying value of these Hybrid ARM Hedging Instruments is included in Hedging Instruments on the Condensed Consolidated Balance Sheets.

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

In those circumstances where a cash flow hedge is terminated, the Company conducts an analysis to determine when the amount in OCI should be reclassified into the Condensed Consolidated Income Statements in accordance with SFAS 133. If the original forecasted transaction was determined to be probable not to occur, the net gain or loss in OCI is immediately reclassified into the Condensed Consolidated Income Statements. Otherwise, the net gain or loss remains in OCI and is reclassified into the Condensed Consolidated Income Statements in the same period or periods during which the hedged forecasted transaction affects the Condensed Consolidated Income Statements.

Pipeline Hedging Instruments

The Company entered into Pipeline Hedging Instruments to manage interest rate risk associated with commitments to purchase correspondent and bulk loans. The Company does not currently apply hedge accounting to its Pipeline Hedging Instruments and, therefore, the change in fair value and the realized gains or losses on these Pipeline Hedging Instruments are recorded in the Condensed Consolidated Income Statements. The net gain or loss related to Pipeline Hedging Instruments is reflected in Gain (Loss) on Derivatives, net, on the Condensed Consolidated Income Statements as an offset to the net gain or loss recorded for the change in fair value of the loan commitments.

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

Preferred Stock

In connection with the Financing Transaction, the Company has commenced the Exchange Offer and Consent Solicitation for all of its outstanding shares of Preferred Stock. (See Note 2. Override Agreement and Financing Transaction—Exchange Offer and Consent Solicitation).

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

Income taxes

The Company, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT. Accordingly, the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders in cash, common stock or a combination thereof as long as certain asset, income, stock ownership and distribution tests are met. The Company must distribute at least 85% of its ordinary taxable income and 95% of its capital gains by the end of each calendar year (or declare the distribution in October, November or December of the calendar year and pay it in January of the succeeding year) to not be subject to an excise tax on any portion of the Company’s income. For this purpose, any amounts the Company retains and pays tax on are considered distributed in the year they are earned. In addition, to maintain the Company’s status as a REIT it must declare dividends of at least 90% of its ordinary income by the time the Company files its tax return for such year, and pay such dividends in the twelve month period following the end of the taxable year and not later than the date of the first regular dividend payment after such declaration. As a REIT, the Company is subject to tax on the income it does not distribute. The rules allow several options for both timing and method of qualifying dividend payments over the course of years.

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

The common three year statute of limitation on additional tax assessments used for most federal and state income tax matters means the Company is no longer subject to assessment for years before 2004. The company has filed, and will continue to file, all required tax returns, and maintains compliance with the tax reporting requirements of each jurisdiction it is subject to, on a timely and accurate basis. At September 30, 2008, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. The Company does not have any amount accrued for interest and penalties.

In the third quarter of 2007, market conditions forced the Company to dispose of a significant portion of the Company’s portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. Also in the third quarter of 2007, the Company was compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain. The treatment of gains from the disposition or termination of such Swap Agreements for purposes of the 95% gross income test is not clear. However, based on the amount of gross income the Company recognized for 2007, even if gross income from the Swap Agreements is not qualifying for the 95% gross income test, the Company believes that it is in compliance with the 95% gross income test for the 2007 tax year.

In January 2008, the Company received an opinion concluding (i) the Company had qualified to be taxed as a REIT beginning with the taxable year ended December 31, 1993, through the taxable year ended December 31, 2007, and (ii) the Company’s organization and current and proposed method of operation will enable the Company to meet the requirement for qualification and taxation as a REIT in subsequent years. After this opinion was rendered the Company entered into the Financing Transaction in March 2008. As described below, if the Company fails to satisfy the Additional Financing Conditions, this failure may adversely affect the Company’s ability to continue to qualify as a REIT.

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

While certain tax aspects of the transaction are still under review, the Company determined, in the 3rd quarter of 2008, that it is likely that an ownership change, as defined under §382 of the Internal Revenue Code, had occurred. The ownership change is a result of the March 31, 2008 Financing Transaction. If it is so determined, the utilization of certain tax attributes, mainly net operating losses and capital losses, would be limited. Additional limitations apply if the Company loses its REIT status.

The income tax benefit for the nine months ended September 30, 2008 was $1,014,000, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $8.9 million and deferred taxable loss of $12.2 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. The provision for income taxes for the nine months ended September 30, 2007 was $12.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $37.0 million. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximated $289.0 million. Management has established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at September 30, 2008 as it is more likely than not that the deferred tax assets will not be realized.

As discussed in Note 1, the Company entered into the Financing Transaction on March 31, 2008. Terms of the Financing Transaction are dependent upon the Company’s ability to satisfy the Additional Financing Conditions. Characterization of the rights of the Company, on the one hand, and the participants, on the other hand, under the Principal Participation Agreement is not clear for federal income tax purposes. If the Additional Financing Conditions do not occur, then, under the terms of the Principal Participation Agreement, the Company’s rights to certain principal collections on assets owned by the Company that are subject to the Override Agreement would be viewed as having been transferred by the Company to the participants in the Principal Participation Agreement. The Company’s failure to satisfy the Additional Financing Conditions would adversely affect the Company’s ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of the Company’s REIT status.

If its nontaxable REIT status is terminated, the Company would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with the currently taxable subsidiaries of TMHS, TMHL and Adfitech. As a C-Corporation, the Company, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended September 30, 2008. If the Company elected to file a consolidated income tax return, the Company’s income tax provision would include the operations of TMHS, TMHL and Adfitech. The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is more likely than not that the tax benefits would not be realized. Although no provision is required currently, Management estimates that in the unlikely event the Company is required to be taxed as a C-Corporation in 2008 as a consequence of no longer qualifying as a REIT, there could potentially be an estimated $36 million net deferred tax expense provision as of September 30, 2008. We anticipate there would be no current payment required, as the net expense is driven by estimated deferred taxable income. This payment would only arise if the Company were to lose REIT status. This estimate could change significantly based on fourth quarter results. Also, as a C-Corporation, the Company would not be subject to the REIT distribution requirement or the related deductions from taxable income. As such, the Company would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement, which only allows for the payment of the 2008 required REIT dividend.

As discussed in Note 2, the Company suspended its dividend on Common Stock for the term of the Override Agreement. However, while not obligated to do so, the Company may declare a dividend in December 2008 for payment in January 2009 of up to 87% of its taxable income for 2008. Applicable tax rules permit distributions paid in 2009 to qualify towards satisfaction of the 2008 90% REIT distribution requirement. The Company has performed a projection of its 2008 taxable income and has determined that it is more likely than not that the Company will have the wherewithal to satisfy the 2008 REIT distribution requirement. In meeting this requirement, the Company is analyzing various distribution alternatives, including the ultimate timing of the distribution as well as non-cash alternatives.

The Company is in compliance with the annual 75% and 95% gross income test for its 2008 taxable year based on operations through September 30, 2008 and expects to maintain compliance through December 31, 2008. Management believes it is more likely than not that the Additional Financing Conditions will be satisfied and that the Principal Participation Agreement will be terminated. As a result of satisfying the Additional Financing Conditions and the Company’s annual asset, income, distribution and stock ownership tests, the Company believes that it is more likely than not that it will qualify to be taxed as a REIT for the year ending December 31, 2008.

Earnings (loss) per share

Basic EPS amounts are computed by dividing net income (loss) (adjusted for dividends on Preferred Stock) by the sum of the weighted average number of common shares outstanding and contingently issuable, the weighted average number of shares issued or issuable for the Initial Warrants and the Escrow Warrants and the weighted average number of shares granted and issued or issuable for 4,696,000 of the Override Warrants issued. GAAP requires the inclusion of these Warrants in the calculation of Basic EPS because they are issuable for little or no consideration. Diluted EPS amounts assume the conversion, exercise or issuance of all potential Common Stock instruments, unless the effect is to reduce a loss or increase the earnings per common share. During the nine months ended September 30, 2008, 3,162,500 and 30,326,715 potentially dilutive shares from Series E and Series F Preferred Stock, respectively, were not included in the computation of Diluted EPS because to do so would be anti-dilutive. Additional Warrants for approximately 252 million shares of Common Stock were not included in the computation of Basic EPS because the conditions of the contingency (satisfaction of the Additional Financing Conditions) had not been satisfied at September 30, 2008.

Following is information about the computation of the EPS data for the three-month periods ended September 30, 2008 and 2007 (in thousands except per share data):

	Income	Shares	EPS
Three Months Ended September 30, 2008
Net income	$140,047
Less Preferred Stock dividends	(26,039)

Basic EPS, income available to common shareholders	114,008	41,681	$2.74
Effect of dilutive securities:
Convertible Series E Preferred Stock	1,482	2,443
Convertible Series F Preferred Stock	19,325	65,927

Diluted EPS	$134,815	110,051	$1.23

Three Months Ended September 30, 2007
Net loss	$(1,098,179)
Preferred Stock dividends	(10,238)

Basic EPS and Diluted EPS, loss available to common shareholders	$(1,108,417)	12,397	$(89.41)

Nine Months Ended September 30, 2008
Net loss	$(2,754,076)
Less Preferred Stock dividends	(81,027)

Basic EPS and Diluted EPS, loss available to common shareholders	$(2,835,103)	33,079	$(85.71)

Nine Months Ended September 30, 2007
Net loss	$(939,783)
Preferred Stock dividends	(20,392)

Basic EPS and Diluted EPS, loss available to common shareholders	$(960,175)	11,905	$(80.65)

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

Note 4. ARM Assets

The following tables present the Company’s ARM Assets as of September 30, 2008 and December 31, 2007 (in thousands):

September 30, 2008	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for sale or securitization	Total
Principal balance outstanding	$5,305,325	$573,606	$1,456,154	$20,490,309	$192,015	$28,017,409
Net unamortized premium (discount)	(1,782,911)	(176,529)	—	(51,162)	(7,356)	(2,017,958)
Lower of cost or fair value adjustment	—	—	(386,912)	—	(27,161)	(414,073)
Nonaccretable discounts	—	(22,355)	(244,390)	(5,301)	—	(272,046)

Net unrealized loss on purchase loan commitments	—	—	—	—	(378)	(378)
Principal payments receivable	960	—	—	—	—	960

Amortized cost, net	3,523,374	374,722	824,852	20,433,846	157,120	25,313,914

Gross unrealized gains	73,498	18,712	997	11,406	—	104,613
Gross unrealized losses	—	—	—	(1,546,056)	—	(1,546,056)

Fair value	$3,596,872	$393,434	$825,849	$18,899,196	$157,120	$23,872,471

Carrying value	$3,596,872	$393,434	$824,852	$20,433,846	$157,120	$25,406,124

December 31, 2007	ARM securities	Purchased Securitized Loans	Securitized ARM Loans	ARM Loans Collateralizing Debt	ARM loans held for sale or securitization	Total
Principal balance outstanding	$10,337,148	$721,069	$2,804,405	$21,246,545	$543,934	$35,653,101
Net unamortized premium (discount)	(312,296)	(72,158)	—	147,058	5,922	(231,474)
Allowance for loan losses	—	—	—	(10,426)	(365)	(10,791)
Nonaccretable discounts	—	(21,726)	(247,812)	—	—	(269,538)

Net unrealized loss on purchase loan commitments	—	—	—	—	(132)	(132)
Principal payments receivable	18,952	151	1,368	—	—	20,471

Amortized cost, net	10,043,804	627,336	2,557,961	21,383,177	549,359	35,161,637

Gross unrealized gains	3,014	19,889	7,176	19,391	5,061	54,531
Gross unrealized losses	—	—	—	(182,096)	(283)	(182,379)

Fair value	$10,046,818	$647,225	$2,565,137	$21,220,472	$554,137	$35,033,789

Carrying value	$10,046,818	$647,225	$2,557,961	$21,383,177	$549,359	$35,184,540

The gain or loss on ARM Assets, net, for the three and nine months ended September 30, 2008 and September 30, 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain (loss) on sale of ARM Assets:
ARM securities	$—	$(727,580)	$(636,783)	$(725,424)
Purchased Securitized Loans	—	(329,641)	(1,124)	(329,641)
Securitized ARM Loans	—	(35,857)	(123,624)	(35,857)
ARM loans held for sale or securitization	(13,179)	—	(13,179)	—

	(13,179)	(1,093,078)	(774,710)	(1,090,922)

Other-than-temporary impairment and lower of cost or fair value charges:
ARM securities	(577,379)	—	(1,847,589)	—
Purchased Securitized Loans	(13,898)	(6,020)	(117,714)	(6,020)
Securitized ARM Loans	(64,627)	—	(413,805)	—
ARM loans held for sale or securitization	1,229	—	(27,161)	—
Gain (loss) on sale of REO	4,950	(148)	2,405	(148)

	(649,725)	(6,168)	(2,403,864)	(6,168)

Total	$(662,904)	$(1,099,246)	$(3,178,574)	$(1,097,090)

For the nine months ended September 30, 2008, the Company recorded a net loss of $637.9 million on the sale and liquidation of $4.9 billion of Purchased ARM Assets, of which $1.6 billion were liquidated in satisfaction of the Company’s indebtedness by several of the Company’s Reverse Repurchase Agreement counterparties. The Company permanently financed $1.8 billion of Securitized ARM Loans during the nine months ended September 30, 2008. The Securitized ARM Loans permanently financed had been classified as held for sale at December 31, 2007 and were reclassified to held for investment when they were permanently financed and recorded as ARM Loans Collateralizing Debt. Thus, the difference between the fair value when permanently financed and their recorded value resulted in a net loss of $123.6 million. The Company sold $111.2 million in ARM loans at a loss of $13.2 million during the third quarter of 2008. The Company realized a loss of $1.1 million on the sale of $23.6 billion of Purchased ARM Assets during the nine months ended September 30, 2007.

The Company recorded losses of $577.4 million and $13.9 million in other-than-temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively, for the quarter ended September 30, 2008. Other-than-temporary impairment charges on its ARM Securities and Purchased Securitized Loans totaled $1.8 billion and $117.7 million, respectively, for the nine months ended September 30, 2008. Losses of $413.8 million and $27.2 million were recognized for the nine months ended September 30, 2008 on the Company’s Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. The losses enumerated above totaling $2.4 billion are recorded in loss on ARM Assets, net, in the Condensed Consolidated Income Statements for the nine months ended September 30, 2008. The fair value prices of the ARM Assets used to calculate this loss reflect the prices at which the assets could have been sold on September 30, 2008 and are not meant to equal the Company’s expected credit losses on the ARM assets.

During the nine months ended September 30, 2008, the Company securitized $991.7 million of ARM loans into a Collateralized Mortgage Debt securitization. While TMHL transferred all of the ARM loans to a separate bankruptcy-remote legal entity, on a consolidated basis the Company did not account for this securitization as a sale, but instead as a permanent financing and, therefore, did not record any gain or loss in connection with the securitization. The Company retained $134.9 million of the resulting securities for its ARM Loan portfolio and financed $856.8 million with third-party investors, thereby providing long-term collateralized financing for these assets. As of September 30, 2008 and December 31, 2007, the Company held $20.4 billion and $21.4 billion, respectively, of ARM Loans Collateralizing Debt. As of September 30, 2008 and December 31, 2007, the Company held $824.9 million and $2.6 billion, respectively, of Securitized ARM Loans as a result of the Company’s securitization efforts. All discussions relating to securitizations in these financial statements and notes are on a consolidated basis and do not reflect the separate legal ownership of the loans by various bankruptcy-remote legal entities.

During the nine months ended September 30, 2008, the Company did not acquire any Purchased Securitized Loans. At September 30, 2008 and December 31, 2007, the Company’s Purchased Securitized Loans totaled $393.4 million and $647.2 million, respectively. Because the Company owns credit loss classes of these securitizations, the Company has credit exposure, up to the value of the Company’s securities, on the entire balance of underlying loans, which totaled $5.3 billion and $5.9 billion at September 30, 2008 and December 31, 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for expected credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a nonaccretable discount. As of September 30, 2008, 171 of the underlying loans of the Company’s Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $145.0 million. The Company recorded impairment charges to recognize management’s estimate of additional future losses due to credit risk inherent in its Purchased Securitized Loan portfolio of $4.2 million and $6.0 million during the nine months ended September 30, 2008 and 2007, respectively. Activity in nonaccretable discounts for the nine month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance at beginning of period	$21,726	$15,087
Recoveries	806	—
Increase for expected future losses	4,225	6,020
Realized losses	(4,402)	(128)

Balance at end of period	$22,355	$20,979

At September 30, 2008, substantially all of the Company’s available-for-sale securities had contractual maturities in excess of ten years.

At September 30, 2008, the Company recorded nonaccretable discounts on its Purchased Securitized Loans, Securitized ARM Loans, and ARM Loans Collateralizing Debt of $22.4 million, $244.4 million, and $5.3 million, respectively. The Company’s Securitized ARM Loans and ARM loans held for sale or securitization had fair value impairments below cost of $386.9 million and $27.2 million, respectively.

The Company has credit exposure on its ARM Loans. Nonaccrual loans totaling $239.2 million and $66.3 million were outstanding at September 30, 2008 and December 31, 2007, respectively. There were no loans that were 90 days or more past due, based on contractual terms, and still accruing interest at September 30, 2008 and December 31, 2007. The following tables summarize ARM Loan delinquency information as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

September 30, 2008

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	47	$41,897	0.19%		0.26%		0.16%
90 days or more	10	11,819	0.04		0.07		0.04
In bankruptcy and foreclosure	110	91,220	0.45		0.57		0.35

	167	144,936	0.68	(1)	0.90	(1)	0.55

Bulk Acquisitions
60 to 89 days	22	24,094	0.21		0.40		0.09
90 days or more	26	28,691	0.25		0.47		0.11
In bankruptcy and foreclosure	109	107,458	1.07		1.77		0.41

	157	160,243	1.53	(2)	2.64	(2)	0.61

	324	$305,179	0.96%		1.38%		1.16%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

December 31, 2007

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	12	$7,360	0.05%		0.04%		0.02%
90 days or more	6	3,469	0.02		0.02		0.01
In bankruptcy and foreclosure	26	17,411	0.10		0.10		0.05

	44	28,240	0.17	(1)	0.16	(1)	0.08

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
Bulk Acquisitions
60 to 89 days	14	16,829	0.12		0.25		0.05
90 days or more	11	8,261	0.10		0.12		0.02
In bankruptcy and foreclosure	45	37,165	0.41		0.55		0.10

	70	62,255	0.63	(2)	0.92	(2)	0.17

	114	$90,495	0.31%		0.37%		0.25%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of September 30, 2008, the Company owned $30.6 million of REO properties as a result of foreclosing on delinquent loans. The 61 REO properties had principal loan balances of $45.8 million and a valuation reserve of $15.2 million.

No allowance for loan losses has been recorded in 2008 as the lower of cost or fair value adjustment and other-than-temporary impairment losses totaling $631.3 million reflected in its Securitized ARM Loans include all probable credit losses inherent in the ARM Loan portfolio at September 30, 2008.

Activity in allowance for loan losses for the nine months ended September 30, 2007 is as follows (in thousands):

September 30, 2007
Balance at beginning of the period	$13,908
Provision for loan losses	4,860
Charge offs to REO	(1,686)
Realized losses	(51)
Reversal of allowance for loan losses	—

Balance at end of the period	$17,031

The Company originates fully amortizing loans with initial interest only payment terms for a period not to exceed ten years. Interest only loans represented 86.9% and 87.5% of ARM Loans at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the Company’s investment in Fixed Option ARMs and Traditional Pay Option ARMs comprised 4.1% of ARM Assets and accumulated deferred interest totaled $75.9 million. Loans with interest only features, Fixed Option ARMs and Traditional Pay Option ARMs have been identified as potentially having a concentration of credit risk as defined in SFAS 107, “Disclosures about Fair Value of Financial Instruments.” The Company believes that its pricing, underwriting, appraisal, and other processes are sufficient to manage potential credit risks.

In accordance with SFAS 156, no MSRs were capitalized in connection with the securitization of $991.7 million and $5.7 billion of ARM loans during the nine months ended September 30, 2008 and 2007, respectively, because the securitizations were accounted for as secured borrowings under SFAS 140. MSRs of $22.3 million, net of amortization of $3.9 million during the nine months ended September 30, 2008, are included in Other Assets on the Condensed Consolidated Balance Sheets at September 30, 2008. MSRs of $26.2 million, net of amortization of $5.9 million during 2007, are included in Other Assets on the Condensed Consolidated Balance Sheets at December 31, 2007. At September 30, 2008, the approximate fair value of the MSRs of $36.1 million equaled or exceeded their carrying basis in each risk stratum. The Company granted a security interest in the Company’s MSRs to the counterparties to the Override Agreement to secure the Company’s obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements.

The Company had no significant commitments to purchase or originate ARM loans at September 30, 2008.

Note 5. PPA and Additional Warrant Liability

In connection with the Financing Transaction described in Note 2 above, the Company initially recorded a PPA and Additional Warrant Liability of $600.5 million with $32.1 million of associated issuance costs. The allocated value of the PPA and Additional Warrant Liability was determined based on its relative fair value in allocating the financing proceeds to the Senior Subordinated Secured Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. At March 31, 2008, the PPA and Additional Warrant Liability was reported at the estimated fair value of $1.1 billion after a fair value charge of $552.6 billion. The PPA and Additional Warrant Liability represents (1) the liability for the subsequent issuance of Additional Warrants to the participants in the Principal Participation Agreement upon the satisfaction of the Additional Financing Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Additional Financing Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is recorded at fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements. The PPA and Additional Warrant Liability was $423.4 million at September 30, 2008, and the Company recorded an adjustment of $160.7 million for the change in its fair value in the third quarter as a decrease to the liability.

Note 6. Hedging Instruments

Hybrid ARM Hedging Instruments

As of September 30, 2008 and December 31, 2007, the Company was counterparty to Swap Agreements having aggregate notional balances of $516.2 million and $8.0 billion, respectively.

In response to the market dislocations in the first quarter of 2008, the Company terminated all of its Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. Upon termination, the Company paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with aggregate notional balances of $7.0 billion. At September 30, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $139.6 million. For these terminations, the reclassification of these amounts reflected in OCI to the Condensed Consolidated Income Statements will occur as the original hedged transactions that are still probable of occurring impact the Condensed Consolidated Income Statements. This reclassification totaled $82.3 million in the nine months ended September 30, 2008, and was recorded in interest expense on borrowed funds.

In the nine months ended September 30, 2008, the Company reclassified a net $27.4 million of OCI to the Condensed Consolidated Income Statements, recorded in Gain (loss) on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. The Company also reclassified $28.9 million of OCI to the Condensed Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring as the originally forecasted cash flows affected earnings in the current period.

As of September 30, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $179.6 million. In the twelve month period following September 30, 2008 based on the current level of interest rates, $176.0 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Condensed Consolidated Income Statements as interest expense on borrowed funds.

As of September 30, 2008, the remaining active Swap Agreements had a weighted average maturity of 1.9 years. In accordance with the Swap Agreements, the Company will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 3.21% and 4.76% at September 30, 2008 and December 31, 2007, respectively.

The net unrealized loss on active Swap Agreements at September 30, 2008 of $6.0 million included no Swap Agreements with gross unrealized gains and is included in Hedging Instruments on the Condensed Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. In the twelve month period following September 30, 2008 based on the current level of interest rates, $2.9 million of these net unrealized losses currently reflected in OCI are expected to be reclassified into the Condensed Consolidated Income Statements as interest expense.

As of September 30, 2008 and December 31, 2007, the Company’s Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional amounts of $467.7 million and $630.9 million, respectively. The Company has also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of these Cap Agreements at September 30, 2008 and December 31, 2007 was $538,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Condensed Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $3.8 million and $6.9 million as of September 30, 2008 and December 31, 2007, respectively, are included in OCI. In the twelve month period following September 30, 2008, $1.6 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these Cap Agreements. Under these Cap Agreements, the Company will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.47%. The Cap Agreements had an average maturity of 2.9 years as of September 30, 2008 and will expire between 2009 and 2013.

Interest expense on borrowed funds for the three and nine months ended September 30, 2008 includes net expense related to Hybrid ARM Hedging Instruments of $53.0 million and $119.3 million, respectively. Interest expense on borrowed funds for the same periods in 2007 includes net receipts on Hybrid ARM Hedging Instruments of $53.5 million and $195.4 million, respectively.

Pipeline Hedging Instruments

Purchase commitments for originated and purchased loans that will be held for sale or securitization generally qualify as Derivatives under SFAS 133 and SFAS 149 and are recorded at fair value. The Company may hedge these purchase commitments with Pipeline Hedging Instruments. The change in fair value of the Pipeline Hedging Instruments is included in Gain (loss) on Derivatives, net in the Condensed Consolidated Income Statements. There were no Pipeline Hedging Instruments at either September 30, 2008 or December 31, 2007.

Gain (Loss) on Derivatives

The Company recorded a net loss of $45.9 million on Derivatives during the nine months ended September 30, 2008. This loss consisted of a net loss of $18.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $27.4 million and a net loss of $160,000 on other Derivative transactions. The Company recorded a net loss of $17.0 million on Derivatives during the same period in 2007. This loss included a net loss of $12.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $3.3 million on Pipeline Hedging Instruments. The Company also recognized a net gain of $5.5 million on Swap Agreement terminations and a $13.8 million unrealized loss on Swap Agreements which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007.

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

In connection with the Override Agreement and the Financing Transaction, the Company has recorded a debt discount related to Reverse Repurchase Agreements totaling $24.5 million at September 30, 2008 which consists of $10.0 million, the value of Override Warrants issued to Reverse Repurchase Agreement counterparties and $14.5 million, the value of the option transferred by the Manager to Reverse Repurchase Agreement counterparties. The debt discount is being amortized over the term of the Override Agreement using the interest method.

As of September 30, 2008, the Company had a principal balance of $4.7 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At September 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.25% and a weighted average remaining maturity of 5.6 months. As of December 31, 2007, the Company had $11.5 billion of Reverse Repurchase Agreements outstanding with a weighted average borrowing rate of 5.22% and a weighted average remaining maturity of 8.6 months.

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to the Company. The counterparties to the Override Agreement are not obligated to return to the Company any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by the Company and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, the Company and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to the Company under both the Override Agreement and the whole loan financing facility. On August 21, 2008, and in consideration of ongoing negotiations with the Override Agreement counterparties continuing in good faith, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which was less than the amount owing based on downgrades under the counterparties’ interpretation of the Override Agreement. As of September 30, 2008, the Company had identified additional downgrades in its portfolio with a current face of $631.0 million and a carrying value of $352.2 million which would have resulted in an additional margin call of $56.7 million under the Company’s interpretation. Since September 30, 2008, and up to November 3, 2008, the Company has received additional downgrades on mortgage-backed securities held in its portfolio and financed under the Override Agreement. Those downgrades had a current face of $510.3 million and a carrying value of $345.1 million and could result in additional margin calls under the Company’s interpretation of the Override Agreement of $138.6 million. In total, the Company believes an additional $195.3 million in margin calls could result from downgrades subsequent to August 21, 2008. The Company has not paid any amounts on these potential additional margin calls to the counterparties to the Override Agreement.

There can be no assurance that active negotiations with the counterparties to the Override Agreement will continue or that an agreement will be reached. And, if the Company is unable reach a final agreement on these interpretative issues, the counterparties to the Override Agreement may attempt to terminate the Override Agreement prior to March 16, 2009, in which case certain of our obligations under our Reverse Repurchase Agreements, securities lending and Forward Auction Agreements will become immediately due and payable, which would have a material adverse effect on the Company as the Company does not have the wherewithal to pay any shortfalls resulting from the liquidation or sale of the underlying collateral.

Asset-backed CP

The Company, through TMCR, a bankruptcy-remote subsidiary of the Company, had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided the Company with an alternative way to finance its High Quality ARM Assets portfolio. The Company was not a guarantor of the payments on these notes, and there is no contractual recourse to the Company for the nonpayment of the notes or any insufficiency after liquidation. The Asset-backed CP program was terminated on April 15, 2008. On April 14, 2008, TMCR did not make payment on the final maturity date of $300.0 million of notes due under TMCR’s Asset-backed CP program. The failure to make such payment constituted a default under the Asset-backed CP program. The Company was legally released from $294 million of the notes in exchange for tendering the AAA-rated MBS collateral and $14.2 million cash collateral. The net fair value of the liquidated AAA-rated MBS and cash collateral after liquidation expenses was $271.0 million, resulting in a gain on extinguishment of debt of $23.0 million. TMCR is liable for the remaining balance of $6.0 million in claims on the notes, which is recorded in accrued expenses and other liabilities on the September 30, 2008 Condensed Consolidated Balance Sheet. Subsequent to the April 14, 2008 default of the Asset-backed CP facility, no interest has been recorded on the remaining $6.0 million claim on the notes.

Collateralized Mortgage Debt

All of the Company’s Collateralized Mortgage Debt is secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets and the Collateralized Mortgage Debt is recorded as debt. In some transactions, Hedging Instruments are held by bankruptcy-remote legal entities and recorded as assets or liabilities of the Company. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions.

The following tables present the Collateralized Mortgage Debt and the related Hedging Instruments held by bankruptcy-remote legal entities that were outstanding as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

September 30, 2008

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$2,619,121	3.62%
Capped floating-rate financing (2)	13,058,306	3.62%
Pass-through rate financing	3,592,409	6.29%
Fixed-rate financing (3)	1,092,903	4.31%

Total	$20,362,739	4.13%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with a notional balances of $13.1 billion as of September 30, 2008.
(3)	Includes floating-rate financing hedged with Swap Agreements with aggregate notional balances of $516.2 million and fixed-rate financing of $576.7 million as of September 30, 2008.

December 31, 2007

Description	Principal Balance	Effective Interest Rate (1)
Floating-rate financing	$1,255,655	5.11%
Capped floating-rate financing (2)	15,779,226	5.11%
Pass-through rate financing	1,975,825	6.36%
Fixed-rate financing (3)	2,235,380	4.68%

Total	$21,246,086	5.18%

(1)	Effective interest rate includes the impact of issuance costs and Hedging Instruments.
(2)	Includes financing hedged with Cap Agreements with strike prices in excess of one-month LIBOR with notional balances of $15.8 billion as of December 31, 2007.
(3)

Includes floating-rate financing hedged with Swap Agreements with aggregate notional balances of $885.9 million and Cap Agreements with strike prices less than one-month LIBOR with aggregate notional balances of $701.9 million and fixed-rate financing of $647.6 million as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $20.5 billion and $21.2 billion, respectively. The debt matures between 2033 and 2048 and is callable by the Company at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life at September 30, 2008 and December 31, 2007 of approximately 3.5 years.

In connection with its Collateralized Mortgage Debt, the Company structured certain securitization transactions with expected final distribution dates that preceded the final maturity dates of the underlying collateral. Accordingly the Company is obligated to refinance or reissue the Collateralized Mortgage Debt associated with any residual underlying collateral for the remaining life of the collateral at current interest rates. In order to achieve this, the Company issued securities that included an auction process. Through the auction process, the Company agreed to purchase or cause the purchase of any securities that remained outstanding on the auction date at an amount equal to the certificates’ outstanding principal balance or par. In order to ensure a AAA rating on the highest rated classes of these securities, the Company facilitated an auction agreement between the respective trust and a AAA/AA counterparty, and entered into an offsetting auction agreement that needed to be collateralized between the AAA/AA counterparty and the Company.

With respect to the former, the Company arranged and paid a fee on behalf of certain trusts holding the ARM Loans Collateralizing Mortgage Debt to enter into Forward Auction Agreements with AAA/AA rated counterparties that obligated the Forward Auction Agreement counterparty to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the trusts. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Forward Auction Agreement counterparty. Neither the trusts nor the Forward Auction Agreement counterparties are required to post any margin to collateralize these future obligations. The purpose of these agreements is to ensure to the degree sufficient to obtain a AAA rating on the most senior classes of the securitizations that the certificate holders of the Company’s Collateralized Mortgage Debt will be paid in full at the auction date.

In the respective offsetting agreements, the Company has received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction counterparties whereby the Company is obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to the Company. The Company is required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $336.0 million at September 30, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that the Company bears the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. The Company’s obligation is covered by the Override Agreement and, accordingly, the Company is not exposed to additional requests for collateral on the Forward Auction Agreements during its term. A shortfall of approximately $164.9 million on auctions in 2008 was paid using collateral held by Forward Auction Agreement counterparties. The payments are recorded as a premium on Collateralized Mortgage Debt and amortized to interest expense over the estimated remaining life of the respective Collateralized Mortgage Debt. The collateral posted on the Forward Auction Agreements by the Company as of September 30, 2008 (in thousands) is as follows:

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1 mo CPR	Collateral Held by Forward Auction Agreement Counterparties*
2008	$1,080,300	$1,061,812	$27,981
2009	3,634,831	3,446,104	135,911
2010	244,073	244,073	35,040
2011	3,773,433	2,695,676	72,161
2012	2,994,651	2,366,132	64,878

Total	$11,727,288	$9,813,797	$335,971

*–	Collateral held was allocated pro-rata to Forward Auction Agreements based on estimated future payment requirements.

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds and mortgage spreads. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at September 30, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	150	200	250	300	350	450	500
Actual 1 Month	$54.6	$14.2	$(112.0)	$(284.2)	$(456.9)	$(629.5)	$(802.1)
15%	52.3	17.8	(92.3)	(241.8)	(391.6)	(541.5)	(691.3)
20%	40.8	9.3	(90.6)	(224.5)	(358.7)	(492.9)	(627.1)
25%	31.5	2.7	(88.1)	(208.1)	(328.4)	(448.6)	(568.9)
30%	24.2	(2.2)	(84.8)	(192.5)	(300.4)	(408.3)	(516.3)
35%	18.7	(5.5)	(80.9)	(177.7)	(274.6)	(371.6)	(468.6)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average one-month CPR for the underlying collateral on September 30, 2008 was 8.3%. This compares to the three-month and nine-month CPRs of 12.7% and 15.1%, respectively. The spreads on prime collateral backed, AAA-rated MBS at September 30, 2008 were at the high end of historical observations and ranged from 280 to 800 BPs, with an average for the Company’s portfolio of 450 BPs.

The fees paid by the Company on behalf of the trusts exceed the fees received by the Company from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by the Company are accreted into income based on projected cash flows that results in income and expense recognition that is not consistently offsetting. In the nine months ended September 30, 2008 interest income recognized on the Forward Auction Agreements totaled $10.6 million and the associated interest expense totaled $18.6 million.

Whole Loan Financing Facilities

As of September 30, 2008, the Company had $72.8 million outstanding on two whole loan financing facilities at an effective rate of 4.86%. As of December 31, 2007, the Company had $453.5 million borrowed against these facilities at an effective rate of 5.42%. The amount borrowed on the whole loan financing facilities at September 30, 2008 was collateralized by $15.0 million of cash and ARM Loans with a carrying value of $167.7 million.

On May 7, 2008, the Company and two of its warehouse lenders entered into amendments to the whole loan financing facilities that had been suspended in March 2008 in order to reactivate these facilities. The terms of each amendment are contingent upon the Company having at least one additional whole loan financing facility with similar terms. As a result of the amendments, the Company has two committed facilities that each has a committed borrowing capacity of $200.0 million. Both facilities expire on November 7, 2008, but have been extended to November 14, 2008 or such date that the outstanding amounts are paid off from the pending sale of whole loans. The Company does not expect to renew these facilities. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been financed for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been financed for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls based on age and estimated values of the whole loans. Each of the whole loan financing facilities requires the Company to pay a 1% commitment fee for the term of the facility and has financial covenants limiting the Company’s leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through the termination of these facilities.

Senior Notes

The Company had $305.0 million in Senior Notes outstanding at September 30, 2008 and December 31, 2007. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In connection with the issuance of the Senior Notes, the Company incurred costs of $5.4 million, which are being amortized to interest expense on borrowed funds over the expected life of the Senior Notes. The Company received premiums totaling $3.6 million in connection with the issuance of Senior Notes, which are being amortized over the remaining expected life of the Senior Notes. At September 30, 2008 and December 31, 2007, the balance of the Senior Notes outstanding, net of unamortized issuance costs and premium, was $304.5 million and $304.4 million, respectively, and had an effective cost of 8.06%, which reflects the effect of issuance costs and premiums received at issuance.

The Company’s Senior Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. If, at the end of any quarter, the total unencumbered assets of the Company fall below 125% of the aggregate principal amount of unsecured indebtedness of the Company (the Minimum Unencumbered Asset Amount), the Company will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until the total unencumbered assets of the Company exceeds the Minimum Unencumbered Asset Amount. As of September 30, 2008, the Company was in compliance with all financial and nonfinancial covenants on its Senior Note obligations.

As part of the Financing Transaction described in Note 2, the Company entered into a second supplemental indenture and security agreement with respect to the Senior Notes to secure the Senior Notes on a basis senior to the lien provided for the Senior Subordinated Secured Notes. Certain of TMA’s subsidiaries have guaranteed payment of the Senior Notes on a senior basis.

Senior Subordinated Secured Notes

The Company had Senior Subordinated Secured Notes with an aggregate principal balance of $1.3 billion outstanding and a carrying value of $407.0 million at September 30, 2008, consisting of the Senior Subordinated Secured Notes issued in the Financing Transaction on March 31, 2008, the PIK Notes and the Consent Notes. (See Note 2. Override Agreement and Financing Transaction—Senior Subordinated Secured Notes for a description of the Senior Subordinated Secured Notes).

The Senior Subordinated Secured Notes with a principal balance of $1.15 billion were initially recorded on the Company’s Condensed Consolidated Balance Sheets at their allocated fair value of $494.4 million as of March 31, 2008. The initial balance of the Senior Subordinated Secured Notes was determined based on their relative fair value in allocating the financing proceeds to the Senior Subordinated Secured Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. At March 31, 2008, Senior Subordinated Secured Notes were recorded at estimated fair value of $923.0 million after a fair value increase of $457.1 million, including issuance costs of $28.5 million. The Company elected to carry the Senior Subordinated Secured Notes (including the PIK Notes and Consent Notes) at fair value, which was $407.0 million at September 30, 2008 and recorded a $162.4 million increase in the fair value of the Senior Subordinated Secured Notes as Senior Subordinated Secured Notes fair value changes in the Condensed Consolidated Income Statements for the nine months ended September 30, 2008 in order to reflect the Senior Subordinated Secured Notes at fair value based on reported trades of the Senior Subordinated Secured Notes. The difference between the face amount of the initial Senior Subordinated Secured Notes of $1.15 billion and the $227.0 million discount to their issue date fair value of $923.0 million is being amortized to interest expense over the term of the Senior Subordinated Secured Notes using the interest method. At September 30, 2008, the unamortized initial debt discount was $220.2 million.

The Company’s Senior Subordinated Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond contractually specified levels, restrictions on the Company’s ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, its own equity securities that the Company makes. As of September 30, 2008, the Company was in compliance with all financial and nonfinancial covenants of its Senior Subordinated Note obligations.

The Senior Subordinated Secured Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Secured Notes on a senior subordinated basis.

Subordinated Notes

The Company had $240.0 million in Subordinated Notes outstanding at September 30, 2008 and December 31, 2007. TMA holds $53.5 million of the Subordinated Notes at September 30, 2008, and is a guarantor of the remaining $186.5 million Subordinated Notes held by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% for the first ten years and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56%, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. TMHL has the option to redeem the Subordinated Notes at par, in whole or in part, on or after October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. In connection with the issuance of the Subordinated Notes, the Company incurred costs of $7.2 million, which are being amortized over the remaining expected life of the Subordinated Notes.

At September 30, 2008 and December 31, 2007, the balance of all Subordinated Notes outstanding, net of unamortized issuance costs was $233.5 million and $233.3 million, respectively, and had an effective cost of 7.79%, which reflects the effect of issuance costs. The Subordinated Note obligations contain nonfinancial covenants. As of September 30, 2008, the Company was in compliance with all nonfinancial covenants on its Subordinated Note obligations. (See Note 16 – Subsequent Events)

Other

The total cash paid for interest on borrowed funds was $367.8 million and $670.1 million for the quarters ended September 30, 2008 and 2007, respectively, and $1.2 billion and $1.9 billion for the nine months ended September 30, 2008 and 2007, respectively.

Note 8. Fair Value of Financial Instruments and Off-Balance Sheet Credit Risk

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
ARM securities	$3,596,872	$3,596,872	$10,046,818	$10,046,818
Purchased Securitized Loans	393,434	393,434	647,225	647,225
Securitized ARM Loans	824,852	825,849	2,557,961	2,565,137
ARM Loans Collateralizing Debt	20,433,846	18,899,196	21,383,177	21,220,472
ARM loans held for sale or securitization	157,120	157,120	549,359	554,137
Hedging Instruments	6,139	6,139	17,523	17,523

Liabilities:
Reverse Repurchase Agreements	$4,638,927	$4,638,927	$11,547,354	$11,547,354
Asset-backed CP	—	—	400,000	400,000
Collateralized Mortgage Debt	20,362,739	19,385,316	21,246,086	20,519,546
Whole loan financing facilities	72,777	72,777	453,500	453,500

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	305,000	137,250	305,000	257,725
Senior Subordinated Secured Notes	406,964	406,964	—	—
Subordinated Notes	240,000	56,640	240,000	154,200
PPA and Additional Warrant Liability	423,355	423,355	—	—
Hedging Instruments	11,557	11,557	123,936	123,936

Note 9. Common Stock, Preferred Stock and Common Stock Warrants

Reverse Stock Split

On September 26, 2008, the Company effected a 1-for-10 Reverse Split of the Common Stock. As a result of the Reverse Split, every 10 shares of (old) Common Stock, a par value of $0.01 per share, which were outstanding as of September 26, 2008, the effective date, were combined into one share of (new) Common Stock, par value of $0.01 per share. All historical numbers relating to shares of Common Stock have been adjusted to reflect the 1-for-10 Reverse Split. The Reverse Split did not impact the number of authorized shares.

Common Stock and Preferred Stock

In January 2008, the Company received net proceeds of $229.8 million from the concurrent public offerings of 805,000 shares of Common Stock and 9,137,000 shares of Series F Preferred Stock.

During the three and nine months ended September 30, 2008, the Company issued 29,602 and 2,424,837 shares, respectively, of Common Stock under the DRSPP and received net proceeds of $91,000 and $258.5 million, respectively.

In October 2008, the Company issued 2,954,422 shares of Common Stock as consideration to certain holders of the Senior Subordinated Secured Notes who consented to receive the September 30, 2008 interest payment due on the Senior Subordinated Secured Notes in additional Senior Subordinated Secured Notes in lieu of cash. In accordance with GAAP, these shares are reflected in additional paid-in capital as of September 30, 2008 and the related par value will be reclassified to Common Stock upon actual issuance of the shares.

The following table presents the Company’s Preferred Stock at September 30, 2008 and December 31, 2007 (dollars in thousands,):

	September 30, 2008	December 31, 2007
Preferred Stock: par value $0.01 per share;
Series B Cumulative Preferred shares aggregate preference in liquidation $0; 0 and 22,000 shares authorized, respectively; no shares issued and outstanding	$—	$—
8% Series C Cumulative Redeemable shares, aggregate preference in liquidation $163,125; 6,525,000 and 7,230,000 shares authorized, respectively; 6,525,000 shares issued and outstanding	157,958	157,958
Series D Adjusting Rate Cumulative Redeemable shares, aggregate preference in liquidation $100,000; 4,000,000 and 5,000,000 shares authorized, respectively; 4,000,000 shares issued and outstanding	96,303	96,303
7.50% Series E Cumulative Convertible Redeemable shares, aggregate preference in liquidation $79,063; 3,162,500 and 6,162,500 shares authorized, respectively; 3,162,500 shares issued and outstanding	76,172	76,172
10% Series F Cumulative Convertible Redeemable shares, aggregate preference in liquidation $758,168 and $529,743, respectively; 30,326,715 and 23,000,000 shares authorized, respectively; 30,326,715 and 21,190,000 shares issued and outstanding, respectively	671,156	502,052

	$1,001,589	$832,485

The following table presents the dividends paid on Preferred Stock during the nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	2008		2007
	Per Share	Total	Per Share	Total
Series C	$0.50	$544	$1.50	$9,282
Series D	0.49	328	1.48	5,928
Series E (1)	0.47	247	0.53	1,623
Series F (2)	0.64	12,574	0.16	3,559

		$13,693		$20,392

(1)	Series E Preferred Shares were first issued in June 2007.
(2)	Series F Preferred Shares were first issued in September 2007.

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock since April 15, 2008 and the Company has not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. The Company has not accrued the cumulative unpaid dividends because they have not been declared as of September 30, 2008. Cumulative unpaid dividends on Preferred Stock totaled $67.3 million at September 30, 2008. However, the Company has proposed an amendment to modify the terms of each series of Preferred Stock to, among other things, make dividends non-cumulative. The amendment requires approval from the holders of the Company’s voting stock, which was obtained at the annual meeting of shareholders held on June 12, 2008 and from the holders of the Company’s Preferred Stock in connection with the Exchange Offer and Consent Solicitation. The amendment would have the effect of eliminating any cumulative dividends that have not been declared or paid as of the date such amendment becomes effective.

In connection with the Financing Transaction, the Company has commenced the Exchange Offer and Consent Solicitation for all of its outstanding shares of Preferred Stock (See Note 2. Override Agreement and Financing Transaction—Exchange Offer and Consent Solicitation).

On March 17, 2008, the Company filed a Form S-3ASR, an automatic shelf registration statement of securities of well-known seasoned issuers, with the SEC so that the Company may offer debt securities, equity securities, warrants and shareholder rights from time to time. On July 30, 2008, the Company filed a post-effective amendment to the registration statement to add the Subsidiary Guarantors as additional registrants and thereby permit the Company to register the Senior Subordinated Secured Notes under the registration statement.

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

Common Stock Warrants

In connection with the Override Agreement and the Financing Transaction described in Note 2, the Company issued or will issue the following Warrants:

(1) Initial Warrants to purchase 16,860,655 shares of Common Stock were issued to the investors in the Financing Transaction on March 31, 2008. Escrow Warrants to purchase 3,300,021 (as adjusted to reflect anti-dilution protection for the issuance of the Consent Shares but not adjusted to reflect any subsequent anti-dilution adjustments) shares of Common Stock were released from escrow effective September 30, 2008 and issued to the holders of the Senior Subordinated Secured Notes on a pro rata basis based on the aggregate principal amount of Senior Subordinated Secured Notes outstanding. The Escrow Warrants, prior to exercise, will be subject to further anti-dilution protection pursuant to the Warrant Agreement.

(2) Override Warrants to purchase 4,696,000 shares of Common Stock were issued to counterparties to the Override Agreement on April 1, 2008. Upon satisfaction of the Additional Financing Conditions, the remaining Override Warrants will be issued to the Counterparties to the Override Agreement to the extent not provided under the TMAC Participation Agreement.

(3) Upon satisfaction of the Additional Financing Conditions, investors who are participants in the terminated Principal Participation Agreement and investors that contributed escrowed funds will receive Additional Warrants such that the Additional Warrants, together with the 16,860,655 Initial Warrants issued on March 31, 2008 and the 3,300,021 (as adjusted to reflect anti-dilution protection for the issuance of the Consent Shares but not adjusted to reflect any subsequent anti-dilution adjustments) Escrow Warrants issued out of escrow will be exercisable for shares of Common Stock that will constitute approximately 90% of Common Stock outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company, which is estimated to equal Additional Warrants to purchase approximately 252 million shares of Common Stock. The Additional Warrants will constitute 63.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation. The Company has agreed to register the shares underlying the Additional Warrants for resale and expects to file a prospectus with the SEC to accomplish such registration shortly after delivering, upon satisfaction of the Additional Financing Conditions, the Additional Warrants.

All of the Warrants are exercisable at a price of $0.01 per share. The Initial Warrants and the Override Warrants issued on April 1, 2008 described in (1) and (2) above have been exercised. The Company filed a resale prospectus with the SEC on June 19, 2008, for 21,556,655 shares of Common Stock issued upon exercise of the Initial Warrants and Override Warrants. As of November 3, 2008, 1,041,993 of the Escrow Warrants described in (1) above have been exercised. On October 10, 2008 the Company filed a resale prospectus amending and restating the June 19, 2008 resale prospectus to register a total of 27,667,089 shares of Common Stock (including additional shares issuable upon exercise of the Escrow Warrants as a result of anti-dilution adjustments) issued or issuable upon exercise of the Initial Warrants, the Escrow Warrants and the Override Warrants. The Override Warrants issued to the counterparties to the Override Agreement expire on April 1, 2013. The Warrants issued to investors in the Financing Transaction expire on March 31, 2015.

The Initial Warrants and the Escrow Warrants were recorded in Shareholders’ Deficit at $52.7 million, net of $3.0 million of issuance costs. The values of the Initial Warrants and the Escrow Warrants were determined based on their relative fair values in allocating the financing proceeds to the Senior Subordinated Secured Notes, the Initial Warrants and the Escrow Warrants, the commitment for escrowed funds and the PPA and Additional Warrant Liability as described in Note 2. The Override Warrants issuable to the counterparties to the Override Agreement were recorded in Shareholders’ Deficit at $25.1 million. The fair value of the option transferred to the Override Agreement counterparties by the Manager was also recorded in Shareholders’ Deficit at $36.5 million. During the nine months ended September 30, 2008, Initial Warrants of $44.9 million were exercised, leaving $7.8 million of Escrow Warrants at September 30, 2008.

Upon completion of all of the transactions referenced above, the exercise of all the Initial Warrants, Escrow Warrants, Additional Warrants and Override Warrants and the issuance of approximately 132 million shares of Common Stock to tendering preferred shareholders in a successfully completed Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, shares of Common Stock outstanding as of April 11, 2008 will represent approximately 3.8% of Common Stock outstanding on a fully diluted basis.

TMHL Adjusted Net Worth Compliance

TMHL is a mortgage lender that is regulated by various states and the District of Columbia. Additionally, TMHL is a seller/servicer approved by various agencies, including the U.S. Department of Housing and Urban Development, Fannie Mae and Freddie Mac. Certain of these agencies and state regulators require TMHL to maintain minimum levels of adjusted net worth varying from $25,000 to $250,000. As of December 31, 2007 and March 31, 2008, TMHL was not in compliance with these adjusted net worth requirements. By executing a plan of recapitalization of TMHL through the Company’s forgiveness of intercompany debt and the Company’s assumption of certain third party debt of TMHL, TMHL regained compliance with all adjusted net worth requirements as of June 30, 2008 and has maintained adjusted net worth compliance going forward. As of September 30, 2008, the adjusted net worth of TMHL was approximately $12.4 million. During the period of noncompliance, TMHL was in continuous discussions with the agencies and regulators, and to date no agency or regulator has revoked any of TMHL’s approvals or licenses. In a matter related to minimum net worth compliance, on October 15, 2008, TMHL voluntarily entered into a consent agreement with the state of Tennessee, whereby TMHL agreed to cease lending in that state until such time as TMHL can demonstrate improved and consistent financial results. No other state or agency has made an indication of pursuing a similar action.

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income or loss and OCI, which includes the change in unrealized gains and losses on available-for-sale Purchased ARM Assets and Hedging Instruments designated as cash flow hedges. The following table presents OCI balances (in thousands):

	Unrealized gains (losses) on Purchased ARM Assets (1)	Unrealized gains (losses) on Hedging Instruments (2)	Accumulated other comprehensive loss
Balance, December 31, 2006	$(464,109)	$152,061	$(312,048)
Net change	202,146	(232,149)	(30,003)

Balance, September 30, 2007	$(261,963)	$(80,088)	$(342,051)

Balance, December 31, 2007	$22,903	$(195,335)	$(172,432)
Net change	69,307	5,965	75,272

Balance, September 30, 2008	$92,210	$(189,370)	$(97,160)

(1)

Prior to December 31, 2007, unrealized gains and losses on Purchased ARM Assets were included in OCI. Beginning on December 31, 2007, unrealized losses are realized as impairment charges and unrealized gains are included in OCI.

(2)	At September 30, 2008, the unrealized losses on Hedging Instruments included losses totaling $179.6 million recorded in OCI related to terminated Swap Agreements.

Note 11. Long-Term Incentive Awards

The Board of Directors adopted the Plan, effective September 29, 2002. The Plan authorizes TMA’s Compensation Committee to grant DERs, SARs and PSRs.

As of September 30, 2008, there were 148,149 DERs outstanding, all of which were vested, and 2,550,824 PSRs outstanding, of which 565,391 were vested. (The value of PSRs and DERs is based on our Common Stock. Therefore, PSRs and DERs were also subject to a 1 for 10 reverse stock split effective September 26, 2008.) The Company recorded an expense associated with DERs and PSRs of $320,000 during the quarter ended September 30, 2008. The expense recorded consists of $2.9 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, offset by $3.2 million related to the amortization of unvested PSRs. The Company recorded an expense recapture associated with DERs and PSRs of $15.5 million for the quarter ended September 30, 2007. The recapture recorded in the third quarter of 2007 consisted of $17.9 million resulting from the impact of the decrease in the Common Stock price on the value of the PSRs which was recorded as a fair value adjustment, partially offset by $1.9 million associated with dividend equivalents paid on DERs and PSRs and $384,000 related to the amortization of unvested PSRs. To date, the Company has not issued SARs under the Plan.

On April 22, 2008, the Compensation Committee reviewed concerns about the effects on employee morale and retention resulting from the decline in value of the Company’s employees’ PSRs, which represent a significant portion of their compensation, and the continued volatility in the mortgage industry and employees’ concerns about the effects of that volatility on the future of the industry and the Company. The Compensation Committee recommended the granting of one-time special awards of PSRs to certain employees to induce them to remain with the Company. On June 12, 2008, the Company granted an aggregate of 2,399,781 PSRs (adjusted for the Reverse Split), to certain employees of the Company and the Board of Directors, as one-time special awards to vest over three years subject to continued service to the Company. The grant value totaled $31.0 million ($12.90 per share).

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

The Manager receives an annual base management fee of 1.47% on the first $300 million of Average Historical Equity, plus 1.08% on Average Historical Equity above $300 million but less than $1.5 billion. The additional fee earned on Average Historical Equity is limited to 0.95% on Average Historical Equity greater than $1.5 billion but less than $2.0 billion, to 0.89% for Average Historical Equity greater than $2.0 billion but less than $2.5 billion, to 0.83% for Average Historical Equity greater than $2.5 billion but less than $3.0 billion, and is capped at 0.78% on any Average Historical Equity greater than $3.0 billion. These percentages are subject to an inflation adjustment each July based on changes to the Consumer Price Index over the prior twelve month period. On March 14, 2008, the Board of Directors authorized a minimum base management fee of $2 million per month for the period January 1, 2008 through April 30, 2008. On April 22, 2008, the Company and the Manager entered into an amendment to the Management Agreement to establish a minimum monthly base management fee of $2.0 million and to provide that the Compensation Committee of the Board of Directors review and approve the compensation proposed to be paid by the Manager to all senior officers of the Company.

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

On March 31, 2008, the Manager and certain shareholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire an aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 7,811,379 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Additional Financing Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. At March 31, 2008, the $36.5 million fair value of this option was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Condensed Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Condensed Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded as an asset in Other Assets on the Condensed Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties is being amortized over the term of the Override Agreement on a straight-line basis.

MP TMAC LLC has agreed to offer each other investor (other than its affiliates) the opportunity to participate on the same terms and conditions as MP TMAC LLC in the TMAC Participation Agreement on a pro rata basis based on the amount of such investor’s total investment under the Financing Transaction over $1.35 billion.

So long as MP TMAC LLC (or any other participant in the TMAC Participation Agreement) and its affiliates holds 30% of the TMAC Participation Agreement (Major Participant), the prior written consent of such participant shall be required before the Manager may enter into, amend, modify, supplement or terminate, or waive any provision under, any material contract of the Manager, including without limitation the Management Agreement, any employment agreement or other contracts relating to employees of the Manager, or other contracts relating to the Company. A Major Participant may request the Manager’s Board of Directors to take any action or refrain from taking any action with respect to any matter pertaining to the Manager, on the one hand, and either the Company or any current or prospective employee, consultant or adviser of the Manager, on the other hand. If the Board of Directors of the Manager (or, as the case may be, the shareholders of the Manager signatories to the TMAC Participation Agreement) shall unreasonably fail to implement such a request in a timely manner, then the Major Participant which made the request shall have the right to elect to designate up to a majority of the members of the Manager’s Board of Directors.

The Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

In connection with the PIK Consent sought and received by the Company to pay the September 30, 2008 interest payment due on the Subordinated Notes in the form of additional Senior Subordinated Secured Notes in lieu of a cash payment, MatlinPatterson received approximately $42.8 million in aggregate principal amount of Senior Subordinated Secured Notes as the interest payment. In addition, MatlinPatterson elected to receive Consent Notes as consideration for its consent, and received an additional $9.5 million aggregate principal amount of Senior Subordinated Secured Notes as such consideration. In connection with these issuances of additional Senior Subordinated Secured Notes to MatlinPatterson, the Company obtained a fairness opinion from an independent financial advisor and filed such opinion with trustees of the Senior Notes and the Senior Subordinated Secured Notes pursuant to the indenture governing each.

During the quarters ended September 30, 2008 and 2007, the Company paid certain reimbursement expenses of $2.9 million and $3.7 million, respectively, to the Manager in accordance with the contractual terms of the Management Agreement. During the nine months ended September 30, 2008 and 2007, the Company reimbursed the Manager $9.5 million and $10.7 million, respectively, for expenses. As of September 30, 2008 and December 31, 2007, $1.0 million and $2.4 million, respectively, was payable by the Company to the Manager for these reimbursable expenses.

For the quarters ended September 30, 2008 and 2007, the Company incurred base management fees of $6.0 million and $6.2 million, respectively, in accordance with the terms of the Management Agreement. For the nine months ended September 30, 2008 and 2007, the Company incurred base management fees of $18.0 million and $19.8 million, respectively. As of September 30, 2008 and December 31, 2007, $2.0 million and $1.6 million, respectively, was payable by the Company to the Manager for the base management fee.

For the three and nine months ended September 30, 2008, the Company did not incur any performance-based fee and no amount was paid to the counterparties of the Override Agreement since the Manager did not earn any fee. For the three and nine months ended September 30, 2007, the Company incurred performance-based fees in the amount of zero and $17.7 million, respectively. As of September 30, 2008 and December 31, 2007, zero and $9.8 million, respectively, was payable by the Company to the Manager for performance-based compensation.

Pursuant to an employee residential mortgage loan program approved by the Board of Directors as part of the Company’s residential loan mortgage origination activities, certain of the directors and officers of the Company and employees of the Manager and of other affiliates of the Company have obtained residential first lien mortgage loans from the Company. In general, the terms of the loans and the underwriting requirements are identical to the loan programs that the Company offers to unaffiliated third parties, except that participants in the program qualify for an employee discount on the interest rate. At the time each participant enters into a loan agreement, such participant executes an addendum that provides for the discount on the interest rate, which is subject to cancellation at the time such participant’s employment or association with the Company or the related entity is terminated for any reason. Effective with the enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, any new loans made to directors or executive officers are not eligible for the employee discount. As of September 30, 2008, the aggregate balance of mortgage loans outstanding to directors and officers of the Company, and employees of the Manager and other affiliates amounted to $44.4 million and had a weighted average interest rate of 5.22%, and maturities ranging between 2031 and 2038.

Note 13. Litigation

Preferred Shareholder Class Action Litigation

On October 27, 2008, a purported class action complaint, or the “Class Action Complaint,” entitled Roney v. Thornburg, et. al. was filed in the United States District Court, District of New Mexico. The Class Action Complaint alleges that the Company, certain of its officers, all of its current directors and certain of its former directors violated federal securities laws by issuing false and misleading statements regarding the Company’s tender offer for its outstanding Preferred Stock in proxy statements filed with the SEC in April and July 2008; alleges that these defendants, as well as two of the Company’s largest shareholders, breached their fiduciary duty to the Company’s shareholders by entering into the Financing Transaction on March 31, 2008; and petitions for the dissolution of the Company. The Class Action Complaint seeks declaratory and injunctive relief, rescission of the tender offer to the extent implemented, recovery of the costs and expenses of the action and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously.

Securities Class Action Litigation

On May 27, 2008, a consolidated amended complaint (“CAC”), In re Thornburg Mortgage Inc. Securities Litigation, was filed against the Company, certain of the Company’s officers and directors, and the underwriters of some of the Company’s securities offerings. This consolidated proceeding encompasses the actions previously reported as Slater v. Thornburg, Gonsalves v. Thornburg, Smith v. Thornburg Mortgage, Inc., Sedlmyer v. Thornburg Mortgage, Inc., and Snydman v. Thornburg Mortgage, Inc. The CAC alleges that the Company and certain individual defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company’s Common Stock, and that the named plaintiffs and the members of the putative class purchased Common Stock at these artificially inflated market prices between April 19, 2007 and March 19, 2008. The CAC also alleges that all defendants are liable under federal securities laws for materially false and misleading statements in the registration statements and prospectuses for the Company’s May 2007, June 2007, September 2007, and January 2008 securities offerings. The CAC seeks unspecified money damages in favor of the putative class of purchasers of the Company’s securities, injunctive relief, restitution, the costs and expenses of the action, and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously. At September 30, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

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

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes the allegations are without merit, and intends to defend itself vigorously. All parties to this action have stipulated to an indefinite stay of all proceedings, and have asked the court to enter an order accordingly. At September 30, 2008, no loss amount had been accrued because a loss is not considered probable or estimable.

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

ARM Loans Held for Sale or Securitization

Prior to January 1, 2008, ARM loans held for sale or securitization were classified as held-for-investment and carried at amortized cost until subsequent securitization on March 3, 2008. As a result of liquidity issues (see Note 1), ARM loans held for sale or securitization that were not securitized subsequent to December 31, 2007 are designated as held for sale and carried at the lower of cost or fair value at September 30, 2008. The fair value of ARM loans held for sale or securitization is estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. Because of the specialized nature of the Company’s loan portfolio, there are no quoted prices for identical or similar loans. As a result, ARM loans held for sale or securitization are generally classified within Level 3 of the fair value hierarchy.

Mortgage Servicing Rights

Effective January 1, 2006 with the adoption of SFAS 156, “Accounting for Servicing of Financial Assets,” the Company does not capitalize any MSRs in connection with securitizations accounted for as secured borrowings under SFAS 140. The Company did not elect to measure its previously existing servicing assets at fair value and continues to measure them at the lower of cost or fair value. Fair value is determined using an internal valuation model based on discounted future cash flows and considers portfolio characteristics and assumptions regarding prepayment speeds, discount rates, delinquency rates of the serviced loans and other economic factors. These inputs are largely unobservable and as a result, these items are classified within Level 3 of the fair value hierarchy. MSRs are included in Other assets on the Condensed Consolidated Balance Sheets.

PPA and Additional Warrant Liability

The Financing Transaction described in Note 2 resulted in the Company recording a freestanding PPA and Additional Warrant Liability. This liability is recorded at fair value at September 30, 2008 using Level 3 inputs. The principal inputs used to determine the fair value are discounted cash flows, Black-Scholes calculation of the Additional Warrant Liability fair value and the Company’s estimate of the likelihood of the satisfaction of the Additional Financing Conditions. As of November 3, 2008, the Company had received tenders for 71.0% of the outstanding shares of its Series C Preferred Stock, 73.3% of the outstanding shares of its Series D Preferred Stock, 75.1% of the outstanding shares of its Series E Preferred Stock, 66.2% of the outstanding shares of its Series F Preferred Stock, and approximately 68.2% of the aggregate outstanding shares of Preferred Stock. While the shares of Preferred Stock tendered as of November 3, 2008 remain subject to withdrawal prior to the expiration date of the Exchange Offer and Consent Solicitation (all in accordance with the terms of the Exchange Offer and Consent Solicitation), the existence of such tenders as of November 3, 2008 has resulted in a significant upward adjustment in the probability of the Additional Warrants being issued and the Principal Participation Agreement being terminated. The application of this revised probability assessment would result in a significant fair value reduction in the PPA and Additional Warrant Liability. The November 3, 2008 probability has not been considered in the value of the PPA and Additional Warrant Liability reported in the accompanying Condensed Consolidated Balance Sheets.

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

Senior Subordinated Secured Notes

Due to the absence of current market observable trades, the fair value of the Senior Subordinated Secured Notes at September 30, 2008 is based on the net present value of the discounted cash flows available to Senior Subordinated Note holders. Those cash flows were calculated for two alternative scenarios assuming either the successful or unsuccessful completion of the Exchange Offer and Consent Solicitation. The alternative scenarios were further weighted by the probability of the respected scenario’s occurrence. To determine an appropriate discount to use, the Company started with the observable discount rate implied in actual trades of its Senior Notes. There were recent trades on the Senior Notes which were at a higher discount rate than what was initially gleaned from the bid offer prices posted on the Senior Notes on September 30, 2008. The Company then added a subordinated debt risk premium commensurate with the market subordinated debt risk premiums for comparable companies.

Items Measured at Fair Value on a Recurring Basis

The following table presents for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 (dollar amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Purchased ARM Assets	$—	$—	$3,990,306	$3,990,306
Hedging Instruments	—	6,139	—	6,139

Total	$—	$6,139	$3,990,306	$3,996,445

Liabilities
PPA and Additional Warrant Liability	$—	$—	$423,355	$423,355
Senior Subordinated Secured Notes	—	406,964	—	406,964
Hedging Instruments	—	11,557	—	11,557

Total	$—	$418,521	$423,355	$841,876

The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2008. (dollars in thousands):

	Purchased ARM Assets	PPA and Additional Warrant Liability	Total
Balance, January 1, 2008	$10,694,043	$—	$10,694,043
Additions	796,330	(600,502)	195,828
PPA and Additional Warrant Liability fair value changes	—	(520,519)	(520,519)
Sales	(4,332,219)	—	(4,332,219)
Impairments (1)	(1,233,439)	—	(1,233,439)
Change in unrealized gain (1)	5,165	—	5,165
Transfers In/Out of Level 3	—	—	—
Other (2)	(418,117)	—	(418,117)

Balance, March 31, 2008	5,511,763	(1,121,021)	4,390,742
Additions	—	—	—
PPA and Additional Warrant Liability fair value changes	—	536,881	536,881
Sales	(536,742)	—	(536,742)
Impairments (1)	(140,588)	—	(140,588)
Change in unrealized gain (1)	177,533	—	177,533
Transfers In/Out of Level 3	—	—	—
Other (2)	(221,132)	—	(221,132)

Balance, June 30, 2008	4,790,834	(584,140)	4,206,694
Additions	—	—	—

	Purchased ARM Assets	PPA and Additional Warrant Liability	Total
PPA and Additional Warrant Liability fair value changes	—	160,193	160,193
Sales	—	—	—
Impairments (1)	(572,908)	—	(572,908)
Change in unrealized gain (1)	(113,391)	—	(113,391)
Transfers In/Out of Level 3	—	—	—
Other (2)	(114,229)	592	(113,637)

Balance, September 30, 2008	$3,990,306	$(423,355)	$3,566,951

Unrealized gains still held (3)	$92,210	$—	$92,210

(1)

Unrealized losses on Purchased ARM Assets are recorded as impairments and included in Loss on ARM assets on the Condensed Consolidated Income Statements. Unrealized gains on Purchased ARM Assets are recorded in OCI on the Condensed Consolidated Balance Sheets.

(2)	Other includes principal payments, amortization of premium and the write-of the debt commitment fee associated with the escrowed funds.
(3)	Represents the amount of total gains attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. Securitized ARM Loans and ARM loans held for sale or securitization are classified as loans held-for-sale that are measured at the lower of cost or fair value and were recognized at a fair value below cost at September 30, 2008. At September 30, 2008, Securitized ARM Loans carried at the lower of cost or fair value with an aggregate amortized cost basis of $1.2 billion, which reflects a basis adjustment of $244.0 million recorded at December 31, 2007, were written down to a carrying value totaling $824.9 million, based on Level 3 inputs according to the methodology described above. At September 30, 2008, ARM loans held for sale or securitization carried at the lower of cost or fair value with an aggregate amortized cost basis of $184.7 million were written down to a fair value totaling $157.1 million, based on Level 3 inputs according to the methodology described above. At September 30, 2008, MSRs carried at lower of cost or fair value with an aggregate amortized cost basis of $24.2 million were written down to a fair value totaling $22.3 million, based on Level 3 inputs according to the methodology described above.

Note 15. Condensed Consolidating Financial Information

TMA is the issuer of the Common Stock, Preferred Stock, Senior Notes and Senior Subordinated Secured Notes. In addition to TMA, four of the directly or indirectly wholly-owned subsidiaries of TMA (Thornburg Mortgage Home Loans, Inc., Adfitech, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Thornburg Acquisition Subsidiary, Inc.), (collectively the Guarantor Subsidiaries) have guaranteed fully and unconditionally, on a joint and several basis, the obligations of TMA to pay principal and interest under the Senior Notes and the Senior Subordinated Secured Notes. TMA’s other subsidiaries, including, but not limited to, the subsidiaries engaged in the issuance of mortgage-backed securities, (collectively the Non-Guarantor Subsidiaries) have not provided a guarantee of the Senior Notes or the Senior Subordinated Secured Notes. The pro-forma effects of the certain possible outcomes of the Exchange Offer and Consent Solicitation were presented in the Senior Subordinated Secured Notes prospectus supplement. The financial condition and results of operations from the third quarter of 2008 as reported in the accompanying consolidated financial statements would impact those pro-forma results.

Each of the Guarantor Subsidiaries is a wholly-owned, direct or indirect subsidiary of TMA. The related guarantee of the Senior Notes and Senior Subordinated Secured Notes is provided by each Guarantor Subsidiary on a fully unconditional basis jointly and severally with each of the other Guarantor Subsidiaries. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed consolidating financial information. The following condensed consolidating financial information presents the results of operations, financial position, and cash flow information of (i) TMA, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations to arrive at the total consolidated amounts for the Company:

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

September 30, 2008

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS:
ARM assets:
ARM securities, net	$3,596,872	$—	$—	$—	$3,596,872
Purchased Securitized Loans, net	393,434	—	—	—	393,434
Securitized ARM Loans, net	598,184	—	—	226,668	824,852
ARM Loans Collateralizing Debt, net	20,433,846	—	—	—	20,433,846
ARM loans held for sale or securitization, net	—	157,120	—	—	157,120

ARM Assets	25,022,336	157,120	—	226,668	25,406,124
Other assets	966,264	174,426	—	(261,492)	879,198

Total assets	$25,988,600	$331,546	$—	$(34,824)	$26,285,322

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Operating debt (1)	$25,001,666	$72,777	$(14,876)	$14,876	$25,074,443
Long-term debt (2)	765,464	212,733	—	(26,233)	951,964
Other liabilities	544,805	54,602	34,541	(51,698)	582,250
Shareholders’ equity (deficit)	(323,335)	(8,566)	(19,665)	28,231	(323,335)

Total liabilities and shareholders’ equity (deficit)	$25,988,600	$331,546	$—	$(34,824)	$26,285,322

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet Information

December 31, 2007

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS:
ARM assets
ARM securities, net	$9,731,394	$—	$315,424	$—	$10,046,818
Purchased Securitized Loans, net	626,756	—	20,469	—	647,225
Securitized ARM Loans, net	2,275,354	—	83,382	199,225	2,557,961
ARM Loans Collateralizing Debt, net	21,383,177	—	—	—	21,383,177
ARM loans held for sale or securitization, net	—	549,359	—	—	549,359

ARM Assets	34,016,681	549,359	419,275	199,225	35,184,540
Other assets	1,120,542	156,060	41,107	(229,888)	1,087,821

Total assets	$35,137,223	$705,419	$460,382	$(30,663)	$36,272,361

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Operating debt (1)	$32,793,440	$453,500	$410,382	$(10,382)	$33,646,940
Long-term debt (2)	305,000	249,933	—	(9,933)	545,000
Other liabilities	279,049	50,340	25,608	(34,310)	320,687
Shareholders’ equity (deficit)	1,759,734	(48,354)	24,392	23,962	1,759,734

Total liabilities and shareholders’ equity (deficit)	$35,137,223	$705,419	$460,382	$(30,663)	$36,272,361

(1)	Operating debt includes Reverse Repurchase Agreements, Asset-backed CP, Collateralized Mortgage Debt and whole loan financing facilities.
(2)	Long-term debt includes Senior Notes, Senior Subordinated Secured Notes, Subordinated Notes and inter-company debt that are eliminated in consolidation.

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Nine Months Ended September 30, 2008

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
Interest income	$1,387,898	$13,574	$5,720	$133,821	$1,541,013
Interest expense	1,336,800	25,542	3,544	(204)	1,365,682

Net interest income (loss)	51,098	(11,968)	2,176	134,025	175,331

Loan Servicing Fees	—	13,236	—	(5,681)	7,555
Gain (loss) on ARM Assets, net	(3,139,770)	(58,138)	—	19,334	(3,178,574)
Loss on Derivatives, net	(27,760)	(18,125)	—	—	(45,885)
Gain (loss) on extinguishment of debt	67,847	—	(44,812)	—	23,035
PPA and Additional Warrant Liability fair value changes	144,490	—	—	—	144,490
Senior Subordinated Secured Note fair value changes	162,409	—	—	—	162,409
Other noninterest income, net	—	1,820	—	—	1,820
Other expenses	(12,390)	(29,691)	(864)	(1,312)	(44,257)

Net income (loss)	$(2,754,076)	$(102,866)	$(43,500)	$146,366	$(2,754,076)

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Income Statement Information

Nine Months Ended September 30, 2007

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Condensed Consolidated
Interest income	$1,668,959	$78,115	$357,548	$(1,068)	$2,103,554
Interest expense	1,472,630	96,575	314,988	(9,733)	1,874,460

Net interest income (loss)	196,329	(18,460)	42,560	8,665	229,094
Loan Servicing Fees	—	24,193	—	(11,904)	12,289
Gain (loss) on ARM Assets, net	(1,097,090)	(14,237)	(10,382)	24,619	(1,097,090)
Gain (loss) on Derivatives, net	(8,229)	(8,766)	—	—	(16,995)
Other noninterest income, net	—	1,294	—	—	1,294
Other expenses	(30,793)	(35,859)	(654)	(1,069)	(68,375)

Net income (loss)	$(939,783)	$(51,835)	$31,524	$20,311	$(939,783)

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Nine Months Ended September 30, 2008

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated
Operating Activities:
Net (loss) income	$(2,754,076)	$(102,866)	$(43,500)	$146,366	$(2,754,076)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
(Gain) loss on sale of ARM Assets, net and Derivative, net	3,167,530	76,263	—	(19,334)	3,224,459
Other	(308,432)	36,650	50,719	(127,032)	(348,095)

Net cash provided by (used in) operating activities	105,022	10,047	7,219	—	122,288

Investing Activities:
ARM Asset purchases	(2,139,899)	(780,980)	(83,658)	991,733	(2,012,804)
ARM Asset sales and principal payments	6,894,268	1,062,954	177,714	(991,733)	7,143,203

Net cash provided by investing activities	4,754,369	281,974	94,056	—	5,130,399

Financing Activities:
Net borrowings (paydowns) from Reverse Repurchase Agreements	(5,473,059)	—	—	—	(5,473,059)
Collateralized Mortgage Debt borrowings	2,869,081	—	—	—	2,869,081
Collateralized Mortgage Debt paydowns	(3,466,681)	—	—	—	(3,466,681)
Proceeds from Senior Subordinated Debt	1,086,458	—	—	—	1,086,458
Other	4,976	(291,650)	(114,222)	—	(400,896)

Net cash provided by (used in) financing activities	(4,979,225)	(291,650)	(114,222)	—	(5,385,097)

Net increase (decrease) in cash equivalents	(119,834)	371	(12,947)	—	(132,410)
Cash and cash equivalents, beginning of period	133,168	2,994	12,947	—	149,109

Cash and cash equivalents, end of period	$13,334	$3,365	$—	$—	$16,699

Thornburg Mortgage, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Nine Months Ended September 30, 2007

(dollars in thousands) (Unaudited)

	TMA	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated
Operating Activities:
Net (loss) income	$(939,783)	$(51,836)	$31,524	$20,312	$(939,783)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Loss (gain) on sale of ARM Assets, net and Derivative, net	1,105,319	23,003	10,382	(24,619)	1,114,085
Other	(137,817)	29,458	89,981	4,307	(14,071)

Net cash provided by (used in) operating activities	27,719	625	131,887	—	160,231

Investing Activities:
ARM Asset purchases	(6,602,428)	(5,322,760)	(3,702,849)	1,476,370	(14,151,667)
ARM Asset sales and principal payments	14,746,988	5,840,749	10,426,531	(1,476,370)	29,537,898

Net cash provided by (used in) investing activities	8,144,560	517,989	6,723,682	—	15,386,231

Financing Activities:
Net (paydowns) borrowings from Reverse Repurchase Agreements	(10,191,821)	—	—	—	(10,191,821)
Collateralized Mortgage Debt borrowings	5,340,953	—	—	—	5,340,953
Collateralized Mortgage Debt paydowns	(4,237,947)	—	1,335,144	—	(2,902,803)
Proceeds from asset backed CP	—	—	(7,906,300)	—	(7,906,300)
Net (paydowns) borrowings from whole loan financing	—	(277,772)	—	—	(277,772)
Other	1,059,630	(241,142)	(260,929)	—	557,559

Net cash provided by (used in) financing activities	(8,029,185)	(518,914)	(6,832,085)	—	(15,380,184)

Net increase (decrease) in cash equivalents	143,094	(300)	23,484	—	166,278
Cash and cash equivalents, beginning of period	36,727	1,967	16,465	—	55,159

Cash and cash equivalents, end of period	$179,821	$1,667	$39,949	$—	$221,437

Note 16. Subsequent Events

On July 23, 2008, the Company commenced its Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock. On October 1, 2008, the Company announced a change in the consideration offered for each share of Preferred Stock tendered to three shares of Common Stock and on October 30, 2008, announced a further extension of the Exchange Offer and Consent Solicitation until 5:00 p.m. New York City time on November 19, 2008 (See Note 2. Override Agreement and Financing Transaction –Exchange Offer and Consent Solicitation).

On October 23, 2008, the Company entered into an exchange agreement with certain holders (the “Holders”) of the Subordinated Notes whereby the Company agreed to exchange over time up to $53.5 million aggregate principal amount of the Subordinated Notes for up to a maximum of 8,333,240 shares of Common Stock (the “Shares”). The exchange price for the notes equals 25% of the principal amount of Subordinated Notes exchanged plus accrued and unpaid interest, and the number of Shares to be received in exchange for Subordinated Notes equals the exchange price of the Subordinated Notes exchanged, divided by 95% of the last sale price of the Shares immediately prior to the sale. Subject to a $5.0 million per business day limitation on exchanges (which may be waived by the Company), the Holders have the discretion to choose the date on which Subordinated Notes will be exchanged and the principal amount of Subordinated Notes to be exchanged. As of November 3, 2008, the Company had exchanged $16.0 million aggregate principal amount of Subordinated Notes for approximately 2.8 million shares.

In October 2008, the Company completed a sale of $37.3 million of ARM Loans at a realized loss of approximately $7.1 million and used the proceeds to reduce whole loan financing facility. In addition, the Company has a pending sale of $92.2 million of ARM loans due to settle in November 2008 for an estimated realized loss of $40.8 million, which reflects a further deterioration in the value of the loans from September 30, 2008. These two transactions are expected to be sufficient to pay off the whole loan financing facilities in full.

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

Override Agreement

As of March 6, 2008, we did not have enough liquid assets to satisfy margin calls approximating $610 million. By March 12, 2008, we had received notices of events of default from five different Reverse Repurchase Agreement counterparties, with an aggregate amount of $1.8 billion in outstanding obligations to these counterparties (all of which were subsequently cured). On March 17, 2008, we entered into an Override Agreement with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing the Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce our obligations to the counterparties under the Reverse Repurchase Agreements.

The covenants of the Override Agreement include, but are not limited to, the following:

(1)	receive proceeds of at least $1 billion of new capital by March 31, 2008,

(2)	pay all unmet margin calls and certain other specified amounts by March 31, 2008 (which totaled $524.5 million),

(3)	establish and maintain a Liquidity Reserve Fund of $350.0 million in the manner specified in the Override Agreement,

(4)

grant a security interest to the counterparties to the Override Agreement in (a) the Liquidity Reserve Fund and our MSRs and (b) the collateral securing our obligations to the counterparties under the Reverse Repurchase Agreements and the Forward Auction Agreements to secure all of our obligations to the counterparties to the Override Agreement, whether under the Reverse Repurchase Agreements and the Forward Auction Agreements or otherwise,

(5)	issue to the counterparties to the Override Agreement, the Override Warrants,

(6)

not enter into any new transactions under existing, or entering into any new Reverse Repurchase Agreements, secured lending agreements or Forward Auction Agreements, or delivering additional collateral there under other than in the event of a credit rating downgrade as provided in the Override Agreement.

(7)

suspend our dividend on Common Stock for the term of the Override Agreement, except that we may declare a dividend in December 2008 for payment in January 2009 of up to 87% of our taxable income for 2008,

(8)	suspend our dividend on Preferred Stock if the amount in the Liquidity Reserve Fund falls below specified levels,

(9)	terminate our Reverse Repurchase Agreements with our one remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner, and

(10)	reduce our obligations under the Reverse Repurchase Agreements with one of the counterparties to the Override Agreement to a specified level.

We believe we were in compliance with all the covenants of the Override Agreement as of November 3, 2008.

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

As a condition to the Override Agreement, we agreed to terminate our Reverse Repurchase Agreements with our one remaining counterparty not party to the Override Agreement by May 16, 2008 in an orderly manner. As of May 16, 2008, all of the Reverse Repurchase Agreements with that counterparty had been terminated. Our Reverse Repurchase Agreements with that counterparty totaled $471.1 million at March 31, 2008. To facilitate the termination of $353.1 million of the Reverse Repurchase Agreements, we sold $293.6 million in assets at a net gain of $13.0 million. The remaining mortgage assets were financed with a counterparty to the Override Agreement with $118.0 million of Reverse Repurchase Agreements.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by us and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, we and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to us under both the Override Agreement and the whole loan financing facility. On August 21, 2008, and in consideration of ongoing negotiations with the Override Agreement counterparties continuing in good faith, we used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on our interpretation of the Override Agreement, which was less than the amount owing based on downgrades under the counterparties’ interpretation of the Override Agreement. As of September 30, 2008, we had identified additional downgrades in its portfolio with a current face of $631.0 million and a carrying value of $352.2 million which would have resulted in an additional margin call of $56.7 million under our interpretation. Since September 30, 2008, and up to November 3, 2008, we have received additional downgrades on mortgage-backed securities held in our portfolio and financed under the Override Agreement. Those downgrades had a current face of $ 510.3 million and a carrying value of $345.1 million and could result in additional margin calls under our interpretation of the Override Agreement of $138.6 million. In total, we believe an additional $195.3 million in margin calls could result from downgrades subsequent to August 21, 2008. We have not paid any amounts on these potential additional margin calls to the counterparties to the Override Agreement.

There can be no assurance that active negotiations with the counterparties to the Override Agreement will continue or that an agreement will be reached. And, if we are unable reach a final agreement on these interpretative issues, the counterparties to the Override Agreement may attempt to terminate the Override Agreement prior to March 16, 2009, in which case certain of our obligations under our Reverse Repurchase Agreements, securities lending and Forward Auction Agreements will become immediately due and payable, which would have a material adverse effect on us as we are not in a position to pay any shortfalls resulting from the liquidation or sale of the underlying collateral.

Financing Transaction

Senior Subordinated Secured Notes

On March 31, 2008, we raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Secured Notes, the Initial Warrants, Escrow Warrants, and Additional Warrants and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933, as amended, with MatlinPatterson as the lead investor. We received $1.15 billion of gross proceeds from the Financing Transaction with the remaining $200.0 million deposited in an escrow account. Because we were unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the escrow was terminated in accordance with its terms and, as a result, the approximately $188.6 million which was then held in escrow was released to the escrow subscribers.

The Senior Subordinated Secured Notes have an initial aggregate principal balance of $1.15 billion and an initial annual interest rate of 18% which will be reduced to 12% upon satisfaction of the Additional Financing Conditions. The Senior Subordinated Secured Notes mature on March 31, 2015 and are not subject to either optional redemption by us or mandatory redemption by the note holders except that the holders of the Senior Subordinated Secured Notes have the right to require us to repurchase the Senior Subordinated Secured Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control of the Company. The Senior Subordinated Secured Notes are secured by a lien junior to the lien securing the Senior Notes on the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Secured Notes on a senior subordinated basis.

Due to our cash constraints and the unresolved issues relating to the Override Agreement, we requested and received the PIK Consent of approximately 98.6% of the holders of the Senior Subordinated Secured Notes to pay the September 30, 2008 interest payment due on the Senior Subordinated Secured Notes in the form of additional Senior Subordinated Secured Notes in lieu of a cash payment. As a result, $102.0 million principal amount of Senior Subordinated Secured Notes (PIK Notes) were issued to such holders as the interest payment.

In addition, as consideration for their PIK Consent, consenting holders received a consent fee, at their election, of either (i) 6.5217 shares of Common Stock in respect of each $1,000 principal amount of Senior Subordinated Secured Notes (Consent Shares) or (ii) additional Senor Subordinated Notes with an aggregate principal amount equal to the market value of the total number of Consent Shares on the date of issuance to which such holders otherwise would have been entitled (Consent Notes). Approximately 60% of the consenting holders elected to receive Consent Notes in the aggregate principal amount of $13.5 million, and approximately 40% of the consenting holders elected to receive 2,954,422 Consent Shares in the aggregate.

Warrants

The purchasers of the Senior Subordinated Secured Notes received Initial Warrants on March 31, 2008. All of these Initial Warrants have now been exercised. Additionally, Escrow Warrants were placed in escrow until the earlier of the satisfaction of the Additional Financing Conditions or September 30, 2008. Because we were unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the Escrow Warrants were released pro rata to the investors in the Financing Transaction according to their aggregate principal amount of the Senior Subordinated Secured Notes. The Initial Warrants and Escrow Warrants, in the aggregate, are exercisable for shares of Common Stock equal to approximately 39.6% of the shares of Common Stock outstanding on a fully diluted basis as of April 11, 2008.

Exchange Offer and Consent Solicitation

On July 23, 2008, we commenced our Exchange Offer and Consent Solicitation for all of our outstanding Preferred Stock. On October 1, 2008, we amended to (i) extend the expiration of the Exchange Offer and Consent Solicitation, (ii) eliminate the $5.00 in cash consideration previously offered for each share of preferred stock and (iii) change the number of shares of our common stock offered for each share of preferred stock to three shares (after giving effect to the Reverse Split), or up to 132,042,645 shares of common stock in the aggregate assuming 100% participation in the Exchange Offer and Consent Solicitation. On September 30, 2008, we received the consent of a majority of the participants in the Principal Participation Agreement to permit the amended Exchange Offer and Consent Solicitation to satisfy the Additional Financing Conditions and to extend the deadline by which we must successfully complete the Exchange Offer and Consent Solicitation in order to satisfy the Additional Financing Conditions to December 31, 2008. On October 31, 2008, we further extended the expiration of the Exchange Offer and Consent Solicitation until 5:00 p.m., New York City time, on November 19, 2008.

The Exchange Offer and Consent Solicitation will satisfy the Additional Financing Conditions if we purchase at least 66 2/3% of the outstanding shares of each series of Preferred Stock, and shareholders approve an amendment to our charter to modify the terms of each series of Preferred Stock, including the elimination of dividends on Preferred Stock. Pursuant to the terms of the Financing Transaction, we must use our best efforts to successfully complete the Exchange Offer and Consent Solicitation but are under no legal obligation to successfully complete the Exchange Offer and Consent Solicitation.

We have also entered into the Principal Participation Agreement with the investors in the Senior Subordinated Secured Notes whereby the investors will receive monthly payments in the amount of the principal payments received on our portfolio of mortgage-backed securities underlying the Override Agreement after deducting principal payments due under the financing agreements that relate to such assets. Investors will be entitled to receive these payments beginning upon the expiration of the Override Agreement on March 16, 2009 and continuing through March 31, 2015. On March 31, 2015, the investors will receive the fair market value of the assets covered by the Principal Participation Agreement after deducting the then outstanding balances of the financings that relate to such assets. The Principal Participation Agreement will terminate upon satisfaction of the Additional Financing Conditions.

We also entered into a registration rights agreement with the purchasers of the Senior Subordinated Secured Notes and we filed a prospectus supplement registering the $1.15 billion aggregate principal amount of outstanding Senior Subordinated Secured Notes on July 30, 2008.

On March 31, 2008, the Manager and certain shareholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, shall acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 7,811,379 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Additional Financing Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

We are in preliminary negotiations to restructure the TMAC Participation Agreement, however we have not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

In connection with the Financing Transaction, we agreed that MatlinPatterson may designate up to three directors to our Board of Directors, depending on MatlinPatterson’s level of ownership of the Warrants and Common Stock, and that we would appoint to our Board of Directors at least two directors designated by investors party to the Warrant Agreement other than MatlinPatterson. On April 22, 2008, MatlinPatterson exercised its right to designate two directors to the Board of Directors, and currently has the right to designate one additional director to the Board of Directors. Effective April 22, 2008, our former directors Michael B. Jeffers and Owen M. Lopez, both of whom were Class II directors, resigned from the Board of Directors and David J. Matlin and Mark R. Patterson were elected by the Board of Directors to fill the resulting vacancies. Messrs. Matlin and Patterson were elected to the Board of Directors for three year terms at the 2008 Annual Meeting. MatlinPatterson retains the right to designate a third director at any time during which it meets the relevant stock ownership requirement. Effective July 14, 2008, Stuart C. Sherman, a Class III director, resigned from the Board and effective July 17, 2008, Thomas F. Cooley was elected by the Board to fill the resulting vacancy. Mr. Cooley was recommended to the Nominating/Corporate Governance Committee by one of the investors in the Financing Transaction other than MatlinPatterson and represents one of the two directors that such other investors may designate.

Reverse Stock Split

On September 26, 2008, we effected a 1-for-10 Reverse Split of the Common Stock. As a result of the Reverse Split, every 10 shares of (old) Common Stock, par value of $0.01 per share, outstanding on September 26, 2008, the effective date, was combined into one share of (new) Common Stock, par value of $0.01 per share. All historical numbers relating to shares of Common Stock have been adjusted to reflect the 1-for-10 Reverse Split.

Strategic Focus

Our primary focus over the coming months will be to successfully complete the Exchange Offer and Consent Solicitation, to complete the sale of the remaining loans currently financed on our warehouse lines of credit, to explore a variety of alternative financing opportunities to replace our Reverse Repurchase Agreement financing and to mitigate other long and short-term risks. Each of these initiatives is an important near-term objective to achieve as we attempt to return to normalized business operations. Additionally, lending in this market environment remains extremely challenging because warehouse financing is difficult to obtain, warehouse financing terms are much less cost effective than they used to be, rating agencies are revising credit enhancement practices and downgrading many mortgage-backed securities, mortgage loans and mortgage-backed securities prices continue to decline, and mortgage-backed securities issuance and trading is at a minimum. Over the longer term, we believe our loan origination franchise provides value to consumers and provides us with high quality assets. Finally, despite a continued increase in loan delinquencies in 2008, the credit quality of our originated and acquired loan portfolios continue to perform well and their performance is consistent with our expectations. As a result, we believe that our credit performance through this difficult market environment validates our historical approach to credit lending for first mortgage loan borrowers.

Third Quarter Financial Results

In the third quarter of 2008, net income before Preferred Stock dividends was $140.0 million, as compared to net loss before Preferred Stock dividends of $1.1 billion a year ago. The increase in our profitability is primarily due to decreases in the fair value of the PPA and Additional Warrant Liability and the Senior Subordinated Secured Notes of $160.2 million and $594.6 million, respectively, partially offset by a net loss on ARM Assets of $662.9 million. Net interest income was $80.1 million compared to $36.2 million for the same quarter of 2007, or 121% more than a year ago. We recorded a net loss of $12.7 million on Derivatives during the third quarter of 2008 primarily as a result of reclassifications related to terminated swaps because the original forecasted transactions are now probable of not occurring. For the quarter, operating expenses as a percentage of average assets increased to 0.32% at September 30, 2008, from zero for the quarter ended September 30, 2007. This increase resulted from a reduction in the capitalizable costs of the operations of TMHL because of reduced loan production and was partially offset because the Manager did not earn an incentive fee for the quarter. The operating expenses for the quarter ended September 30, 2007 were unusually low due to a benefit in long-term incentive awards due to the decline in our stock price during the period.

Book value at September 30, 2008 was a deficit of $(34.20) per common share, as compared to $(36.76) per common share at June 30, 2008. The decrease in the per share deficit is principally due to the PPA and Additional Warrant Liability fair value improvement and other factors discussed above, partially offset by a $47.2 million net decrease in the unrealized market value of our Purchased ARM Assets and hedging instruments recorded in OCI.

The portfolio yield during the third quarter of 2008 increased 22 BPs to 7.17% from 6.95% in the prior quarter, primarily due to a 30 basis point increase in accretion of asset discounts.

Our average cost of funds decreased to 6.01% in the third quarter from 6.19% in the prior quarter. This resulted in an average net interest margin of 1.16% for the quarter. The primary cause of the decrease in our cost of funds from the second quarter of 2008 was a decrease in the 1-month LIBOR rate during the period.

Discount accretion for the quarter ended September 30, 2008 resulted in accretion of $81.7 million for the third quarter of 2008, which reflects an actual CPR for the quarter of 12%, down from 16% and 14%, respectively, for the quarters ended June 30, 2008 and September 30, 2007, respectively. In calculating our amortization for the third quarter of 2008, we have assumed prepayments for our portfolio will be 13% CPR for three months before accelerating to a forecasted average CPR of 17.2%. Our forecast is based on prepayment rates and the age, coupon and product-based vectors of our portfolio. We believe our prepayment assumptions are prudent yet representative of the competing factors of current mortgage interest rates offset by declining real estate values and considerably tighter lending standards. Largely as a result of the other-than-temporary impairment charges taken in the fourth quarter of 2007 and the first three quarters of 2008, we own our mortgage assets at a net discount of 9.65%, which suggests that any increase in prepayments will have a positive impact on our portfolio spreads and margins.

Asset Acquisitions

As noted in the description of the Override Agreement above, we may not enter into any new Reverse Repurchase Agreement transactions until March 2009; thus, we did not acquire any Purchased ARM Assets in the third quarter of 2008. Also, we did not originate or purchase any loans during the third quarter of 2008.

Credit Quality

We remain committed to preserving strong asset quality. At September 30, 2008, based on the highest rating received by at least one of the Rating Agencies, approximately 96.5% of our ARM Asset portfolio was High Quality of which 13.6% represented Purchased ARM Assets rated AAA or AA and the remaining 82.9% was comprised of High Quality ARM Loans.

Purchased Securitized Loans comprised 1.5% of ARM assets at September 30, 2008. We have retained the credit risk associated with the ownership of these Purchased Securitized Loans which have a total principal balance of underlying loans of $5.3 billion. Accordingly, we have estimated credit losses in the form of a nonaccretable discount of $22.4 million, or 0.42% of the balance of these securities.

Actual loss and delinquency experience, among other performance factors, indicate that the credit quality of our entire portfolio of ARM Assets continues to outperform the market in general. None of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. Our ARM Loan portfolio has experienced very few early payment defaults and only 324 of our 33,591 ARM Loans, or 96 BP, are more than 60 days delinquent and another 61 are REO at September 30, 2008. Further, we have no repurchase obligations on any ARM Loans that we have originated. In the third quarter the ratings agencies continued their broad reassessment of the structure and credit enhancement of mortgage backed securities, particularly those issued in 2006 and 2007. In the second quarter and through August 22, 2008 of the third quarter, the majority of the downgrades were precipitated by Fitch Ratings. However, more recently Standard & Poor’s and Moody’s Investors Service have reassessed MBS included in our portfolio as well. As of September 30, 2008, as a result of this ongoing reassessment, current face of $2.0 billion and carrying value of $1.2 billion of MBS in our portfolio had been downgraded by at least one ratings agency since June 30, 2008. Additional MBS with a current face value of $510.3 million and carrying value of $345.1 million which also serve as collateral under the Reverse Repurchase Agreements were downgraded during the period from September 30, 2008 to November 3, 2008. The MBS downgraded by ratings agencies reported on a cumulative basis by the lowest current rating as of the ends of both the second and third quarters of 2008 and as of November 3, 2008 are as follows (in thousands):

	Cumulative Bonds Downgraded as of June 30, 2008
	Downgraded		Not Downgraded		Total
Current Rating	Current Face	Fair Value	Current Face	Fair Value	Current Face	Fair Value
Agency	$—	$—	$235,705	$236,695	$235,705	$236,695
Prime AAA	—	—	2,624,835	2,298,046	2,624,835	2,298,046
Alt-A AAA	—	—	2,696,251	2,112,776	2,696,251	2,112,776
AA	—	—	887,672	584,467	887,672	584,467
A	—	—	425,530	231,382	425,530	231,382
BBB	58,049	31,403	235,388	107,139	293,436	138,543
BB	9,707	4,262	126,388	44,062	136,095	48,324
B	22,279	7,501	96,927	20,913	119,206	28,414
Less Than B	33,869	4,895	106,701	12,349	140,571	17,244

	$123,904	$48,061	$7,435,397	$5,647,829	$7,559,301	$5,695,890

	Cumulative Bonds Downgraded as of September 30, 2008
	Downgraded		Not Downgraded		Totals
Current Rating	Current Face	Fair Value	Current Face	Fair Value	Current Face	Fair Value
Agency	$—	$—	$220,616	$221,624	$220,616	$221,624
Prime AAA	—	—	1,991,333	1,586,939	1,991,333	1,586,939
Alt-A AAA	—	—	1,578,090	1,131,159	1,578,090	1,131,159
AA	360,500	223,762	794,918	443,462	1,155,418	667,224
A	526,475	325,166	301,915	146,407	828,390	471,572
BBB	488,129	314,288	154,606	64,220	642,734	378,508
BB	178,341	83,272	88,253	27,534	266,594	110,807
B	379,617	194,624	62,213	11,577	441,830	206,200
Less Than B	114,637	16,676	101,460	7,999	216,098	24,676

	$2,047,699	$1,157,788	$5,293,404	$3,640,921	$7,341,103	$4,798,709

	Cumulative Bonds Downgraded as of November 3, 2008
	Downgraded		Not Downgraded		Total
Current Rating	Current Face	Fair Value	Current Face	Fair Value	Current Face	Fair Value
Agency	$—	$—	$220,616	$221,624	$220,616	$221,624
Prime AAA	—	—	1,577,358	1,284,481	1,577,358	1,284,481
Alt-A AAA	—	—	1,509,771	1,097,903	1,509,771	1,097,903
AA	488,503	326,408	794,918	443,462	1,283,421	769,870
A	561,729	342,911	274,490	133,486	836,219	476,397
BBB	396,440	223,125	147,965	61,763	544,405	284,888
BB	428,970	264,407	88,253	27,534	517,222	291,941
B	546,119	323,936	62,213	11,577	608,333	335,513
Less Than B	136,283	22,079	107,475	14,013	243,758	36,092

	$2,558,044	$1,502,866	$4,783,059	$3,295,843	$7,341,103	$4,798,709

As of November 3, 2008, MBS in our portfolio with a current face value of $2.6 billion and $1.5 billion in carrying value have been downgraded. The tables below set forth both the MBS portfolio in total and the subset of downgraded securities based on the type of loan collateral (Prime and Alt A), current rating, the percentage of 60 plus day delinquent loans in each category, the original loan-to-value and remaining credit enhancement. The downgrades presented reflect the lowest current rating of any of the ratings agencies. Notwithstanding the downgrades, our Purchased ARM Asset portfolio continues to perform well from a credit loss standpoint because of the significant amount of remaining credit enhancement that absorbs credit losses as they occur, despite recent rating agency activities.

Prime Mortgage Backed Securities Downgraded between Override Date and November 3, 2008

Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Seriously Delinquent	LTV	Credit Enhancement
AA	$140,993	$110,057	4.19%	70.95%	15.25%
A	332,257	212,315	12.03	73.59	11.19
BBB	181,282	66,807	2.56	69.58	2.09
BB	411,159	259,530	13.16	72.17	8.73
B	211,445	128,946	3.47	67.12	4.30
NR	102,384	17,580	4.74	69.57	1.00

	$1,379,520	$795,235	8.47	71.08	7.86

Alt-A Mortgage Backed Securities Downgraded between Override Date and November 3, 2008
Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Seriously Delinquent	LTV	Credit Enhancement
AA	$347,508	$216,351	10.95%	72.77%	11.81%
A	229,472	130,596	11.61	69.79	10.23
BBB	215,158	156,318	14.27	75.62	13.72
BB	17,811	4,877	11.34	70.50	7.94
B	334,674	194,990	29.18	75.93	14.39
NR	33,899	4,499	17.12	70.09	2.96

	$1,178,522	$707,631	17.04	73.50	12.27

Total Mortgage Securities Downgraded between Override Date and November 3, 2008
Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Seriously Delinquent	LTV	Credit Enhancement
AA	$488,503	$326,408	9.00%	72.25%	12.80%
A	561,729	342,911	11.86	72.04	10.80
BBB	396,440	223,125	8.91	72.86	8.40
BB	428,970	264,407	13.09	72.10	8.70
B	546,119	323,936	19.23	72.52	10.48
NR	136,283	22,079	7.82	69.70	1.49

	$2,558,044	$1,502,866	12.42	72.19	9.89

Total Prime Mortgage Backed Securities
Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Seriously Delinquent	LTV	Credit Enhancement
AAA	$1,583,372	$1,290,495	3.16%	66.92%	8.71%
AA	918,756	541,578	2.63	67.78	5.46
A	607,005	345,994	7.60	70.50	7.05
BBB	326,598	127,333	2.15	68.04	1.74
BB	499,304	286,975	11.17	71.16	7.36
B	271,903	140,518	3.10	66.89	3.46
NR	188,768	23,926	3.35	68.03	0.55

	$4,395,706	$2,756,819	4.50	68.20	6.46

Total Alt-A Mortgage Backed Securities
Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Percent Seriously Delinquent	LTV	Credit Enhancement
AAA	$1,509,771	$1,097,903	16.69%	72.98%	19.41%
AA	363,993	227,890	10.62	72.54	11.50
A	229,473	130,596	11.61	69.79	10.23
BBB	218,220	157,764	14.11	75.46	13.56
BB	17,919	4,966	11.36	70.51	7.93
B	336,430	194,995	29.14	75.88	14.31
NR	48,975	6,153	17.13	70.21	4.74

	$2,724,781	$1,820,266	7.51	73.15	16.14

Total Securities
Based on Current Rating as of September 30, 2008

	(dollars in thousands)

	Current Face	Fair Value	Percent Seriously Delinquent	LTV	Credit Enhancement
AAA	$3,093,143	$2,388,398	9.76%	69.88%	13.93%
AA	1,282,749	769,468	4.90	69.13	7.18
A	836,478	476,590	8.70	70.30	7.92
BBB	544,818	285,097	6.94	71.02	6.47
BB	517,222	291,941	11.18	71.14	7.38
B	608,333	335,513	17.50	71.86	9.46
NR	237,743	30,079	6.19	68.48	1.41

	$7,120,487	$4,577,085	9.19	70.09	10.16

Despite the generally elevated percentage of delinquent loans in the 60+ day category within the segment of downgraded bonds, the loans backing the securities have loan to value ratios that average 70.1% at origination and also have substantial percentage amounts of current credit enhancement in the form of subordination. In the case of these bonds, the classes within the securitization structure that have a lower rating than ours absorb losses before our classes would realize any principal losses. Further, for certain of the AAA rated assets, the credit enhancement percentage may increase as the lower rated classes are precluded by the structure from receiving any monthly principal pay downs until specified elevated credit enhancement levels are attained. As a result, the aggregate credit enhancement could potentially grow as a percentage of the total outstanding loan balance as the portfolio ages. Realized losses offset and may reverse this effect. Based on our assessment of these new ratings, we believe that only the BB, B and NR classes are likely to experience any actual principal losses, and we further expect that those losses are likely to be very small relative to the size of our portfolio, and for the B rated class, the largest class, to the extent that losses occur, those losses are likely to be realized far in the future. To the extent that these securities are carried at fair value, we further believe that the fair value adjustments more than adequately reflect our potential for principal loss.

Originated and Bulk Purchased Loan Portfolio

At September 30, 2008, 60-day plus delinquent loans and REO properties in our originated and bulk purchased loans totaled 1.58% of our $21.4 billion portfolio of securitized and unsecuritized ARM Loans, up from 0.81% at June 30, 2008, but still significantly below the industry’s conventional prime ARM loan delinquency ratio of 8.25% at June 30, 2008 as reported by the Mortgage Bankers Association. One category of bulk purchased loans, specifically $528.0 million of Pay Option ARMs purchased from one seller, continues to exhibit substantially higher delinquencies than the rest of our loan portfolio and is effectively doubling our total portfolio delinquency rate. However, we expected that these loans would experience higher delinquencies and losses when we made the acquisition and are managing these delinquencies so as to control losses. We believe that the impairments totaling $631.3 million reflected in our Securitized ARM Loans greatly exceeded all probable credit losses inherent in the ARM loan portfolio at September 30, 2008.

ARM Loan Sale and Securitization Activity

Consistent with broader market conditions and a lack of liquidity for securitized loans at reasonable prices, we did not complete a securitization in the second or third quarters of 2008. We completed a sale of $111.2 million in ARM loans at a loss of $13.2 million during the third quarter of 2008 due to the need to reduce our warehouse financing and the inaccessibility of the securitization market. We will continue to pursue loan sale opportunities in the fourth quarter of 2008.

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

Important factors that may impact our actual results or may cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, the impact of the Financing Transaction; our ability to meet our interest payment obligations under the Senior Subordinated Secured Notes, our ability to meet the ongoing conditions of the Override Agreement and ongoing negotiations with the parties thereto with respect to the application of such agreement and the interpretation of certain ambiguities under such agreement, general economic conditions, ongoing volatility in the mortgage and mortgage-backed securities industry, our ability to meet the ongoing conditions of the Override Agreement, our ability to complete the Exchange Offer and Consent Solicitation, changes in interest rates, changes in yields on adjustable and variable rate mortgage assets available for purchase, changes in the yield curve, changes in prepayment rates, changes in the supply of mortgage-backed securities and loans, changes in market prices for mortgage-backed securities, our ability to obtain financing and the terms of any financing that we do obtain, our ability to raise additional capital, our ability to retain or sell additional assets, our ability to meet additional margin calls and our ability to continue as a going concern. Other factors that may impact our actual results are discussed herein. The risk factors discussed in Item 1A hereof update the risk factors previously disclosed in our 2007 Annual Report on Form 10-K/A. We do not intend to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

•

Accounting for the Override Agreement and the Financing Transaction. The terms of the Override Agreement entered into on March 17, 2008 and the Financing Transaction completed on March 31, 2008 are highly complex and include components that are not common to many borrowing transactions, such as the Principal Participation Agreement and the Additional Financing Conditions. In allocating the financing proceeds amongst the components of the Financing Transaction, we maximized the use of observable inputs to measure the fair value of the components. However, given the highly complex nature of the transactions, the observable inputs such as our Common Stock price and the trading of puts and calls on our Common Stock may not have reflected their actual fair value if the market had not completely and accurately interpreted the terms of the transactions. When an observable input was not available, we used unobservable inputs reflecting our market assumptions. Also, because there will be different outcomes dependent upon whether the Additional Financing Conditions are satisfied or not, we estimated the probability of their satisfaction and we may not have estimated the probability correctly.

We determined that the terms of the Override Agreement do not require it to be accounted for as a sale of the assets, a troubled debt restructuring or a substantial modification of the original debt based on a comparison of the cash flows under the Override Agreement to the cash flows under the original debt and after considering the incremental costs of the Override Agreement. Therefore, no gain or loss resulted from the transaction. The Override Warrants issued by us to counterparties of the Override Agreement are part of the consideration paid to the Override Agreement counterparties. Therefore the fair value of the Override Warrants of $25.1 million at March 31, 2008 was recorded in Shareholders’ Deficit on the Condensed Consolidated Balance Sheets. Of that amount, $20.7 million, the amount related to Override Warrants issued to Reverse Repurchase Agreement counterparties, was deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Condensed Consolidated Balance Sheets and $4.5 million, the amount related to Override Warrants issued to Forward Auction Agreement counterparties, was recorded in Other Assets on the Condensed Consolidated Balance Sheets. The debt discount related to the Override Warrants issued to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the Override Warrants issued to the Forward Auction Agreement counterparties is amortized over the term of the Override Agreement on a straight-line basis. We incurred $472,000 for third-party costs associated with the Override Agreement.

On March 31, 2008, the Manager and certain shareholders of the Manager signed the TMAC Participation Agreement, whereby MP TMAC LLC, an affiliate of MatlinPatterson, acquired a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire the aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 7,811,379 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Additional Financing Conditions. The Manager has transferred this option to the counterparties to the Override Agreement. The fair value of this option of $36.5 million at March 31, 2008 was considered a capital contribution to the Company by the Manager and has been recorded in Shareholders’ Deficit on the Condensed Consolidated Balance Sheets with $30.0 million, the amount related to the option transferred to Reverse Repurchase Agreement counterparties, deferred and recorded as a debt discount on Reverse Repurchase Agreements on the Condensed Consolidated Balance Sheets and $6.5 million, the amount related to the option transferred to Forward Auction Agreement counterparties, recorded in Other Assets on the Condensed Consolidated Balance Sheets. The debt discount related to the option transferred to Reverse Repurchase Agreement counterparties is being amortized over the term of the Override Agreement using the interest method. The asset related to the option transferred to the Forward Auction Agreement counterparties will be amortized over the term of the Override Agreement on a straight-line basis. The Company is in preliminary negotiations to restructure the TMAC Participation Agreement, however the Company has not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

The initial $1.15 billion in Financing Transaction proceeds was allocated to the Senior Subordinated Secured Notes, the Initial Warrants and Escrow Warrants, the commitment for the escrowed funds, and the PPA and Additional Warrant Liability based on the relative fair values of these elements. As of March 31, 2008, $494.4 million was initially allocated to the Senior Subordinated Secured Notes, $55.7 million was allocated to the Initial Warrants and Escrow Warrants, $592,500 was allocated to the commitment for the escrowed funds and $600.5 million was allocated to the PPA and Additional Warrant Liability. The Initial Warrants and Escrow Warrants are recorded in Shareholders’ Deficit, net of $3.0 million in issuance costs. The remaining $188.6 million in escrowed funds was released at September 30, 2008 to the escrow subscribers due to our failure to satisfy the Additional Financial Conditions. The Company’s initial $592,500 asset, related to the commitment of the investors to lend up to the remaining escrowed funds in exchange for additional Senior Subordinated Secured Notes to be issued by the Company upon the satisfaction of the Additional Financing Conditions, expired and was written off as of September 30, 2008.

As a derivative, the PPA and Additional Warrant Liability is required to be marked to fair value at the end of each period. At March 31, 2008, the adjustment to the PPA and Additional Warrant Liability after the initial allocation referenced above was an increase to the liability of $520.5 million to a total of $1.1 billion, with $520.5 million recorded as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements. The Company elected the fair value option in accounting for the Senior Subordinated Secured Notes because it believes that it more accurately reflects the economic substance of the transaction at inception and on an ongoing basis. With the passage of time, a cost-based measure would become irrelevant in assessing the Company’s financial performance. The Company believes the fair value option provides users of the financial statements with more relevant and understandable information to better assess the Company’s financing costs and opportunities. At March 31, 2008, the difference between the initial allocation and the fair value of the Senior Subordinated Secured Notes of $923.0 million of $428.6 million was recorded as Senior Subordinated Secured Notes fair value changes in the Condensed Consolidated Income Statements. The amortization of the difference between the face amount of the initial Senior Subordinated Secured Notes of $1.15 billion and the March 31, 2008 fair value of $923.0 million is classified as interest expense, along with the accrual of the coupon interest, over the term of the Senior Subordinated Secured Notes.

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

The following table presents a sensitivity analysis to show the one time adjustment we would have to make to our net discount of $2.0 billion at September 30, 2008 for 1% and 2% CPR increases and decreases to our lifetime prepayment assumptions. The purpose of this analysis is to provide an indication of the impact that changes to the lifetime prepayment assumptions have on our net discount. We believe the current assumptions used, which average 17.2% CPR, are appropriate and consistent with our long-term portfolio experience.

Changed Assumption	Increase (Decrease) in Net Discount (in thousands)
Prepayment assumption increased by 1% CPR	$(4,077)
Prepayment assumption increased by 2% CPR	$(8,195)
Prepayment assumption decreased by 1% CPR	$3,617
Prepayment assumption decreased by 2% CPR	$7,353

Future discount or premium accretion will also be influenced by new asset acquisitions, actual prepayments, changes in the forward interest rate curve and changes in the indices that drive future yields on Hybrid ARM and Traditional ARM assets.

•

Fair Value. We record our Purchased ARM Assets, commitments to purchase ARM Loans and Hybrid ARM Hedging Instruments at fair value. Securitized ARM Loans, ARM loans held for sale or securitization and MSRs are recorded at the lower of cost or fair value. The fair values of most of our Purchased ARM Assets, Securitized ARM Loans and all of our Hybrid ARM Hedging Instruments are based on Market Price Equivalents. If the fair value of a Purchased ARM Asset is not reasonably available from a quoted market price, management estimates the fair value. For Purchased ARM Assets valued by management, we first look to identify a security in our portfolio for which a quoted market price is available that has similar characteristics including interest coupon, product type, credit rating, seasoning and duration. The quoted market price of the similar security is then used to value the security for which there was no quoted market price, by applying the percentage change in price of the similar security for the relevant period to the price of the security for which there was no quoted market price. Our objective is to use the quoted market price as the primary valuation indicator; however, if we are unable to identify a similar security in our portfolio, we look to recent market transactions of similar securities or make inquiries of broker-dealers that trade similar securities and use the data obtained to calculate a market price based on a yield or spread target. The net unrealized gain or loss on loans expected to be purchased from correspondent lenders and bulk sellers and the fair value of ARM Loans held for sale or securitization are calculated using the same methodologies that are used to price our ARM Loans, adjusted for anticipated fallout of purchase loan commitments that will likely not be funded. The fair value of MSRs is based on internally developed valuation models. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. At September 30, 2008, management’s judgment was used to estimate the fair value of $4.8 billion or 18.9% of our ARM Assets and 100% of our commitments to purchase ARM Loans. See Note 3 to the Condensed Consolidated Financial Statements for a summary table of the methodologies used to value ARM Assets.

•

Impairment of Purchased ARM Assets and Nonaccretable Discounts on Purchased ARM Assets. Purchased ARM Assets are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be impaired. We evaluate whether our Purchased ARM Assets are considered impaired, evaluate whether the impairment is other-than-temporary, and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the amortized cost basis of the Purchased ARM Asset and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, changes in credit ratings, delinquency data on the loans underlying the respective securities and other information to determine whether unrealized losses are reflective of credit deterioration and to evaluate management’s ability and intent to hold the investment to maturity or recovery. Because the estimate for other-than-temporary impairment requires management judgment, we consider this to be a critical accounting estimate. We do not believe the declines in the market value of our securities are reflective of deterioration in the actual credit performance of our assets. However, we determined that we may not have the ability to hold our Purchased ARM Assets until recovery; therefore the differences between the amortized cost basis and the market value of these assets were determined to be other-than-temporary impairments and recognized in the Condensed Consolidated Income Statements. We believe the fair values presented in the Condensed Consolidated Balance Sheets reflect all expected credit losses.

A portion of our Purchased Securitized Loans are rated less than Investment Grade and represent subordinated interests in high-quality, first lien residential mortgage loans. We generally purchase the less than Investment Grade classes at a discount. Based upon management’s analysis and judgment, a portion of the purchase discount is subsequently accreted as interest income under the effective yield method while the remaining portion of the purchase discount is treated as a nonaccretable discount which reflects the estimated unrealized loss on the securities due to credit losses on the underlying loans. We review Purchased Securitized Loans quarterly for impairment and record or adjust nonaccretable discounts accordingly. Nonaccretable discounts are increased by recognizing an impairment loss when management determines that there is a decline in the fair value of a Purchased Securitized Loan that is considered other-than-temporary and decreased when there is improvement in the risk exposures. Any such determinations are based on management’s assessment of numerous factors affecting the fair value of Purchased Securitized Loans, including, but not limited to, current economic conditions, potential for natural disasters, delinquency trends, credit losses to date on underlying mortgages and remaining credit protection. If management ultimately concludes that the nonaccretable discounts will not represent realized losses, the balances are accreted into the Condensed Consolidated Income Statements over the remaining life of the loan under the interest method.

For additional information on our significant accounting policies, see Note 3 to the Condensed Consolidated Financial Statements.

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

In April 2007, the FASB issued FASB Staff Position FASB Interpretation Number 39-1, “Amendment of FASB Staff Position FASB Interpretation Number 39.” FASB Interpretation Number 39-1 amends certain paragraphs of FASB Interpretation Number 39, “Offsetting of Amounts Related to Certain Contracts, – an interpretation of Accounting Research Bulletin Opinion Number 10 and SFAS 105” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. We have elected to offset fair value amounts recognized for derivative instruments under master netting arrangements. FASB Interpretation Number 39-1 became effective for us on January 1, 2008, and did not have a material impact on our consolidated financial statements.

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

While we are not a bank or savings and loan institution and we do not have the same access to liquidity or insured deposits, our business purpose, portfolio, strategy and method of operation are best understood in comparison to such institutions. Unlike a bank or savings and loan institution, we finance the purchases and originations of our ARM Assets with equity capital, unsecured debt, Collateralized Mortgage Debt and short-term borrowings that are subject to rollover risk instead of deposits or Federal Home Loan Bank advances. When we borrow short-term or floating-rate funds to finance our Hybrid ARM Assets, we may enter into interest rate hedging transactions, which are intended to fix, or cap, our borrowing costs during the fixed-rate period of the Hybrid ARM assets. We manage our exposure to changes in interest rates by holding primarily ARM Assets and generally maintain a portfolio Effective Duration of less than one year, which is a calculation expressed in months or years that is a measure of the expected price change of our ARM Assets, Hedging Instruments and other borrowings based on changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy. We have a policy to operate with an Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, of at least 8%. See “Capital Utilization and Leverage” for an explanation and a calculation of our Adjusted Equity-to-Assets Ratio. At September 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 18.13%. Moreover, we focus on acquiring High Quality assets to control potential credit losses and to improve our access to financing. Our operating structure has resulted in operating costs well below those of other mortgage originators and mortgage portfolio lenders. Our corporate structure differs from most lending institutions in that we are organized for tax purposes as a REIT and, therefore, pay substantially all of our earnings in the form of dividends to shareholders.

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

We acquire and originate ARM Loans for our portfolio through our correspondent lending, wholesale lending, direct retail lending and bulk acquisition programs. Our correspondent lending program currently includes 272 approved correspondents. In the second quarter of 2006, we began originating ARM Loans through our wholesale lending channel and as of September 30, 2008, we had 563 approved mortgage brokerage firms. Our direct retail lending channel originates ARM Loans through direct contact with consumers and we are currently authorized to lend in 48 states and the District of Columbia. We believe that these diversified sources for ARM Loans enable us to consistently find attractive opportunities to acquire or create high quality assets at attractive yields and spreads for our portfolio.

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

In 2006 and 2007, we acquired and originated Pay Option ARMs as well as Purchased Securitized Loans collateralized by Pay Option ARMs and as of September 30, 2008, we held $1.0 billion of Pay Option ARMs in our portfolio, the majority of which were purchased through bulk loan acquisitions and Purchased Securitized Loans. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. Pay Option ARMs have features that allow borrowers to defer making the full interest payment on their loans. Therefore, the potential loss in the event of default could be higher than on a loan that does not provide for deferral of interest. The Pay Option ARMs have features that limit the deferred interest to 110% to 125% of the original loan balance. If the loan balance reaches the applicable limit, additional interest may not be deferred and the monthly minimum payment is increased to an amount that would amortize the loan over its remaining term. As of September 30, 2008, accumulated deferred interest was $75.9 million. Our Pay Option ARMs had an average original effective loan-to-value ratio of 68% and an average original FICO score of 717 at September 30, 2008.

We may invest up to 5% of total assets in fifteen year fixed-rate assets, although, as of September 30, 2008, we did not hold any fixed-rate assets. We may use Hybrid ARM Hedging Instruments to fix, or cap, the interest rates on the short-term borrowings and floating-rate Collateralized Mortgage Debt financing our Hybrid ARM Assets. See also “Hedging Strategies” below.

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

Credit Quality

One of our strategic focuses is high credit quality assets. We believe this strategy controls our credit losses and financing costs. As of September 30, 2008, based on the highest rating received from at least one of the Rating Agencies, approximately 96.5% of our ARM Asset portfolio was High Quality. We remain committed to preserving strong asset quality. Actual loss and delinquency experience among other performance factors indicate that the credit quality of our entire portfolio of ARM Assets continues to be exceptional. Nevertheless, the ratings agencies under took a broad reassessment of the structure and credit enhancement of mortgage backed securities, particularly those issued in 2006 and 2007 subsequent to the end of the second quarter. As a result of this reassessment, a substantial number of MBS have been downgraded, including MBS in our portfolio. Actual loss and delinquency experience, among other performance factors, indicate that the credit quality of our entire portfolio of ARM Assets continues to outperform the market in general. None of the mortgage assets in our Purchased ARM Assets portfolio are credit enhanced or credit guaranteed by any of the private sector mono-line credit insurers. Our ARM Loan portfolio has experienced very few early payment defaults and only 324 of our 33,591 ARM Loans, or 96 BP, are more than 60 days delinquent and another 61 are REO at September 30, 2008. Further, we have no repurchase obligations on any ARM Loans that we have originated. Nevertheless, in the third quarter the ratings agencies continued their broad reassessment of the structure and credit enhancement of mortgage backed securities, particularly those issued in 2006 and 2007. In the second quarter and through August 22, 2008 of the third quarter, the majority of the downgrades were precipitated by Fitch Ratings. However, more recently Standard & Poor’s and Moody’s Investors Service have reassessed MBS included in our portfolio as well. As of September 30, 2008, as a result of this ongoing reassessment, current face of $1.9 billion and carrying value of $1.1 billion of MBS in our portfolio had been downgraded by at least one ratings agency since June 30, 2008. Additional MBS with a current face value of $569 million and carrying value of $372 million which also serve as collateral under the Reverse Repurchase Agreements were downgraded during the period from September 30, 2008 to November 3, 2008.

Our High Quality ARM Assets include “A quality” ARM loans that we have purchased or originated and securitized either into ARM pass-through certificates or into Collateralized Mortgage Debt financings for our own portfolio. We retain the risk of potential credit losses on all of these loans. At September 30, 2008, our 60-plus day delinquent loans and REO were 1.58% of our $21.4 billion portfolio of securitized and unsecuritized loans, significantly below the comparable industry conventional prime ARM loan 60-plus day delinquency of 8.25% measured as of June 30, 2008, the most recent date for which Mortgage Bankers Association data is available. While we experienced an increase in delinquent loans and REO during the quarter to 1.58% from 0.81% at June 30, 2008, the credit performance of our loans still ranks among the best in the industry. The following table summarizes the 324 delinquent loans out of the 33,591 loans in our $21.4 billion ARM loan portfolio as of September 30, 2008 (dollar amounts in thousands):

September 30, 2008

Delinquency Status	Loan Count	Loan Balance of Impaired Loans	Percent of # of ARM Loans		Percent of ARM Loan Portfolio		Percent of Total Assets
TMHL Originations
60 to 89 days	47	$41,897	0.19%		0.26%		0.16%
90 days or more	10	11,819	0.04		0.07		0.04
In bankruptcy and foreclosure	110	91,220	0.45		0.57		0.35

	167	144,936	0.68	(1)	0.90	(1)	0.55

Bulk Acquisitions
60 to 89 days	22	24,094	0.21		0.40		0.09
90 days or more	26	28,691	0.25		0.47		0.11
In bankruptcy and foreclosure	109	107,458	1.07		1.77		0.41

	157	160,243	1.53	(2)	2.64	(2)	0.61

	324	$305,179	0.96%		1.38%		1.16%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

As of September 30, 2008, we owned 61 REO as a result of foreclosing on delinquent loans with original loan balances of $45.8 million and an associated valuation reserve of $15.2 million.

We realized loan losses and charge-offs to REO totaling $6.1 million in the third quarter of 2008. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at September 30, 2008. We continue to monitor performance in various geographic markets and continue to believe our portfolio is geographically well diversified and not unduly subject to any individual market stresses.

In 2006, we acquired a portfolio of Traditional Pay Option ARMs as well as Purchased Securitized Loans collateralized by Traditional Pay Option ARMs because they represented an opportunity to earn a better investment return even after taking into account the increased potential for losses due to mortgage loan defaults. As of September 30, 2008, we held $788.5 million of Traditional Pay Option ARMs in our ARM loan portfolio, the majority of which were purchased through bulk loan acquisitions, and $258.4 million of Traditional Pay Option ARMs in our Purchased Securitized Loans portfolio. Our last Traditional Pay Option ARM purchase was in January 2007, and we are no longer acquiring or originating this type of loan for our portfolio. The following table summarizes the greater than 60 day delinquency information on our Traditional Pay Option ARMs as of September 30, 2008 (dollar amounts in thousands):

	Loan Count	Loan Balance of Impaired Loans	Percent of ARM Loan Portfolio		Percent of Total Assets
ARM Loan Portfolio:
TMHL Originations
Traditional Pay Option ARMs	1	$1,047	0.01%		0.00%
All other delinquent loans	166	143,889	0.85		0.50

	167	144,936	0.86	(1)	0.50

Bulk Acquisitions
Traditional Pay Option ARMs	59	104,385	0.62		0.36
All other delinquent loans	98	55,857	0.33		0.19

	157	160,242	0.95	(2)	0.55

	324	$305,178	1.38%		1.05%

Purchased Securitized Loan Portfolio:
Traditional Pay Option ARMs	28	$84,079			0.29%
All other delinquent loans	118	45,487			0.16

	146	$129,566			0.45%

(1)	Calculated as a percent of total TMHL originations.
(2)	Calculated as a percent of total bulk acquisitions.

Our Fixed Option ARMs and Traditional Pay Option ARMs in our ARM Loan portfolio had an average original effective loan-to-value ratio of 68.0% and an average original FICO score of 717 at September 30, 2008. We determined that the delinquencies in our Purchased Securitized Loans suggest that eventual losses may exceed prior expectations. Therefore, we recorded a $4.2 million impairment charge against those securities as a nonaccretable discount during the nine months ended September 30, 2008 increasing our nonaccretable discount on Purchased Securitized Loans to $22.4 million at September 30, 2008. In the third quarter of 2008, we experienced recoveries of $10,200 and realized losses of $3.7 million with respect to those securities but additional losses are expected. Further, we are actively pursuing reselling certain of the underlying loans back to the originator as a result of our belief that the originator breached various representations and warranties in the original purchase contract. To the extent that such repurchase obligations can be enforced, we will further reduce our exposure to credit losses on these mortgage-backed securities. Additionally, because we sold some of the senior classes of some of our Purchased Securitized Loans and retained all of the lower rated classes of those securities, the total outstanding balance of underlying loans for which we have credit risk in our Purchased Securitized Loan portfolio is $5.3 billion. We believe the losses inherent in our Purchased Securitized Loan portfolio at September 30, 2008 are appropriately reflected in the fair value of these assets.

Financing Strategies

We finance our ARM Assets using common and preferred equity capital, secured and unsecured debt, Collateralized Mortgage Debt and short-term borrowings such as Reverse Repurchase Agreements and whole loan financing facilities.

Reverse Repurchase Agreements involve a simultaneous sale of pledged securities to a lender at an agreed-upon price in return for our agreement to repurchase the same securities at a future date (the maturity of the borrowing) at a higher price. The price difference is the cost of borrowing under these agreements. These are typically short-term borrowings that need to be rolled over at each maturity. As more fully described in Note 2 to the Condensed Consolidated Financial Statements, we entered into an Override Agreement on March 17, 2008 with five of our six remaining Reverse Repurchase Agreement and Forward Auction Agreement counterparties. Pursuant to the terms of the Override Agreement, the maturity date of all the existing Reverse Repurchase Agreements with the five counterparties is deemed to be March 16, 2009, the termination date of the Override Agreement, and each of the counterparties has agreed that it will not invoke margin calls or increase margin requirements beyond contractually specified levels during the term of the Override Agreement. We and the parties to the Override Agreement have determined that the Override Agreement has some possible ambiguities as to the amount, timing, calculation methodology and limits of margin calls against the Liquidity Reserve Fund. We and the parties to the Override Agreement are in negotiations to resolve the potential ambiguities. The interest rate on all existing Reverse Repurchase Agreements financing AAA and AA-rated mortgage-backed securities will be reset monthly and will not exceed one-month LIBOR plus 35 basis points. Interest rates on Reverse Repurchase Agreements financing other than AAA and AA-rated mortgage-backed securities are not affected by the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral there under other than as provided in the Override Agreement.

As of September 30, 2008, we had $4.7 billion of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At September 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.25% and a weighted average remaining maturity of 5.6 months.

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such financing agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement. Any performance-based incentive fee earned by the Manager during the term of the Override Agreement will be accrued, but not paid to the Manager until the Override Agreement terminates. Until the Override Agreement terminates, an amount equal to the incentive fee earned will be paid to the counterparties to the Override Agreement and will be applied by them to reduce the our obligations to the counterparties under the Reverse Repurchase Agreements.

Beginning in July 2008, the Override Agreement counterparties made a series of margin calls and have withheld funds payable to us under both the Override Agreement and whole loan financing facilities. These actions and the positions asserted by the counterparties are in direct conflict with our understanding of certain key features of the Override Agreement. Despite ongoing negotiations to date, we have not been able to reach a satisfactory agreement with the Override Agreement counterparties. If we fail to reach a satisfactory agreement with the counterparties to the Override Agreement, the counterparties may attempt to terminate the Override Agreement.

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided us with an alternative way to finance our High Quality ARM Assets portfolio. The facility was terminated on April 15, 2008. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constituted a default under the Asset-backed CP program. The notes were collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders’ credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

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

We utilize financing facilities, or credit lines, for whole loans. A whole loan is the actual mortgage loan evidenced by a note and secured by a mortgage or deed of trust. We use these financing facilities to finance our acquisition and origination of whole loans while we are accumulating loans for sale or securitization. Due to the defaults on Reverse Repurchase Agreements in March 2008, our ability to finance additional borrowings under our whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each has a committed borrowing capacity of $200.0 million. Both lines were to expire on November 7, 2008 but have been extended to November 14, 2008 or such date that the outstanding amounts are paid off from the pending sale of whole loans scheduled to settle on November 14, 2008. We do not expect to renew these facilities. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been financed for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been financed for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls based on age of the loans and estimated fair values of the loans. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through the termination date for the warehouse facilities.

We have issued Senior Notes in the amount of $305.0 million as a form of long-term capital. The Senior Notes bear interest at 8.0%, payable each May 15 and November 15, and mature on May 15, 2013. The Senior Notes are secured and are redeemable at a declining premium, in whole or in part, beginning on May 15, 2008, and at par beginning on May 15, 2011. In conjunction with the Financing Transaction, the Senior Notes were secured by a lien senior to the Senior Subordinated Secured Notes on the stock of certain of our subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. Certain of our subsidiaries have guaranteed payment on the Senior Notes on a senior basis.

Our Senior Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities by us. If, at the end of any quarter, our total unencumbered assets fall below 125% of the aggregate principal amount of our unsecured indebtedness (the Minimum Unencumbered Asset Amount), we will be required to maintain the debt to net worth ratio calculated as of the end of such quarter until our total unencumbered assets exceed the Minimum Unencumbered Asset Amount. As of September 30, 2008, the Company was in compliance with all financial covenants on its Senior Note obligations.

On March 31, 2008, we issued Senior Subordinated Secured Notes with an initial aggregate principal amount of $1.15 billion. The Senior Subordinated Secured Notes mature on March 31, 2015. The Senior Subordinated Secured Notes have an initial annual interest rate of 18%, payable each March 31 and September 30, which will be reduced to 12% upon satisfaction of the Additional Financing Conditions. An additional $200.0 million was placed in escrow for the purchase by investors of additional Senior Subordinated Secured Notes to be issued to partially fund the Exchange Offer and Consent Solicitation. Of the $200.0 million originally deposited in the escrow account, approximately $11.4 million was released on June 30, 2008, and because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the escrow was terminated in accordance with its terms and, as a result, the approximately $188.6 million remaining in escrow was released to the escrow subscribers. The additional Senior Subordinated Secured Notes that would have been issued upon the success of such conditions were not issued. In connection with the release of the escrowed funds, on September 30, 2008 the holders of the Senior Subordinated Secured Notes became entitled to receive, on a pro rata basis (based on the aggregate principal amount of Senior Subordinated Secured Notes outstanding) Escrow Warrants exercisable for 3,300,021 of Common Stock (as adjusted to reflect anti-dilution protection for the issuance of the Consent Shares but not adjusted to reflect any subsequent anti-dilution adjustments).

Due to the Company’s cash constraints and the unresolved issues relating to the Override Agreement, the Company requested and received the PIK Consent of approximately 98.6% of holders of the Senior Subordinated Secured Notes to pay the September 30, 2008 interest payment due on the Senior Subordinated Secured Notes in the form of additional Senior Subordinated Secured Notes in lieu of a cash payment. As a result, $102.0 million principal amount of Senior Subordinated Secured Notes (PIK Notes) were issued to such noteholders as the interest payment. In addition, as consideration for their PIK Consent, consenting noteholders received a consent fee, at their election, of either (i) 6.5217 shares of Common Stock in respect of each $1,000 principal amount of Senior Subordinated Secured Notes (Consent Shares) or (ii) additional Senor Subordinated Notes with an aggregate principal amount equal to the market value of the total number of Consent Shares on the date of issuance to which such noteholders otherwise would have been entitled (Consent Notes). Approximately 60% of the consenting noteholders elected to receive Consent Notes in the aggregate principal amount of $13.5 million, and approximately 40% of the consenting noteholders elected to receive 2,954,422 Consent Shares in the aggregate.

The Senior Subordinated Secured Notes are not subject to either optional redemption by us or mandatory redemption by the note holders, except that the holders of the Senior Subordinated Secured Notes have the right to require us to repurchase the Senior Subordinated Secured Notes for 101% of the principal amount, plus accrued and unpaid interest, upon the occurrence of a Change In Control.

Our Senior Subordinated Note obligations contain both financial and nonfinancial covenants. Significant financial covenants include limitations on our ability to incur indebtedness beyond contractually specified levels, restrictions on our ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of, or payment of dividends on, our own equity securities. As of September 30, 2008, we were in compliance with all financial covenants on our Senior Subordinated Note obligations.

The Senior Subordinated Secured Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Secured Notes on a senior subordinated basis.

We have $240.0 million in Subordinated Notes outstanding at September 30, 2008 and December 31, 2007. TMA holds $53.5 million of the Subordinated Notes at September 30, 2008, and is a guarantor of the remaining $186.5 million Subordinated Notes held by TMHL. The Subordinated Notes bear interest at a weighted average fixed rate of 7.47% per annum through the interest payment dates between October 2015 and January 2016, and thereafter at a variable rate equal to three-month LIBOR plus a weighted average margin of 2.56% per annum, payable each January 30, April 30, July 30 and October 30, and mature between October 30, 2035 and April 30, 2036. The Subordinated Notes are unsecured and are redeemable at par, in whole or in part, beginning on October 30, 2010. The Subordinated Notes may also be redeemed at a premium under limited circumstances on or before October 30, 2010. The Subordinated Note obligations contain nonfinancial covenants. As of September 30, 2008, we were in compliance with all nonfinancial covenants on our subordinate note obligations.

On October 23, 2008, we entered into an exchange agreement with certain holders (the “Holders”) of the Subordinated Notes whereby we agreed to exchange over time up to $53.5 million aggregate principal amount of the Subordinated Notes for up to a maximum of 8,333,240 shares of Common Stock (the “Shares”). The exchange price for the notes equals 25% of the principal amount of Subordinated Notes exchanged plus accrued and unpaid interest, and the number of Shares to be received in exchange for Subordinated Notes equals the exchange price of the Subordinated Notes exchanged, divided by 95% of the last sale price of the Shares immediately prior to the sale. Subject to a $5.0 million per business day limitation on exchanges (which may be waived by us), the Holders have the discretion to choose the date on which Subordinated Notes will be exchanged and the principal amount of Subordinated Notes to be exchanged. As of November 3, 2008, we had exchanged $16.0 million aggregate principal amount of Subordinated Notes for approximately 2.8 million shares.

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

At September 30, 2008, we had Swap Agreements having aggregate notional balances of $516.2 million, down from $8.0 billion at December 31, 2007 and $6.9 billion at September 30, 2007. In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million to terminate Swap Agreements with notional balances of $7.0 billion.

As of September 30, 2008, our Hybrid ARM Hedging Instruments had an estimated remaining average term to maturity of 1.8 years before considering the effects of prepayments and when combined with our Hybrid ARM Assets and related borrowings had a Net Effective Duration of approximately 0.37 years, including the effects of estimated prepayments.

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

Financial Condition

Asset Quality

At September 30, 2008, we held total assets of $26.3 billion, $25.4 billion of which consisted of ARM Assets. That compares to $36.3 billion in total assets and $35.2 billion of ARM Assets at December 31, 2007. Since commencing operations, we have purchased either Agency Securities, privately-issued MBS or ARM Loans generally originated to “A” quality underwriting standards. At September 30, 2008, 96.3% of the assets we held, including cash and cash equivalents, were High Quality assets, far exceeding our investment policy minimum requirement of investing at least 70% of our total assets in High Quality ARM Assets and cash and cash equivalents.

The following tables present schedules of ARM Assets owned at September 30, 2008 and December 31, 2007 classified by High Quality and Other Investment assets and further classified by type of issuer and by ratings categories. All Purchased ARM Assets included in the tables have been rated by the Rating Agencies. ARM Loans include Securitized ARM Loans that have been rated by the Rating Agencies, ARM Loans Collateralizing Debt that have been stratified by credit rating based on the ratings received from the Rating Agencies on the respective Collateralized Mortgage Debt and ARM loans held for sale or securitization that have not been rated by the Rating Agencies.

ARM Assets by Issuer and Highest Current Credit Rating

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
High Quality Assets
Agency Securities	$221,623	0.9%	$2,513,026	7.1%

Non-agency ARM Assets:
AAA/Aaa rating	23,703,000	93.3	31,392,442	89.2
AA/Aa rating	588,384	2.3	406,299	1.2

Total non-agency ARM Assets	24,291,584	95.6	31,798,741	90.4

Total High Quality Assets	24,513,007	96.5	34,311,767	97.5

	September 30, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Other Investments
Non-agency ARM Assets:
A rating	163,915	0.6	177,991	0.5
BBB/Baa rating	161,041	0.6	88,651	0.2
BB/Ba rating and below	12,659	0.1	67,198	0.2
ARM Loans held for sale or securitization	157,120	0.6	549,724	1.6

Total Other Investments	494,735	1.9	883,564	2.5

Allowance for loan losses	—	—	(10,791)	(0.0)

Total ARM Assets (1)	$25,406,124	100.0%	$35,184,540	100.0%

(1)

As of September 30, 2008, this balance included $4.0 billion of Purchased ARM Assets and $21.4 billion of ARM Loans. As of December 31, 2007, this balance included $10.7 billion of Purchased ARM Assets and $24.5 billion of ARM Loans.

During the third quarter, we continued to experience credit downgrades from the various credit rating agencies on our ARM assets portfolio. As of September 30, 2008, and assuming the lowest current credit rating for downgraded securities, we experienced downgrades on $2.0 billion of unpaid principal balance and $1.2 billion of carrying value of our ARM assets portfolio. Since September 30, 2008, there have been additional credit downgrades announced by the credit rating agencies. As of November 3, 2008, an additional $510.3 million of unpaid principal balance and $345.1 million of carrying value of ARM assets have been downgraded. After taking into consideration all of these downgrades, 70.3% of the carrying value of the securities collateralizing the Reverse Repurchase Agreements remains AA or AAA rated and the majority of this portfolio continues to have substantial credit protection in the form of credit subordination. Despite the downgrades, we believe that any ultimate realization of losses will be less than the deeply discounted carrying value of our ARM asset portfolio.

As of September 30, 2008, 324 of the 33,591 loans in our $21.4 billion ARM loan portfolio were considered seriously delinquent (60 days or more delinquent) and had an aggregate balance of $305.2 million. At September 30, 2008, we had 61 REO as a result of foreclosing on delinquent loans with original loan balances of $45.8 million and an associated valuation reserve of $15.2 million. We believe that the impairments reflected in our Securitized ARM Loans reflect all probable credit losses inherent in the ARM loan portfolio at September 30, 2008.

At September 30, 2008, our Purchased Securitized Loans totaled $393.4 million. Because we purchased all credit loss classes of these securitizations, we have credit exposure, up to the value of our securities, on the entire balance of underlying loans which totaled $5.3 billion and $5.9 billion at September 30, 2008 and December 31, 2007, respectively. The purchase price of the classes that are less than Investment Grade generally includes a discount for probable credit losses and, based on management’s judgment, the portion of the purchase discount which reflects the estimated unrealized loss on the securities due to credit risk is treated as a nonaccretable discount. As of September 30, 2008, 171 of the underlying loans in these Purchased Securitized Loans were 60 days or more delinquent and had an aggregate balance of $145.0 million.

We believe that the impairments totaling $631.3 million reflected in our Securitized ARM Loans include all probable credit losses inherent in the ARM loan portfolio at September 30, 2008.

ARM Loan Portfolio Characteristics

The following tables present various characteristics of our ARM Loan portfolio as of September 30, 2008, categorized by TMHL originations and bulk acquisitions. This information pertains to ARM loans held for sale or securitization, ARM loans held as collateral for Collateralized Mortgage Debt and ARM loans securitized for our own portfolio for which we retained credit loss exposure. The combined unpaid principal balance of the loans included in these tables is $22.2 billion, consisting of TMHL originations of $16.1 billion and bulk acquisitions of $6.1 billion.

ARM Loan Portfolio Characteristics – TMHL Originations

	Average	High	Low
Original loan balance	$713,308	$14,000,000	$25,000
Unpaid principal balance	$680,246	$14,000,000	$651
Coupon rate on loans	5.99%	11.25%	3.00%
Pass-through rate	5.71%	11.00%	2.54%
Pass-through margin	1.68%	6.25%	0.26%
Lifetime cap	11.11%	18.00%	5.00%

	Average	High	Low
Original term (months)	361	480	120
Remaining term (months)	328	474	57

Geographic distribution (top 5 states):		Property type:
California	30.6%	Single-family	76.5%
New York	10.4	Condominium	17.9
Colorado	8.7	Other residential	5.6
Florida	7.5
Georgia	5.1	Original ARM Loan type:
		Traditional ARM loans	2.9%
Occupancy status:		Hybrid ARM loans	97.1
Owner occupied	69.5%
Second home	18.9	ARM interest rate caps:
Investor	11.6	Initial interest rate cap on Hybrid ARM loans:
		3.00% or less	0.9%
Documentation type:		3.01%-4.00%	3.3
Full	87.6%	4.01%-5.00%	78.3
Stated income/no ratio	12.4	5.01%-6.00%	7.2
		Over 6.00%	7.8
Loan purpose:		Periodic interest rate cap on ARM Loans:
Purchase	49.7%	None	1.5%
Cash out refinance	30.6	1.00% or less	0.8
Rate & term refinance	19.7	Over 1.00%	0.2

Unpaid principal balance:		Percent of interest-only loan balances:	93.6%
$417,000 or less	15.1%
$417,001 to $650,000	15.8	Weighted average length of remaining interest-only period:	9.6 years
$650,001 to $1,000,000	19.6
$1,000,001 to $2,000,000	31.9	FICO scores:
$2,000,001 to $3,000,000	8.7	801 and over	5.2%
Over $3,000,000	8.9	751 to 800	45.6
		701 to 750	31.6
Original effective loan-to-value:		651 to 700	15.8
80.01% and over	1.0%	650 or less	1.8
70.01%-80.00%	48.6
60.01%-70.00%	24.0	Weighted average FICO score:	744
50.01%-60.00%	12.8
50.00% or less	13.6	Weighted average effective original loan-to-value:	67.2%

ARM Loan Portfolio Characteristics – Bulk Acquisitions

	Average	High	Low
Original loan balance	$634,167	$10,016,162	$13,190
Unpaid principal balance	$612,991	$10,473,648	$446
Coupon rate on loans	5.86%	9.13%	2.75%
Pass-through rate	5.56%	8.42%	2.42%
Pass-through margin	2.28%	4.89%	0.67%
Lifetime cap	10.75%	15.13%	7.25%
Original term (months)	360	480	180
Remaining term (months)	328	458	32

Geographic distribution (top 5 states):		Property type:
California	43.5%	Single-family	83.2%
New York	7.4	Condominium	15.8
Florida	7.2	Other residential	1.0
New Jersey	4.5
Virginia	3.9	Original ARM Loan type:
		Traditional ARM loans	0.6%
Occupancy status:		Hybrid ARM loans	99.4
Owner occupied	88.7%
Second home	9.0	ARM interest rate caps:
Investor	2.3	Initial interest rate cap on Hybrid ARM loans:
		3.00% or less	2.7%
Documentation type:		3.01%-4.00%	0.0
Full	59.3%	4.01%-5.00%	81.9
Stated income/no ratio	40.7	5.01%-6.00%	2.7

Loan purpose:		Periodic interest rate cap on ARM Loans:
Purchase	53.5%	None	12.6%
Cash out refinance	27.1	1.00% or less	0.0
Rate & term refinance	19.4	Over 1.00%	0.1

Unpaid principal balance:		Percent of interest-only loan balances:	69.2%
$417,000 or less	12.4%
$417,001 to $650,000	38.0	Weighted average length of remaining interest-only period:	9.1 years
$650,001 to $1,000,000	25.0
$1,000,001 to $2,000,000	13.5	FICO scores:
$2,000,001 to $3,000,000	4.8	801 and over	4.4%
Over $3,000,000	6.3	751 to 800	42.6
		701 to 750	35.3
Original effective loan-to-value:		651 to 700	16.5
80.01% and over	0.6%	650 or less	1.2
70.01%-80.00%	48.7
60.01%-70.00%	26.0	Weighted average FICO score:	743
50.01%-60.00%	12.0
50.00% or less	12.7	Weighted average effective original loan-to-value:	68.2%

As of September 30, 2008 and December 31, 2007, we serviced $13.3 billion and $14.7 billion of our loans, respectively, and had 20,314 and 22,264 customer relationships, respectively. We hold all of the loans that we service in our portfolio in the form of Securitized ARM Loans, Arm Loans Collateralizing Debt or ARM loans held for sale or securitization.

Asset Repricing Characteristics

The following table classifies our ARM portfolio by type of interest rate index and frequency of repricing.

ARM Assets by Index and Repricing Frequency

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
Traditional ARM Assets:
Index:
One-month LIBOR	$2,288,450	9.0%	$1,912,144	5.4%
Six-month LIBOR	647,710	2.5	2,025,261	5.8
MTA	503,742	2.0	1,094,778	3.1
Other	432,960	1.7	988,741	2.8

	3,872,862	15.2	6,020,924	17.1

Hybrid ARM Assets:
Remaining fixed period:
3 years or less	2,875,145	11.3	4,474,228	12.7
Over 3 years – 5 years	3,554,087	14.0	3,751,137	10.7
Over 5 years	15,104,030	59.5	20,949,042	59.5

	21,533,262	84.8	29,174,407	82.9
Allowance for loan losses	—	—	(10,791)	(0.0)

	$25,406,124	100.0%	$35,184,540	100.0%

We believe that the impairments totaling $631.3 million reflected in its Securitized ARM Loans included all probable credit losses inherent in the ARM loan portfolio at September 30, 2008.

The ARM portfolio had a weighted average coupon of 5.68% at September 30, 2008. This consisted of a weighted average coupon of 5.69% on the Hybrid ARM Assets and a weighted average coupon of 5.17% on the Traditional ARM Assets. If the portfolio had been Fully Indexed, the weighted average coupon of the portfolio would have been 5.68%, based upon the composition of the portfolio and the applicable indices at September 30, 2008. Additionally, if the Traditional ARM portion of the portfolio had been Fully Indexed, the weighted average coupon of that portion of the portfolio would have been 5.49%, also based upon the composition of the portfolio and the applicable indices at that time.

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

At September 30, 2008, the current yield of the ARM Assets portfolio was 7.24% up from 5.77% as of December 31, 2007. The increase in the yield of 147 BPs as of September 30, 2008, compared to December 31, 2007, is primarily due to the accretion of the net discount on our portfolio.

Interest Rate Risk Management

The Hybrid ARM portfolio comprised 84.8% of the total ARM portfolio, or $21.5 billion at September 30, 2008, compared to 82.9%, or $29.2 billion as of December 31, 2007. We attempt to mitigate our interest rate risk by funding our ARM portfolio with borrowings and Hedging Instruments whose combined Effective Duration is less than one year. Some of our borrowings bear variable or short-term (one year or less) fixed interest rates because our Traditional ARM Assets have interest rates that adjust within one year. Our Hybrid ARM Assets are financed with fixed-rate financing and with short-term borrowings and floating-rate financings that are hedged with Hybrid ARM Hedging Instruments that fix the interest rate on those borrowings such that the combined Net Effective Duration is less than one year. By maintaining a Net Effective Duration of less than one year, which is our maximum Effective Duration policy limit, the combined price change of our Hybrid ARM Assets, associated Hybrid ARM Hedging Instruments and other borrowings is expected to be a maximum of 1% for a 1% parallel shift in interest rates. An Effective Duration closer to zero indicates a lower expected volatility of earnings given future changes in interest rates. Pursuant to the terms of the Override Agreement, we may not enter into any new Hedging Instruments or ISDA Agreements, except Cap Agreements and Swap Agreements. Given recent dislocations in the correlation between the prices of our Hedging Instruments and prices on our mortgage-backed securities, we have temporarily suspended our Net Effective Duration policy and curtailed some of our hedging activities. As of September 30, 2008, our Net Effective Duration was approximately 0.37 years.

As of September 30, 2008 and December 31, 2007, we were counterparty to Swap Agreements having aggregate notional balances of $516.2 million and $8.0 billion, respectively. As of September 30, 2008, our Swap Agreements had a weighted average maturity of 1.9 years. In accordance with the Swap Agreements, we will pay a fixed rate of interest during the term of these Swap Agreements and receive a payment that varies monthly with the one-month LIBOR rate. The combined weighted average fixed rate payable of the Swap Agreements was 3.21% and 4.76% at September 30, 2008 and December 31, 2007, respectively.

In response to the market dislocations in the first quarter of 2008, we terminated all of our Swap Agreements in the first quarter of 2008 except for those which are held by bankruptcy-remote legal entities in connection with ARM Loans Collateralizing Debt. We paid $241.3 million, including accrued interest of $29.7 million, to terminate Swap Agreements with notional balances of $7.0 billion. At September 30, 2008, the net unrealized loss recorded in OCI relating to these terminations totaled $139.6 million. For these terminations, the reclassification of OCI to the Condensed Consolidated Income Statements will be recognized as the original hedged transactions that are still probable of occurring impact the Condensed Consolidated Income Statements. This reclassification totaled $82.3 million and $38.1 million in the nine months and three months ended September 30, 2008, respectively, and were recorded in interest expense on borrowed funds.

In the nine months ended September 30, 2008, we reclassified $27.4 million of net OCI to the Condensed Consolidated Income Statements, recorded in Gain (loss) on Derivatives, net, because the original forecasted transactions for certain Swap Agreements that were terminated in a previous period are now probable of not occurring within the original period or an additional two month period. We also reclassified $28.9 million of OCI to the Condensed Consolidated Income Statements, recorded in interest expense on borrowed funds, related to Swap Agreements that were terminated in a previous period for which the original forecasted transactions continue to be probable of occurring.

As of September 30, 2008, the net unrealized loss recorded in OCI related to all terminated Swap Agreements totaled $179.6 million. In the twelve month period following September 30, 2008 based on the current level of interest rates, $176.0 million of net unrealized losses related to terminated Swap Agreements are expected to be reclassified into the Condensed Consolidated Income Statements as interest expense.

The net unrealized loss on the remaining active Swap Agreements at September 30, 2008 of $6.0 million included Swap Agreements with gross unrealized losses of $6.0 million and is included in Hedging Instruments on the Condensed Consolidated Balance Sheets. As of December 31, 2007, the net unrealized loss on active Swap Agreements of $108.2 million included Swap Agreements with gross unrealized losses of $111.9 million and gross unrealized gains of $3.7 million. As of September 30, 2008, the net unrealized loss on active Swap Agreements recorded in OCI totaled $6.0 million. In the twelve month period following September 30, 2008 based on the current level of interest rates, $2.9 million of these net unrealized losses are expected to be realized through interest expense.

As of September 30, 2008 and December 31, 2007, our Cap Agreements used to manage the interest rate risk exposure on the financing of Hybrid ARM Loans Collateralizing Debt had remaining net notional balances of $467.7 million and $630.9 million, respectively. We also entered into Cap Agreements that have start dates ranging from 2008 to 2010. The notional balance at the start date will be the lesser of the scheduled amount of $197.5 million or the balance of Hybrid ARM loans associated with these Cap Agreements. The fair value of all of these Cap Agreements at September 30, 2008 and December 31, 2007 was $538,000 and $1.6 million, respectively, and is included in Hedging Instruments on the Condensed Consolidated Balance Sheets. The unrealized losses on these Cap Agreements of $3.8 million and $6.9 million as of September 30, 2008 and December 31, 2007, respectively, are included in OCI. In the twelve month period following September 30, 2008, $1.6 million of net unrealized losses are expected to be realized. Pursuant to the terms of these Cap Agreements and subject to future prepayment behavior, the notional amount of the Cap Agreements declines such that it is expected to equal the balance of the Hybrid ARM Loans Collateralizing Debt hedged with these

Cap Agreements. Under these Cap Agreements, we will receive cash payments should the one-month LIBOR increase above the contract rates of these Hedging Instruments, which range from 3.61% to 9.67% and average 6.47%. The Cap Agreements had an average maturity of 2.9 years as of September 30, 2008 and will expire between 2009 and 2013.

The following table presents the outstanding notional balance of our Hybrid ARM Hedging Instruments as of September 30, 2008 and the balance of these same Hybrid ARM Hedging Instruments as of September 30 for each of the following five years (assuming that no additional Hybrid ARM Hedging Instruments are added to the portfolio in the future periods) (in thousands):

	As of September 30,
	2008	2009	2010	2011	2012	2013
Swap Agreements:
Balance-guaranteed (1)	$516,229	$159,199	$127,359	$52,117	$41,693	$33,355
Cap Agreements (1)	467,712	179,560	108,089	177,136	124,416	—

	$983,941	$338,759	$235,448	$229,253	$166,109	$33,355

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

The following table presents the maximum outstanding notional balance of our balance-guaranteed Hybrid ARM Hedging Instruments as of September 30, 2008 and as of September 30 for each of the following five years (in thousands):

	As of September 30,
	2008	2009	2010	2011	2012	2013
Swap Agreements	$516,229	$149,786	$122,825	$51,937	$42,589	$34,923
Cap Agreements	467,712	319,453	231,096	229,921	175,625	—

	$983,941	$469,239	$353,921	$281,858	$218,214	$34,923

We recorded a net loss of $45.9 million on Derivatives during the nine months ended September 30, 2008. This loss consisted of a net loss of $18.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss on terminated Swap Agreements of $27.4 million and a net loss of $160,000 on other Derivative transactions. We recorded a net loss of $17.0 million on Derivatives during the same period in 2007. This loss included a net loss of $12.0 million on commitments to purchase loans from correspondent lenders and bulk sellers, partially offset by a net gain of $3.3 million on Pipeline Hedging Instruments. We also recognized a net gain of $5.5 million on Swap Agreement terminations and a $13.8 million unrealized loss on Swap Agreements which were originally intended to qualify as cash flow hedges but did not due to the reduction in borrowings in August 2007. The net loss on Derivatives is driven by several factors including: the size of the loan pipeline, the expected and actual fallout rates, changes in interest rates, changes in the shape of the yield curve, changes in mortgage spreads, and our pipeline hedging long or short bias. These factors work together or in opposition to increase or decrease respectively the net gain or loss on Derivatives in a particular reporting period.

Asset Acquisitions and Originations

During the quarter ended September 30, 2008, we did not purchase any Purchased ARM Assets or purchase or originate any ARM Loans. The following table compares our ARM asset acquisition and origination activity for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the three months ended
	September 30, 2008		September 30, 2007
ARM securities:
Agency Securities	$—	0.0%	$—	0.0%
High Quality, privately issued	—	0.0	1,062,225	45.6
Other privately issued	—	0.0	—	0.0

	—	0.0	1,062,225	45.6

ARM loans:
Bulk acquisitions	—	0.0	—	0.0
Correspondent originations	—	0.0	960,925	40.8
Wholesale origination	—	0.0	288,510	12.3
Direct retail originations	—	0.0	29,311	1.3

	—	0.0	1,278,746	54.4

Total acquisitions	$—	0.0%	$2,340,971	100.0%

	For the nine months ended
	September 30, 2008		September 30, 2007
ARM securities:
Agency Securities	$—	0.0%	$2,403,039	17.0%
High Quality, privately issued	1,264,171	61.4	6,892,337	48.8
Other privately issued	2,255	0.1	—	0.0

	1,266,426	61.5	9,295,376	65.8

ARM loans:
Bulk acquisitions	—	0.0	107,307	0.8
Correspondent originations	396,004	19.2	3,764,889	26.5
Wholesale origination	380,952	18.5	894,634	6.3
Direct retail originations	15,339	0.8	83,959	0.6

	792,295	38.5	4,850,789	34.2

Total acquisitions	$2,058,721	100.0%	$14,146,165	100.0%

As of September 30, 2008, we had commitments to purchase $3.5 million of ARM Loans, net of estimated fallout of 39.7%.

ARM Loan Sale and Securitization Activity

Consistent with broader market conditions and a lack of liquidity for securitized loans at reasonable prices, we did not complete a securitization in the second or third quarters of 2008. We completed a sale of $111.2 million in ARM loans at a loss of $13.2 million during the third quarter of 2008 due to the need to reduce our warehouse financing and the inaccessibility of the securitization market. We will continue to pursue loan sale opportunities in the fourth quarter of 2008.

Prepayment Experience

For the quarter ended September 30, 2008, our mortgage assets paid down at an approximate average CPR of 12%, down from 16% for the quarter ended June 30, 2008 and 14% for the quarter ended September 30, 2007. When prepayment expectations over the remaining life of the assets increase, and all other interest rate variables are held constant, we accrete our net discount over a shorter time period, resulting in an increased yield to maturity on our ARM Assets. Conversely, if prepayment expectations decrease, we would accrete the net discount over a longer time period, resulting in a lower yield to maturity. We monitor our prepayment experience and future expectations on a periodic basis and adjust the accretion of the net discount, as appropriate.

Liquidity, Capital Resources and Going Concern

As described in Note 1 to the Condensed Consolidated Financial Statements, we have substantial doubt as to our ability to continue as a going concern as of September 30, 2008. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our available liquidity and the continued availability of financing for our ARM Assets.

As a result of the liquidity crisis we faced due to significant margin calls during the first quarter of 2008, we entered into the Override Agreement on March 17, 2008, pursuant to which we were required to raise at least $1 billion in new capital and on March 31, 2008 we entered into the Financing Transaction in order to satisfy the $1 billion new capital raise pursuant to the Override Agreement. Under the terms of the Override Agreement, prior to March 16, 2009 or the date on which the Override Agreement is earlier terminated pursuant to its terms, we may not enter into any new transactions under existing or new Reverse Repurchase Agreements, securities lending agreements or Forward Auction Agreements or deliver additional collateral thereunder other than as provided in the Override Agreement.

Pursuant to the terms of the Financing Transaction, we must also satisfy the Additional Financing Conditions, which includes a successful Exchange Offer and Consent Solicitation, by December 31, 2008 in order to terminate the Principal Participation Agreement. We believe that satisfaction of the Additional Financing Conditions prior to December 31, 2008 is vital to allow us to continue as a going concern. The uncertainty as to the outcome of these events, the available sources of liquidity and the availability of financing for certain of our ARM Assets subsequent to the term of the Override Agreement raise substantial doubt about our ability to continue as a going concern for the foreseeable future.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by us and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, we and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to us under both the Override Agreement and the whole loan financing facility. On August 21, 2008, and in consideration of ongoing negotiations with the Override Agreement counterparties continuing in good faith, we used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on our interpretation of the Override Agreement, which was less than the amount owing based on downgrades under the counterparties’ interpretation of the Override Agreement. As of September 30, 2008, we had identified additional downgrades in its portfolio with a current face of $631.0 million and a carrying value of $352.2 million which would have resulted in an additional margin call of $56.7 million under our interpretation. Since September 30, 2008, and up to November 3, 2008, we have received additional downgrades on mortgage-backed securities held in our portfolio and financed under the Override Agreement. Those downgrades had a current face of $ 510.3 million and a carrying value of $345.1 million and could result in additional margin calls under our interpretation of the Override Agreement of $138.6 million. In total, we believe an additional $195.3 million in margin calls could result from downgrades subsequent to August 21, 2008. We have not paid any amounts on these potential additional margin calls to the counterparties to the Override Agreement.

There can be no assurance that active negotiations with the counterparties to the Override Agreement will continue or that an agreement will be reached. And, if we are unable reach a final agreement on these interpretative issues, the counterparties to the Override Agreement may attempt to terminate the Override Agreement prior to March 16, 2009, in which case certain of our obligations under our Reverse Repurchase Agreements, securities lending and Forward Auction Agreements will become immediately due and payable, which would have a material adverse effect on us as we are not in a position to pay any shortfalls resulting from the liquidation or sale of the underlying collateral.

On September 30, 2008, we had readily available liquidity of approximately $130.1 million, including the Liquidity Reserve Fund of $113.5 million. As of September 30, 2008, our portfolio, including ARM Loans Collateralizing Debt, consisted of 96.2% Agency and assets rated AAA by either Moody’s Investors Service or Standard & Poor’s rating agencies, and 3.8% below AAA-rated assets. While those portfolio assets continue to perform extremely well from a credit performance perspective, we have yet to see financing terms, market prices or liquidity materially improve for these asset classes since the disruption in the mortgage financing markets began in August 2007.

Sources of Funds

Our primary sources of new funds for the nine months ended September 30, 2008 were the proceeds from the Financing Transaction including the exercise of the initial Warrants and Override Warrants, principal and interest payments from ARM Assets, as well as proceeds from the sale of ARM Assets net of the payoff of financings of those assets.

As of September 30, 2008, we had $4.7 billion, excluding unamortized discounts of $22.3 million, of Reverse Repurchase Agreements outstanding with counterparties to the Override Agreement. At September 30, 2008, the outstanding Reverse Repurchase Agreements had a weighted average borrowing rate of 3.25% and a weighted average remaining maturity of 5.6 months.

During the term of the Override Agreement, each of the counterparties will collect all principal and interest payments on the securities collateralizing its Reverse Repurchase Agreements and will apply 100% of the principal payments and generally 20% of the interest payments to reduce the balance of the outstanding obligations under its Reverse Repurchase Agreements payable to the respective counterparties. If the Reverse Repurchase Agreement balances are not reduced to specified levels at each month end, the portion of interest payments applied to reduce those balances will be increased from 20% to 30% until those balances are reduced to the specified levels. Each of the counterparties is obligated to return the amounts that were not applied to reduce the outstanding obligations under such agreements collected by it to us. The counterparties to the Override Agreement are not obligated to return to us any collateral if the value of the collateral securing their obligations increases during the term of the Override Agreement.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by us and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, we and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to us under both the Override Agreement and the whole loan financing facility.

We had an Asset-backed CP facility, which until the dislocation in the credit markets beginning in August 2007 provided us with an alternative way to finance our High Quality ARM Assets portfolio. The facility was terminated on April 15, 2008. On April 14, 2008, TMCR, a bankruptcy remote subsidiary of ours, did not make payment on the final maturity date of $300 million of notes due under the Asset-backed CP program. The failure to make such payment constituted a default under the Asset-backed CP program. The notes were collateralized by AAA-rated MBS that were liquidated by the enforcement agent for the Asset-backed CP program. The existing commercial paper note holders’ credit bid $294 million of commercial paper notes for the assets in the facility. TMCR is liable for the remaining balance of $6 million in claims on the notes. TMA is not a guarantor of the payments on these notes, and there is no contractual recourse to TMA for the nonpayment of the notes or any insufficiency after liquidation.

All of our Collateralized Mortgage Debt is secured by ARM Loans. For financial reporting purposes, the ARM Loans Collateralizing Debt are recorded as our assets and the Collateralized Mortgage Debt is recorded as our debt. In some transactions, Hedging Instruments are held by the trusts and are recorded as our assets or liabilities. The Hedging Instruments either fix the interest rates of the pass-through certificates or cap the interest rate exposure on these transactions. The effective interest rate of the Collateralized Mortgage Debt including the impact of issuance costs and Hedging Instruments was 4.13% at September 30, 2008.

As of September 30, 2008, the Collateralized Mortgage Debt was collateralized by ARM Loans with a principal balance of $20.5 billion. The debt matures between 2033 and 2048 and is callable at our option at par once the total balance of the loans collateralizing the debt is reduced to 20% of their original balance. The balance of this debt is reduced as the underlying loan collateral is paid down and is expected to have an average life of approximately 3.5 years.

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

In the respective offsetting agreements, we received a fee to enter into Forward Auction Agreements with the same Forward Auction Agreement counterparties that have identical terms to the Forward Auction Agreements described above between the trusts and the Forward Auction Agreement counterparties whereby we are obligated to pay the shortfall, if any, between the outstanding certificates’ principal balance and the amount realized upon the auction of those certificates on specified auction dates to the Forward Auction Agreement counterparties. The excess, if any, of any amount realized upon the auction of the certificates over the outstanding principal balance of the certificates on the specified auction dates is paid to us. We are required to post margin with the Forward Auction Agreement counterparties to collateralize these future obligations and had posted cash collateral totaling $336.0 million at September 30, 2008. The purpose of these offsetting agreements is to ensure that the Forward Auction Agreement counterparties do not take on undue market risks and to ensure that we bear the risk of any shortfall between the auction proceeds and the outstanding certificate balance at the auction dates. Our obligation is covered by the Override Agreement and, accordingly, we are not exposed to additional requests for collateral on the Forward Auction Agreements during its term. The collateral posted on the Forward Auction Agreements as of September 30, 2008 is as follows (in thousands):

Auction Date	Current Certificate Balance	Certificate Balance at Auction Date at Current 1 mo CPR	Collateral Held by Forward Auction Agreement Counterparties*
2008	$1,080,300	$1,061,812	$27,981
2009	3,634,831	3,446,104	135,911
2010	244,073	244,073	35,040
2011	3,773,433	2,695,676	72,161
2012	2,994,651	2,366,132	64,878

Total	$11,727,288	$9,813,797	$335,971

*	Collateral held was allocated pro-rata to Forward Auction Agreements based on estimated future payment requirements.

The excess or shortfall on the respective certificates is dictated by the interplay of future interest rates, prepayment speeds, mortgage spreads and credit risk. All of these collateral characteristics are highly variable and impossible to predict with certainty. The table below sets forth the expected excesses or shortfalls at September 30, 2008 based on certain CPR and MBS spread assumptions which are within the range of recent historical experience (dollars in millions):

	Generic 10 Year Hybrid ARM Pricing Spread Over Swaps*
Product CPR	150	200	250	300	350	450	500
Actual 1 Month	$54.6	$14.2	$(112.0)	$(284.2)	$(456.9)	$(629.5)	$(802.1)
15%	52.3	17.8	(92.3)	(241.8)	(391.6)	(541.5)	(691.3)
20%	40.8	9.3	(90.6)	(224.5)	(358.7)	(492.9)	(627.1)
25%	31.5	2.7	(88.1)	(208.1)	(328.4)	(448.6)	(568.9)
30%	24.2	(2.2)	(84.8)	(192.5)	(300.4)	(408.3)	(516.3)
35%	18.7	(5.5)	(80.9)	(177.7)	(274.6)	(371.6)	(468.6)

*

Every certificate priced has unique characteristics that required different nominal pricing spreads. Only 10 year Hybrid ARM nominal pricing spreads are shown in the above table but appropriate pricing spreads for other products were used depending on the specific attributes of the respective certificate marked.

The average portfolio lifetime CPR estimated on September 30, 2008 was 14.5%. The spreads on prime collateral backed, AAA-rated MBS at September 30, 2008 were at the extreme high end of historical observations and ranged from 280 to 800 BPs, with an average for the Company’s portfolio of 450 BPs versus a 390 BP average at June 30, 2008.

The fees paid by us on behalf of the trusts exceed the fees received by us from the Forward Auction Agreement counterparties by an amount approximating 6 BPs. The fees paid on behalf of the trusts are amortized as a yield adjustment and the fees received by us are accreted into income on a scheduled basis that results in income and expense recognition that is not consistently offsetting. In the nine months ending September 30, 2008 income recognized on the Forward Auction Agreements totaled $10.6 million and the associated expense totaled $18.6 million.

We utilize financing facilities, as discussed in the “Financing Strategies” section above, to finance our acquisition and origination of whole loans.

Due to the defaults on Reverse Repurchase Agreements in March 2008 described above, our ability to finance additional borrowings under our whole loan financing facilities was suspended. In connection with the Override Agreement, we are permitted to obtain whole loan financing of up to $700 million. On May 7, 2008, we entered into amendments to the whole loan financing facilities that had been suspended in March 2008 with two of our warehouse lenders in order to reactivate these facilities. The terms of each amendment are contingent upon us having at least one additional whole loan financing facility with similar terms. As a result of the amendments, we have two committed facilities that each has a committed borrowing capacity of $200.0 million. Both facilities were to expire on November 7, 2008 but have been extended to November 14, 2008 or such date that the outstanding amounts are paid off from the pending sale of whole loans scheduled to settle on November 14, 2008. We do not expect to renew these facilities. The facilities are collateralized by ARM loan collateral as well as cash collateral of up to $10 million per facility. The interest rates on the facilities are one-month LIBOR plus 175 basis points for whole loans that have been financed for 90 days or less and one-month LIBOR plus 225 basis points for whole loans that have been financed for over 90 days. The facilities are not covered by the Override Agreement and are subject to margin calls. Each of the whole loan financing facilities requires us to pay a 1% commitment fee for the term of the facility and has financial covenants limiting our leverage. The Company is currently not in compliance with the leverage requirement and has received a waiver of this covenant through the termination date of the facilities.

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

Capital Utilization and Leverage

The Board of Directors has approved a policy that limits our capacity to borrow funds to finance ARM Assets based on our long-term capital. We monitor the relationship between our ARM Assets, borrowings and long-term capital using a variety of different measures. However, the primary operating policy that limits our borrowings and leverage is a requirement to maintain our Adjusted Equity-to-Assets Ratio, a non-GAAP measurement, at a minimum of 8%. At September 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 18.13%. Broadly speaking, this ratio reflects the relationship between those ARM Assets financed with borrowings that are subject to margin calls and our long-term capital position. For purposes of this calculation, we have treated Reverse Repurchase Agreements as if they were subject to margin calls pursuant to the terms of the Reverse Repurchase Agreement without giving effect to the Override Agreement, even though they are subject to such margin calls only if a security is downgraded by a Rating Agency, for the term of the Override Agreement because we believe it is prudent to do so. Since we may not enter into new Reverse Repurchase Agreements during the term of the Override Agreement, we expect to operate at lower levels of leverage during the term of the Override Agreement than we have historically experienced because we expect our asset growth during that period to result primarily from loan originations which we generally expect to securitize in Collateralized Mortgage Debt transactions which represent long-term non-recourse financing.

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

As we increase our use of Collateralized Mortgage Debt, the risk of margin calls, changes in margin requirements and potential refinancing risk is reduced because Collateralized Mortgage Debt represents long-term non-recourse financing whose terms are established at the time of the financing and are not subject to change. As a result, the need to maintain a capital cushion comparable to what we maintain on our recourse borrowings is eliminated. For purposes of maintaining an adequate capital cushion, our policy allows us to eliminate all assets (and the associated long-term equity capital) associated with Collateralized Mortgage Debt from our operating capital ratio. Our Collateralized Mortgage Debt only requires approximately 2% to 7% of equity capital to support these financings, versus our 8% minimum capital requirement on our recourse borrowings. As we enter into additional Collateralized Mortgage Debt Financing Transactions, they have the effect of increasing our Adjusted Equity-to-Assets Ratio. Therefore, we could retain and carry an increased amount of assets in the future as a percentage of our equity capital base. Additionally, we eliminate from our Adjusted Equity-to-Assets Ratio any unrealized market value adjustments, recorded as OCI, from our equity accounts and we include our Senior Notes, Senior Subordinated Secured Notes and Subordinated Notes as forms of long-term capital as if the notes were equity capital. We also include the PPA and Additional Warrant Liability, which when the Additional Financing Conditions occur, will be reclassified into equity capital.

The following table presents the calculation of our Adjusted Equity-to-Assets ratio, a non-GAAP measurement (dollar amount in thousands):

	September 30, 2008	December 31, 2007
Assets	$26,285,322	$36,272,361
Adjustments:
Net unrealized gain on Purchased ARM Assets recorded in accumulated other comprehensive loss	(92,210)	(22,903)
Net unrealized loss on Hedging Instruments	28,583	49,891
ARM Loans Collateralizing Debt	(20,433,846)	(21,383,177)
Cap Agreements	(34,722)	(67,032)

Adjusted assets	$5,753,127	$14,849,140

Shareholders’ equity (deficit)	$(323,335)	$1,759,734
Adjustments:
Preferred Stock	—	—
Accumulated other comprehensive loss	97,160	172,432
Equity supporting Collateralized Mortgage Debt:
Collateralized Mortgage Debt	20,362,739	21,246,086
ARM Loans Collateralizing Debt	(20,433,846)	(21,383,177)
Cap Agreements	(34,722)	(67,032)

	(105,829)	(204,123)
Senior Notes	305,000	305,000
Senior Subordinated Secured Notes	406,964	—
Subordinated Notes	240,000	240,000
PPA and Additional Warrant Liability	423,355	—

Adjusted shareholders’ equity	$1,043,315	$2,273,043

Adjusted Equity-to-Assets Ratio	18.13%	15.31%

GAAP equity-to-assets ratio	(1.23)%	4.85%

Ratio of historical equity-to-historical assets	(3.60)%	4.09%

Ratio of long-term capital-to-historical assets	4.38%	6.82%

Total risk-based capital /risk-weighted assets	(2.40)%	16.57%

The above table also presents four alternative capital utilization measurements to our Adjusted Equity-to-Assets ratio. The first alternative capital utilization measurement is the GAAP equity-to-assets ratio, a calculation that simply divides total GAAP equity by total assets. While the simplest of all equity-to-assets calculations, it is not used by management to manage our balance sheet because it excludes Senior Notes, Senior Subordinated Secured Notes, Subordinated Notes and the PPA and Additional Warrant Liability from our equity calculation. We are able to carry additional assets by financing a portion of our ARM Assets with Collateralized Mortgage Debt financings, which have initial fixed capital requirements of approximately 2% to 7% of the assets financed in this way. The GAAP measurement ignores changes in the level of equity required to support various forms of financing as the mix of our financing of ARM Assets changes between financing subject to margin requirements and Collateralized Mortgage Debt financings which are not subject to margin requirements. This is another reason why we do not use the GAAP measurement to make leverage or capital utilization decisions.

The second alternative capital utilization measurement is the ratio of historical equity to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by the sum of shareholders’ equity and OCI. Our historical equity-to-assets ratio of negative 3.60% is below the regulatory “well-capitalized” threshold of 5% required of banks and savings and loan institutions for the Tier I Core Capital Ratio due to the liquidity problems we experienced this year and the losses reflected in the Condensed Consolidated Income Statements.

The third alternative capital utilization measurement is the ratio of long-term capital to historical assets. This is a non-GAAP measurement that eliminates the market value adjustment of our assets and Hedging Instruments included in OCI, and includes Senior Notes, Senior Subordinated Secured Notes, Subordinated Notes and the PPA and Additional Warrant Liability as a component of our long-term capital base. This measurement is calculated by dividing the sum of the assets, net unrealized gain (loss) on Purchased ARM Assets and net unrealized gain (loss) on Hedging Instruments in the table above by long-term capital. We monitor these ratios in order to have a complete picture of the relationship between our total assets and long-term equity position.

The fourth alternative capital utilization measurement is a calculation of our total risk-based capital ratio, a regulatory calculation required to be made by banks and savings and loan institutions that comply with Federal Reserve Board capital requirements. The ratio results from dividing the sum of our historical and supplementary capital by total risk weighted assets as presented in the Thrift Financial Report instructions. Risk-based capital measures capital requirements for assets based on their credit exposure as defined by the regulation, with lower credit risk assets requiring less capital and higher credit risk assets requiring more capital. Although we are not subject to these regulatory requirements, we focus our efforts on only high quality assets. Our risk-based capital ratio of negative 2.40% is below the regulatory minimum of 10% required for banks and savings and loan institutions to qualify as “well-capitalized” due to the liquidity problems we experienced this year and the losses reflected in the Condensed Consolidated Income Statements.

Equity Transactions

During the three months ended September 30, 2008, we issued 29,602 shares of Common Stock under the DRSPP and received net proceeds of $91,000.

On January 4, 2008, we declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, our Board of Directors determined that we did not have sufficient liquidity to make our next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D and E Preferred Stock on April 15, 2008 and we have not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not we have earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. We have not accrued the cumulative unpaid dividends because they have not been declared as of September 30, 2008. Cumulative unpaid dividends on Preferred Stock totaled $67.3 million at September 30, 2008. However, at our annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to our charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit us from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock noncumulative, eliminate all accrued but unpaid dividends and eliminate substantially all voting rights of the preferred shareholders. We must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. We are seeking such consents in connection with the Exchange Offer and Consent Solicitation.

In connection with the Financing Transaction, we have commenced the Exchange Offer and Consent Solicitation for all our outstanding shares of Preferred Stock (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview – Financing Transaction – Exchange Offer and Consent Solicitation”).

Off-Balance Sheet Commitments

As of September 30, 2008, we had commitments to purchase or originate the following amounts of ARM loans, net of estimated fallout of 39.7% (in thousands):

ARM loans – correspondent originations	$3,500
ARM loans – wholesale originations	—
ARM loans – direct originations	—

$3,500

Contractual Obligations

As of September 30, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years
Reverse Repurchase Agreements	$4,638,927	$4,638,927	$—	$—	$—
Collateralized Mortgage Debt (1)	20,362,739	35,609	91,243	155,109	20,080,778
Whole loan financing facilities	72,777	72,777	—	—	—
Senior Notes	305,000	—	—	305,000	—
Senior Subordinated Secured Notes (face value)	1,265,579	—	—	—	1,265,579
Subordinated Notes	240,000	—	—	—	240,000

Total (2)	$26,885,022	$4,747,313	$91,243	$460,109	$21,586,357

(1)

Maturities of our Collateralized Mortgage Debt are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	Our Condensed Consolidated Balance Sheets include a liability for Hedging Instruments with negative market values, which are not reflected in this table.

Results of Operations For the Three Months Ended September 30, 2008

For the quarter ended September 30, 2008, our net income was $140.0 million, or $1.23 Diluted EPS, based on weighted average shares of Common Stock and penny warrants outstanding of 41,681,000. That compares to net loss of $1.1 billion, or $(89.41) per share for the quarter ended September 30, 2007, based on weighted average shares of Common Stock outstanding of 12,396,800.

Gain (loss) on ARM Assets, net for the quarters ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Gain (loss) on sale of ARM Assets:
ARM securities	$—	$(727,580)
Purchased Securitized Loans	—	(329,641)
Securitized ARM Loans	—	(35,857)
ARM loans held for sale or securitization	(13,179)	—

	(13,179)	(1,093,078)

Other-than-temporary impairment and lower of cost or fair value charges:
ARM securities	(577,379)	—
Purchased Securitized Loans	(13,898)	(6,020)
Securitized ARM Loans	(64,627)	—
ARM loans held for sale or securitization	1,229	—
Gain (loss) on sale of REO	4,950	(148)

	(649,725)	(6,168)

Total	$(662,904)	$(1,099,246)

We completed a sale of $111.2 million of ARM loans at a loss of $13.2 million during the third quarter of 2008 due to the need to reduce our warehouse financing and the inaccessibility of the securitization market. We also recognized losses of $577.4 million and $13.9 million at September 30, 2008, in other-than-temporary impairment charges on our ARM Securities and Purchased Securitized Loans, respectively. Losses of $64.6 million and a recovery of $1.2 million were recognized in the quarter ended September 30, 2008 on our Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. There is substantial doubt about our ability to continue as a going concern. In addition, we may not have the ability to hold our Purchased ARM Assets, Securitized ARM Loans and ARM loans held for sale or securitization to maturity and, accordingly, have recognized the losses enumerated above totaling $662.9 million in gain (loss) on ARM Assets in the Condensed Consolidated Income Statements for the three months ended September 30, 2008.

We recorded noninterest income of $594.6 million related to the Senior Subordinated Secured Notes fair value change and $160.2 million related to the PPA and Additional Warrant Liability fair value change, reflecting decreases in their respective fair values.

The table below highlights the historical trend in the components of return on average common equity (annualized) during each respective quarter:

Components of Return on Average Common Equity

For the Quarter Ended	Net Interest Income/ Equity	G & A Expense, net (1)/ Equity	Mgmt Fee/ Equity	Performance Fee/ Equity	Other (2)/ Equity	Preferred Dividend/ Equity	Net Income/ Equity (ROE)
Sep 30, 2006	15.08%	0.34%	1.11%	1.50%	(0.91)%	0.43%	12.61%
Dec 31, 2006	16.63%	1.02%	1.18%	1.81%	(2.10)%	0.64%	14.08%
Mar 31, 2007	16.98%	1.59%	1.24%	1.55%	(1.45)%	0.91%	13.14%
June 30, 2007	18.19%	0.52%	1.24%	1.68%	(0.09)%	0.95%	13.89%
Sep 30, 2007	7.64%	(2.32)%	1.31%	0.00%	240.77%	2.16%	(234.28)%
Dec 31, 2007	20.52%	0.21%	1.38%	0.00%	161.52%	4.72%	(147.32)%
Mar 31, 2008	16.94%	(0.11)%	2.42%	0.00%	1,348.41%	11.68%	(1,345.46)%
June 30, 2008	(13.70)%	(3.02)%	(1.54)%	0.00%	96.89%	(6.70)%	(99.33)%
Sep 30, 2008	(37.73)%	(6.35)%	(2.83)%	0.00%	31.79%	(12.27)%	(53.72)%

(1)	G & A expense excludes management and performance fees and is net of servicing income.
(2)	Other includes gain (loss) on ARM assets and Hedging Instruments, hedging expense and provision for credit losses.

The following table presents the components of our net interest income for the quarters ended September 30, 2008 and 2007:

Comparative Net Interest Income Components

(in thousands)

	For the quarters ended September 30,
	2008	2007
Coupon interest income on ARM assets	$415,872	$653,804
Accretion (amortization) of discount/premium, net	81,679	(36,276)
Cash and cash equivalents	1,088	4,452

Interest income	498,639	621,980

Reverse Repurchase Agreements and Asset-backed CP	49,810	313,292
Collateralized Mortgage Debt	244,866	292,123
Whole loan financing facilities	3,042	23,184
Senior, Senior Subordinated Secured and Subordinated Notes	67,820	10,685
Hedging Instruments	53,032	(53,455)

Interest expense	418,570	585,829

Net interest income	$80,069	$36,151

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollars in thousands)

	For the quarters ended September 30,
	2008			2007
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$26,742,943	7.44%	$497,551	$45,780,270	5.40%	$617,528
Cash and cash equivalents	1,079,332	0.40	1,088	812,456	2.19	4,452

	27,822,275	7.17	498,639	46,592,726	5.34	621,980

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	5,271,217	3.78	49,810	22,420,040	5.59	313,292
Plus: (Benefit) cost of Hedging Instruments (2)		3.92	51,708		(1.23)	(69,115)

Hedged Reverse Repurchase Agreements and Asset-backed CP		7.70	101,518		4.36	244,177

Collateralized Mortgage Debt	20,946,403	4.68	244,866	20,287,138	5.76	292,123
Plus: (Benefit) cost of Hedging Instruments (2)		0.03	1,324		0.31	15,660

Hedged Collateralized Mortgage Debt		4.71	246,190		6.07	307,783

Whole loan financing facilities	178,662	6.81	3,042	1,317,242	7.04	23,184
Senior, Senior Subordinated Secured and Subordinated Notes	1,440,984	18.83	67,820	545,000	7.84	10,685

	27,837,266	6.01	418,570	44,569,420	5.26	585,829

Net interest-earning assets and spread	$(14,991)	1.16%	$80,069	$2,023,306	0.08%	$36,151

Portfolio Margin (3)		1.16%			0.31%

(1)	Effective rate includes impact of amortizing/accreting ARM assets net premium/discount.
(2)

Includes Swap Agreements with notional balances of $516.2 million and $6.9 billion as of September 30, 2008 and 2007, respectively, and Cap Agreements with net notional balances of $467.7 million and $673.3 million as of September 30, 2008 and 2007, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Three Months ended September 30, 2008 versus 2007
	Rate	Volume	Total
Interest Income:
ARM assets	$234,212	$(354,189)	$(119,977)
Cash and cash equivalents	(3,633)	269	(3,364)

	230,579	(353,920)	(123,341)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	187,606	(330,267)	(142,661)
Collateralized Mortgage Debt	(69,341)	7,749	(61,592)
Whole loan financing facilities	(757)	(19,385)	(20,142)
Senior, Senior Subordinated Secured and Subordinated Notes	14,966	42,170	57,136

	132,474	(299,733)	(167,259)

Net interest income	$98,105	$(54,187)	$43,918

Net interest income increased $43.9 million in the third quarter of 2008, from the same quarter of the prior year. This increase in net interest income is composed of a favorable rate variance and an unfavorable volume variance. The decreased average size of our portfolio during the third quarter of 2008 compared to the same period of 2007 decreased interest income in the amount of $353.9 million and interest expense in the amount of $299.7 million, for a net decrease in interest income of $54.2 million. The average balance of our interest-earning assets was $27.8 billion during the quarter ended September 30, 2008, compared to $46.6 billion during the same period of 2007 — a decrease of 40.3%. As a result of the yield on our interest-earning assets increasing to 7.17% during the third quarter of 2008 from 5.34% during the same quarter of 2007, an increase of 183BPs, and our cost of funds increasing to 6.01% from 5.26% during the same period, an increase of 75 BPs, there was a net favorable rate variance of $98.1 million.

The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets (1)

(dollars in millions)

For the Quarter Ended	Average Interest- Earning Assets	Historical Weighted Average Coupon	Yield Adjustment (2)	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Portfolio Margin
Sep 30, 2006	$50,448	5.36%	0.07%	5.29%	4.76%	0.53%	0.69%
Dec 31, 2006	$51,710	5.51%	0.06%	5.45%	4.88%	0.57%	0.70%
Mar 31, 2007	$53,356	5.52%	0.09%	5.43%	4.93%	0.50%	0.68%
Jun 30, 2007	$54,359	5.55%	(0.02)%	5.57%	5.00%	0.57%	0.75%
Sep 30, 2007	$46,593	5.72%	0.38%	5.34%	5.26%	0.08%	0.31%
Dec 31, 2007	$36,297	5.82%	0.09%	5.73%	5.04%	0.69%	0.96%
Mar 31, 2008	$34,560	6.03%	(0.14)%	6.17%	5.93%	0.24%	0.49%
Jun 30, 2008	$29,327	5.86%	(1.09)%	6.95%	6.19%	0.76%	0.73%
Sep 30, 2008	$27,822	5.80%	(1.37)%	7.17%	6.01%	1.15%	1.16%

(1)	Portfolio Margin is computed by dividing net interest income by the average daily balance of interest-earning assets during the quarter.
(2)	Yield adjustments include the impact of amortizing/accreting premiums and discounts, the impact of principal payment receivables and the impact of interest-earning non-ARM assets.

The following table presents these components of the yield adjustments for the dates presented in the table above.

Components of the Yield Adjustments on ARM Assets

For the Quarter Ended	Premium/ Discount Amortization	Impact of Principal Payments Receivable	Other (1)	Total Yield Adjustment
Sep 30, 2006	0.10%	0.04%	(0.07)%	0.07%
Dec 31, 2006	0.08%	0.03%	(0.05)%	0.06%
Mar 31, 2007	0.11%	0.03%	(0.05)%	0.09%
Jun 30, 2007	(0.01)%	0.03%	(0.04)%	(0.02)%
Sep 30, 2007	0.31%	0.03%	0.04%	0.38%
Dec 31, 2007	0.06%	0.02%	0.01%	0.09%
Mar 31, 2008	(0.15)%	0.03%	(0.02)%	(0.14)%
Jun 30, 2008	(0.89)%	0.02%	(0.22)%	(1.09)%
Sep 30, 2008	(1.19)%	0.02%	(0.20)%	(1.37)%

(1)	Other includes the impact of interest-earning cash and cash equivalents, restricted cash and cash equivalents and mark-to-market adjustments.

We recorded a net loss of $12.7 million on Derivatives during the third quarter of 2008. This loss consisted of a net gain of $1.2 million on commitments to purchase loans from correspondent lenders and bulk sellers and a net loss on terminated Swap Agreements of $13.9 million. We recorded a net loss of $25.3 million on Derivatives during the same period in 2007, which consisted of a net loss of $12.4 million on commitments to purchase loans from correspondent lenders and bulk sellers, a net loss of $3.7 million on Pipeline Hedging Instruments and a net loss of $9.2 million on the termination of Swap Agreements and other Derivative transactions.

The following table highlights the quarterly trend of operating expenses as a percent of average assets:

Annualized Operating Expense Ratios

For the Quarter Ended	Management Fee/ Average Assets	Performance Fee/ Average Assets	Other Expenses/ Average Assets	Total Operating Expenses/ Average Assets
Sep 30, 2006	0.05%	0.07%	0.05%	0.17%
Dec 31, 2006	0.05%	0.07%	0.08%	0.20%
Mar 31, 2007	0.05%	0.06%	0.09%	0.20%
Jun 30, 2007	0.05%	0.07%	0.07%	0.19%
Sep 30, 2007	0.05%	0.00%	(0.05)%	0.00%
Dec 31, 2007	0.06%	0.00%	0.05%	0.11%
Mar 31, 2008	0.07%	0.00%	0.04%	0.11%
Jun 30, 2008	0.08%	0.00%	0.20%	0.28%
Sep 30, 2008	0.09%	0.00%	0.23%	0.32%

The most significant changes in our operating expenses for the quarter ended September 30, 2008 compared to September 30, 2007 were the $15.8 million change in long-term incentive award expense due to the decrease in our stock price in the third quarter of 2007 and increased shareholder relations, accounting and legal fees as well as increased expenses related to the operations of TMHL due to decreased loan production and resultant capitalized loan origination costs.

The benefit for income taxes for the quarter ended September 30, 2008 was $290,000, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $2.1 million and deferred taxable loss of $3.0 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. The provision for income taxes for the nine months ended September 30, 2007 was $12.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $37.0 million.

Results of Operations for the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, our net loss was $2.8 billion, or $(85.71) Basic EPS and Diluted EPS, based on weighted average basic and diluted shares of Common Stock outstanding of 33,079,000. That compares to net loss of $939.8 million, or $(80.65) Basic EPS and Diluted EPS for the nine months ended September 30, 2007, based on weighted average shares of Common Stock outstanding of 11,905,400.

Gain (Loss) on ARM Assets, net, for the nine months ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2008	2007
Gain (loss) on sale of ARM Assets:
ARM securities	$(636,783)	$(725,424)
Purchased Securitized Loans	(1,124)	(329,641)
Securitized ARM Loans	(123,624)	(35,857)
ARM loans held for sale or securitization	(13,179)	—

	(774,710)	(1,090,922)

Other-than-temporary impairment and lower of cost or fair value charges:
ARM securities	(1,847,589)	—
Purchased Securitized Loans	(117,714)	(6,020)
Securitized ARM Loans	(413,805)	—
ARM loans held for sale or securitization	(27,161)	—
Gain (loss) on sale of REO	2,405	(148)

	(2,403,864)	(6,168)

Total	$(3,178,574)	$(1,097,090)

We realized a loss of $637.9 million on the sale and liquidation of $4.9 billion of Purchased ARM Assets during the nine months ended September 30, 2008 and a loss of $123.6 million on the permanent financing of $1.8 billion of Securitized ARM Loans, for a total realized loss of $761.5 million. We also recognized losses of $1.8 billion and $117.7 million during the nine months ended September 30, 2008, in other-than-temporary impairment charges on its ARM Securities and Purchased Securitized Loans, respectively. Losses of $413.8 million and $27.2 million were recognized during the nine months ended September 30, 2008 on our Securitized ARM Loans and ARM loans held for sale or securitization, respectively, to record those assets at the lower of cost or fair value. There is substantial doubt about our ability to continue as a going concern. In addition, we may not have the ability to hold our Purchased ARM Assets, Securitized ARM Loans and ARM loans held for sale or securitization to maturity and, accordingly, have recognized the losses enumerated above totaling $2.4 billion in gain (loss) on ARM Assets in the Condensed Consolidated Income Statements for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, we recorded Senior Subordinated Secured Notes fair value changes of $162.4 million. We recorded net noninterest gain on the PPA and Additional Warrant Liability fair value changes of $144.5 million.

The following table presents the components of our net interest income for the nine months ended September 30, 2008 and 2007:

Comparative Net Interest Income Components

(in thousands)

	For the nine months ended September 30,
	2008	2007
Coupon interest income on ARM assets	$1,379,182	$2,129,510
Amortization of net premium	151,784	(36,920)
Cash and cash equivalents	10,047	10,964

Interest income	1,541,013	2,103,554

Reverse Repurchase Agreements and Asset-backed CP	309,364	1,140,291
Collateralized Mortgage Debt	780,767	833,786
Whole loan financing facilities	12,761	63,702
Senior Notes, Senior Subordinated Secured Notes and Subordinated Notes	143,505	32,093
Hedging Instruments	119,285	(195,412)

Interest expense	1,365,682	1,874,460

Net interest income	$175,331	$229,094

The following table presents the average balances for each category of our interest-earning assets as well as our interest-bearing liabilities, with the corresponding annualized effective rate of interest and the related interest income or expense:

Average Balance, Rate and Interest Income/Expense Table

(dollars in thousands)

	For the nine months ended September 30,
	2008			2007
	Average Balance	Effective Rate	Interest Income and Expense	Average Balance	Effective Rate	Interest Income and Expense
Interest-Earning Assets:
ARM assets (1)	$29,595,180	6.90%	$1,530,966	$50,990,661	5.47%	$2,092,590
Cash and cash equivalents	974,570	1.37	10,047	445,349	3.28	10,964

	30,569,750	6.72	1,541,013	51,436,010	5.45	2,103,554

Interest-Bearing Liabilities:
Reverse Repurchase Agreements and Asset-backed CP	7,266,343	5.67	309,364	28,033,418	5.42	1,140,291

Plus: (Benefit) cost of Hedging Instruments (2)		1.98	107,749		(0.89)	(187,779)

Hedged Reverse Repurchase Agreements and Asset-backed CP		7.65	417,113		4.53	952,512

Collateralized Mortgage Debt	21,438,263	4.86	780,767	19,569,606	5.68	833,786
Plus: (Benefit) cost of Hedging Instruments (2)		0.07	11,536		(0.05)	(7,633)

Hedged Collateralized Mortgage Debt		4.93	792,303		5.63	826,153

Whole loan financing facilities	282,820	6.02	12,761	1,333,189	6.37	63,702
Senior, Senior Subordinated Secured and Subordinated Notes	1,156,445	16.55	143,505	545,000	7.85	32,093

	30,143,871	6.04	1,365,682	49,481,213	5.05	1,874,460

Net interest-earning assets and spread	$425,879	0.68%	$175,331	$1,954,797	0.40%	$229,094

Portfolio Margin (3)		0.76%			0.59%

(1)	Effective rate includes impact of amortizing ARM Assets net premium.
(2)

Includes Swap Agreements with notional balances of $516.2 million and $6.9 billion as of September 30, 2008 and 2007, respectively, and Cap Agreements with net notional balances of $467.7 million and $673.3 million as of September 30, 2008 and 2007, respectively.

(3)	Portfolio Margin is computed by dividing annualized net interest income by the average daily balance of interest earning assets.

The following table presents the total amount of change in interest income/expense from the table above and presents the amount of change due to changes in interest rates versus the amount of change due to changes in volume (in thousands):

	Rate/Volume Variance
	Nine Months Ended September 30, 2008 versus 2007
	Rate	Volume	Total
Interest Income:
ARM assets	$545,169	$(1,106,793)	$(561,624)
Cash and cash equivalents	(6,374)	5,457	(917)

	538,795	(1,101,336)	(562,541)

Interest Expense:
Reverse Repurchase Agreements and Asset-backed CP	656,700	(1,192,099)	(535,399)
Collateralized Mortgage Debt	(102,910)	69,060	(33,850)
Whole loan financing facilities	(3,550)	(47,391)	(50,941)
Senior, Senior Subordinated Secured and Subordinated Notes	35,536	75,876	111,412

	585,776	(1,094,554)	(508,778)

Net interest income	$(46,981)	$(6,782)	$(53,763)

Net interest income decreased by $53.8 million in the nine months ended September 30, 2008, over the same period of the prior year. This decrease in net interest income is composed of an unfavorable rate variance and an unfavorable volume variance. The decreased average size of our portfolio during the first nine months of 2008 compared to the same period of 2007 decreased net interest income in the amount of $6.8 million. The average balance of our interest-earning assets was $30.6 billion during the nine months ended September 30, 2008, compared to $51.4 billion during the same period of 2007 — a decrease of 40.5%. As a result of the yield on our interest-earning assets increasing to 6.72% during the first nine months of 2008 from 5.45% during the same 2007 period, an increase of 127 BPs, and our cost of funds increasing to 6.04% from 5.05% during the same 2007 period, an increase of 99 BPs, there was a net unfavorable rate variance of $47.0 million.

For the nine months ended September 30, 2008, our ratio of operating expenses to average assets was 0.23%, compared to 0.13% for the same period in 2007. The most significant changes in our operating expenses for the nine months September 30, 2008 compared to September 30, 2007 were the $1.8 million decrease in base management fees paid to the Manager and the $17.7 million decrease in performance-based compensation paid to the Manager. These decreases in expense were partially offset by a $12.3 million increase in expenses related to the operations of TMHL due to decreased loan production and resultant capitalized loan origination costs and a $6.7 million increase in legal and accounting expenses.

The Company had negative equity at September 30, 2008, and as such did not incur a performance based fee for the nine months ended September 30, 2008.

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

The table below presents an approximation of the sensitivity of the market value of our ARM portfolio, including purchase commitments, using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and Hedging Instruments per 100 and 200 BP shifts in interest rates expressed in years – a measure commonly referred to as Effective Duration. Positive portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio Effective Duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer Effective Duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a base case Effective Duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2008. The other four scenarios assume interest rates are instantaneously 100 and 200 BPs lower and 100 and 200 BPs higher than those implied by interest rates as of September 30, 2008.

The effects of Hybrid ARM Hedging Instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our ARM Assets including constraints on the repricing of the interest rates of ARM Assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive, such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The Effective Duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies. As of September 30, 2008, the Base Case in the table below used the following rates: 1 month LIBOR of 3.93%, 5 year Treasury of 2.98%, and 10 year Treasury of 3.85%.

Net Portfolio Effective Duration

September 30, 2008

	Base Case	Parallel minus 100 BPs	Parallel plus 100 BPs	Parallel minus 200 BPs	Parallel plus 200 BPs
Assets:
Traditional ARMs	0.40 Years	0.37 Years	0.45 Years	0.40 Years	0.54 Years
Hybrid ARMs	2.39	2.41	2.38	2.47	2.35

Total ARM Assets	2.07	2.08	2.07	2.14	2.06

Borrowings and hedges	(1.04)	(1.06)	(1.01)	(1.08)	(0.99)

Net Effective Duration	0.37 Years	0.36 Years	0.38 Years	0.38 Years	0.39 Years

Based on the assumptions used, the model output suggests a very low degree of portfolio price change given decreases and increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates. As a comparison, the approximate base case Effective Durations of a 10 year U.S. treasury, a conforming 30-year fixed mortgage and a conforming 5/1 Hybrid ARM are 8.1, 3.5 and 2.4 years respectively.

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

Our earnings model base case at September 30, 2008 reflects the forward interest rate swap yield curve. Based on the earnings simulation model, our potential earnings increase (decrease) from our base case earnings forecast for a parallel 100 and 200 BP decline and 100 and 200 BP rise in market interest rates over the next twelve months which could include an adjustment in interest rate management strategies as interest rates change, was 22.1%, 44.1%, (22.1)% and (44.1)%, respectively, of projected net income for the twelve months ended September 30, 2009. The assumptions used in the earnings simulation model are inherently uncertain and, as a result, the analysis cannot precisely predict the impact of higher or lower interest rates on net income. Actual results could differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in prepayment speed and changes in other market conditions and management strategies, other than what was assumed in the model, to offset our potential exposure, among other factors. This measure of risk represents our exposure to higher or lower interest rates at a particular point in time. Our actual risk is always changing. We continuously monitor our risk profile and alter our strategies as appropriate based on our view of interest rates and other developments in our business.

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

We also elected to record the Senior Subordinated Secured Notes at fair value. Changes in their fair value are recognized in earnings apart from operating interest income and expense activity. Thus, changes in interest rates impact earnings as either a gain or a loss. Increases in interest rates act to decrease the value of the Senior Subordinated Secured Notes and result in a gain. Decreases in interest rates act to increase fair value and result in a loss. Gains or losses can vary widely impacting Net (loss) income. The stated interest rate in effect on the Senior Subordinated Secured Notes is not impacted nor is the discount that is being amortized as an adjustment to yield.

Taxable income per share

As a REIT, we pay substantially all of our taxable earnings in the form of dividends to shareholders. Therefore, taxable (loss) income per share, a non-GAAP financial measurement, is a meaningful measurement for both management and investors. A reconciliation of our REIT taxable income per common share to GAAP EPS follows:

Reconciliation of REIT Taxable Income Per Share to GAAP EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REIT Taxable income per share	$0.45	$(0.81)	$1.77	$12.26
Dividend on Preferred Stock	(0.63)	(0.37)	(1.87)	(0.49)
Hedging Instruments, net	(0.65)	(0.39)	(0.42)	(0.09)
Taxable REIT subsidiary income (loss)	(0.31)	(2.26)	(2.66)	(2.99)
Provision for credit losses, net	(0.06)	(0.63)	0.06	(0.84)
Securitization-related transactions	—	2.63	—	2.74
Other-than-temporary impairment losses	(13.37)	—	(66.56)	—
Payments under long-term incentive plan	—	0.15	—	0.27
Non-deductible change in FV of Derivative Financing Liability	3.85	—	4.37	—
Non-deductible change in FV of Senior Subordinated Secured Notes	14.28	—	4.91	—
Long-term incentive plan expense	0.26	0.62	0.16	0.39
Issuance of Collateralized Mortgage Debt	—	(0.22)	—	(0.22)
Non-deductible capital losses	(0.65)	(88.17)	(24.21)	(91.81)
Other non-deductible losses	(0.41)	—	(1.04)	—
Other	(0.02)	0.04	(0.22)	0.13

GAAP Basic EPS	$2.74	$(89.41)	$(85.71)	$(80.65)

We estimate that our undistributed taxable income was $77.5 million or $2.34 per share for the nine months ended September 30, 2008. We continue to analyze tax considerations associated with the Financing Transaction as well as the recent issuance of PIK Notes, as previously discussed. Variances in the actual taxable income from the above estimated amounts will have a corresponding impact on the amount of cash and/or non-cash distributions we will be required to make to retain our REIT status.

Other Matters

We have, excluding TMHL, Adfitech and TMHS, elected to be taxed as a REIT. Accordingly, we will not be subject to federal income tax on that portion of our income that is distributed to shareholders in cash, common stock or a combination thereof as long as certain asset, income, stock ownership and distribution tests are met. We must (1) distribute at least 85% of our taxable income by the end of each calendar year (or declare the distribution in October, November or December of the calendar year and pay it in January of the succeeding year) and (2) declare dividends of at least 90% of our income by the time we file our tax return for such year, and pay such dividends no later than the date of the first regular dividend payment after such declaration. The rules allow several options for both timing and method of qualifying dividend payments over the course of years. We expect to utilize the ones we deem best fit our business needs.

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

The common three year statute of limitation on additional tax assessments used for most federal and state income tax matters means we are no longer subject to assessment for years before 2004. We believe we have filed, and will continue to file, all required tax returns, and maintain compliance with the tax reporting requirements of each jurisdiction we are subject to, on a timely and accurate basis. At September 30, 2008, we did not have any unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to increase significantly during the year ending December 31, 2008. We recognize interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. We do not have any amount accrued for interest and penalties.

In the third quarter of 2007, market conditions forced us to dispose of a significant portion of our portfolio of mortgage-backed securities, which, until the time they were disposed of, were a source of significant amounts of gross income that qualified for purposes of both the REIT annual 75% gross income test and the REIT annual 95% gross income test. Also in the third quarter of 2007, we were compelled to dispose of or otherwise terminate associated Swap Agreements and thereby recognize a gain. The treatment of gains from the disposition or termination of such Swap Agreements for purposes of the 95% gross income test is not clear. However, based on the amount of gross income we recognized for 2007, even if gross income from the Swap Agreements is not qualifying for the 95% gross income test, we believe that we are in compliance with the 95% gross income test for the 2007 tax year.

In January 2008, our special tax counsel rendered an opinion concluding (i) we had qualified to be taxed as a REIT beginning with the taxable year ended December 31, 1993, through the taxable year ended December 31, 2007, and (ii) our organization and current and proposed method of operation will enable us to meet the requirement for qualification and taxation as a REIT in subsequent years. After this opinion was rendered we entered into the Financing Transaction in March of 2008. As described below, if we fail to satisfy the Additional Financing Conditions this failure will adversely affect our ability to continue to qualify as a REIT.

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

The benefit for income taxes for the nine months ended September 30, 2008 was $1.0 million, based on a combined federal and state effective tax rate of 39.6% on estimated current taxable income of $8.9 million and deferred taxable income of $12.2 million. The provision related to certain Cap Agreements owned by TMHS that were entered into in conjunction with certain securitization transactions. The provision for income taxes for the nine months ended September 30, 2007 was $12.0 million, based on a combined federal and state effective tax rate of 39.2% on estimated deferred taxable income of $37.0 million. The significant differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases relate to MSRs capitalized for financial statement purposes, REMIC transactions accounted for as financings for financial statement purposes and as sales for tax purposes, unrealized gains on Hedging Instruments and TMHL’s net operating loss from 2004 through 2007. As of December 31, 2007, TMHL’s net operating loss approximates $289.0 million. We have established a valuation allowance against the entire balance of TMHL’s net deferred tax assets at September 30, 2008 as it is more likely than not that the deferred tax assets will not be realized.

Terms of the Financing Transaction are dependent upon our ability to satisfy the Additional Financing Conditions. Characterization of our rights, on the one hand, and the participants, on the other hand, under the Principal Participation Agreement is not clear for federal income tax purposes. If the Additional Financing Conditions do not occur, then, under the terms of the Principal Participation Agreement, our rights to certain principal collections on assets owned by us that are subject to the Override Agreement would be viewed as having been transferred by us to the participants in the Principal Participation Agreement. Our failure to satisfy the Additional Financing Conditions would adversely affect our ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of our REIT status.

If its REIT status is terminated, we would be taxed as a C-Corporation for the entire 2008 calendar year and would be eligible to file a consolidated income tax return with TMHS, TMHL and Adfitech. As a C-Corporation, we, in addition to TMHS, TMHL and Adfitech, would be subject to federal and state income taxes and would be required to record current and deferred income tax expense as of and for the period ended September 30, 2008. If we elected to file a consolidated income tax return, our income tax provision would include the operations of TMHS, TMHL and Adfitech. The consolidated income tax provision would be based on income before tax, adjusted for certain permanent items, at an estimated annual effective tax rate of 39%. In addition, it is likely that any deferred tax asset, mainly capital loss carryovers, would be subject to a 100% valuation allowance as it is more likely than not that the tax benefits would not be realized. We estimate that if required to be taxed as a C-Corporation in 2008, there could potentially be a $36 million net deferred tax expense provision required for the nine months ended September 30, 2008 because deferred tax assets would exceed current and deferred tax liabilities, but the deferred tax assets would be subject to a valuation allowance. This estimate could change significantly based on fourth quarter results. Also, as a C-Corporation, we would not be subject to the REIT distribution requirement or the related deductions from taxable income. As such, we would be prohibited from making dividend distributions pursuant to the terms of the Override Agreement.

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

We are in compliance with the annual 75% and 95% gross income test for our 2008 taxable year based on operations through September 30, 2008 and expect to maintain compliance through December 31, 2008. We believe it is more likely than not that the Additional Financing Conditions will be satisfied and that the Principal Participation Agreement will be terminated. As a result of satisfying the Additional Financing Conditions and our annual asset, income, distribution and stock ownership tests, we believe that it is more likely than not that we will qualify to be taxed as a REIT for the year ending December 31, 2008.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, during the quarter ended September 30, 2008, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Roney v. Thornburg, et al., filed October 27, 2008

United States District Court, District of New Mexico

On October 27, 2008, a purported class action complaint, or the “Class Action Complaint,” entitled Roney v. Thornburg, et. al. was filed in the United States District Court, District of New Mexico. The Class Action Complaint alleges that the Company, certain of our officers, all of our current directors and certain of our former directors violated federal securities laws by issuing false and misleading statements regarding the Company’s tender offer for its outstanding Preferred Stock in proxy statements filed with the SEC in April and July 2008; alleges that these defendants, as well as two of the Company’s largest shareholders, breached their fiduciary duty to the Company’s shareholders by entering into the Financing Transaction on March 31, 2008; and petitions for the dissolution of the Company. The Class Action Complaint seeks declaratory and injunctive relief, rescission of the tender offer to the extent implemented, recovery of the costs and expenses of the action and other relief that may be granted by the court. The Company believes the allegations are without merit, and intends to defend against them vigorously.

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

In recent months, the mortgage industry has come under enormous pressure due to numerous economic and other industry-related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage-backed securities have been downgraded and delinquencies and credit performance of mortgage loans in the industry have deteriorated. We faced significant challenges during the second half of 2007 and in 2008 due to these adverse conditions in the mortgage industry and the difficulties we experienced in pricing and financing our mortgage assets, and expect to continue to face these challenges in 2008. These conditions may not stabilize or they may worsen for the foreseeable future.

The residential mortgage market has continued to encounter difficulties, which has adversely affected our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the adoption of tighter underwriting standards throughout the mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage-backed securities and the remaining mortgage loans held in our portfolio will be further reduced. These conditions may not be stabilized and may continue to worsen for the foreseeable future.

Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. We may not be able to access sources of funding or, if available to us, we may not be able to negotiate favorable terms. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell more of our assets at unfavorable prices or discontinue various business activities. Consistent with the broader market decline in the issuance of mortgage-backed securities, we did not complete a securitization in the third quarter of 2008. We completed a sale of $111.2 million of ARM loans at a loss of $13.2 million during the third quarter of 2008 due to the need to reduce our warehouse financing and the inaccessibility of the securitization market. Our mortgage warehouse facilities were set to expire on November 7, 2008 but have been extended to November 14, 2008 or such date that the outstanding amounts are paid off from the pending sale of whole loans scheduled to settle on November 14, 2008. We do not expect to renew these facilities.

We may be required to sell loans on a whole loan basis and liquidate our assets to repay short-term borrowings. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing arrangements and require us to provide them with additional equity or collateral to secure our borrowings. Beginning in August 2007 and continuing through the current date, the fair value of our ARM Assets as well as our hedging instruments declined, our margin requirements on our financing increased and in the second half of 2007 and the first half of 2008, we sold a significant amount of assets and terminated interest rate swap agreements in order to reduce our exposure to further margin calls on recourse borrowings and hedging transactions. In March 2008, we received a significant amount of margin calls, which significantly exceeded our available liquidity, and we were unable to meet a portion of these margin calls. Although we have entered into the Override Agreement which freezes additional margin calls through March 16, 2009, unless a security is downgraded by a rating agency, there is no assurance that we will be able to obtain sufficient liquidity in order to satisfy our liabilities, that the value of our purchased ARM Assets and hedging instruments will not decline further, that we will be able to meet the margin calls if securities securing our obligations under the Reverse Repurchase Agreements are downgraded by a rating agency, that the Override Agreement will not be terminated by the counterparties if we do not meet certain conditions, that we will obtain new financing for the assets subject to the Override Agreement when it terminates, and that, if the Override Agreement is terminated, the counterparties will not make additional margin calls or that we will be able to satisfy additional margin calls, if any, or that we will be able to continue as a going concern.

Beginning in July 2008, the Override Agreement counterparties began to make a series of margin calls as a result of a series of Rating Agency downgrades of mortgage-backed securities owned by the Company and financed by the Override Agreement counterparties. In the context of those downgrades and their associated margin calls, some ambiguities arose with regard to the interpretations of the Override Agreement as it related to margin calls on downgraded securities and other matters. In trying to resolve these issues, the Company and the Override Agreement counterparties entered into a series of negotiations to attempt to resolve the interpretative issues. And, as negotiations continued and downgrades continued to be announced, the counterparties to the Override Agreement began to withhold funds payable to the Company under both the Override Agreement and the whole loan financing facility. On August 21, 2008, and in consideration of ongoing negotiations with the Override Agreement counterparties continuing in good faith, the Company used amounts in the Liquidity Reserve Fund to pay margin calls totaling approximately $219.0 million based on its interpretation of the Override Agreement, which was less than the amount owing based on downgrades under the counterparties’ interpretation of the Override Agreement. As of September 30, 2008, the Company had identified additional downgrades in its portfolio with a current face of $631.0 million and a carrying value of $352.2 million which would have resulted in an additional margin call of $56.7 million under the Company’s interpretation. Since September 30, 2008, and up to November 3, 2008, the Company has received additional downgrades on mortgage-backed securities held in its portfolio and financed under the Override Agreement. Those downgrades had a current face of $510.3 million and a carrying value of $345.1 million and could result in additional margin calls under the Company’s interpretation of the Override Agreement of $138.6 million. In total, the Company believes an additional $195.3 million in margin calls could result from downgrades subsequent to August 21, 2008. The Company has not paid any amounts on these potential additional margin calls to the counterparties to the Override Agreement.

The price of our Common Stock declined significantly as a result of these events and the impact on our results of operations. There is no assurance that our stock price will not continue to experience significant volatility as mortgage-backed security prices continue to decline.

•	We will suffer significant adverse consequences if the Additional Financing Conditions are not satisfied.

We believe that there will be several significant adverse consequences to the Company if the Additional Financing Conditions are not satisfied prior to December 31, 2008 or such date to which the deadline may be extended. If the Additional Financing Conditions are not satisfied, absent subsequent modification of the Principal Participation Agreement, the Principal Participation Agreement will not terminate and the investors that hold the interest in the Principal Participation Agreement will be entitled to receive, generally commencing on March 19, 2009, monthly principal payments that are received on the mortgage-backed securities collateralizing our Reverse Repurchase Agreements under the Override Agreement, after deducting payments due under those Reverse Repurchase Agreements. Investors in the Principal Participation Agreement must also consent to any refinancing of our mortgage-backed securities subject to the Override Agreement, which gives them the ability to cause the sale of these assets upon the maturity of the Reverse Repurchase Agreements and to receive the net proceeds of such sales after payment of the reverse repurchase counter parties. If any of the mortgage-backed securities have been sold prior to March 31, 2015, the participants would also be entitled to a payment on that date equal to the fair market value of such assets in excess of any financing related to those assets. The payments owed to the investors under the Principal Participation Agreement would represent a significant reduction in the Company’s monthly cash flow through March 31, 2015, making it highly unlikely that we would be able to reinvest its monthly cash flows into higher yielding assets or to support growth in our loan origination volumes to allow us to resume normalized business operations. Additionally, any future appreciation in the fair market value of these assets would be recovered by investors in the Principal Participation Agreement, as opposed to being recovered by the Company for the benefit of its shareholders.

In the event the Additional Financing Conditions are not satisfied, our ability to extend the Override Agreement or to find alternative financing for those mortgage assets will be extremely difficult and uncertain. As a result, if alternative financing cannot be secured, it is likely that all of the mortgage assets will be sold by the Company or liquidated by the Override Agreement counterparties at the termination of the Override Agreement, effectively eliminating any chance for recovery of value for our common or preferred shareholders and significantly impacting our ability to make payments on our other indebtedness absent a substantial improvement in mortgage securities prices between now and March 2009.

In addition, if the Additional Financing Conditions are not satisfied, the interest rate we must pay on the Senior Subordinated Secured Notes will remain at 18% per annum and will not be reduced to 12% per annum, resulting in an additional annual interest payment of approximately $75.9 million until maturity or until the Senior Subordinated Secured Notes are earlier redeemed or repurchased.

Until our ability to satisfy the Additional Financing Conditions is known, characterization of our rights, on the one hand, and the participants under the Principal Participation Agreement, on the other hand, is not clear for federal income tax purposes. If the Additional Financing Conditions are not satisfied, then, absent subsequent modification of the Principal Participation Agreement, our rights to certain principal collections on assets owned by us that are subject to the Override Agreement would be viewed as having been transferred by us to the participants in the Principal Participation Agreement. Our failure to satisfy the Additional Financing Conditions could adversely affect our ability to comply with the REIT quarterly asset tests and annual gross income tests because the participants in the Principal Participation Agreement would be considered to have acquired ownership interests in the principal payments on the assets subject to the Override Agreement for tax purposes. If that were to occur, it is likely that it could result in termination of our REIT status.

•

The Override Agreement may be terminated by the counterparties prior to March 2009 in certain circumstances, in which case certain of our obligations under our Reverse Repurchase, securities lending and Forward Auction Agreements will become immediately due and payable.

The counterparties may terminate the Override Agreement if we do not comply with certain covenants and restrictions. For example, they may terminate if we do not pay them all of the principal and 20% (or 30% in certain circumstances) of the interest payments received with respect to the collateral securing the Reverse Repurchase, securities lending and Forward Auction Agreements, if we fail to comply with certain obligations under the Override Agreement, if we fail to maintain the Liquidity Reserve Fund, if we fail to take certain other actions as specified therein, or if we voluntarily or involuntarily become a debtor in a bankruptcy proceeding. In the event the Override Agreement is terminated under these circumstances, certain of our obligations under those Reverse Repurchase, securities lending and Forward Auction Agreements may become immediately due and payable.

In addition, beginning in July 2008, the Override Agreement counterparties made a series of margin calls and have withheld funds payable to us under both the Override Agreement and warehouse lines. These actions and the positions asserted by the counterparties are in direct conflict with our understanding of certain key features of the Override Agreement. Despite ongoing negotiations to date, we have not been able to reach a satisfactory agreement with the Override Agreement counterparties. If we fail to reach a satisfactory agreement with the counterparties to the Override Agreement, the counterparties may attempt to terminate the Override Agreement.

•	We may not have sufficient liquidity to service our debt, particularly if the Principal Participation Agreement is not terminated.

We have significant indebtedness on which we must make periodic interest payments. We generally fund the interest payments required on our indebtedness with the interest payments we receive on our mortgage-backed securities and mortgage loan assets. As a result of the issuance of the Senior Subordinated Secured Notes and the PIK Notes, our total interest expense is significantly higher than it has historically been. Since we failed to complete the Exchange Offer and Consent Solicitation on September 30, 2008, the interest rate on the Senior Subordinated Secured Notes remains at 18% per annum, which will result in additional annual interest payments of $75.9 million on the Senior Subordinated Secured Notes until their maturity or until the Senior Subordinated Secured Notes are earlier redeemed or repurchased. Our reverse repurchase agreements, the Senior Notes, the Senior Subordinated Secured Notes, and the Subordinated Notes are our most substantial indebtedness. The instruments governing these debts generally include cross-default features, whereby a default under any one of our debt instruments can trigger a default on each of the other debt instruments and permit our lenders and our reverse repurchase agreement counterparties to exercise their rights against us under the related indenture, reverse repurchase agreement, or other similar agreement. If the PPA is not terminated, the participants under that agreement will control when the mortgage-backed securities subject to reverse repurchase agreements are sold and will receive all of the net proceeds of such sale. Without the interest income provided by those assets, it will be difficult for us to meet the interest payments due on our outstanding indebtedness. Most recently, due to our cash constraints, we requested and received the consent of approximately 98.6% of the holders of our Senior Subordinated Secured Notes to pay the September 30, 2008 interest on these notes to them in the form of additional Senior Subordinated Secured Notes in lieu of a cash payment.

•	We have a substantial amount of debt and various contractual agreements that are secured by substantially all of our assets, which may limit our ability to react to economic changes or repay our debt.

In connection with the Financing Transaction, we issued $1.15 billion in aggregate principal amount of Senior Subordinated Secured Notes. In 2008, we issued additional Senior Subordinated Secured Notes in the aggregate principal amount of $102.0 million and $13.5 million, as PIK Notes and Consent Notes, respectively, for the September 30, 2008 interest payment. We also have $305 million in aggregate principal amount of Senior Notes and approximately $224 million in aggregate principal amount of Subordinated Notes. Furthermore, our interest in the unpaid principal amount of a substantial amount of mortgage-backed securities and our rights under any repurchase agreement, Reverse Repurchase Agreements, Swap Agreements, loan agreements and other agreements to which we are a party relating to the foregoing were granted to the participants under the Principal Participation Agreement.

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

The Senior Subordinated Secured Notes are secured by a subordinated lien on certain of the Company’s assets, including, among other things, the interest payments due from assets covered by the Override Agreement, and guaranteed by certain of our subsidiaries. The Senior Notes are also secured by the same assets and guaranteed by the same significant subsidiaries of the Company. The security interests securing the Senior Subordinated Secured Notes and the Senior Notes, along with our obligations under the Override Agreement and the rights granted under the Principal Participation Agreement, leave us with almost no assets that are not subject to a lien, the Override Agreement or the Principal Participation Agreement. The resulting absence of any significant assets not subject to a lien, the Override Agreement or the Principal Participation Agreement for the foreseeable future may limit our ability to react to economic changes or obtain additional funding if necessary. Additionally, we may be unable to refinance the Senior Notes or the Senior Subordinated Secured Notes if the Principal Participation Agreement is still in effect at the time such notes become due. If we are unable to make timely interest, principal or other payments under these agreements, our lenders could proceed against the collateral granted to them to secure their indebtedness.

•	Our debt instruments impose restrictions on us that may adversely affect our ability to operate our business.

Our ability to comply with the financial covenants under the indentures governing the Senior Notes and the Senior Subordinated Secured Notes as they currently exist or as they may be amended, may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain nonfinancial covenants or to comply with the other restrictions contained in indentures governing the Senior Notes or the Senior Subordinated Secured Notes could result in a default, which could cause that indebtedness (and by reason of cross-default provisions, other indebtedness) to become immediately due and payable. If those lenders, or the lenders under our other debt agreements, accelerate the payment of such indebtedness or our counterparties under our Reverse Purchase Agreements make margin calls, we may not be able to make payments immediately and continue to operate our business.

The indentures relating to the Senior Notes and/or the Senior Subordinated Secured Notes contain restrictive covenants that require us to maintain a specified financial ratio. In addition, the indentures contain restrictive covenants, such as limitations on our subsidiaries’ ability to incur, assume or guarantee indebtedness, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt that is junior in right of payment to such notes, make loans, investments and capital expenditures, incur liens, layer indebtedness, restrict dividends, loans or asset transfers from our subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, consolidate or merge with or into, or sell substantially all of our assets to, another person, enter into transactions with affiliates or enter into new lines of business. The indenture governing the Senior Subordinated Secured Notes also prohibits us from issuing additional debt that is senior to such notes, with limited exceptions.

•	We have negative shareholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

As of September 30, 2008, we had a Shareholders’ Deficit of $323.3 million, which means our total liabilities exceeded our total assets. The existence of a Shareholders’ Deficit may limit our ability to obtain future debt or equity financing and cause regulatory issues as it could affect our state mortgage licenses. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

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

Recently, the federal government has enacted several measures to stem the deterioration of the economy, including the adoption of legislation that could comparatively benefit our competitors. See “Risk Factors—Risks Related to Government Regulation—New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.”

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

The market price of the Common Stock could decline as a result of sales or issuances of a large number of shares of the Common Stock in the market after the Exchange Offer and Consent Solicitation or the perception that these sales could occur. Assuming 100% participation in the Exchange Offer and Consent Solicitation, the holders of the Preferred Stock will receive approximately 132 million shares of Common Stock upon the successful completion of the Exchange Offer and Consent Solicitation. Furthermore, Additional Warrants exercisable for approximately 252 million shares of Common Stock will be issued to the investors in the Financing Transaction upon the satisfaction of the Additional Financing Conditions. These sales or issuances, or the perception that these sales or issuances may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

After the satisfaction of the Additional Financing Conditions, shareholders that collectively own or have the right to acquire upon the exercise of warrants approximately 252 million shares of Common Stock, or approximately 64% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation, will have registration rights with respect to their outstanding shares of Common Stock and shares of Common Stock issuable upon exercise of their warrants. We have filed prospectuses to allow the resale of the Common Stock issued upon the exercise of the Initial Warrants and the Override Warrants, the Consent Shares and the shares issuable upon the exercise of the Escrow Warrants. In addition, we expect to file a prospectus for the resale of the Common Stock issuable upon the exercise of the Additional Warrants after the issuance of such warrants. Sales of a substantial number of these shares of Common Stock, or the perception that such sales may occur, could cause our share price to fall.

•	If the Exchange Offer and Consent Solicitation is completed, we will be obligated to issue a significant number of shares of Common Stock, which will dilute the value of our Common Stock.

As of November 7, 2008 we have issued and outstanding approximately 47.5 million shares of Common Stock. On March 31, 2008 we issued Initial Warrants exercisable for approximately 16.9 million shares of Common Stock which have all been exercised and on October 27, 2008 we issued Escrow Warrants for approximately 3.16 million shares of Common Stock, all with an exercise price of $0.01 per share. Furthermore, we would issue up to 132 million shares of Common Stock in the Exchange Offer and Consent Solicitation if 100% of Preferred Stock is tendered. Upon satisfaction of the Additional Financing Conditions we will issue Additional Warrants exercisable for approximately 252 million shares of Common

Stock, also with an exercise price of $0.01 per share. Upon completion of the Financing Transaction, including issuance of the Additional Warrants and completion of a successful Exchange Offer and Consent Solicitation, we will have approximately 426 million shares of Common Stock outstanding on a fully diluted basis. This large increase in the number of outstanding shares of Common Stock issued at a price significantly below the current market value of the Common Stock may negatively affect the market price of the Common Stock.

•	Shares of Common Stock issued in the future may cause significant further dilution to holders of Common Stock.

The Company is currently authorized to issue up to four billion shares of Common Stock. Upon completion of the Exchange Offer and Consent Solicitation, and assuming 100% participation in the Exchange Offer and Consent Solicitation and the issuance of the Additional Warrants, the Company will have approximately 426 million shares of Common Stock outstanding or reserved and approximately 3.6 billion authorized but unissued or unreserved shares of Common Stock. These currently authorized but unissued shares may be issued in the future with or without shareholder approval, subject to applicable laws and regulations. Further, the Company may issue additional shares of Common Stock or other equity securities or Derivatives from time to time, as it seeks to reduce its debt and become more reliant on equity capital to fund its balance sheet, through recapitalization transactions or other transactions that raise additional funds to continue or enhance its operations or otherwise. For example, the Company recently entered into an exchange agreement with certain holders of the Subordinated Notes to exchange up to $53.5 million aggregate principal amount of such notes for up to a maximum of less than 20% of the outstanding Common Stock, or approximately 8.3 million shares of Common Stock. The exchange price for the notes is equal to 25% of the principal amount of debt exchanged plus accrued and unpaid interest, and the number of shares received in exchange for Subordinated Notes is equal to the exchange price of the Subordinated Notes exchanged, divided by 95% of the last sale price of Common Stock immediately prior to the exchange. Holders of Common Stock may experience significant further dilution as a result of such additional issuances.

•	The trading price of our Common Stock may be subject to significant fluctuations and volatility.

The stock markets have recently experienced high levels of volatility. These market fluctuations may adversely affect the trading price of our Common Stock. In addition, the trading price of our Common Stock has been subject to significant fluctuations and may continue to fluctuate or decline. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	changes in our business, operations or prospects;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	catastrophic events, both natural and man-made;

•	governmental litigation and/or regulatory developments or considerations;

•	general market and economic conditions or market and economic conditions affecting our industry generally;

•	publication of unfavorable research reports about us or our industry or withdrawal of research reports by research analysts;

•	the departure of key personnel;

•	market assessments of the Financing Transaction and the likelihood of us returning to normalized business operations;

•	market assessments as to whether and when the Exchange Offer and Consent Solicitation will be consummated and market assessments of the condition, results or prospects of our business; and

•	governmental actions or legislative developments affecting the mortgage industry generally.

•	Some of our shareholders will continue to exert significant influence over us and their interests may conflict with the interests of our other shareholders.

If the Additional Financing Conditions are satisfied and the Additional Warrants issued and to be issued to the investors in the Financing Transaction and to our Reverse Repurchase Agreement counterparties are all exercised, our largest shareholders will be MatlinPatterson, which will own approximately 21.4% of our outstanding Common Stock, assuming 100% participation in the Exchange Offer and Consent Solicitation. If the Additional Financing Conditions are not satisfied, MatlinPatterson will still be our largest single shareholder and will own approximately 15.7% of our outstanding Common Stock (assuming all Warrants issued and to be issued by us to the investors and our Reverse Repurchase Agreement counterparties are exercised). In addition, as part of the Financing Transaction, MatlinPatterson was given the right to designate up to three directors depending on its level of stock ownership, and the other new investors were given rights to designate two directors. MatlinPatterson has currently exercised such rights for two directors, David J. Matlin and Mark R. Patterson, who were elected by the Board on April 22, 2008 to fill vacancies on the Board resulting from the resignation of two of our former Class II directors. Messrs. Matlin and Patterson were elected to the Board of Directors for three year terms at the 2008 Annual Meeting. MatlinPatterson retains the right to designate a third director at any time during which it meets the relevant stock ownership requirement. As a result, MatlinPatterson and the other investors will be able to exert significant influence over all matters presented to the Board or shareholders for approval.

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

Pursuant to the TMAC Participation Agreement, MP TMAC LLC, an affiliate of MatlinPatterson, agreed to acquire a 75% participation in certain fees and other compensation paid to the Manager by us under the Management Agreement. MP TMAC LLC (or any other participant in the TMAC Participation Agreement) and its affiliates will exert significant control over the Manager so long as they collectively hold 30% of the TMAC Participation Agreement. See Note 12 to the Condensed Consolidated Financial Statements. We are in preliminary negotiations to restructure the TMAC Participation Agreement, however we have not determined what the terms of an alternative arrangement would be and no assurance can be given that the TMAC Participation Agreement will be restructured.

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

MP TMAC LLC, an affiliate of MatlinPatterson, or any other participant in the TMAC Participation Agreement, will exert significant control over the Manager, which may lead to conflicts of interest. See also Risks Related to Us and Our Business—“Some of our shareholders will continue to exert significant influence over us and their interests may conflict with the interests of our other shareholders.”

•	Our Common Stock may be delisted from the New York Stock Exchange.

Our Common Stock is currently listed on the New York Stock Exchange (the “NYSE”). We must satisfy certain minimum listing maintenance requirements to maintain such listing, including maintaining a minimum bid price of $1.00 per share for the Common Stock.

On May 29, 2008, we received a letter from the New York Stock Exchange (the “NYSE”), stating that the we are not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock has been less than $1.00 for 30 consecutive trading days. To cure this deficiency we implemented the Reverse Split. While our Common Stock is currently trading above $1.00, there can be no guarantee that it will continue to do so for 30 consecutive trading days. Our Common Stock may be delisted from the NYSE if we are unable to maintain a minimum bid price of $1.00 per share of Common Stock or if we fail to satisfy any other requirement under the NYSE’s continued listing requirements.

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

Since August 2007, several purported class action complaints have been filed against us and our executive officers and certain directors. A number of complaints allege that we and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Common Stock, and that the named plaintiff and members of the putative class purchased common stock at these artificially inflated market prices. In addition, we are the subject of a shareholder derivative claim which alleges that certain of our officers and all of our directors violated state law, breached their fiduciary duties and were unjustly enriched. Furthermore, we have received a notice from the SEC that it is investigating the restatement of our 2007 financial statements and other recent events and related disclosure and a notice from the NYSE that it is reviewing transactions in our Common Stock prior to our January 9, 2008 disclosure of the impact of recent market events in the mortgage industry based on our GAAP book value. Furthermore, in October 2008, a purported class action complaint, or the “Class Action Complaint,” entitled Roney v. Thornburg, et. al. was filed in the United States District Court, District of New Mexico. The Class Action Complaint alleges that the Company, certain of its officers, all of its current directors and certain of its former directors violated federal securities laws by issuing false and misleading statements regarding the Company’s tender offer for its outstanding Preferred Stock in proxy statements filed with the SEC in April and July 2008; alleges that these defendants, as well as two of the Company’s largest shareholders, breached their fiduciary duty to the Company’s shareholders by entering into the Financing Transaction on March 31, 2008; and petitions for the dissolution of the Company. The Class Action Complaint seeks declaratory and injunctive relief, rescission of the tender offer to the extent implemented, recovery of the costs and expenses of the action and other relief that may be granted by the court. See Part II, Item 1 “Legal Proceedings” for more information on these pending litigation matters. See Part II, Item 1 “Legal Proceedings” for more information on these pending litigation matters.

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

•	Certain provisions of our articles of incorporation and bylaws and Maryland law may prevent a change of control of us that would result in a premium paid to our shareholders.

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

All of the risks highlighted herein could be magnified because we use borrowed funds to acquire additional ARM Assets for our portfolio. We have a policy to operate with an Adjusted Equity-to-Assets Ratio of at least 8%. At September 30, 2008, we were operating at an Adjusted Equity-to-Assets Ratio of 18.13%. If we fall below this ratio, the adverse impact on our financial condition and results of operations from the types of risks described in this section would likely be more severe.

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

If we are unable to re-finance our Reverse Repurchase Agreements and whole loan financing facilities, on favorable terms or at all, our liquidity and capital resources could be materially and adversely affected. Furthermore, the Override Agreement limits us from entering into any new transactions under existing, or entering into any new, Reverse Repurchase Agreements, secured lending agreements or auction swap agreements or delivering additional collateral there under.

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

During the third quarter of 2008, we did not originate any loans due to our limited liquidity. We do not know whether these originations will increase in the future.

•	Our REIT qualification creates certain risks.

The requirements to qualify as a REIT for U.S. federal income tax purposes are complex and technical and we may not be able to qualify for reasons beyond our control. A failure to qualify as a REIT could subject our earnings to taxation at regular corporate rates, thereby reducing the amount of money available for distributions to our shareholders and for payment of principal and interest on our borrowings.

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

Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans;

•

the Equal Credit Opportunity Act and Regulation B promulgated there under, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

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

Recently, the federal government has enacted several measures to stem the deterioration of the economy, including the adoption of legislation that directly or indirectly could affect our business. Certain of these measures, such as the Emergency Economic Stabilization Act of 2008, contain provisions that could be utilized by certain financial institutions that may be our competitors, but are not available to us at the current time. As such, we may not benefit from such measures to the same degree as certain of our competitors. Furthermore, the full impact of the recent legislation is unknown at the current time and there may be further changes to the regulatory landscape in which we operate that may have a negative impact on us.

Some states and local governments and the federal government have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of the Home Ownership and Equity Protection Act, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional purchasers of our loans, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

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

On January 4, 2008, the Company declared a quarterly dividend of $0.63723 per share of Series F Preferred Stock, which was paid on February 15, 2008 to shareholders of record on January 31, 2008. On March 24, 2008, the Board of Directors of the Company determined that the Company did not have sufficient liquidity to make its next scheduled payments of dividends on Preferred Stock and indefinitely suspended the payment of dividends on all series of Preferred Stock. Therefore, dividends were neither declared nor paid on the Series C, D or E Preferred Stock on April 15, 2008 and the Company has not declared or paid dividends on the Series F Preferred Stock since February 15, 2008. Dividends on Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for their payment and whether or not such dividends have been declared. Therefore, the Company had unpaid cumulative unpaid dividends which were not yet declared as of September 30, 2008. Cumulative unpaid dividends on Preferred Stock totaled $67.3 million at September 30, 2008. However, at the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock noncumulative, eliminate all accrued but unpaid dividends and eliminate substantially all voting rights of the preferred shareholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company is seeking such consents in connection with the Exchange Offer and Consent Solicitation.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

See “Exhibit Index”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THORNBURG MORTGAGE, INC.
(Registrant)

Dated: November 12, 2008	/s/ Larry A. Goldstone
Larry A. Goldstone
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2008	/s/ Clarence G. Simmons, III
Clarence G. Simmons, III
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s registration statement on Form S-11, which went effective on June 18, 1993)

3.1.1

Articles of Amendment to Articles of Incorporation dated June 29, 1995 (incorporated herein by reference to Exhibit 3.1 filed with the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1995)

3.1.2

Articles of Amendment to Articles of Incorporation dated April 26, 2000 (incorporated herein by reference to Exhibit 3.1.3 filed on May 8, 2000 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2000)

3.1.3

Articles of Amendment to Articles of Incorporation dated April 29, 2002 (incorporated herein by reference to Exhibit 3.1.5 filed on May 14, 2002 with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002)

3.1.4

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated March 18, 2005 (incorporated herein by reference to Exhibit 3.1.6 filed on March 21, 2005 with the registrant’s registration statement on Form 8-A)

3.1.5

Articles Supplementary for 8% Series C Cumulative Redeemable Preferred Stock dated May 27, 2005 (incorporated herein by reference to Exhibit 3.1.7 filed on May 31, 2005 with the registrant’s current report on Form 8-K)

3.1.6

Articles Supplementary for Series D Adjusting Rate Cumulative Redeemable Preferred Stock dated November 17, 2006 (incorporated herein by reference to Exhibit 3.1.8 filed on November 20, 2006 with the registrant’s registration statement on Form 8-A)

3.1.7

Articles Supplementary for 7.50% Series E Cumulative Convertible Redeemable Preferred Stock dated June 18, 2007 (incorporated herein by reference to Exhibit 3.1.9 filed on June 19, 2007 with the registrant’s registration statement on Form 8-A)

3.1.8

Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated September 4, 2007 (incorporated herein by reference to Exhibit 3.1.10 filed on September 5, 2007 with the registrant’s registration statement on Form 8-A)

3.1.9

Articles Supplementary for 10% Series F Cumulative Convertible Redeemable Preferred Stock dated January 15, 2008 (incorporated herein by reference to Exhibit 3.1.11 filed on January 16, 2008 with the registrant’s current report on Form 8-K)

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

3.1.12

Articles of Amendment to Articles of Incorporation, dated September 26, 2008 (incorporated herein by reference to Exhibit 3.1 filed on September 26, 2008 with the registrant’s current report on Form 8-K).

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

4.13

Senior Subordinated Secured Note Indenture dated as of March 31, 2008 between Thornburg Mortgage, Inc., the Note Guarantors signatories thereto and Wilmington Trust Company as Trustee (incorporated herein by reference to Exhibit 4.1 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

4.13.1

First Supplemental Indenture dated as of September 30, 2008 between Thornburg Mortgage, Inc., the Note Guarantors signatories thereto and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.1 filed on October 6, 2008 with the registrant’s current report on Form 8-K).

4.14	Form of Senior Subordinated Secured Note (included in Exhibit 4.13)

4.15

Amendment to Shareholder Rights Agreement dated as of April 1, 2008 between Thornburg Mortgage, Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1

Amendment No. 1 to Amended and Restated Management Agreement dated as of March 31, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 2, 2008 with the registrant’s current report on Form 8-K)

10.1.1

Amendment No. 2 to Amended and Restated Management Agreement dated as of April 22, 2008 between Thornburg Mortgage, Inc. and Thornburg Mortgage Advisory Corporation (incorporated herein by reference to Exhibit 10.1 filed on April 28, 2008 with the registrant’s current report on Form 8-K)

10.2

Override Agreement dated as of March 17, 2008 by and among Thornburg Mortgage, Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on March 19, 2008 with the registrant’s current report on Form 8-K)

10.3

Amendment No. 1 to Override Agreement dated as of March 27, 2008 by and among Thornburg Mortgage Inc., Thornburg Mortgage Hedging Strategies, Inc. and Greenwich Capital Markets, Inc., Royal Bank of Scotland PLC, Greenwich Capital Derivatives Inc., Bear Stearns Investment Products Inc., Citigroup Global Markets Limited, Credit Suisse Securities (USA) LLC, UBS Securities LLC and Credit Suisse International (incorporated herein by reference to Exhibit 10.1 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.4

Security Agreement relating to Override Agreement dated as of April 1, 2008 among Thornburg Mortgage, Inc., each other Lien Grantor Party thereto, each Counterparty thereto and Credit Suisse Securities (USA) LLC as Collateral Agent (incorporated herein by reference to Exhibit 10.2 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.5

Purchase Agreement dated as of March 31, 2008 by and among Thornburg Mortgage, Inc. and the Subscriber signatories thereto (incorporated herein by reference to Exhibit 10.3 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.6

Form of Amendment No. 1 to Purchase Agreement and Consent of Majority Participants dated September 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

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

10.10

Principal Participation Agreement dated as of March 31, 2008 among Thornburg Mortgage, Inc. and the Participants signatories thereto (incorporated herein by reference to Exhibit 10.6 filed on April 4, 2008 with the registrant’s current report on Form 8-K)

10.11

Warrant Agreement dated as of April 1, 2008 among Thornburg Mortgage, Inc. and the Warrant Holders signatories thereto.(incorporated herein by reference to Exhibit 10.11 filed on August 25, 2008 with the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.12	Form of Warrant (included in Exhibit 10.11)

10.13

Form of Amendment No. 1 to Principal Participation Agreement dated September 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.14	Form of Amendment No. 1 to Escrow Agreement dated September 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.15	Consent of Majority Participants dated April 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 3, 2008).

10.16	Consent of Majority Participants dated July 10, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 10, 2008).

10.17	Consent of Majority Participants dated September 30, 2008 (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 6, 2008).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Senior Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Being filed herewith.

GLOSSARY

There follows a definition of certain capitalized and other terms and abbreviations used in this Quarterly Report on Form 10-Q.

“Additional Warrants” means the warrants, issuable in connection with the Financing Transaction, upon satisfaction of the Additional Financing Conditions, to the holders of the interest in the terminated Principal Participation Agreement to purchase that number of shares of Common Stock which, when added to the shares of Common Stock issuable upon the exercise of the Initial Warrants and Escrow Warrants previously issued to investors, will constitute 90% of the shares of Common Stock (or approximately 252 million shares of Common Stock) outstanding on a fully diluted basis after giving effect to such issuance and all anti-dilution adjustments in all existing instruments and agreements of the Company and will constitute 63.8% of the fully diluted shares of Common Stock after giving effect to the issuance of Common Stock in the Exchange Offer and Consent Solicitation, assuming 100% participation in the Exchange Offer and Consent Solicitation. The Additional Warrants will expire on March 31, 2015, and are exercisable at a price of $0.01 per share.

“Additional Financing Conditions” means (1) shareholder approval of an increase in the number of authorized shares of capital stock from 500 million to 4 billion shares by June 15, 2008, (2) completion of a successful Exchange Offer and Consent Solicitation for at least 66 2/3% of the outstanding shares of each series of Preferred Stock (which is equivalent to at least 66 2/3% of the aggregate liquidation preference of the outstanding shares of each series of Preferred Stock) by December 31, 2008, and (3) issuance of Additional Warrants to the investors under the Principal Participation Agreement. Completion of a successful Exchange Offer and Consent Solicitation requires approval from the holders of the Company’s voting stock and each series of Preferred Stock of an amendment to the Company’s charter to modify the terms of each series of Preferred Stock to eliminate certain rights of the Preferred Stock.

At the Company’s annual meeting of shareholders held on June 12, 2008, shareholders approved amendments to the Company’s charter to increase the number of authorized shares of capital stock from 500 million to 4 billion shares and to modify the terms of each of the Company’s existing series of Preferred Stock to, among other things, remove restrictive covenants that currently prohibit the Company from purchasing Preferred Stock when all cumulative dividends on the related series of Preferred Stock have not been paid in full, make the dividend payments on the Preferred Stock noncumulative and eliminate all accrued but unpaid dividends, and eliminate substantially all voting rights of the preferred shareholders. The Company must still obtain the requisite consents from the holders of each series of Preferred Stock to the modification of the terms of the Preferred Stock before those modifications can become effective. The Company is seeking such consents in connection with the Exchange Offer and Consent Solicitation which was commenced on July 23, 2008.

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

“Asset-backed CP” means asset-backed commercial paper, which provides an alternative way to finance our High Quality ARM Assets portfolio. We issue Asset-backed CP to investors in the form of secured liquidity notes that are recorded as borrowings on our Condensed Consolidated Balance Sheets.

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

“Change In Control” means a change in control as defined in the Override Agreement and the Senior Subordinated Secured Notes indenture and generally includes the (1) sale, lease, exchange or transfer of substantially all of the assets of the Company, (2) shareholder approval of a plan of liquidation or dissolution, (3) any person or group becoming the owner of more than 50% of the aggregate voting stock of the Company, or (4) the replacement of a majority of the Board of directors over a two-year period from the directors who constituted the Board of Directors at the beginning of such period without approval by a majority of the Board of Directors who were directors of the Board of Directors at the beginning of such period.

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

“Consent Notes” means Senior Subordinated Secured Notes consenting holders received as consideration for their PIK Consent, at their election, of either (i) 6.5217 shares of Common Stock in respect of each $1,000 principal amount of the Senior Subordinated Secured Notes or (ii) additional Senior Subordinated Secured Notes with an aggregate principal amount equal to the market value of the total number of Consent Shares on the date of issuance to which such holders otherwise would have been entitled. The Consent Notes were issued as of October 1, 2008.

“Consent Shares” means Common Stock consenting holders received as consideration for their PIK Consent, at their election, of either (i) 6.5217 shares of Common Stock in respect of each $1,000 principal amount of the Senior Subordinated Secured Notes or (ii) additional Senior Subordinated Secured Notes with an aggregate principal amount equal to the market value of the total number of Consent Shares on the date of issuance to which such holders otherwise would have been entitled. The Consent Shares were issued as of October 1, 2008.

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

“Escrow Warrants” means the warrants, issuable in connection with the Financing Transaction, to purchase 3,300,021 shares of Common Stock (as adjusted for anti-dilution protection), which were placed in escrow until the earlier of the satisfaction of the Additional Financing Conditions or September 30, 2008. Because the Company was unable to complete the Exchange Offer and Consent Solicitation on or prior to September 30, 2008, the Escrow Warrants were released pro rata to the investors in the Financing Transaction according to their aggregate principal amount of the Senior Subordinated Secured Notes. The Escrow Warrants will expire on March 31, 2015, and are exercisable at a price of $0.01 per share.

“Eurodollar Transactions” means Eurodollar futures contracts, which are three month contracts with a price that represents the forecasted three-month LIBOR rate. The sale of these contracts locks in a future interest rate.

“Exchange Offer and Consent Solicitation” means the tender offer that the Financing Transaction requires the Company use its best efforts to successfully complete by December 31, 2008, or as may be extended. On July 23, 2008, the Company commenced the Exchange Offer and Consent Solicitation for all of its outstanding Preferred Stock. Pursuant to the Exchange Offer and Consent Solicitation, as amended, the Company is offering three shares of Common Stock for each share of Preferred Stock tendered and approximately 132 million shares of Common Stock in the aggregate.

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

“Financing Transaction” means the transaction which closed on March 31, 2008 in which the Company raised an aggregate of up to $1.35 billion from the sale of Senior Subordinated Secured Notes, Initial Warrants, Escrow Warrants and Additional Warrants to purchase Common Stock and interests in a Principal Participation Agreement in a private placement to qualified institutional buyers under Section 4(2) of the Securities Act of 1933.

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

“Guarantor Subsidiaries” means TMHL, Adfitech, TMHS and Thornburg Acquisition Subsidiary, Inc., all of which are directly or indirectly wholly-owned subsidiaries of the Parent, that have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Parent to pay principal and interest under the Senior Notes and the Senior Subordinated Secured Notes.

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

“Initial Warrants” means the warrants, issued on March 31, 2008, in connection with the Financing Transaction to purchase 16,860,655 shares of Common Stock. The Initial Warrants were exercisable at a price of $0.01 per share and all of the Initial Warrants have been exercised.

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

“Non-Guarantor Subsidiaries” means the directly or indirectly wholly-owned subsidiaries of the Parent that have not guaranteed the obligations of the Parent to pay principal and interest under the Senior Notes and the Senior Subordinated Secured Notes.

“OCI” means our accumulated other comprehensive income or loss calculated on a consolidated basis in accordance with GAAP.

“Override Agreement” means the override agreement dated March 17, 2008, as amended, entered into by and among the Company and certain Reverse Repurchase Agreement and Forward Auction Agreement counterparties.

“Override Warrants” means the warrants, issuable pursuant to the Override Agreement, to purchase such number of shares of its Common Stock that after the satisfaction of the Additional Financing Conditions will constitute at least 4.04% of Common Stock outstanding on a fully diluted basis (4,696,000 of such Warrants to be issued no later than April 11, 2008). The Override Warrants will expire on April 1, 2013, and are exercisable at a price of $0.01 per share.

“Other Investments” means assets that are (i) adjustable or variable rate pass-through certificates, multi-class pass-through certificates or CMOs backed by loans that are rated at least Investment Grade at the time of purchase, (ii) ARM loans collateralized by first liens on single-family residential properties, generally underwritten to “A quality” standards and acquired for the purpose of future securitization or sale, (iii) fixed-rate mortgage loans collateralized by first liens on single-family residential properties originated for sale to third parties, (iv) real estate properties acquired as a result of foreclosing on our ARM Loans, or (v) as authorized by the Board of Directors, ARM Assets rated less than Investment Grade that are created as a result of our loan acquisition and securitization efforts or are acquired as Purchased Securitized Loans, and that equal an amount no greater than 17.5% of shareholders’ equity, measured on a historical cost basis. Other Investments may not comprise more than 30% of our total assets.

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

“PIK Consent” (Payment in Kind Consent) means the consent provided, effective September 30, 2008, by holders holding approximately 98.6% of the aggregate principal amount of the outstanding Senior Subordinated Secured Notes to receive the September 30, 2008 interest payment due on the Senior Subordinated Secured Notes in additional Senior Subordinated Secured Notes in lieu of cash.

“PIK Notes” (Payment in Kind Notes) means the additional Senior Subordinated Secured Notes issued effective September 30, 2008 as a result of the PIK Consent.

“Pipeline Hedging Instruments” means Eurodollar Transactions that we use to limit interest rate risk associated with commitments to purchase ARM loans.

“Plan” means TMA’s Amended and Restated 2002 Long-Term Incentive Plan, as amended.

“Portfolio Margin” means yield on net interest earning assets.

“PPA” means Principal Participation Agreement.

“PPA and Additional Warrant Liability” means a liability recorded in connection with the Financing Transaction which represents (1) the liability for the subsequent issuance of the Additional Warrants to the participants in the Principal Participation Agreement and the investors contributing escrowed funds upon the satisfaction of the Additional Financing Conditions or, (2) the liability for the Principal Participation Agreement in the event that the Additional Financing Conditions are not satisfied. The likelihood of each of those events has been estimated by the Company and the liability reflects the probability adjusted fair value of the two alternatives. The PPA and Additional Warrant Liability is carried at its fair value on the Condensed Consolidated Balance Sheets and marked to fair value at the end of each period with the change in fair value reflected as PPA and Additional Warrant Liability fair value changes in the Condensed Consolidated Income Statements.

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

“Reverse Split” means the 1-for-10 reverse stock split of the Common Stock effected on September 26, 2008. As a result of the Reverse Split, every 10 shares of (old) Common Stock, par value $0.01 per share, which were outstanding as of September 26, 2008, the effective date, were combined into one share of (new) Common Stock, par value of $0.01 per share.

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

“Senior Notes” means the 8% senior notes due May 15, 2013, issued by TMA. Prior to March 31, 2008, the Senior Notes were unsecured. In connection with the Financing Transaction, TMA entered into a second supplemental indenture for the Senior Notes to provide that the Senior Notes were secured as senior to the lien provided for the Senior Subordinated Secured Notes. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Notes.

“Senior Subordinated Secured Notes” means the senior subordinated secured notes due March 31, 2015, issued by TMA. The Senior Subordinated Secured Notes are secured by a lien junior to the lien securing the Senior Notes on, among other things, the stock of certain of TMA’s subsidiaries, TMHL’s MSRs and the interest payments due from the mortgage-backed securities underlying the Override Agreement after termination of the Override Agreement and after paying interest expense. In addition, certain of TMA’s subsidiaries have guaranteed payment of the Senior Subordinated Secured Notes.

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

“TMA” means Thornburg Mortgage, Inc., a Maryland corporation.

“TMAC Participation Agreement” means the Participation Agreement, dated as of March 31, 2008, among the Manager, certain shareholders of the Manager and MP TMAC LLC, an affiliate of MatlinPatterson, MP TMAC LLC agreed to acquire a 75% participation interest in the base management fee, net of reasonable expenses, and gross proceeds of the performance-based incentive fee and in consideration, MP TMAC LLC granted the Manager the option to acquire an aggregate of 2.5264% of the fully diluted authorized and issued shares of Common Stock (not to exceed 7,811,379 shares of Common Stock) for an exercise price of $0.01 per share. This option will be exercisable upon and from time to time after the satisfaction of the Additional Financing Conditions. The Manager has transferred this option to the counterparties to the Override Agreement.

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